Form 10-Q
period 1996-09-28
BOSTON BEER CO INC
filed 1996-11-15
CIK 949870

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


[ X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       September 28, 1996

                             OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from .........to..........
Commission file number        1-14092

                THE BOSTON BEER COMPANY, INC.
   (Exact name of registrant as specified in its charter)

MASSACHUSETTS                           04-3284048
(State or other jurisdiction           (I.R.S. Employer
  of incorporation or organization)     Identification No.)

      75 Arlington Street, Boston, Massachusetts 02116
          (Address of principal executive offices)
                         (Zip Code)

                       (617) 368-5000
    (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

As of November 1, 1996, there were 15,958,878 shares outstanding of the Registrant's Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company's Class B Common Stock ($.01 par value).

                THE BOSTON BEER COMPANY, INC.

                            INDEX


PART I.        FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                   September 28, 1996 and December 31, 1995

                   Consolidated Statements of Income for the Three months ended September 28, 1996 and September 30, 1995, and the nine months ended September 28, 1996 and September 30, 1995

                   Consolidated Statements of Cash Flows
                   Nine months ended September 28, 1996 and
                   September 30, 1995

                   Notes to Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of
                   Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

          Exhibit Index

                  Exhibit 11.

SIGNATURES


                                 THE BOSTON BEER COMPANY, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                        (in thousands)
                                         September 28, 1996   December 31,1995
ASSETS

  Current Assets:
       Cash & cash equivalents              $32,606             $36,607
       Investments in marketable              3,875                   -
        securities at fair value
       Accounts receivable                   21,320              16,265
       Allowance for doubtful accounts         (808)               (175)
       Inventories                           14,262               9,280
       Prepaid expenses                         639                 437
       Deferred income taxes                  1,011               1,011
       Other current assets                   1,502               1,858
                                            ________           _________
           Total current assets              74,407              65,283

       Restricted investments                   611                 602
       Equipment and leasehold improve-
        ments, at cost                       18,239               9,690
          Less: accumulated depreciation     (5,405)             (3,531)
       Deferred income taxes                  1,777               1,777
       Other assets                           2,700               2,869
                                            ________            ________
           Total assets                     $92,329             $76,690
                                            ========            ========

LIABILITIES AND STOCKHOLDERS'EQUITY

  Current Liabilities:
         Accounts payable                   $16,239              $8,604
         Accrued expenses                    11,907              11,338
         Current maturities of
          long-term debt                         75                  75
                                            ________            ________
         Total current liabilities           28,221              20,017

  Long-term debt,less current maturities      1,800               1,875

   Commitments and Contingencies (Note H)         -                   -

  Stockholders' Equity:
       Class A Common Stock, $.01 par
        value; 20,300,000 shares
        authorized; 15,869,555 and
        15,643,664 issued and outstanding
        as of September 28, 1996 and as
        of December 31, 1995,
        respectively                            159                 156
       Class B Common Stock, $.01 par value;
        4,200,000 shares authorized;
        4,107,355 issued and outstanding         41                  41
       Additional paid-in-capital            54,019              53,482
       Unearned compensation                   (426)               (509)
       Unrealized loss on investments in
        marketable securities                  (410)                  -
       Retained earnings                      8,925                1,628
                                            ________             ________
           Total stockholders' equity        62,308               54,798
                                            ________             ________
           Total liabilities and
            stockholders' equity            $92,329              $76,690
                                           ========             ========



      The accompanying notes are an integral part of the financial statements.

                                         Page 3


                                 THE BOSTON BEER COMPANY, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                            (in thousands, except per share data)
                           Quarter Ended                 Nine Months Ended
                     ---------------------------    ----------------------------
                     September 28, September 30,    September 28,  September 30,
                        1996          1995             1996           1995

Sales                 $51,598       $44,512          $160,457      $121,895
Less excise taxes       5,486         4,702            17,145        12,990
                      _______       _______          ________      ________
Net sales              46,112        39,810           143,312       108,905
Cost of sales          22,901        19,249            71,831        52,615
                      _______       _______          ________      ________
Gross profit           23,211        20,561            71,481        56,290

Operating expenses:
Advertising,
 promotional and
 selling expenses      16,907        16,391            50,783        43,408
General and
 administrative
 expenses               2,613         1,762             8,956         5,455
                      _______       _______           _______       _______
   Total operating
     expenses          19,520        18,153            59,739        48,863
                      _______       _______           _______       _______
Operating income        3,691         2,408            11,742         7,427

Other income
  (expense):
Interest income           522            48             1,455           203
Interest expense          (57)          (58)             (182)         (173)
Other, net                (28)          814               (32)          804
                       ________      ________          ________      ________
   Total other income     437           804             1,241           834

Income before taxes     4,128         3,212            12,983         8,261

Income taxes            1,832         1,384 <F1>        5,686         3,559 <F1>
                      ________      ________          ________      ________
Net income            $ 2,296       $ 1,828 <F1>      $ 7,297       $ 4,702 <F1>
                      ========      ========          ========      ========
Earnings per common
  and common equiv-
  alent shares         $0.11         $0.10 <F1>        $0.36         $0.26 <F1>
                      ========      ========          ========      ========

Weighted average
  number of
  common and
  common equivalent
  shares               20,427        17,949 <F1>       20,397        17,949 <F1>
                      ========      ========          ========      ========

<F1>  Pro forma, see Notes 3 and 4.


        The accompanying notes are an integral part of the financial statements.

                                        Page 4

                                  THE BOSTON BEER COMPANY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (in thousands)
                                                     Nine months ended
                                                ____________________________
                                                September 28,    September 30,
                                                   1996             1995
Cash flows from operating activities:
     Net income                                 $  7,297         $  8,261 <F1>
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and amortization                1,874            1,806
     (Gain) loss on disposal of fixed assets           -              (19)
      Bad debt                                       670              100
      Stock option compensation expense              132              188
     Changes in assets & liabilities:
      Accounts receivable                         (5,091)          (5,113)
      Inventory                                   (4,982)            (730)
      Prepaid expenses                              (202)            (406)
      Other current assets                           354             (598)
      Other assets                                   169             (703)
      Accounts payable                             7,635           (2,731)
      Accrued expenses                               569            1,508
                                                  _______        _________
         Total adjustments                         1,128           (7,418)
                                                 _________        _________
        Net cash provided by (used for)
          operating activities                     8,425              843
                                                =========        =========

Cash flows from investing activities:
     Additions to fixed assets                    (8,549)           (1,535)
     Proceeds on disposal of fixed assets              -                45
     Purchase of marketable securities            (4,286)                -
     Purchases of restricted investments           1,213              (612)
     Maturities of restricted investments         (1,222)              615
                                                _________         _________
        Net cash used in investing activities    (12,844)           (1,487)

Cash flows from financing activities:
     Incentive options                               493                 -
     Principal payments on long-term debt            (75)              (50)
     Partners' distributions                           -            (5,555)
                                                _________         _________
        Net cash provided by financing
         activities                                  418            (5,605)
                                                _________         _________

Net decrease in cash and cash equivalents         (4,001)           (6,249)

Cash and cash equivalents at beginning of
 period                                           36,607             7,801
                                                _________         _________

Cash and cash equivalents at end of period      $ 32,606          $  1,552
                                                =========         =========

<F1> Net income for nine month period ended September 30, 1995 is pre-tax earnings. See Notes 1 and 3.

       The accompanying notes are an integral part of the financial statements.

                                        Page 5

                        THE BOSTON BEER COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:
The Boston Beer Company, Inc., (the "Company"), is engaged in the business of brewing, marketing and selling beer and ale products. On November 20, 1995, in connection with the initial public offering of the Company's stock effected that date, the non-corporate limited partners of the Boston Beer Company Limited Partnership, (the "Partnership"), transferred their respective partnership interests to the Company and the stockholders of the general partner and corporate limited partners transferred their respective shares of stock in such entities to the Company. In exchange, the transferors received an aggregate of 16,641,740 shares of the Company's common stock on a pro rata basis, based on their then respective percentage equity interests in the Partnership. The aforementioned transactions are collectively referred to hereinafter as the "Recapitalization".

The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The statement of cash flow information for the nine months ended September 30, 1995 does not show the pro forma historical financial information had the Company operated as a corporation during this period. The net income for this period has not been adjusted for estimated income taxes at an effective rate of 43.1%.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.



2.   INVENTORIES:
Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following  (in thousands):
                                       September 28,      December 31,
                                          1996               1995
                                       _____________      ____________

Raw materials, principally hops        $  13,137           $  8,543
Work in process                                -                518
Finished goods                             1,125                219
                                       _____________      ____________
                                       $  14,262           $   9,280
                                       =============      ============

                THE BOSTON BEER COMPANY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)
3.   INCOME TAXES:
The financial statements of the Company for the periods prior to the Recapitalization do not include a provision for income taxes because the taxable income of the Company, up until November 20, 1995, is included in the income tax returns of the Partnership's partners. For informational purposes, the statement of income for the three months ended September 30, 1995 and for the nine months ended September 30, 1995 includes a pro forma income tax provision on taxable income for financial statement purposes using an effective tax rate of 43.1%, which approximates the statutory federal rate plus the statutory state rate net of the federal benefit, plus the effect of non deductible expenses.

As of the effective date of the Recapitalization, the Company recognized a $2,788,000 deferred income tax asset reflecting $1,960,000 recorded upon the change in tax status of the entity as required by SFAS 109, a tax benefit of $235,000 for the period from November 21, 1995 to December 31, 1995, and a $593,000 net deferred tax asset of the corporate limited partners recorded upon Recapitalization. Based upon prior earnings history and expected future taxable income, the Company does not believe that a valuation allowance is required for the net deferred tax asset.


4.   PRO FORMA EARNINGS PER SHARE:
Earnings per share are presented on a pro forma basis for the three months ended September 30, 1995 and the nine months ended September 30, 1995 for comparative purposes with the three months ended September 28, 1996 and the nine months ended September 28, 1996, respectively (see notes 1 and 3 above). Pro forma earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period, assuming a conversion of partnership units for periods prior to the Recapitalization. In addition, pursuant to the rules of the Securities and Exchange Commission, approximately 965,000 shares have been included in the pro forma share calculation representing distributions in excess of net income. The calculations include approximately 375,000 and 686,000 common equivalent shares for the three months ended September 28, 1996 and September 30, 1995, and 434,000 and 686,000 for the nine months ended September 28, 1996 and September 30, 1995 respectively, using the treasury stock method. Fully diluted earnings per share is not materially different from primary earnings per share.



5.   INITIAL PUBLIC OFFERING:
On November 20, 1995 the Company completed an initial public offering and sold an aggregate of 3,109,279 shares of Common Stock, of which 990,000 shares were sold for $15.00 per share in a best efforts offering and 2,119,279 shares were sold for $20.00 in an underwritten offering, resulting in net proceeds, after deducting underwriting discounts and expenses, of $49,691,000.

                THE BOSTON BEER COMPANY, INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is a discussion of the financial condition and results of operations of the Company for the nine-month period ended September 28, 1996 as compared to the nine-month period ended September 30, 1995. It should be read in conjunction with the "Consolidated Financial Statements" of the Company and related "Notes to the Financial Statements" included in this Form 10-Q.


RESULTS OF OPERATIONS

Three Months Ended September 28, 1996 compared to Three Months Ended
 September 30, 1995.

     Sales volume increased by 20% from 246,000 barrels in the three months ended September 30, 1995 to 294,000 barrels in the three months ended September 28,1996. Net sales increased by 16% from $39,810,000 in the three month period ended September 30, 1995 to $46,112,000 in the three month period ended September 28, 1996. The net sales percentage increase was lower than the sales volume percentage increase due to the fact that a higher-priced specialty beer was sold during the three months ended September 30, 1995 and not during the three month period ended September 28, 1996. Sales volume reflected continued growth in Samuel Adams Boston Lager and Seasonal beers, and our new brews, Golden Pilsner and Longshot. It is probable that the sales volume during the last quarter of 1996 will not exceed that of the last quarter of 1995 by as large a percentage as that by which the three month period ended September 28, 1996 exceeded the three month period ended September 30, 1995.

     Gross profit increased by 13% from $20,561,000 in the three months ended September 30, 1995 to $23,211,000 in the three months ended September 28, 1996. Cost of sales increased to 50% of net sales in the three months ended September 28, 1996 from 48% in the three months ended September 30, 1995. This increase was primarily due to increases in raw materials costs, especially malt, freight on inbound material, obsolescence expense, and depreciation (primarily due to the newly purchased Sankey kegs), and a decrease in deposit credits, partially offset by a decrease in raw material costs other than malt due to the absence of a higher cost specialty beer shipped during the third quarter of 1995, and a decrease in packaging design expense. While malt cost increases appear to have stabilized, malt costs are expected to remain at a higher level than in 1995 throughout the remainder of 1996.

     Advertising, promotional, and selling expenses in total increased by 3% from $16,391,000 in the three months ended September 30, 1995 to $16,907,000 in the three months ended September 28, 1996. This slight increase was primarily attributable to increased promotions, packaging redesign, volume-driven outbound freight, and salaries and related employee benefits due to additional sales force hires, partially offset by a rescheduling of certain media and a decrease in new hire expenses. As a percentage of net sales, total advertising, promotional, and selling expenses decreased from 41% in the three months ended September 30, 1995 to 37% in the three months ended September 28, 1996.

     General and administrative expenses increased by 48% from $1,762,000 in the three months ended September 30, 1995 to $2,613,000 in the three months ended September 28, 1996. This increase was primarily due to increases in salaries and related employee benefits, increases in legal and consulting

                THE BOSTON BEER COMPANY, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

fees, bad debt expense, the leasing of additional office space, and public reporting (in particular, shareholder services). As a percentage of net sales, general and administrative expenses increased from 4% in the three months ended September 30, 1995 to 6% in the three months ended September 28, 1996.

     Other income (expense) net, for the three months ended September 28, 1996 was $437,000, representing an increase of $440,000 over other income (expense) net, for the three months ended September 30, 1995, before giving effect to the non-recurring income from the sale of certain distribution rights. Total other income (expense) net, for the three months ended Septmeber 30, 1995 was $804,000, including $807,000 from the sale of the distribution rights and ($3,000) from other items. The increase in other income for the three months ended September 28, 1996 is due primarily to interest income earned on the remaining proceeds from the Company's November 1995 sale of shares of its Class A Common Stock.

     Net income increased by 26% to $2,296,000 in the three months ended September 28, 1996 compared to $1,828,000 in the three months ended
September 30, 1995. Excluding the tax effected income generated from the sale of the distribution rights mentioned previously, net income increased by 68% to $2,296,000 in the three months ended September 28, 1996 compared to $1,369,000 in the three months ended September 30, 1995. The combined effective tax rate increased to 44.4% in the three months ended September 28, 1996 compared to 43.1% in the three months ended September 30, 1995, due primarily to higher projected income levels for 1996.



Nine Months Ended September 28, 1996 compared to Nine Months Ended
 September 30, 1995.

     Sales volume increased by 33% from 688,000 barrels in the first nine months of 1995 to 913,000 barrels in the first nine months of 1996. The year-to-date sales volume of 913,000 for the nine months ended September 28, 1996, includes a 2,000 barrel upward adjustment from the three month period ended June 29, 1996. The revenue associated with this adjustment was correctly reflected in the second quarter 1996 figures previously reported. Net sales increased by 32% from $108,905,000 in first nine months of 1995 to $143,312,000 in the first nine months of 1996. The net sales percentage increase was lower than the sales volume percentage increase due to the fact that a higher-priced specialty beer was sold during the nine month period ended September 30, 1995 and not during the nine month period ended
September 28, 1996. Sales volume reflected continued growth in Samuel Adams Boston Lager, Seasonal beers, and the introduction of Golden Pilsner and Longshot beers. During the last three months of 1996, it is probable that the sales volume will not exceed that of the last three months of 1995 by as large a percentage as that by which the nine month period ended September 28, 1996 exceeded the nine month period ended September 30, 1995.

     Gross profit increased by 27% from $56,290,000 in the first nine months of 1995 to $71,481,000 in the first nine months of 1996. Cost of sales increased to 50% of net sales in the nine months ended September 28, 1996 from 48% in the nine months ended September 30, 1995. This increase was primarily due to increases in raw material costs, especially malt, freight on inbound material, obsolescence expense, and depreciation (primarily due to

                THE BOSTON BEER COMPANY, INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


the newly purchased Sankey kegs and brewing equipment), and a reduction in used glass credits, partially offset by a decrease in raw material costs, other than malt (primarily due to a higher cost specialty beer shipped during the third quarter of 1995). Malt costs are expected to remain at a higher level than in 1995 throughout the remainder of 1996.

     Advertising, promotional, and selling expenses in total increased by 17% from $43,408,000 in the first nine months of 1995 to $50,783,000 in the first nine months of 1996. This increase was primarily attributable to increased purchases of point of sales materials, new product development, volume-driven outbound freight and promotions, and salaries and related employee benefits due to additional sales force hires, partially offset by a rescheduling of certain media and a decrease in new hire expenses. As a percentage of net sales, total advertising, promotional, and selling expenses decreased from 40% in the first nine months of 1995 to 35% in the first nine months 1996.

     General and administrative expenses increased by 64% from $5,455,000 in the first nine months of 1995 to $8,956,000 in the first nine months of 1996. This increase was primarily due to increases in salaries and related employee benefits, increases in consulting due to the installation of new computer software, and increases in legal, accounting, bad debt expense, and public reporting, due to the change from a privately held limited partnership to a publicly held corporation. As a percentage of net sales, general and administrative expenses increased from 5% in the first nine months of 1995 to 6% in the first nine months 1996.

     Other income (expense) net, increased to $1,241,000 in the first nine months of 1996 compared to $834,000 for the first nine months of 1995. During the third quarter of 1995, the Company sold its distribution rights to a portion of a major metropolitan area. This event resulted in the recognition of approximately $807,000 as other income. Excluding this sale, other income (expense) net, for the nine months ended September 30,1995 would have been $27,000. This would have resulted in a net increase of $1,214,000 from the nine months ended September 30, 1995 to the nine months ended September 28, 1996. This net increase is due primarily to interest earned on the remaining proceeds of the November 1995 sale of common stock.

     Net income increased by 55% to $7,297,000 in the first nine months of 1996 compared to $4,702,000 in the first nine months of 1995. Excluding the tax effected income generated from the sale of the distribution rights mentioned previously, net income increased by 72% to $7,297,000 in the nine months ended September 28, 1996 compared to $4,241,000 in the nine months ended
September 30, 1995. Income taxes increased by $2,127,000. The combined effective tax rate increased to 43.8% in the first nine months of 1996 compared to 43.1% in the first nine months of 1995, due primarily to higher projected income levels for 1996.


Liquidity and Capital Resources

     During the first nine months of 1996, the Company recorded net income of $7,297,000, while net cash provided by operating activities was $8,425,000. This $1,128,000 difference is primarily due to the increase in invemtory, which

                THE BOSTON BEER COMPANY, INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


reflects an increase of glass and packaging material, and the increase in accounts receivable, offset by increases in accounts payable and accrued expenses and a reduction in non-trade receivables.

     During the first nine months of 1996, the Company used $12,844,000 in investing activities. This primarily reflects the addition to fixed assets for brewery and packaging equipment as well as computer equipment and new business software and the purchase of marketable securities for investment purposes.

     While, during the first nine months of 1996, the Company borrowed against its revolving line of credit. As of September 28, 1996, the Company had no outstanding net borrowings under the line of credit.

     The Company believes that working capital as of September 28, 1996 of $46,186,000 (of which 71% is in cash and equivalents) in conjunction with existing lines of credit should be sufficient to meet the Company's operating, capital, and debt service requirements during the remainder of 1996.

                THE BOSTON BEER COMPANY, INC.



PART II.            OTHER INFORMATION

     Item 1.        LEGAL PROCEEDINGS

                    Not Applicable

     Item 2.        CHANGES IN SECURITIES

                    Not Applicable

     Item 3.        DEFAULTS UPON SENIOR SECURITIES

                    Not Applicable


     Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not Applicable


     Item 5.        OTHER INFORMATION

                    Not Applicable


     Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

            The following is a list of exhibits filed as part of this report:


          Exhibit No.                        Title

           3.1 Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-96162).

           3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-96162).

           3.3 Restated Articles of Organization of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K filed on April 1, 1996).

           3.4 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Form 10-K filed on April 1, 1996).

                THE BOSTON BEER COMPANY, INC.

     Item 6.        EXHIBITS AND REPORTS ON FORM 8-K (continued)

           4.1 Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164).

          10.1 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the "Partnership"), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-96162).

          10.2 Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and the First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-96164).

          10.3 Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-96162).

          10.4 The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company's
                        Registration Statement No. 333-1798).

          10.5 Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit
                        10.5 to the Company's Registration Statement
                        No. 33-96162).

          10.6 Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed on April 1, 1996).

          10.7 Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-96162).

          10.8 Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed on April 1, 1996).

       +  10.9          Agreement between Boston Brewing Company, Inc. and The
                        Stroh Brewery Company, dated as of January 31, 1994
                        (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-96164).

       +  10.10         Agreement between Boston Brewing Company, Inc. and the
                        Genesee Brewing Company, dated as of July 25, 1995
                        (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-96164).

               THE BOSTON BEER COMPANY, INC.

     Item 6.        EXHIBITS AND REPORTS ON FORM 8-K (continued)

       +  10.11     Amended and Restated Agreement between Pittsburgh
                    Brewing Company and Boston Brewing Company, Inc., dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement
                    No. 33-96164).

          10.12 Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc. and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-96162).

       +  10.13     Second Amendment to Amended and Restated Agreement between
                    Pittsburgh Brewing Company and Boston Brewing Company, Inc.
                    dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
                    No. 33-96164).

       +  10.14     Third Amendment to Amended and Restated Agreement between
                    Pittsburgh Brewing Company and Boston Brewing Company,
                    Inc., dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement
                    No. 33-96164).

           10.15 Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc., dated as of April 7, 1995 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-96162).

       +   10.16     Letter Agreement between Boston Beer Company Limited
                     Partnership and Joseph E. Seagram & Sons, Inc.
                     (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-96162).

           10.17 Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent for The Boston Beer Company, Inc., dated as of October 27, 1995 (incorporated by reference to Exhibit
                     10.17 to the Company's Form 10-K filed on April 1, 1996).

           10.18 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed on April 1, 1996).

       + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.


           (b)  Reports on Form 8-K.

                Not Applicable.

                THE BOSTON BEER COMPANY, INC.

                        EXHIBIT INDEX



          Exhibit Number      Description of Exhibits


           11.                Statement Regarding Computation of Net
                              Earnings Per Share

SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                       THE BOSTON BEER COMPANY, INC.
                                (Registrant)




     Date:          11/13/96             By:  C. JAMES KOCH
               --------------------       -------------------------------------
                                              C. James Koch
                                              President, Chief Executive
                                              Officer, Clerk and Director
                                              (principal executive officer)









     Date:     11/13/96                  By:  ALFRED W. ROSSOW, JR.
           -----------------------       -------------------------------------
                                          Alfred W. Rossow, Jr. Chief Operating
                                          Officer, Treasurer, Chief Financial
                                          Officer (principal financial and
                                          accounting officer) and Director