Form 10-K
period 1996-12-28
BOSTON BEER CO INC
filed 1997-03-31
CIK 949870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                         FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 28, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ............ to ...............

               Commission file number  1-14092

                 THE BOSTON BEER COMPANY, INC.
      (Exact name of Registrant as specified in its charter)

          Massachusetts                     04-3284048
      (State or other jurisdiction          (IRS Employer
     of incorporation or organization)      Identification Number)

            75 Arlington Street, Boston, Massachusetts  02116
 (Address, including zip code, of Registrant's principal executive office)

                    (617) 368-5000
    (Registrant's telephone number, including area code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:   None

     SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                    Class A Common Stock


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]    No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $98,894,103 (based on the closing price of the Company's Class A Common Stock on the New York Stock Exchange on March 14, 1997). All of the Registrant's Class B Common Stock ($.01 par value) is held by an affiliate.

   As of March 14, 1997 there were 16,019,918 shares outstanding of the Company's Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company's Class B Common Stock ($.01 par value).

               DOCUMENTS INCORPORATED BY REFERENCE

   Certain parts of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 are incorporated by reference into Parts I, II, and IV, of this report.

   Certain parts of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be held on June 3, 1997 are incorporated by reference into Part III of this report.

                    THE BOSTON BEER COMPANY, INC.

                              PART 1

Item 1.        Business

General

     Boston Beer is the largest craft brewer by volume in the United States. In fiscal 1996, the Company sold 1,213,000 barrels of beer, which it believes to be more than the next five largest craft brewers combined.

     The Company's net sales have grown from $29.5 million in 1991 to $191.1 million in fiscal 1996, representing a compounded annual growth rate of 46%. The Company's net sales increased 26% in 1996 from 1995.

     In 1996, in addition to its flagship brand, Samuel Adams Boston Lager, the Company brewed seventeen beers under the Boston Beer Company name:
Boston Ale, Lightship, Cream Stout, Honey Porter, Scotch Ale, Double Bock, Triple Bock, Octoberfest, Winter Lager, Old Fezziwig, Cherry Wheat, Summer Ale, Cranberry Lambic, Golden Pilsner, and three beers brewed under the LongShot label. The Company also sells beer brewed under the Oregon Original brand name through a separate sales organization and utilizes both separate and shared brewing operations. The Company brews its beer under contract at five breweries located in Pittsburgh, Pennsylvania, Lehigh Valley, Pennsylvania, Portland, Oregon, Rochester, New York, and Cincinnati, Ohio. Effective March 1, 1997, the Company, through an affiliate, Samuel Adams Brewery Company, Ltd., acquired the equipment and other brewery-related personal property of The Schoenling Brewing Company in Cincinnati, Ohio and leased the real estate on which the brewery is located. The Company intends to purchase the real estate of the Cincinnati brewery once certain pre-conditions have been satisfied.

     Since its founding in 1984, the Company had operated as Boston Beer Company Limited Partnership, a Massachusetts limited partnership, through its sole partner Boston Brewing Company, Inc., a Massachusetts corporation. Through a Recapitalization effected November 1995, The Boston Beer Company, Inc., a Massachusetts corporation, became the parent corporation of Boston Beer Company Limited Partnership and Boston Brewing Company, Inc. As a result of the Recapitalization, all of the ownership interests in Boston Beer Company Limited Partnership are owned, directly or indirectly, by The Boston Beer Company, Inc.

     The Company's principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.


Industry Background

     The Company is the largest brewer by volume in the craft-brewing/micro-brewing segment of the U.S. brewing industry. The terms craft brewer and micro-brewer are often used interchangeably by consumers and within the industry to mean a small, independent brewer whose predominant product is brewed with only traditional brewing processes and ingredients. Craft brewers include contract brewers, small regional brewers, and brewpubs. Craft beers are full-flavored beers brewed with higher quality hops, malted barley, yeast, and water, and without adjuncts such as rice, corn, or stabilizers, or with water dilution used to lighten beer for mass production and consumption. The Company estimates that in 1996 the craft brew segment accounted for approximately 4.7 million barrels. Over the five-year period ended December 31, 1996, craft beer shipments have grown at a compounded annual rate of approximately 39%, while total U.S. beer industry shipments have remained substantially level.

     The primary cause for the rapid growth of craft-brewed beers is consumers' rediscovery of and demand for more traditional, full-flavored beers. Before Prohibition, the U.S. beer industry consisted of hundreds of small breweries that brewed such full-flavored beers. Since the end of Prohibition, U.S. brewers have shifted production to milder, lighter beers, which use lower cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift toward these mass-produced beers has coincided with extreme consolidation in the beer industry. Today, three major brewers control over 75% of all U.S. beer shipments.

     Per capita beer consumption in the U.S. has declined from its peak in the early 1980's. As consumers began to drink less beer, they focused their consumption on more flavorful or otherwise distinctive beers. Initially, this demand was met by imported beers from Holland, Germany, Canada, and Mexico. Beginning in the late 1980's, domestic craft brewers began selling heavier, more full-flavored beers, usually in small, local geographic markets, and often through their own brewpubs. When Samuel Adams Boston Lager entered the market in 1985, only a handful of craft breweries existed, virtually none of which distributed outside its immediate geographical area. In response to increased consumer demand for more flavorful beers, the number of craft-brewed beers has increased dramatically. Currently there are more than 500 craft brewers. In addition to the many independent brewers and contract brewers, the three major brewers (Anheuser-Busch, Inc., Miller Brewing Co., and Coors Brewing Co.) have all entered this fast-growing market, either through developing their own specialty beers or by acquiring in whole or part, or forming partnerships with existing craft brewers. It should be noted that in the last four months of 1996, the growth of the craft beer market has slowed materially. This slow down in growth may be accelerating in early 1997.

Business Strategy

     The Company's business strategy is to continue to lead the craft-brewed beer market by creating and offering a wide variety of the highest quality full-flavored beers, while increasing sales through new product introductions and substantial trade and consumer awareness programs, supported by a large, well trained and rapidly expanding field sales organization. This strategy is detailed below.

   Quality Assurance

     The Company employs nine brewmasters and retains a world recognized brewing authority as consulting brewmaster to monitor the Company's contract brewers. Over 125 test, tastings, and evaluations are typically required to ensure that each batch of Samuel Adams conforms to the Company's standards. Its brewing department is supported by a quality control lab at the Company's small brewery in Boston. In order to assure that its customers enjoy only the freshest beer, the Company requires its contract brewers to include a "freshness" date on its bottles of Samuel Adams products. Boston Beer was among the first craft brewers to follow this practice. For Samuel Adams products, the Company uses only higher quality hops grown in Europe and in England.

   Product Innovations

     The Company is committed to developing new products in order to introduce beer drinkers to different styles of beer and promote the Samuel Adams product line and to remain a leading innovator in the craft beer industry. These new products allow the Samuel Adams drinker to try new styles of beer while remaining loyal to the Samuel Adams brand. New products also help the Company obtain more shelf space in retail stores and increased distributor and retailer focus on Boston Beer products. In 1996, the Company launched a "Homebrew" line of beers, under the LongShot label,
based on selected home brewers' recipes.   Other beers were developed in
1996 under the Company's joint venture with Joseph E. Seagram & Sons, Inc. ("Seagram"). The Company continues to market its line of Oregon Originals through the Oregon Ale and Beer Company. In 1997, the Company plans to launch a hard cider line of beverage under the trademark, "HardCore".


   Contract Brewing

     The Company believes that its strategy of contract brewing, which utilizes the excess capacity of other breweries, gives the Company flexibility as well as quality and cost advantages over its competitors. The Company carefully selects breweries with (i1) the capability of utilizing traditional brewing methods, and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing, and packaging. By using the current excess capacity at other breweries, the Company has avoided potential start up problems of bringing a new brewery on line. Furthermore, by brewing in multiple locations, the Company can reduce its distribution costs and deliver fresher beer to its customers than other craft brewers with broad distribution from a single brewery. While the Company currently plans to continue its contract-brewing strategy, it has, as discussed above, acquired an existing brewery in Cincinnati and will also regularly evaluate the economic and quality issues involved with acquiring other breweries, as well as continuing with its contract brewing arrangements. It should be noted that the acquisition of the assets of the Cincinnati brewery and the subsequent ownership of the brewery assets will cause an erosion of the Company's consolidated gross profit margin and that on a line of business basis, the Cincinnati operation is expected to show a loss.

     The Company currently has contracts with five brewers, one of whom is an affiliate of the Company, to produce its Samuel Adams lines of beers in the U.S., each of which is described in greater detail below. The Company believes that its current contract brewers have capacity, to which the Company has access, to brew annually approximately one and one half times as much of the Company's beer as the Company sold during 1996.

     The Company continues to brew its Samuel Adams Boston Lager at each of its contract brewers but does not brew each of its other products at each contract brewer. Therefore, at any particular time, the Company may be relying on only one supplier for its products other than Samuel Adams Boston Lager.

     In the event of a labor dispute, governmental action or other event that causes any of the Company's contract breweries to be unable to produce the Company's beer, the Company believes it would be able to increase production at its other contract breweries so as to meet demand for its beer. In such event, however, the Company may experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company's results of operations.

       Pittsburgh Brewing Company. Pittsburgh Brewing's facilities were used to brew approximately 45% of the Company's beer in 1995 and approximately 22% in 1996. The Company's agreement with Pittsburgh Brewing expires in February 1999, subject to earlier termination as described below. The Company is charged a per unit rate for brewing, fermenting, and packaging, as well as the cost of raw materials. Pittsburgh Brewing has the right of first refusal for all beer requirements for the Samuel Adams family of beers for a specified region if it has the ability to meet the quality standards of the Company and is financially sound. Pittsburgh Brewing is required to maintain product liability insurance coverage for products produced for the Company and has agreed to indemnify the Company and its affiliates for certain losses incurred in connection with the manufacturing or packaging of its products.

     Pittsburgh Brewing was formerly owned by Pittsburgh Food & Beverage which filed for Chapter 11 bankruptcy protection on February 24, 1995. In November 1995, the Trustee for Pittsburgh Food & Beverage sold the assets of Pittsburgh Brewing to Keystone Brewers, Inc. ("Keystone"), which assumed the brewing contract with the Company. While the Company believes that Pittsburgh Brewing, under Keystone ownership, will continue as a source of supply for the Company, no assurance can be given that Keystone will be able to continue the Pittsburgh operations or that it will not encounter financial or operating difficulties, such as labor and other employee relations problems which might disrupt its operations.

       The Stroh Brewery Company. In January 1994, the Company entered into a brewing contract with Stroh related to the production of Samuel Adams beer products at Stroh's Allentown (Lehigh Valley), Pennsylvania brewery (the "Lehigh Valley Brewery"). Production from the Lehigh Valley Brewery represented approximately 32% and 29% of the Company's total beer production in 1996 and 1995, respectively.

     On or about June 30, 1996, Stroh acquired the Portland, Oregon brewery from G. Heileman Brewing Company ("Heileman") the brewery in Portland, Oregon (the "Portland Brewery") at which the Company had brewed certain of its beers since 1989. As part of such acquisition, Stroh assumed the production agreement entered into between the Company and Heileman in December, 1995 and agreed that the existing arrangements between the Company and Heileman would remain in effect until at least June 30, 1998. Production from the Portland Brewery has been, and is expected to continue to be, the principal source of supply for markets west of and including Denver, Colorado. Production from the Portland Brewery represented approximately 25% and 23% of the Company's beer brewed in 1996 and 1995, respectively.

     In January 1997, the Company entered into an amended brewing contract with Stroh, which provides continuing access to the Lehigh Valley Brewery and the Portland Brewery. At the same time, the Company and Stroh also executed a letter agreement setting forth the terms on which the Company may elect to make an investment to facilitate certain expansion efforts at the Lehigh Valley Brewery. If the Company does not make the proposed investment, the contract will expire on June 30, 1998.

     Under the amended brewing contract, Stroh has committed access to certain minimum capacity at the Stroh facilities for the Company to brew its Samuel Adams line of products, as well as certain seasonal products. For such access, Stroh will charge the Company a per unit rate for production and the Company will bear the costs of raw materials, excise taxes, deposits for case pallets and kegs, and a case unit charge for using bulk rather than packaged glass. The contract contains provisions relating to the reallocation of access to specific capacity in certain events.

       The Genesee Brewing Company. In July, 1995, the Company entered into a brewing contract with Genesee related to the production of Samuel Adams beer products at its Rochester, New York brewery. The Company is charged a per unit rate for the production of beer, as well as the costs of raw materials and excise taxes that Genesee is obligated to pay. This agreement caps the maximum number of barrels that Genesee is obligated to produce for the Company. The Company commenced packaging of products at this brewery during the fourth quarter of 1995. This agreement expires in July 2005. However, Genesee has the right to terminate this agreement upon ten months notice to the Company. The Company has the right to terminate immediately with cause and, subject to the payment of a termination fee to Genesee, without cause.

       The Schoenling Brewing Company. The Company commenced brewing arrangements with the Hudepohl-Schoenling Brewery in Cincinnati, Ohio, on a limited basis in the fourth quarter of 1995. In May 1996, the Company entered into a brewing contract with Schoenling Brewing Company ("Schoenling"), which owns the Hudepohl-Schoenling Brewery, related to the production of Samuel Adams beer products at its brewery in Cincinnati, and obtained an option to acquire the brewery assets of the Hudepohl-Schoenling Brewery. The contract provided that the Company pay a per unit rate for the production of the beer, as well as the costs of raw materials and excise taxes that Schoenling was obligated to pay, as well as certain deposit fees. Effective March 1, 1997, the Company acquired all of the equipment and other brewery-related personal property from Schoenling and leased the real estate on which the brewery is situated. In addition, subject to the satisfaction of certain pre-conditions, the Company has agreed to purchase the real estate on which the brewery is located. Schoenling produces certain Samuel Adams beers and the Company's HardCore hard ciders.

   Strong Sales and Distribution Presence

     Boston Beer sells its products through a dynamic sales force, which the Company believes is the largest of any craft brewer and one of the largest in the domestic beer industry. The Company sells its beer through wholesale distributors, which then sell to retailers such as pubs, restaurants, grocery chains, package stores, and other retail outlets. The Company's sales force has a high level of product knowledge, and is trained in the details of the brewing process. Its sales force receives selling skills training each year from outside training experts. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers as to the quality and taste of its beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company's premium pricing strategy and rapid growth.

   Advertising and Promotion

     The Company has historically invested in advertising and promotion. The Company uses radio advertising as well as outdoor advertising and, opportunistically, print media. In the second half of 1996, the Company began testing its television advertising campaign, which is now being evaluated. The Company works closely with its distributors and customers to develop and implement innovative promotions designed to increase consumer awareness and sales. Its on-premise promotions, where legal, include beer tastings and extensive use of user-friendly menu cards. Off-premise promotions include incentive contests, periodic discounts to retailers and other programs which often combine consumer, distributor, and retailer elements.

Products

     The Company's product strategy is to create and offer a world class variety of traditional beers and to promote the Samuel Adams product line. At the end of 1996, the Company marketed twelve year-round and 6 seasonal beers under the Samuel Adams and LongShot brand names. These beers and the years in which they were first brewed or introduced are set forth below. The Company's Samuel Adams Boston Lager has historically accounted for the majority of the Company's sales.

       Beers                             Year First Brewed or Introduced

       Year-Round Beers

     Samuel Adams Boston Lager                         1984
     Samuel Adams Boston Ale                           1987
     Boston Lightship                                  1987
     Samuel Adams Cream Stout                          1993
     Samuel Adams Honey Porter                         1994
     Samuel Adams Triple Bock                          1994
     Samuel Adams Scotch Ale                           1995
     Samuel Adams Cherry Wheat                         1995
     Samuel Adams Golden Pilsner                       1996

     LongShot Black Lager                              1996
     LongShot Hazelnut                                 1996
     LongShot American Pale Ale                        1996

      Seasonal Beers

     Samuel Adams Double Bock                          1988
     Samuel Adams Octoberfest                          1989
     Samuel Adams Winter Lager                         1989
     Samuel Adams Cranberry Lambic                     1989
     Samuel Adams Old Fezziwig                         1995
     Samuel Adams Summer Ale                           1996

     The Company uses its Boston brewery to develop new types of innovative and traditional beers and to supply draft beer for the local market. Product development entails researching market needs and competitive products, sample brewing, and market taste testing.

     In 1994, the Company formed the Oregon Ale and Beer Company ("Oregon Ale and Beer") to develop and market Pacific Northwest style beers. Oregon Ale and Beer markets its beers under the Oregon Original brand through a sales force separate from that which sells Samuel Adams' styles. Oregon Original ales have been brewed in Oregon at two breweries, one in Lake Oswego and the other in Portland.

     On March 19, 1996, the Company entered into an Agreement with Seagram, pursuant to which Seagram sells a line of beers developed jointly by it, the Company and a third party craft brewer, under the "Devil Mountain" name. As of December 28, 1996, the Company had spent approximately $1,435,000 with respect to this venture. The Company expects to spend up to an additional $750,000, principally to cover marketing expenses to aid the introduction of these new beers and will, in return, receive royalties commencing on the second anniversary following the date of the first shipment of such products by Seagram. The Company will also provide certain technical assistance. The agreement also sets forth the circumstances in which the relationship can be terminated and the terms on which rights to the product line will revert to the Company or may be acquired by the Company.


   Ingredients and Packaging

     The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

     Malt. The Company currently directs the purchase of the malt used in the production of its beer to three suppliers, although it enters into discussions from time to time with other vendors. The two-row varieties of barley used in the Company's malt are grown in the U.S. and Canada.

     Hops. The Company currently buys principally Noble hops for its Samuel Adams beers. Noble hops are varieties from specific growing areas usually recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Hallertauer, Tettnang-Tettnauer, and Spolt-Spolter from Germany, and Bohemian Saaz from the Czech Republic. Noble hops are rarer and more expensive than other varieties of hops. Traditional English hops, East Kent Goldings and English Fuggles, are used in the Company's ales. The Company has yet to find alternative hops which duplicate the flavor and aroma of the Noble hops and traditional English ale hops. As a result, the Company must purchase sufficient quantities of these Noble hops to continue to increase production. The Company has been working with its Bavarian hops dealers to increase acreage of the Hallertau-Hallertauer varieties of hops. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

     The Company purchases its hops from hops dealers, the largest of which (Joh. Barth & Son) has over the past five years accounted for between 30% and 61% of the hops purchased each year by the Company. The Company generally enters into forward contracts to ensure its supply of a portion of its requirements for up to five years.

     The Company's hops contracts are denominated in German marks or English pounds, depending on the location of the supplier. Prior to late 1996, the Company has, as a practice, not hedged the foreign currency risk associated with these contracts. Through that date, the Company's gains and losses from exchange rate volatility have not been material. Beginning in late 1996, the Company began to hedge some of its currency risks.

       Yeast. The Company maintains a supply of proprietary strains of yeast that it supplies to its contract brewers. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains supplies in several locations. In addition, the Company's contract brewers maintain a supply of these yeasts that are reclaimed from the batches of beer brewed. The contract brewers are obligated by their brewing contracts only to use these yeasts to brew the Company's beers and the Company's yeasts cannot be used without the Company's approval to brew any other beers produced at the respective breweries.

       Packaging Materials. The Company maintains multiple competitive sources of supply of packaging materials, such as bottles and shipping cases. Other packaging materials, such as labels, crowns. and six-pack carriers are currently supplied by single sources, although the Company believes that alternative suppliers of these materials are available. In those instances where the Company can negotiate preferential pricing, the Company enters into limited term supply agreements with these vendors. These materials are supplied to or resold to contract brewers depending on the arrangement.

     To date, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers. Although the Company believes there are alternate sources available for the ingredients and packaging materials described above, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from other sources on a timely or cost effective basis in the event current suppliers were unable to supply them on a timely basis. The loss of a supplier could, in the short-term, adversely affect the Company's business until alternative supply arrangements were secured.

Sales and Marketing

     The Company's products are sold to independent distributors by a large field sales. With few exceptions, the Company's products are not the primary brands in the distributors portfolio. Thus, the Company, in addition to competing with other beers for a share of the consumer's business, competes with other beers for a share of the distributor's attention, time, and selling efforts. The Company considers its distributors its primary customers and is focused on the relationship it has with its distributors.

     In addition to this distributor focus, the Company has set up its sales organization to include on-premise and retail account specialists. This is designed to develop and strengthen relations at the chain headquarter level, and to provide educational and promotional programs aimed at distributors, retailers, and consumers, in each channel of distribution.

     The Company has also historically engaged in extensive media campaigns, primarily radio. In addition, its sales force complements these efforts by engaging in sponsorships of cultural and community events, local beer festivals, industry-related trade shows, and promotional events at local establishments for sampling and awareness. All of these efforts are designed to stimulate consumer demand by educating consumers, retailers, and distributors, on the qualities of beer. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs, menu stands, etc.) designed to stimulate impulse sales and continued awareness. It should be noted that this rate of increase in sales versus prior periods is slowing for the Company as well as for the market.

Distribution

     The Company distributes its beers in every state in the U.S., as well as the District of Columbia and Puerto Rico. The Company distributes its beer through a network of over 400 distributors. During 1996, the Company's two largest distributors each accounted for approximately 6% of the Company's net sales. No other distributors accounted for more than 3% of the Company's net sales during 1996. In some states, the terms of the Company's contracts with its distributors may be affected by laws that restrict enforceability of some contract terms, especially those related to the Company's right to terminate the services of its distributors.

     The Company also distributes its beers to Canada, Sweden, Germany, Hong Kong and the United Kingdom, along with select Caribbean islands. Exports, however, represented less than 1% of 1996 revenues.

     The Company typically receives orders by the tenth of a month with respect to products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.



Competition

     The craft-brewed and high-end segments of the U.S. beer market are highly competitive due to continuing product proliferation from craft brewers and the recent introduction of specialty beers by national brewers. Recent growth in the sales of craft-brewed beers has increased competition and, as a result, the Company's growth rate compared to the preceding years is declining. The Company's products also compete generally with other alcoholic beverages, including other segments of the beer industry and low alcohol products. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. The principal methods of competition in the craft-brewed segment of the beer industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging, and the development of new products. The competitive position of the Company is enhanced by its uncompromising product quality, its development of new beer styles, innovative point of sale materials, a large motivated sales force, tactical introduction of seasonal beers and pricing strategies generating above-average profits to distributors and retailers.

     The Company expects competition with craft brewers to increase as new craft brewers emerge and existing craft brewers expand their capacity and distribution. While some of the smaller micro-brewers and craft brewers have already left the marketplace due to the intense competition in the marketplace which they were unable to withstand with their oftentimes limited resources, new entrants into the market continue and competition, overall, is high. In addition, large brewers have developed or are developing niche brands and are acquiring small brewers to compete in the craft-brewed segment of the domestic beer market. These competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company.

     The Company competes directly with regional specialty brewers such as Sierra Nevada Brewing Company, Pyramid Brewing Company, Anchor Brewing Company, other contract brewers such as Pete's Brewing Company, Massachusetts Bay Brewing, foreign brewers such as Heineken, Molson, Corona, Amstel, and Becks, and other regional craft brewers and brewpubs. Niche beers produced by affiliates of certain major domestic brewers such as Anheuser-Busch, Incorporated, Miller Brewing Co., and Coors Brewing Co., also compete with the Company's products.

     The Company believes that with the bulk of its production of beers being produced as a contract brewer, it has competitive advantages over the regional craft brewers because of its higher quality, greater flexibility, and lower initial capital costs. Its use of contract brewing frees up capital for other uses and allows the Company to brew its beer closer to major markets around the country, providing fresher beer to customers and affording lower transportation costs. The Company's recent purchase of a brewery in Cincinnati where it previously contract-brewed its beers, will continue to provide certain logistical advantages while at the same time providing the Company with added flexibility of production through its ownership which complements its strategy of contract brewing. The Company also believes that its products enjoy competitive advantages over foreign beers, including lower transportation costs, no import charges, and superior product freshness.

Alcoholic Beverage Regulation and Taxation

     The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company's operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer. These laws and regulations govern permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state, or local laws and regulations could result in penalties, fees, suspension, or revocation of permits, licenses, or approvals. There can be no assurance that other or more restrictive laws or regulations will not be enacted in the future.

   Licenses and Permits

     The Company either purchases beer from one or more contract brewers or produces beer itself and sells it to distributors pursuant to a federal wholesaler's basic permit. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, including those required as a result of the Recapitalization in 1995, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file with the Bureau of Alcohol, Tobacco, and Firearms ("ATF") an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management, or a material change in the brewery's ownership. Brewers must notify ATF within 30 days of any change in the wholesaler's operations, change in the wholesaler's location, change in the wholesaler's management or a material change in the wholesaler's ownership. The Company's operations are subject to audit and inspection by ATF at any time.

     On the state and local level, some jurisdictions merely require notice of any material change in the operations, management, or ownership of a permittee or licensee. Some jurisdictions require advance approvals and require that new licenses, permits, or approvals must be applied for and obtained in the event of a change in the management or ownership of the permittee or licensee. State and local laws and regulations governing the sale of beer within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

     ATF permits and brewer's registrations can be suspended, revoked, or otherwise adversely affected for failure to pay tax, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcoholic beverage production and distribution regulations and to notify ATF of any change (as described above), or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits, licenses, and approvals from state regulatory agencies can be revoked for many of the same reasons.

     Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations or does not maintain the approvals necessary for it to conduct business within their jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.

   Taxation

     The federal government and each of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2,000,000 barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2,000,000 barrels of beer in a calendar year, the federal excise tax is $18.00 per barrel. As the brewer of record of its beers, the Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beers produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The state excise taxes are usually paid by the Company's distributors.

     Congress and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer. Further increases in excise taxes on beer, if enacted, could result in a general reduction of malt beverages sales.

Trademarks

     The Company has obtained U.S Trademark Registrations for the marks Samuel Adams Boston Lager (as well as for its design logo), Boston Ale, Lightship, Winter Lager, and other marks. The Samuel Adams Boston Lager mark and other Company marks are also registered or pending in various foreign countries. The Company regards its Samuel Adams Boston Lager and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements of its marks.

     The Company occasionally makes available its trademarks to independent on-premise retailers of its products.

     In 1996, the Company entered into a license arrangement with Whitbread PLC, the fourth largest brewery in the United Kingdom, pursuant to which a new hybrid brew was developed and marketed under the trademark, "Boston Beer". The recipe was developed by Whitbread Beer Company, a subsidiary of Whitbread PLC, with assistance from Boston Beer Company's brewers. The Company owns the trademarks for the new product and has granted Whitbread an exclusive license to use that trademark in Great Britain and Ireland. Boston Beer Company receives a royalty from the sale of this new beer.

     On March 19, 1996, the Company entered into a Trademark License and Technical Assistance Agreement with Joseph E. Seagram & Sons, Inc. ("Seagram"), pursuant to which the Company licensed the "Devil Mountain" trademarks for use by Seagram on beers which Seagram developed, with technical assistance from the Company. The Agreement provides for stated royalties to commence on the second anniversary following the date of the first shipment of such products by Seagram.

     In addition, the Company has licensed its trademark, "Samuel Adams Brew House" to certain entities for purposes of establishing Samuel Adams Brew Houses at airport locations and elsewhere. The Company does not receive a royalty pursuant to these license arrangements.

Environmental Regulations and Operating Considerations

     As the owner of a brewery in Boston, Massachusetts and, effective March 1, 1997, of a brewery in Cincinnati, Ohio, the Company's operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that costs arising from existing environmental laws will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

     The Company's operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company's reputation for product quality, as well as claims for product liability. The Company and its contract brewers maintain insurance which the Company believes is sufficient to cover any liability claims which might result from a contamination problem in its products.

Employees

     The Company employs approximately 350 employees. None of the Company's employees is represented by a labor union, except for 75 of those employees employed at the Company's newly-acquired brewery in Cincinnati, Ohio. The Schoenling Brewing Company, from whom the Company acquired certain brewery assets in Cincinnati, and from whom the Company hired those employees represented by labor unions, has enjoyed a good relationship with those
labor unions.   The Company has no reason to believe that a good working
relationship with those labor unions will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2.        Properties

     The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts. The Company also maintains sales and administrative offices in California, Maryland, and Oregon. The Company leases all of its facilities, but will buy the brewery-related real estate in Cincinnati upon satisfaction of certain pre-conditions. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.        Legal Proceedings

     In early 1996, Boston Brewing Company, Inc. ("Boston Brewing"), an affiliate of both Boston Beer Company Limited Partnership and The Boston Beer Company, Inc., had an action filed against it by its distributor, Premier Worldwide Beers PLC ("Premier"), such action having been filed in a court in England. Premier's action contains a claim to damages for alleged breach of a Distributorship Agreement between Boston Brewing and Premier. The action is being vigorously defended and at present is in the discovery stage.

     The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

Item 4.        Submission of Matters to a Vote of  Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter ended December 28, 1996.

          PART II


Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters

     The Company's Class A Common Stock is listed for trading on the New York Stock Exchange. The Company's NYSE symbol is SAM. For the fiscal periods indicated, the high and low sales price for Boston Beer Company, Inc. Class A Common Stock as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 1996              High                Low

First Quarter            $24.750            $18.375
Second Quarter           $24.000            $18.250
Third Quarter            $23.750            $19.000
Fourth Quarter           $20.375            $10.000


Fiscal 1995              High                Low

First Quarter            Not applicable      Not applicable
Second Quarter           Not applicable      Not applicable
Third Quarter            Not applicable      Not applicable
Fourth Quarter           $33.00              $21.50

     There were 19,051 holders of record of the Company's Class A Common Stock as of March 14, 1997. Included in the number of stockholders of record are stockholders who hold shares in "nominee" or "street" name. The closing price per share of the Company's Class A Common Stock as of March 14, 1997, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $8.625.

     The Company's Class B Common Stock is not listed for trading. However, each share of Class B Common Stock is convertible, at any time, at the option of the holder thereof, into one share of Class A Common Stock.

    As of March 14, 1997, there was one holder of record of the Company's Class B Common Stock.

         The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share basis, only when and if declared by the Board of Directors of the Company out of funds legally available for payment thereof. The Company does not anticipate paying dividends on the Class A and Class B Common Stock in the foreseeable future. It should be further noted that under the terms of the Revolving Credit Agreement, the Company is prohibited from paying dividends.

 Item 6.   Selected Financial Data
                           THE BOSTON BEER COMPANY, INC.
                              SELECTED FINANCIAL DATA
                                          Year Ended
                      Dec. 28   Dec. 31   Dec. 31   Dec. 31   Dec. 31   Dec. 31
                       1996       1995      1994      1993      1992      1991
               (in thousands, except per share, per barrel and employee data)

Income Statement Data:
Sales              $213,879    $169,362   $128,077   $85,758   $53,343   $32,302
Less excise taxes    22,763      18,049     13,244     8,607     5,165     2,845
                   --------    --------   --------   -------   -------   -------
Net sales           191,116     151,313    114,833    77,151    48,178    29,457
Cost of Sales        95,786      73,847     52,851    35,481    22,028    13,039
                    --------    ---------  --------   -------   --------  ------
Gross Profit         95,330      77,466     61,982    41,670    26,150    16,418
Advertising,
 promotional,
 and selling
 expenses            70,131      60,461     46,503    32,669    21,075    12,105
General and
 administrative      12,042       7,585      6,593     4,105     3,306     2,247
                   --------    --------    -------   -------   -------   -------
Total operating
 expenses            82,173      68,046     53,096    36,774    24,381    14,352
                   --------    --------    -------   -------   -------   -------
Operating income     13,157       9,420      8,886     4,896     1,769     2,066
Other income
 (expense), net       1,714         959        199        (2)     (124)       23
                    --------    --------    -------   --------   -------  ------
Income before
 income taxes        14,871      10,379      9,085     4,894     1,645     2,089
Provision
 (benefit) for
 income taxes <F1>    6,486      (2,195)         -         -         -         -
                    --------    ---------   -------   --------    ------   -----
Net income           $8,385     $12,574     $9,085    $4,894    $1,645    $2,089
                    ========    =========   =======   ========    ======   =====

Income before
 income taxes                   $10,379     $9,085    $4,894    $1,645    $2,089

Pro forma
 income taxes
 (unaudited)  <F2>        -       4,483      3,765     2,040        691      859
                    --------    --------    -------    ------   -------  ------
Pro forma net
 income
 (unaudited) <F2>                $5,896     $5,320     $2,854      $954   $1,230
                    ========    =======     ======     ======    ======   ======
Earnings per share    $0.41
Pro forma earnings
 per share
 (unaudited) <F2>                 $0.33       $.29
Weighted average
 shares
 outstanding <F3>     20,296       17,949     18,171

Statistical Data:
Barrels sold           1,213          961        714      475       294      174
Net sales per barrel    $158         $158       $161     $162      $164     $169
Employees                253          196        138      110        87       69
Net sales per employee  $755         $772       $832     $701      $554     $427

Balance Sheet Data at
  period end:
Working capital      $47,769      $45,266     $3,996   $8,173    $6,169   $6,053
Total assets         $96,553      $76,690    $31,776  $24,054    $15,780 $11,981
Total long term debt  $1,800       $1,875     $1,950   $2,000     $2,050  $2,100
Total partners/
  stockholders'
  equity             $64,831      $54,798     $6,600   $8,854     $6,434  $5,954
Dividends                  -            -          -        -          -       -

<F1>  In 1995, the Company recorded a one-time tax benefit of $1,960,000 upon change in tax status of the entity, and a tax benefit of $235,000 for the period November 21, 1995 to December 31, 1995.

<F2>  Reflects pro forma provisions for income taxes using statutory federal and state corporate income tax rates that would have been applied had the Company been required to file income tax returns during the indicated period. See Note B of notes to the consolidated financial statements.

<F3>  Reflects weighted average number of common and common equivalent shares of the Class A and Class B Common Stock assumed to be outstanding during the respective periods. For the years ended December 31, 1995 and December 31, 1994, shares reflect pro forma weighted average numbers. See Note B of notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Effective in fiscal 1996, the Company changed its fiscal year to end on the last Saturday in December. The impact on the current year of two fewer days of operations was not material.

     The Company's profitability has been affected principally by sales volume, slow erosion of gross profit margin, the number of sales people employed, and advertising expenses. As indicated in the table below under "Quarterly Results", although the Company has historically experienced higher sales and higher advertising expenses as a percent of sales in the second through fourth quarters of each year compared to the first quarter of each year, which has resulted in a higher level of profit in the first quarter.

     The Company prices its beers at a level higher than domestic mass-produced beers but at a level consistent with other craft beers. The Company believes that this pricing is appropriate given the quality and reputation of its products. The Company expects that its pricing may become subject to downward pressure as sales volume and competition increase; however, such expectations have not yet been realized in a material way. In 1996, the Company instituted various modest price increases which to date have had a favorable impact on the Company's revenue per barrel.

     The Company's gross profit may be affected by the Company's product mix. Seasonal beers tend to be more expensive to produce and the additional expenses may not be fully offset by increased pricing. Increases in sales of seasonal beers, therefore, may reduce the Company's gross profit per barrel in certain quarters. Although the Company sells its products in bottles and kegs, the annualized mix of the two has remained relatively constant. A shift toward a higher proportion of keg sales versus bottle sales may not have a negative impact on profit due to the fact that while kegs generate lower revenue per barrel, there is generally a corresponding reduction in the cost of producing keg products, with the exception of the aforementioned seasonal beers.

     The financial statements of the Company for the periods prior to the Recapitalization do not include a provision for income taxes. Prior to the Recapitalization, the Company operated solely as Boston Beer Company Limited Partnership. As a partnership, the income of the Company was included in the income tax returns of the Partnership's partners. For information purposes, the statements of income include a pro forma income tax provision on taxable income for financial statement purposes using the effective federal and state rates that would have resulted if the Partnership had filed corporate tax returns during those periods. The Company had historically distributed between 40% and 50% of pre-tax income to its partners for the purpose of funding their tax obligations. Tax payments by the Company following the Recapitalization, therefore, have not caused a material change to the Company's cash flow or liquidity.

Quarterly Results

     The Company has historically experienced, and expects to continue experiencing quarterly fluctuations in its sales, operating, and net income. Historically, the Company's sales tend to be lower in the first quarter of each year. Sales tend to increase in the third and fourth quarters, while decreasing in the month of December. The Company has also historically expended less on advertising, promotion, and selling expenses in the first quarter. It should be noted that sales from distributors to retailers are increasing, but at a decreasing rate.

     Quarterly sales and quarterly spending on advertising, promotion, and selling expenses are shown in the following table which sets forth certain unaudited quarterly results of operations for each of the twelve quarters ended December 28, 1996. In management's opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

 The following is a summary of selected unaudited quarterly financial data:
                                                           Quarters Ended
                        March 30,    June 29,    Sept. 28,    Dec. 28,   March 31,   June 30,  Sept. 30,   Dec. 31,
                           1996         1996        1996         1996       1995        1995      1995        1995
Barrels Sold                275          343         294          301        197         245       246         273

Sales                   $48,276      $60,583     $51,598      $53,422    $34,498     $42,885   $44,512     $47,467
Less excise taxes         5,147        6,512       5,486        5,618      3,724       4,564     4,702       5,059
                        -------      -------     -------      -------    -------     -------   -------     -------
Net sales                43,129       54,071      46,112       47,804     30,774      38,321    39,810      42,408
Cost of sales            21,865       27,065      22,901       23,955     15,154      18,212    19,249      21,232
                        -------      -------     -------      -------    -------     -------   -------     -------
Gross profit             21,264       27,006      23,211       23,849     15,620      20,109    20,561      21,176
Advertising,
  promotional,
  and selling
  expenses               14,029       20,340      17,118       18,644     10,814       16,358    16,483      16,806
General and
  administrative
  expenses                2,983        2,867       2,402        3,790      1,632        1,906     1,670       2,377
                        -------      -------     -------      -------     ------     --------   -------    --------
Total operating
expenses                 17,012       23,207      19,520       22,434     12,446       18,264    18,153      19,183
                        -------      -------     -------      -------    -------     --------   -------    --------
Operating income          4,252        3,799       3,691        1,415      3,174        1,845     2,408       1,993
Other income
  expenses, net             434          370         437          473         49          (19)      804         125
                        -------      -------     -------      -------    -------     --------   -------    --------
Income before
  income taxes            4,686         4,169       4,128        1,888      3,223        1,826     3,212       2,118
Provision (benefit)
  for income taxes        2,046         1,808       1,832          800          -            -         -      (2,195)
                         ------       --------    -------      -------     -------    --------   -------    ---------
Net income               $2,640        $2,361      $2,296       $1,088     $3,223       $1,826    $3,212      $4,313
                         ======       ========    =======      =======     =======    ========   =======    =========


Pro forma data:
Income before
  income taxes                                                             $3,223        $1,826   $3,212      $2,118
Pro forma income tax                                                        1,387           788    1,384         924
                                                                           -------    ---------   ------    ---------
Pro forma net income                                                       $1,836        $1,038   $1,828      $1,194
                         ======      =========    ========      =======    =======    =========   ======    =========
Effective tax rate        43.7%          43.4%       44.4%        42.4%      43.0%        43.2%    43.1%       43.6%

Period to Period Comparison of Results

The following table sets forth certain items included in the Company's consolidated statements of income as a percentage of net sales:

                        Percentage of Net Sales


                             Years  Ended
                           12/28/96     12/31/95    12/31/94
Sales                       111.9%       111.9%      111.5%
Less Excise Taxes            11.9%        11.9%       11.5%
                            ------       ------      ------
Net Sales                   100.0%       100.0%      100.0%

Cost of Sales                50.1%        48.8%       46.0%
                           ------        ------      ------
Gross Profit                 49.9%        51.2%       54.0%

Advertising,
  promotional, and
  selling expense           36.7%         40.0%       40.5%
General and
  administrative
  expenses                   6.3%          5.0%        5.7%
                           ------        ------      ------
Total operating
  expenses                  43.0%         45.0%       46.2%
                           ------        ------      ------

Operating income             6.9%          6.2%        7.7%
Income before income
  taxes                      7.8%          8.3%        7.9%
                           ------        ------      ------
Net income                   4.4%          3.9% <F1>   4.6% <F1>
                           ------        ------      ------

<F1> Pro forma unaudited see Note B.

Years Ended December 28, 1996 and December 31, 1995.

Sales. Volume increased by 26.2% from 961,000 barrels in 1995 to 1,213,000 barrels in 1996. Net sales increased by 26.3% from $151,313,000 in 1995 to $191,116,000 in 1996. Sales volume reflected continued growth in Sam Adams Boston Lager, increases in the volume of seasonal beers, increases in the Oregon Original beers, and the introduction of Golden Pilsner, and the LongShot line of beers. The average net sales price per barrel increased $.10 due primarily to an increase in selling prices offset by increases in quality assurance and in customer discounts.

Gross Profit.   Gross profit increased by 23.1% from $77,466,000 in 1995 to
$95,330,000 in 1996. Cost of sales per barrel increased to 50.1% of net sales in 1996 from 48.8% of net sales in 1995. This increase was due principally to the following: increased obsolescence expense (consisting primarily of reserves for re-used glass and work-in-process) higher depreciation (princi-pally on kegs) and a reduction in re-used glass savings, offset by a net decrease in raw material cost and packaging costs.

Advertising, Promotional, and Selling.   Advertising,  promotional, and
selling expenses increased by 16.0% from $60,461,000 in 1995 to $70,131,000 in 1996. The per barrel expense actually decreased by $5.09 from $62.91 in 1995 to $57.82 in 1996. As a percentage of net sales, advertising, promo-tional, and selling expenses decreased from 40.0% in 1995 to 36.7% in 1996. The aggregate dollar increase in advertising, promotional, and selling expenses reflected increases in purchases of point of sales materials, advertising, and promotional expenses, freight, and salaries and related employee benefits. These expenses include expenditures for advertising, promotions, and selling expenses for new product introductions not related to the Samuel Adams product line.

General and Administrative.   General and administrative expenses increased
by 58.8% from $7,585,000 in 1995 to $12,042,000 in 1996. This increase of
$4,457,000 was primarily caused by an increase of $1,722,000 in bad debt expense, which are both customer specific and general in nature, and increases in personnel and salaries and related employee benefits, additional leased space at the executive office, and additional costs related to the Company becoming a public entity.

Other Income (Expense), Net. Other income, net, increased by 78.7% from $959,000 in 1995 to $1,714,000 in 1996. This increase of $755,000 reflects
$1,480,000 increase in interest income on the proceeds of the November, 1995 stock offering, offset by the $807,000 one-time gain on the sale of distri-bution rights sold in 1995. Interest expense remained relatively stable from 1995 to 1996. It should be noted that the interest income earned during 1995 on the proceeds from the stock offering in November, 1995 reflects a period of approximately one and one half months versus an entire year during 1996.

Net Income. Net income decreased by 33.3% to $8,385,000 in 1996 from $12,574,000 in 1995. The decrease is due to an income tax expense of $6,486,000 in 1996 versus an income tax benefit of $2,195,000 in 1995. This decrease is offset by an increase in other income of $755,000 and an increase in operating income of $3,737,000 as discussed above.

Pro Forma Net Income. Net income increased by 42.2% to $8,385,000 in 1996 from a pro forma net income of $5,896,000 in 1995. The increase in net income is comprised of a net increase in other income of $755,000 and a net increase in operating income of $3,737,000, as discussed above. This increase is somewhat offset by a $2,003,000 increase in state and federal income taxes (reflecting the higher graduated tax brackets applicable to the higher income before tax).

Years Ended December 31, 1995 and 1994.

Sales. Volume increased by 34.6% from 714,000 barrels in 1994 to 961,000 in 1995. Net sales increased by 31.8% from $114,833,000 in 1994 to
$151,313,000 in 1995. Sales volume reflected continued growth in Samuel Adams Boston Lager, Honey Porter, and seasonal beers, and the introduction of Scotch Ale. The average net sales price per barrel decreased $3.38 due primarily to an increase in customer discounts, product mix, and expanded sales in geographic areas where beer prices are slightly lower than in the Company's original markets.

Gross Profit.   Gross profit increased by 25.0% from $61,982,000 in 1994 to
$77,466,000 in 1995. Cost of sales increased $2.82 per barrel to 48.8% of net sales in 1995 from 46.0% of net sales in 1994. This increase was due principally to increased raw material costs, particularly malt; package design for new products; logistical expenses related to the increase in sales volume and seasonal products; abnormally high disposal of obsolete packaging materials; and higher keg depreciation, due to the volume increase in kegs. The per barrel increases were partially offset by reductions in other areas, particularly glass packaging costs.

Advertising, Promotional, and Selling.   Advertising, promotional, and
selling expenses increased by 30.0% from $46,503,000 in 1994 to $60,461,000 in 1995. The per barrel expense actually decreased by $2.22 from $65.13 in 1994 to $62.91 in 1995. As a percentage of net sales, advertising, promotional, and selling expenses decreased from 40.5% in 1994 to 40.0% in 1995. The aggregate dollar increase in advertising, promotional, and selling expenses reflected increases in purchase of point of sales materials, advertising expenditures, promotional programs, and salaries and related employee benefits. These expenses include expenditures for advertising, promotions, and selling expenses for new product introductions not related to the Samuel Adams product line.

General and Administrative.   General and administrative expenses increased
by 15.0% from $6,593,000 in 1994 to $7,585,000 in 1995. This increase of
$992,000 was primarily caused by increases in personnel and salaries and related employee benefits, increases in legal, insurance, and depreciation and computer services due to the purchase and installation of new computer equipment and software. These increases were partially offset by reductions in other areas. As a percentage of net sales, general and administrative expenses decreased from 5.7% in 1994 to 5.0% in 1995.

Other Income (Expense), Net.   In 1995, the Company recorded a nonrecurring
$807,000 gain related to the sale of certain distribution rights in a major metropolitan area. Interest income and income expense remained relatively stable from 1994 to 1995. It should be noted that the interest income earned during 1995 on the proceeds from the stock offering in November, 1995 reflects a period of approximately one and one half months.

Net Income.   Net income increased by 38.4% to $12,574,000 in 1995 from
$9,085,000 in 1994. The increase includes a one-time tax benefit of $1,960,000 recorded upon the change in tax status of the entity as required by SFAS 109, and a tax benefit of $235,000 for the period from November 21 to December 31, 1995. The balance of the increase in net income is comprised of a net increase in other income of $760,000 and a net increase in operating income of $534,000, as discussed above.

Pro Forma Net Income.   Pro forma net income increased by 10.8% from
$5,320,000 in 1994 to $5,896,000 in 1995, due to the factors described above. Operating income was adversely affected by net marketing investment (advertising, promotional, and other selling expenses in excess of gross profit generated) in the amount of $2,800,000 from two new product initiatives not related to the Samuel Adams product line. Management estimated that cash flows and net income would be adversely affected by approximately $750,000 during 1996 in a transaction with Joseph E. Seagram & Sons, Inc. The actual amount of the 1996 expense associated with the Joseph E. Seagram & Sons, Inc. transaction was $885,000. The Company does not expect this transaction to generate royalties until 1998. The pro forma effective tax rate increased from 41.4% in 1994 to 43.2% in 1995. This increase was primarily due to an increase in meals and entertainment expenses, which are only 50% tax deductible.

     Operating income increased 6.0% from $8,886,000 in 1994 to $9,420,000 in 1995. This increase was the result of an increase in gross profit of 25.0%, offset by increases in operating expenses of 28.2%.

Liquidity and Capital Resources

     The Company's financial condition continued to be strong in 1996 due primarily to the net proceeds raised by its initial public offering. The Company is currently negotiating two unsecured bank lines of credit which will provide for borrowings of up to $15,000,000 on one line of credit, which is an increase of $1,000,000 on the existing $14,000,000 line of credit, and up to $30,000,000 on the other line of credit. In addition, the Company has obtained a $9,000,000 foreign exchange credit line. With a substantial amount of highly liquid assets and working capital of $47,769,000 at December 28, 1996, capital resources in conjunction with existing lines of credit should be sufficient to meet the Company's operating, capital, and debt service requirements over the next year.

     The Company has outstanding borrowings of $1,875,000 which mature in 2007. The Company plans to make approximately $21,000,000 of total capital expenditures in 1997, principally related to the purchase of packaging and brewing equipment for its contract breweries and the purchase of the Schoenling assets.

     Operating activities provided cash of $15,763,000 in 1996 compared to $2,440,000 in 1995. The primary cause of the improvement was the increase in accounts payable, principally due to the timing of the receipt of hops, offset somewhat by increases in inventory and other current assets, principally due to the Company's investment in The Schoenling Brewery Company prior to the exercise of the purchase option. Cash used in investment activities decreased by $18,245,000, primarily due to increased capital spending. Cash provided by financing activities primarily reflects the tax benefit related to the exercise of employee stock options.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash and short term investments as well as cash flows from operations and the existing lines of credit will be sufficient to meet its working capital requirements for at least the next twelve months.

Recent Accounting Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years that end after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. The Statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, "Earnings Per Share" (IAS 33). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

Certain Factors Affecting Future Operating Results

Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations, or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements.

The Company may experience significant fluctuations in future operating results, which may be caused by many factors, including, but not limited to
(1) further slowing of the growth rate of the craft brewing segment; (2) share-of-market erosion due to increased competition; (3) increased promo-tional expenditures versus historical spending and versus the 1997 operating plan; (4) higher-than-planned costs of operating the Samuel Adams brewery in Cincinnati; (5) an unexpected increase in raw material or packaging costs which cannot be passed along through increased prices; (6) slower-than-planned acceptance of Hard Core cider by the trade and consumer; (7) inability of Oregon Original beers and other Samuel Adams styles to maintain historic growth rates.

 Item 8.      Financial Statements and Supplementary Data

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page(s)
  Report of Independent Accountants ............................          19

  Consolidated Financial Statements of The Boston Beer Company, Inc.

     Consolidated Balance Sheets at December 28, 1996 and
       December 31, 1995 ........................................         20

     Consolidated Statements of Income for the Years Ended
       December 28, 1996, December 31, 1995, and
       December 31, 1994 ........................................         21

     Consolidated Statements of Stockholders' Equity
       For the Years Ended December 28, 1996, December 31, 1995, and
       December 31, 1994 ........................................         22

     Consolidated Statements of Cash Flows for the Years Ended
       December 28, 1996, December 31, 1995, and
       December 31, 1994 ........................................         23

     Notes to the Consolidated Financial Statements .............         24

Financial Statement Schedules for the years ended December 28, 1996,
    December 31, 1995, and December 31,1994
      All schedules are omitted because the required information is shown in the financial statements or the notes thereto.

 REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Boston Beer Company, Inc.

     We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. (formerly Boston Beer Company Limited Partnership) as of December 28, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1996, December 31, 1995, and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. as of December 28, 1996 and December 31, 1995, and December 31, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, December 31, 1995, and December 31, 1994, in conformity with generally accepted accounting principles.



                                   Coopers & Lybrand L.L.P.



Boston, Massachusetts
February 21, 1997, except for Note O,
 as to which the date is March 1, 1997.


                        THE BOSTON BEER COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                        December 28,       December 31,
                                                           1996                1995
ASSETS
 Current Assets:
  Cash & cash equivalents                       $     5,060        $     1,877
  Short term investments                             35,926             34,730
  Accounts receivable                                18,109             16,265
  Allowance for doubtful accounts                    (1,930)              (175)
  Inventories                                        13,002              9,280
  Prepaid expenses                                      674                437
  Deferred income taxes                               2,968              1,011
   Other current assets                               3,882              1,858
                                                ------------       ------------
      Total current assets                           77,691             65,283

  Restricted investments                                611                602
  Equipment and leasehold improvements, at cost      21,043              9,690
  Accumulated depreciation                           (6,412)            (3,531)
  Deferred income taxes                                 151              1,777
  Other assets                                        3,469              2,869
                                                ------------       ------------
       Total assets                             $    96,553        $    76,690
                                                ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Accounts payable                              $    17,783        $     9,793
  Accrued expenses                                   12,064             10,149
  Current maturities of long-term debt                   75                 75
                                                ------------       ------------
       Total current liabilities                     29,922             20,017


  Long-term debt, less current maturities             1,800              1,875

    Commitments and Contingencies (Note I)                -                  -


  Stockholders' Equity:
     Class A Common Stock, $.01 par value;
     20,300,000 shares authorized;
     15,972,058, and 15,643,664 issued and
     outstanding as of December 28, 1996 and
     December 31, 1995, respectively                    160                156
     Class B Common Stock, $.01 par value;
     4,200,000 shares authorized; 4,107,355
     issued and outstanding as of December
     28, 1996 and December 31, 1995,
     respectively                                        41                 41
  Additional paid-in-capital                         55,391             53,482
  Unearned compensation                                (363)              (509)
  Unrealized loss on investments in
     marketable securities                             (442)                 -
  Unrealized gain on forward
     exchange contract                                   31                  -
  Retained earnings                                  10,013              1,628
                                                ------------       ------------
     Total stockholders' equity                      64,831             54,798
                                                ------------       ------------
     Total liabilities and stockholders'
       equity                                   $    96,553        $    76,690
                                                ============       ============


     The accompanying notes are an integral part of the financial statements.

                               Page 20

                        THE BOSTON BEER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                                          For the Years Ended
                           December 28,      December 31,        December 31,
                                1996              1995                1994
Sales                      $ 213,879          $ 169,362           $ 128,077
Less excise taxes             22,763             18,049              13,244
                           ----------         ----------          ----------
Net sales                    191,116            151,313             114,833
Cost of sales                 95,786             73,847              52,851
                           ----------         ----------          ----------
Gross profit                  95,330             77,466              61,982

Operating expenses:
Advertising, promotional
 and selling expenses         70,131             60,461              46,503
General and administra-
 tive expenses                12,042              7,585               6,593
                           ----------         ----------          ----------
   Total operating
     expenses                 82,173             68,046              53,096
                           ----------         ----------          ----------
Operating income              13,157              9,420               8,886

Other income (expense):
Interest income                1,932                452                 429
Interest expense                (236)              (250)               (233)
Other income, net                 18                757                   3
                            ----------         ----------          ----------
   Total other income          1,714                959                 199

Income before income
 taxes                        14,871             10,379               9,085
Provision (benefit)
 for income taxes              6,486             (2,195)                  -
                            ----------         ----------          ----------
Net income                 $   8,385          $  12,574           $   9,085
                            ==========         ==========          ==========


Pro forma data (unaudited) (Note B):
Income before pro forma
         income taxes                            10,379               9,085
Pro forma income tax
 expense                                          4,483               3,765
                                              ----------          ----------
Pro forma net income                          $   5,896           $   5,320
                                              ==========          ==========


Net income per common and
  common equivalent
  share                   $    0.41          $    0.33 <F1>      $    0.29 <F1>
                          ==========         ==========          ==========

Weighted average num-
 ber of common and
 common equivalent
 shares                      20,352             17,949 <F1>         18,171 <F1>
                          ==========         ==========          ==========

<F1> Pro forma, see Note B.

      The accompanying notes are an integral part of the financial statements.

                               Page 21


                                THE BOSTON BEER COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the three years ended December 28, 1996, December 31, 1995, and
      December 31, 1994
                                (in thousands)


                  General  Limted    Compen-   Partners'
                  Partner  Partners  sation    Equity
Balance Dec-
 ember 31,1993     $   803   $ 8,051            $  8,854
Net income           2,242     6,843               9,085
Compensation
 associated
 with stock
 options                 -       280                 280
Partner dis-
 tributions         (2,813)   (8,806)            (11,619)
                   ---------------------------------------
Balance Dec-
 ember 31, 1994        232     6,368               6,600

Net income:Jan-      2,694     8,252              10,946
 uary 1 through
 November 20,
 1995 allocated
 to the Part-
 nership;
 thereafter to
 the Company
Partner dis-
 tributions         (4,712)   (14,343)           (19,055)
Conversion of
 incentive/
 investment
 stock plans
 to stock
 option/pur-
 chase plans                    4,763     (618)    4,145
Stock options
 issued                           141     (141)        -
 of unearned
 compensation
 expense                                   250       250
Contributed
 capital upon
 realization         1,786     (5,181)     509    (2,886)
                   -----------------------------------------
Balance Dec-
 ember 31, 1995          -          -        -         -
                   =========================================

                                                   Unreal-           Total
             Class A   Class B  Add'l    Unearned  ized     Retain-  Stock-
             Common    Common   Paid in  Comp-     Gains/   ed       holders'
             Stock     Stock    Capital  ensation  Losses   Earnings Equity
Net income
 of the
 Company
 November
 21, 1995
 to Decem-
 ber 31,
 1995                                                       $ 1,628  $  1,628
Contributed
 capital upon
 recapital-
 ization     $  125   $  41    $ 3,822  $  (509)                        3,479
Common stock
 issued          31             49,660                                 49,691
             -------------------------------------------------------------------
                156      41     53,482     (509)              1,628    54,798

Net income                                                    8,385     8,385
Unearned
 comp-
 ensation
 on stock
 options
 granted                           157     (157)                            - -
Forfeiture of
 unvested
 stock options                    (144)     144                                -
Stock options
 exercised               4         556                                    560
Tax benefit
 related to
 exercise of
 employee
 stock options                   1,376                                  1,376
Proceeds from
 sale under
 stock purch-
 ase plan                           40                                     40
Repurchase of
 shares under
 employee
 investment and
 incentive share
 plans                            (103)                                  (103)
Amortization of
 unearned comp-
 ensation expense                   27      159                            186
Unrealized loss
 on short term
 investments                                          (442)               (442)
Unrealized gain
 on forward
 exchange con-
 tract                                                  31                  31
                ---------------------------------------------------------------
Balance Dec-
 ember 28, 1996 $  160  $  41 $55,391   $  (363)    $ (411)   $ 10,013 $ 64,831
                ===============================================================

     The accompanying notes are an integral part of the financial statements.

                               Page 22

                                THE BOSTON BEER COMPANY, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                          For the Years Ended
                           ----------------------------------------------
                            December 28,     December 31,    December 31,
                                1996             1995           1994
Cash flows from
 operating activities:
 Net income                  $   8,385        $  12,574 <F1>  $   9,085 <F1>
 Adjustments to recon-
  cile net income to
  net cash provided by
  operating activities:
   Depreciation and
    amortization                 3,030            1,565             925
   (Gain) loss on
    disposal of fixed
    asset                           (4)              38              21
   Bad debt expense              1,832             (557)            391
   Stock option compen-
    sation expense                 186              250             280
 Changes in assets & liabil-
  ities:
  Accounts receivable           (1,921)          (5,473)         (2,339)
  Inventory                     (3,722)          (1,525)         (4,049)
  Prepaids expense                (237)              64            (285)
  Other current assets          (1,993)            (753)           (593)
  Deferred taxes                  (331)          (2,195)              -
  Other assets                    (743)          (2,459)           (172)
  Accounts payable               7,990             (494)          6,353
  Accrued expenses               3,291            1,405           3,673
                              -----------      ----------      ----------
   Total adjustments             7,378          (10,134)          4,205
                              -----------      ----------      ----------
   Net cash provided by
    operating
    activities:                 15,763            2,440          13,290
                              -----------      ----------      ----------
Cash flows for investing
 activities:
  Purchases of fixed assets    (11,359)          (4,268)         (2,621)
  Proceeds on disposal of
   fixed assets                      4               45               -
  (Purchases) maturities
   of government
   securities                    2,648          (27,027)         (2,624)
  Purchase of marketable
   securities                   (4,286)               -               -
  Purchase of restricted
  investments                   (1,225)            (612)         (1,171)
  Maturities of restricted
   investments                   1,216              615           1,145
                              ----------       ----------       ---------
      Net cash used in
       investing               (13,002)         (31,247)         (5,271)
                              ----------       ----------       ---------

Cash flows from financing
 activities:
  Proceeds from issuance of
   common stock                      -           49,691               -
  Proceeds from exercise
   of stock option
   plans                           560                -               -
  Proceeds from sale under
   stock purchase
   plan                             40                -               -
  Repurchase of shares under
   employee
   investment and incentive
    share plans                   (103)               -               -
  Principal payments on
   long-term debt                  (75)             (50)            (50)
  Partners' distributions            -          (19,055)        (11,619)
                             ----------       ----------      ----------
    Net cash provided by
     (used for)
     financing activities          422           30,586          11,669
                              ----------       ----------      ----------
Net increase (decrease)
 in cash and cash
 equivalents                     3,183            1,779          (3,650)

Cash and cash equivalents
 at beginning of period          1,877               98           3,748
                              -----------      ----------      ----------
Cash and cash equivalents
 at end of period            $   5,060        $   1,877       $      98
                              ===========      ==========      ==========
Supplemental disclosure of
 cash flow information:
  Interest paid              $     224        $     252       $     236
  Taxes paid                 $   5,992                -               -
                              ===========      ==========      ==========

<F1>  Net income for the fiscal year ended December 31, 1995 is before pro forma income taxes. See Note B.

       The accompanying notes are an integral part of the financial statments.


                               Page 23

                        THE BOSTON BEER COMPANY, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.      Basis of Presentation:

The Boston Beer Company, Inc. (the "Company"), is engaged in the business of marketing and selling beer and ale products throughout the United States and in select international markets. On November 20, 1995, in connection with the initial public offering of the Company's stock effected that date, the non-corporate limited partners transferred their respective partnership interests to the Company and the owners of the general partner and corporate limited partners transferred their respective ownership interests in such entities to the Company. In exchange, the transferors received an aggregate of 16,641,740 shares of the Company's common stock on a pro rata basis, based on their then respective percentage equity interests in the Partnership. The aforementioned transactions are collectively referred to hereinafter as the "Recapitalization."

B.      Summary of Significant Accounting Policies:

Fiscal Year
Effective in fiscal 1996, the Company changed its fiscal year to end on the last Saturday in December. The impact on the current year of two fewer days of operations was not material.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries, and the Partnership. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
Revenue is recognized when goods are shipped to customers. Accounts receivable balances are reflected net of an allowance for uncollectible accounts of approximately $1,930,000 and $175,000 at December 28, 1996 and December 31, 1995, respectively.

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and short-term, highly liquid investments with original maturities of three months or less at the time of purchase.

Short Term Investments and Restricted Investments
Short term investments consist primarily of U.S. Government securities and marketable equity securities with original maturities beyond three months and less than twelve months. All short term investments have been classified as available-for-sale and are reported at fair value with unrealized gains and losses included in stockholders' equity. Fair value is based on quoted market prices as of December 28, 1996.

Restricted investments consist solely of the unexpended proceeds from the debt as discussed in Note G. These investments, consisting of treasury notes which mature within one year, are expected to be held to maturity and accordingly are valued at amortized cost, which approximates fair value.

Inventories
Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        THE BOSTON BEER COMPANY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

B.      Summary of Significant Accounting Policies (Continued):

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash, short-term investments, and trade receivables. The Company places its temporary cash and short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer and ale distributors across the United States. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company's customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Equipment and Leasehold Improvements
Equipment and leasehold improvements are recorded at cost. Expenditures for maintenance, repairs, and renewals are charged to expense; major improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Provision for depreciation is computed on the straight-line method based upon the estimated useful lives of the underlying assets as follows:

     Kegs and equipment               3 to 10 years
     Office equipment and furniture   3 to 5 years
     Leasehold improvements           5 years, or the life of the lease,
                                        whichever is shorter

Deposits
The Company recognizes a liability for estimated refundable deposits in kegs and for unclaimed deposits on bottles which are subject to state regulations. A liability for refundable deposits (redemptions) on reusable bottles in 1995 was not recorded, nor was there an offsetting adjustment to inventory. As of December 28, 1996, the Company recorded an estimated liabil-ity of $587,000, with an offsetting adjustment to cost of goods sold for re-used glass which had not been redeemed as of the end of the year. The Company recorded this liability to recognize that the re-used glass may not be placed back into production in the future. Total redemptions associated with reusable bottles during the years ended December 28, 1996, December 31, 1995, and 1994 were $3,053,000, $1,441,000, and $1,402,000 respectively.

Fair Value of Financial Instruments
The carrying amount of the Company's long term debt, including current maturities, approximates fair value because the interest rates on these instruments change with market interest rates. The carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short term maturity of these instruments.

Advertising and Sales Promotions
Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the years ended December 28, 1996, December 31, 1995, and 1994, were $35,730,000, $35,039,000, and $27,598,000 respectively.

Purchase Commitments
The Company recognizes losses on hops purchase commitments when amounts from the sale price of the related product are expected to be less than the cost of the product. The Company has not historically experienced any losses related to hops purchase commitments.

Forward Exchange Contracts
Unrealized gains and losses on contracts designated as hedges of existing assets and liabilities are accrued as exchange rates change and are recorded as a component of Stockholders' Equity. Realized gains and losses are recognized in income as contracts expire.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the Company to either elect expense recognition or the disclosure-only alternative for stock-based employee compensation. SFAS 123 has been adopted in the Company's 1996 financial statements with comparable disclosures for the prior year. The Company has reviewed the adoption and impact of SFAS 123, and has elected to adopt the disclosure-only alternative and accordingly this standard has no impact on the Company's results of operations or its financial position.

                    THE BOSTON BEER COMPANY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

B.     Summary of Significant Accounting Policies (Continued):

Income Taxes
The Company records income taxes under the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates for the taxable years in which those differences are expected to reverse.

Pro Forma Income Taxes (unaudited)
The financial statements of the Company for the periods prior to the Recapitalization do not include a provision for income taxes because the taxable income of the Company, up until the effective date of the Recapitalization, is included in the income tax returns of the Partnership's partners and former Subchapter S corporation's shareholder. The statements of income include a pro forma income tax provision on taxable income for financial statement purposes using an estimated effective federal and state income tax rate which would have resulted if the Partnership and Subchapter S corporation had filed a corporate income tax return during those periods.

Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for stock options. Fully diluted net income per share has not been presented as the amount would not differ significantly from those presented.

Pro Forma Earnings Per Share (unaudited)
Pro forma earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the respective periods (assuming a conversion of partnership units for the periods prior to the Recapitalization), and an additional 3,109,279 shares issued during November 1995 in connection with the Company's initial public offering. In addition, pursuant to the rules of the Securities and Exchange Commission, approximately 273,000 shares and 965,000 shares in 1995 and 1994, respectively, have been included in the share calculation representing distributions in excess of net income and, in 1994, distributions expected to be funded by debt repaid with the proceeds from the offering. The calculations include 686,000 and 564,000 common equivalent shares for the years ended December 31, 1995 and 1994, respectively, using the treasury stock method. Fully diluted earnings per share is not materially different from primary earnings per share.

New Accounting Pronouncements
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years that end after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. The Statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, "Earnings Per Share" (IAS 33). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

Reclassifications
Beginning in 1996, certain expenses which were previously classified as general and administrative expenses were reclassified as advertising, promotional, and selling expenses. All financial information has been restated to conform with this year's presentation. Certain other prior year amounts have also been reclassified to conform with the current year's presentation.

C.      Short Term Investments:

Short term investments consist of marketable equity securities having a cost of $4,286,000 and a market value of $3,844,000, which resulted in an unrealized loss of $442,000 at December 28, 1996. The Company did not have any investments in marketable equity securities as of December 31, 1995. In addition, the Company has investments in U.S. Government securities having a cost of $32,082,000 and $34,730,000 at December 28, 1996 and December 31,
1995, respectively, which approximates fair value.

                    THE BOSTON BEER COMPANY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

D.       Inventories:

                                  December 28,        December 31,
                                     1996                1995
                                        (in thousands)
Raw material, principally hops    $ 12,677           $  8,543
Work in process                          -                518
Finished goods                         325                219
                                  --------           --------
                                  $ 13,002           $  9,280
                                  =========          ========

E.      Equipment and Leasehold Improvements:

                                 December 28,        December 31,
                                     1996                1995
                                         (in thousands)
Kegs and equipment                 $  16,457          $  7,012
Office equipment and furniture         3,527             1,623
Leasehold improvements                 1,059             1,055
                                   ----------         --------
                                   $  21,043          $  9,690
Less accumulated depreciation          6,412             3,531
                                   ---------          --------
                                   $  14,631          $  6,159
                                   =========          ========

The Company recorded depreciation expense related to these assets of $2,886,000, $1,565,000, and $925,000 for the years ended December 28, 1996,
December 31, 1995, and December 31, 1994, respectively.

F.      Accrued Expenses:

                                   December 28,        December 31,
                                       1996                1995
                                           (in thousands)

Advertising                        $   4,019            $  4,451
Keg deposits                           1,813               1,276
Employee wages and reimbursements      1,906               1,586
Point of sale related accruals         1,288               1,000
Other accrued liabilities              3,038               1,836
                                   ---------            --------
                                   $  12,064            $ 10,149
                                   =========            ========


For the year ended December 28, 1996, the Company included $1,117,000 of accrued freight costs in accounts payable. For the year ended December 31, 1995, $1,189,000 of freight costs previously recognized as a component of accrued expenses were reclassified to accounts payable.

                THE BOSTON BEER COMPANY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

G.      Long-Term Debt and Line of Credit:

Long-Term Debt
During 1988, the Company entered into a $2,200,000 loan with the Massachusetts Industrial Finance Authority ("MIFA"), which matures July 15, 2007. As of December 28, 1996, the loan requires scheduled annual principal payments as follows:

                                             (in thousands)
     1997  ...............................   $     75
     1998  ...............................         75
     1999  ...............................        100
     2000  ...............................        100
     2001  ...............................        100
     Thereafter  .........................      1,425
                                             --------
                                                1,875
     Less: current portion                         75
                                             --------
     Total long-term debt                    $  1,800
                                             ========

Interest accrues at 11.5 % and is paid semiannually. The proceeds from the MIFA loan were used to fund approximately $1,500,000 of engineering and design efforts, which were subsequently abandoned in 1989, and to acquire approximately $200,000 of various assets for the brewery. The unexpended proceeds referenced in Note B were restricted to the further development of the Company's Boston brewery, a leased facility. All assets acquired with the proceeds of the loan are reflected as equipment or leasehold improvements. The loan is collateralized by the related fixed assets and any unexpended proceeds which approximated, including interest, $611,000 and $602,000 at December 28, 1996 and December 31, 1995, respectively.

The loan agreement contains various covenants, the most restrictive of which is that the Company's equity may not be less than $700,000 as of the end of each fiscal year, and the debt to equity ratio of the Company may not exceed 4 to 1 at the end of any fiscal year. As of December 28, 1996, the Company's equity was $65,000,000 and the debt to equity ratio was .03 to 1.

Line of Credit
On May 2, 1995, the Company entered into an unsecured Revolving Line of Credit Agreement (the "Agreement") with a bank providing for borrowings of up to $14,000,000 at either the bank's prime rate (8.25% at December 28, 1996) or the applicable Libor Rate plus .50% for terms of 30, 60, or 90 days. The Company pays a commitment fee of .15% of the unused portion of the line. The Agreement, which expires on May 1, 1997, requires the Company to maintain certain financial ratios related to tangible net worth, interest coverage, and profits, and restricts the Company's ability to incur additional indebtedness, incur certain liens and encumbrances, make investments in other persons, engage in a new business, or enter into sale and leaseback transactions. The Agreement also contains certain events of default, including the failure of the Company's president to control and be actively engaged on a full-time basis in the business of the Company. As of December 28, 1996 and December 31, 1995, no borrowings were outstanding thereunder.

H.     Income Taxes:

Income Taxes
Effective with the Recapitalization described in Note A, the Company became subject to federal and state income taxes. The historical income tax benefit reflects the recording of a one-time tax benefit of $1,960,000 upon the change in tax status of the entity as required by SFAS 109, and a tax benefit of $235,000 for the period from November 21 to December 31, 1995.

                        THE BOSTON BEER COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

H.     Income Taxes (continued):
Significant components of the Company's deferred tax assets and liabilities as of December 28, 1996 and December 31, 1995 are as follows:

                                        (in thousands)
                              1996                     1995

                          Curr-   Long-              Curr-    Long-
                          ent     Term      Total    ent      term      Total

Deferred Tax Assets:
 Incentive/invest-
  ment unit and
   option plans          $   11    $ 1,052  $ 1,063   $   21   $ 1,856  $ 1,877
 Accrued expenses not
  currently deductible      943          -      943      467         -     467
 Reserves                 1,828          -    1,828       88         -      88
 Deferred Compensation        -         90       90        -        65      65
 Net operating loss           -          -        -      334         -     334
 Other                      250         (2)     248      101         -     101
                         --------   -------- -------  -------  -------- -------
   Total deferred
    tax assets            3,032      1,140    4,172    1,011     1,921   2,932
Deferred tax liabil-
 ities:
  Depreciation                -       (814)    (814)       -      (144)   (144)
 Tax installment sale       (64)      (175)    (239)       -         -       -
                         --------   --------  -------  ------- --------   -----
   Net deferred tax
    assets               $2,968    $   151   $3,119   $1,011    $ 1,777 $ 2,788
                        =========   =======  =======  ========  =======  ======

The deferred tax asset balance at December 31, 1995 includes a $593,000 net deferred tax asset of the corporate limited partners recorded upon the Recapitalization.

Based upon prior earnings history and expected future taxable income, the Company does not believe that a valuation allowance is required for the net deferred tax asset.

Significant components of the income tax provision (benefit) for income taxes for the years ended December 28, 1996 and December 31, 1995 are as follows:

                                        (in thousands)
                                   1996           1995
Current:
     Federal                    $  5,261             -
     State                         1,556             -
                                --------       --------
Total current                      6,817             -

Deferred:
     Federal                        (251)     $  (1,667)
     State                           (80)          (528)
                                ---------     ----------
Total deferred                   $  (331)     $  (2,195)
                                ---------     ----------
Total income tax expense
 (benefit)                       $ 6,486      $  (2,195)
                                ========      ==========

                    THE BOSTON BEER COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

H.     Income Taxes (continued):

The reconciliation of income tax computed at statutory rates to actual income tax expense for the years ended December 28, 1996 and December 31, 1995, are as follows:

                                                1996             1995

Statutory rate                                  35.0%            35.0%
State income tax, net of federal  benefit        6.5             (1.8)
Permanent differences                            1.2              0.3
Income for the period prior to the
 Recapitalization not subject to tax               -            (36.9)
Deferred tax asset resulting from change
   in tax status                                   -            (15.9)
Other                                            0.9             (1.8)
                                                -----          -------
                                                43.6%           (21.1%)
                                               ======          ========


At December 31, 1995, the Company had a tax net operating loss carryforward of approximately $765,000, which arose during the period from November 21 to December 31, 1995, which was fully utilized in 1996.

I.      Commitments and Contingencies:

Purchase Commitments
In the normal course of business, the Company has entered into various supply agreements with brewing companies. These agreements are cancelable by the Company and by the brewing companies with advanced written notice. Title to beer products brewed under these arrangements remains with the brewing company until shipped by it and accordingly, the liquid is not reflected as inventory by the Company in the accompanying financial statements. The Company is required to reimburse the supplier for all unused material and beer products on termination of the agreements and under certain conditions to purchase excess materials. At December 28, 1996, there was approximately $4,468,000 of material and beer products in process at the brewing companies which had not yet been transferred to the Company. Purchases under these agreements for the years ended December 28, 1996, December 31, 1995, and 1994 were approximately $57,766,000,
$41,199,000, and $28,808,000, respectively.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which expire at various dates through 2003, specify both the quantities and prices the Company is committed to. The prices are denominated in foreign currencies and the Company does not hedge these commitments in French francs, but does in German marks and English pound sterling. The amount of these commitments outstanding at December 28, 1996 in U.S. dollars, is $52,530,000. Purchases under these contracts for the years ended December 28, 1996, December 31, 1995, and 1994 were approximately $10,000,000, $5,924,000, and $6,061,000 respectively. The performance of the dealers under such contracts may be materially affected by factors such as adverse weather, the imposition of export restrictions and changes in currency exchange rates resulting in increased prices.

At December 28, 1996, the Company had outstanding purchase commitments of approximately $8,000,000 principally related to capital expenditures, including the initial payment for the purchase of the Schoenling brewery, and advertising expenditures through December 1997. There is a possibility the Company could expend additional capital investments at the brewing locations in the approximate range of $5,000,000 to $20,000,000 during 1997. It should be noted, that at this point in time, there is no commitment to expend this additional investment.

                    THE BOSTON BEER COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

I.      Commitments and Contingencies (continued):

Lease Commitments
The Company has various operating lease agreements primarily involving real estate. Terms of the leases include purchase options, renewals, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2001.

Minimum annual rental payments under these agreements are as follows:
                                   (in thousands)

    1997 ......................      $      802
    1998 ......................             673
    1999 ......................             668
    2000 ......................             565
    2001 ......................             565
    Thereafter ................               -
                                     ----------
                                     $    3,273
                                     ==========

Rent expense for the years ended December 28, 1996, December 31, 1995, and 1994 was approximately $512,000, $340,000, and $276,000 respectively.

Distribution
The Company's two largest distributors each accounted for approximately 6% of the Company's net sales.

License Agreement
The Company signed a contract in March, 1996, with a major beverage company with respect to a transaction in which that company will license and sell a new craft brew beer whose trademark and trade names are owned by the Company. The Company is expected to expense up to $750,000 in 1997 and 1998, principally to cover marketing expenses to aid the introduction of this new beer and will, in return, receive a royalty on sales after a certain period of time. The Company will also provide certain technical assistance. The agreement also sets forth the circumstances in which the relationship can be terminated and the terms on which rights to the product will revert to the Company or may be reacquired by the Company. There can be no assurance that any contemplated royalty will be earned by the Company.

Litigation
In early 1996, Boston Brewing Company, Inc. ("Boston Brewing"), an affiliate of both Boston Beer Company Limited Partnership and The Boston Beer Company, Inc., had an action filed against it by one of its distributors, such action having been filed in a court in England. The action contains a claim for damages of an alleged breach of a Distributorship Agreement between Boston Brewing and the plaintiff. The action is being vigorously defended by the Company and at present is in the discovery stage.

In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

J.      Common Stock:

Initial Public Offering
On November 20, 1995, the Company completed an initial public offering and sold an aggregate of 3,109,279 shares of Common Stock, of which 990,000 shares were sold for $15.00 per share in a best efforts offering and 2,119,279 shares were sold for $20.00 in an underwritten offering, resulting in net proceeds, after deducting underwriting discounts and expenses, of $49,691,000. In addition, as described in Note A, upon Recapitalization the owners of the general and corporate limited partners transferred their respective ownership interests to the Company. In exchange, the transferors received an aggregate of 16,641,740 shares of the Company's common stock on a pro rata basis based on their then respective equity interest in the Partnership. The total number of shares of Class A and Class B Common Stock outstanding after completion of the offering was 19,751,019.

                    THE BOSTON BEER COMPANY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

J.      Common Stock (continued):

Initial Public Offering (continued):
Upon Recapitalization, the Company recognized no gain or loss upon receipt of the units of the Partnership from individual partners, and no gain or loss upon receipt of stock in the corporate partners from the stockholders of the corporate partners in exchange for the Company's stock based upon an opinion from the Company's legal counsel interpreting the Internal Revenue Code of 1986, as amended (the "Code"), the regulations of the Treasury Department (the "Regulations"), and judicial opinions interpreting the Code. The opinion is qualified by detailed and material limitations set forth in the opinion concerning, among other things, the possibility of Regulations being adopted with a retroactive effect. Any new legislation, changes to and clarifications of the administrative positions of the IRS, including by way of amendments to existing Regulations or adoption of new Regulations, and subsequent judicial decisions including any retroactive effects could have a material consequence to the Company.

Stock Compensation Plan
The Company's Employee Equity Incentive Plan (the "Equity Plan") was adopted effective November 20, 1995 as the successor to the Partnership's 1995 Management Option Plan, which was, in turn, the successor to a series of the Partnership's Incentive Share Plans. In connection with the Recapitalization, the grants under the Partnership's Incentive Share Plans, as adjusted for the one and one half conversion of partnerships units, became grants to acquire Class A Common Stock.

The Plan permits the grant of management options, discretionary options, and investment shares. The Plan is administered by the Compensation Committee of the Board of Directors which consists of non-employee directors. Management options are granted to selected management optionees to acquire shares of the Company's Class A Common Stock at an exercise price of $.01 per share. The number of shares subject to each option shall be determined by the Committee based on the salary of each elected management optionee, taking into consideration job performance criteria, divided by the fair market value of shares of Class A Common Stock as of January 1 of each year. Vesting shall be over a five year period.

The Committee may also grant to eligible employees discretionary options to acquire shares of Class A Common Stock upon such terms and conditions, including exercise price, as the Committee shall determine.

Information related to the options granted under the Equity Plan is as follows:

                                                                 Weighted
                                                                 Average
                                              Option             Exercise
                               Shares          Price              Price
Outstanding at
 December 31, 1994                 -               -                   -
Granted upon
 conversion of incentive
 plans to Class A
 Common Stock options         310,871           $ .01         $  .01
Granted upon conversion
 of Class B
 partnership unit
 options to Class A
 Common Stock options         682,383 <F1>      $ 2.00-14.00  $ 6.47
Granted                        10,422           $  .01        $  .01
Canceled                         (999)          $  .01        $  .01
Exercised                      -                     -             -
                         -----------        ------------        --------
Outstanding at
 December 31, 1995          1,002,677           $  .01-14.00   $ 4.40
Granted                       403,729           $  .01-25.56   $13.15
Canceled                      (10,749)          $  .01-20.00   $ 2.19
Exercised                    (264,530)          $  .01-20.00   $ 2.45
                        ----------         ------------        --------
Outstanding at
 December 28, 1996          1,131,127           $  .01-25.56   $ 8.00

<F1> This amount represents options to purchase partnership units which were outstanding prior to the Recapitalization of the Company in November 1995. Compensation expense on these partnership units would have been reflected in fiscal 1994 and as result, there is no pro forma compensation expense recognized in fiscal 1995 related to these shares.


As of December 28, 1996, 579,341 stock options were exercisable.

                    THE BOSTON BEER COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)
J. Common Stock (continued):

Stock Compensation Plan (continued):
The Equity Plan also permits Company employees who have been with the Company for at least one year to invest up to ten percent of their annual earnings in Class A Common Stock ("Investment Shares"). The price at which Investment Shares are issued to participating employees is at a discount from current market value of from 0% to 40% based on the employee's tenure with the Company. These shares vest ratably over a five year period. At December 28, 1996 and December 31, 1995, there were 66,249 and 67,731 investment shares issued and outstanding, of which 55,269 and 40,134 shares were vested.

Prior to the Recapitalization, the Partnership had various other employee investment unit plans in which eligible employees could purchase the economic equivalent of partnership units at not less than 60% of the unit value. The total expense recognized for the years ended December 31, 1995 and 1994, approximated $20,000 representing all discount amortized over the related vesting period.

Upon Recapitalization, the investment units were replaced with 67,731 investment shares. Effective with the issuance of the shares, approximately $411,000 of the investment unit plan accrued liability recorded was reclassified as equity in consideration of the stock issued.

The Company has reserved 235,594 and 1,687,500 shares of Class A Common Stock for issuance pursuant to the Equity Plan as December 28, 1996 and December 31, 1995, respectively.grant.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS is effective for periods beginning after December 15, 1995. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations for its stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 28, 1996 and December 31, 1995 would have been reduced to the pro forma amounts indicated below:

                             (in thousands, except per share amounts)
                            1996                          1995
                                  Earnings Per                     Earnings Per
                   Net Income         Share           Net Income       Share
As Reported       $  8,385          $ 0.41          $  5,896 <F1>      $ 0.33

Pro forma         $  8,305          $ 0.41          $  5,896           $ 0.33

<F1> Pro forma, see Note B.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of from 5.5 years to 6.5 years for stock options, expected volatility of 45%, a dividend yield of 0%, and a risk-free interest rate that ranges from 5.43% to 7.79%, depending upon the term of the respective stock options. The weighted average fair value of stock options granted in 1996 and 1995 was $7.06 and $19.80, respectively.

Because some options vest over several years and additional awards may be made each year, the pro-forma amounts above may not be representative of the effects on net income for future years.

                        THE BOSTON BEER COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.  Common Stock (continued):

Stock-Based Compensation (continued):
In 1996, there 10,000 options granted with an exercise price that exceeded fair value. The weighted average of these grants was $25.56. In 1996, net of forfeitures, there were 8,729 options granted with an exercise price of less than fair value, and the weighted average exercise price of these grants was $4.82. In 1995, there were 321,293 options granted with an exercise price less than fair value, and the weighted average exercise price of these grants was $.01.

The following table summarizes information about stock options outstanding at December 28, 1996:


               Options Outstanding                        Options Exercisable
                              Weighted-Average
                                  Remaining
Range of          Number         Contractual       Weighted-Average    Number        Weighted-Average
Exercise Prices   Outstanding      Life              Exercise-Price    Exercisable    Exercise Price
$  .01-$ 2.00        485,744        5 years           $  1.01            439,043        $  .59
$ 9.00-$14.00        590,383       11 years           $ 12.41            148,472        $11.51
$18.00-$26.00         55,000        9 years           $ 21.16             16,666        $19.41
                   ---------                                            ----------
   Total           1,131,127                                             604,181
                   =========                                            ==========

Under the restricted stock plan, grants were made during 1996 and 1995. The shares granted for these years were 2,577 and 34,658, respectively. The weighted average grant prices for grants made in 1996 and 1995 were $15.26 and $8.90, respectively. As of December 28, 1996 and December 31, 1995, the number of restricted shares was 16,399 and 26,584, respectively.

The Company recognized compensation expense of $186,000 and $250,000 under the described programs for the years ending December 28, 1996 and December 31, 1995, respectively.

K.       Financial Instruments

During 1996, the Company entered into a forward exchange contract to reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments. The contract duration matches the duration of the currency position. The future value of the contract and the related currency position is subject to offsetting market risk resulting form foreign currency exchange rate volatility. The carrying amounts of the contract and the unrealized gain recognized as a component of Stockholders' Equity totaled $1,195,000 and $31,070, respectively, at December 28, 1996. There were no realized gains or losses on the contract as of December 28, 1996.

L.      Related Party Transactions:

At December 31, 1995, borrowings of $150,000 under a recourse note due on December 31, 1997 from the Company's Chief Operating Officer were outstanding. The note bears interest based on the applicable federal rate. This note was repaid in its entirety during 1996.

The Company has a deferred compensation agreement with its Chief Operating Officer which calls for specific payments upon retirement on or after April 1, 2000 with pro-rated annual payments called for upon early retirement. The Company has expensed approximately $59,000, $56,000, and $49,000 for the three years ended December 28, 1996, December 31, 1995 and 1994, respectively.

                   THE BOSTON BEER COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Continued):

M.     401 (k) Savings Plan:

During 1993, the Company established the Boston Beer Company 401(k) Savings Plan (the "Plan"). The Plan is a defined contribution plan which covers substantially all of the Company's employees. Participants may make voluntary contributions of their annual compensation.

The Company made contributions to the Plan in each of the three years ended December 28, 1996, December 31, 1995, and 1994 of $280,000, $175,000, and
$142,000 respectively.

N.      Sale of Distribution Rights:

In September 1995, the Company sold its distribution rights to a major metropolitan area and associated receivables and inventories for approximately $1,200,000 and the assumption of certain deposit liabilities and truck leases. On closing approximately $420,000 was paid in cash with the remainder in the form of a note which is payable in equal monthly installments of $13,000 plus interest at 10% per annum. This transaction resulted in a gain to the Company of approximately $807,000 and is included in other income. The sale of the distribution rights is not expected to result in any significant change in future operations of the Company when compared to historical results.

O.      Subsequent Event

Effective March 1, 1997, the Company acquired all of the equipment and other brewery-related personal property from the Schoenling Brewing Company and leased the real estate on which the brewery is situated. In addition, subject to the satisfaction of certain pre-conditions, the Company has agreed to purchase the real estate on which the brewery is located. The acquisition of the brewery assets and real estate will be accounted for under the purchase method of accounting. The purchase price allocation has not yet been determined.


P.      Valuation and Qualifying Accounts:

The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 1994, 1995, and December 28, 1996 is as follows:

                                         Additions
                            Balance at   Charged to    Net          Balance
                            Beginning    Costs and     Additions     At End
                            of Period    Expenses    (Deductions)  of Period
                                      (in thousands)
Allowance for
 Doubtful Accounts
   1994                     $  146            47         (11)          182
   1995                        182           107        (114)          175
   1996                        175         1,832         (77)        1,930


Inventory Reserves
   1994                    $   457           381        (590)          248
   1995                        248           782      (1,014)           16
   1996                         16         2,860        (386)        2,490

Deductions from allowance for doubtful accounts represent the write-off of uncollectible balances whereas deductions from inventory reserves represent inventory destroyed in the normal course of business.

Item 9.     Changes in and Disagreements with Accountants on Financial
             Disclosures

            None.



                         PART III

Item 10.   Director and Executive Officers of the Registrant

           The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1997 Annual Meeting to be held on June 3, 1997.

Item 11.   Executive Compensation

           The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1997 Annual Meeting to be held on June 3, 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1997 Annual Meeting to be held on June 3, 1997.

Item 13.  Certain Relationships and Related Transactions

          The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1997 Annual Meeting to be held on June 3, 1997.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K

          (a)(1) Consolidated Financial Statements

          The following consolidated financial statements of The Boston Beer Company, Inc. are included in Item 8 of Part II of this report:

               Report of Independent Accountants on page 19 of this report

               Consolidated Balance Sheets at December 28, 1996 and
                December 31, 1995 on page 20 of this report

               Consolidated Statements of Income for the Years Ended
                December 28, 1996, December 31, 1995, and December 31, 1994 on page 21 of this report

               Consolidated Statements of Stockholders' Equity for the
                Years Ended December 28, 1996, December 31, 1995, and December 31, 1994 on page 22 of this report

               Consolidated Statements of Cash Flows for the Years Ended
                December 28, 1996, December 31, 1995, and December 31, 1994 on page 23 of this report

               Notes to Consolidated Financial Statements on pages 24 to 36 of this report

          (a)(2)    Financial Statement Schedule

          The following financial statement schedule is included in page 36 of this report

               Schedule II -- Valuation and Qualifying Accounts

               The Report of Independent Accountants is included on page 19 of this report.

               All other schedules for which provision is made in
                Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are not applicable and, therefore, have been omitted.


          (a)(3)    Exhibits

          The following is a list of exhibits filed as part of this report:

               Exhibit No.                   Title

                     3.1      Articles of Organization (incorporated
                              by reference to Exhibit 3.2 to the Company's
                              Registration Statement No. 33-96162).

                     3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-96162).

                     3.3      Restated Articles of Organization of the
                              Company.

                     3.4      Amended and Restated By-Laws of the Company.

                     4.1 Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164).

                    10.1 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the "Partnership"), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-96162).

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

                    10.6 Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995.

                    10.7 Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-96162).

                   10.8 Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders.

                  +10.9 Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-96164).

                  +10.10 Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to
                              Exhibit 10.10 to the Company's Registration
                              Statement No. 33-96164).

                  +10.11 Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-96164).

                   10.12 Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
                              No. 33-96162).

                  +10.13 Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-96164).

                  +10.14 Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-96164).

                   10.15 Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-96162).

                  +10.16 Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-96162).

                   10.17 Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995).

                   10.18 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-96164).

                  *10.19      1996 Stock Option Plan for Non-Employee
                              Directors.

                 *+10.20 Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997.

                 *+10.21 Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997.

                 *+10.22 Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996.

                   11         Schedule of Computation of Pro Forma Earnings
                              Per Share.

                  *21.1       List of subsidiaries of The Boston Beer
                              Company, Inc.

                   23.1 Consent of Coopers and Lybrand L.L.P., independent accountants with respect to the Partnership, as Exhibit 24 to this report).

                         * Filed with this report.

                         + Portions of this Exhibit have been omitted
                           pursuant to an application for an order
                           declaring confidential treatment filed with the Securities and Exchange Commission.


          (b)  Reports on Form 8-K

                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                              FORM 8-K
                             CURRENT REPORT

        Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

 Date of Report        December 24, 1996

                         THE BOSTON BEER COMPANY, INC.
  (Exact name of registrant as specified in its charter)

     Massachusetts            01-14092            04-3284048
     (State or other      (Commission File     (I.R.S. Employer
      Jurisdiction of         Number)       Identification Number)
      Incorporation)

                   75 Arlington Street, Boston Massachusetts 02116
      (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code (617) 368-5000

     Item 8.        Change in Fiscal Year

     On December 20, 1996, the Registrant's Board of Directors formally approved a change in Registrant's fiscal year, commencing with fiscal year 1996, such that Registrant's fiscal year shall henceforth end on the Saturday of the last full calendar week in December in each year, rather than on December 31, and shall consist of 52 weeks, except that in every fifth year the fiscal year shall consist of 53 weeks. No transition period will result from the change.

                         SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE BOSTON BEER COMPANY, INC.
                         (Registrant)

Date:  December 24, 1996                /s/ ALFRED W. ROSSOW, JR.
                              Chief Operating Officer, Treasurer,
                              Chief Financial Officer (principal financial
                              and accounting officer) and Director

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th of March, 1997.




                                   THE BOSTON BEER COMPANY, INC.

                                   /s/ C. JAMES KOCH
                                   -------------------------------------
                                   C. James Koch
                                   President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


     Signature                Title                    Date


     /s/ C. JAMES KOCH            President, Chief Executive Officer,
                                  Clerk and Director (principal
                                  executive officer)

     /s/ ALFRED W. ROSSOW, JR.    Chief Operating Officer, Treasurer,
                                  Chief Financial Officer (principal
                                  financial and accounting officer)
                                  and Director

     /s/ RHONDA L. KALLMAN        Director


     /s/ CHARLES JOSEPH KOCH      Director

     /s/ PEARSON C. CUMMIN, III   Director

         James C. Kautz           Director

     /s/ JOHN B. WING             Director