Form 10-Q
period 1997-03-29
BOSTON BEER CO INC
filed 1997-05-12
CIK 949870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 29, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ................to.................

Commission file number        1-14092

                THE BOSTON BEER COMPANY, INC.
  (Exact name of registrant as specified in its charter)

MASSACHUSETTS                           04-3284048
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

               75 Arlington Street, Boston, Massachusetts 02116
                 (Address of principal executive offices)
                             (Zip Code)

                         (617) 368-5000
             Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No

As of May 2, 1997, there were 16,224,755 shares outstanding of the Registrant's Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company's Class B Common Stock ($.01 par value).

                THE BOSTON BEER COMPANY, INC.

                                 INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

               Consolidated Balance Sheets
               March 29, 1997 and December 28, 1996

               Consolidated Statements of Income for the Three months ended March 29, 1997 and March 30, 1996

               Consolidated Statements of Cash Flows for the Three months ended March 29, 1997 and March 30, 1996

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

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Exhibit Index

               Exhibit 10.23

               Exhibit 11


SIGNATURES


                 THE BOSTON BEER COMPANY, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                (in thousands, except share data)

                                              March 29,     December 28,
                                                1997           1996
ASSETS
  Current Assets:
    Cash and cash equivalents                $      32       $   5,060
    Short term investments                      35,536          35,926
    Accounts receivable                         21,089          18,109
    Allowance for doubtful accounts             (1,953)         (1,930)
    Inventories                                 14,254          13,002
    Prepaid expenses                               772             674
    Deferred income taxes                        2,968           2,968
    Other current assets                         2,699           3,882
                                             ----------      ----------
      Total current assets                      75,397          77,691

    Restricted investments                         627             611
    Equipment and leasehold
     improvements, at cost                      29,069          21,043
    Accumulated depreciation                    (7,378)         (6,412)
    Deferred income taxes                          151             151
    Other assets                                 3,571           3,469
                                             -----------     ----------
      Total assets                           $ 101,437       $  96,553
                                             ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                         $  12,373       $  17,783
    Notes payable - Bank                         9,871               -
    Accrued expenses                            11,739          12,064
    Current maturities oflong-term debt             75              75
                                             ----------      ----------
      Total current liabilities                 34,058          29,922

  Long-term debt, less current maturities        1,800           1,800

  Commitments and Contingencies (Note I)             -               -


  Stockholders' Equity:
    Class A Common Stock, $.01 par value;
     20,300,000 shares authorized;
     15,969,840, and 15,972,058
     issued and outstanding as of
     March 28, 1997 and December 28,
     1996, respectively                            160             160
    Class B Common Stock, $.01 par value;
     4,200,000 shares authorized;
     4,107,355 issued and outstanding as
     of March 28, 1997 and December 28, 1996        41              41
    Additional paid-in-capital                  55,410          55,391
    Unearned compensation                         (324)           (363)
    Unrealized loss on investments in
     marketable securities                      (1,223)           (442)
    Unrealized gains (loss) on
     forward exchange contract                     (78)             31
    Retained earnings                           11,593          10,013
                                             ----------      ----------
      Total stockholders' equity                65,579          64,831
                                             ----------      ----------
      Total liabilities and
       stockholders' equity                  $ 101,437       $  96,553
                                             =========       ==========


        The accompanying notes are an integral part of the financial statements.

                THE BOSTON BEER COMPANY, INC.
             CONSOLIDATED STATEMENTS OF INCOME
                        (Unaudited)
           (in thousands, except per share data)

                                      For the Three Months Ended
                                      --------------------------

                                         March 29,       March 30,
                                           1997            1996
Sales                                   $   46,799       $   48,276
Less excise taxes                            4,944            5,147
                                        -----------      -----------
Net sales                                   41,855           43,129
Cost of sales                               21,907           21,865
                                        -----------      -----------
Gross profit                                19,948           21,264

Operating expenses:
Advertising, promotional and
  selling expenses                          14,558           14,029
General and administrative
  expenses                                   2,930            2,983
                                        -----------      -----------
   Total operating expenses                 17,488           17,012
                                        -----------      -----------
Operating income                             2,460            4,252

Other income (expense):
  Interest income                              451              498
  Interest expense                            (108)             (57)
  Other income, net                              7               (7)
                                        -----------      -----------
   Total other income                          350              434

Income before income taxes                   2,810            4,686
Provision for income taxes                   1,230            2,046
                                        -----------      -----------
Net income                              $    1,580       $    2,640
                                        ===========      ===========
Net income per common and
  common equivalent share               $     0.08       $    0.13
                                        ===========      ===========
Weighted average number of
  common and common equivalent shares       20,313          20,366
                                        ===========      ===========

The accompanying notes are an integral part of the financial statements.

                        THE BOSTON BEER COMPANY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)
                                                For the Quarter Ended
                                          -------------------------------
                                              March 29,      March 30,
                                                1997           1996
CASH FLOWS FOR OPERATING ACTIVITIES:
 Net income                                 $   1,580      $   2,640
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                   966            539
  Bad debt expense                                 39             19
  Stock option compensation expense                52             78
 Changes in assets & liabilities:
  Accounts receivable                          (2,996)        (8,402)
  Inventory                                    (1,252)        (3,428)
  Prepaid expenses                                (98)            58
  Other current assets                           (489)         1,393
  Other assets                                   (102)         1,262
  Accounts payable                             (5,410)         5,394
  Accrued expenses                               (325)          (939)
                                            ----------     ----------
     Total adjustments                         (9,615)        (4,026)
                                            ----------     ----------
     Net cash used by operating
       activities                              (8,035)        (1,386)
                                            ----------     ----------

CASH FLOWS FOR INVESTING ACTIVITIES:
 Acquisitions and purchases of fixed assets    (6,463)        (2,845)
 (Purchases) maturities of government
   securities                                    (390)          (427)
 Purchases of restricted investments             (625)          (614)
 Maturities of restricted investments             609            597
                                            ----------     ----------
     Net cash used in investing
       activities                              (6,869)        (3,289)

CASH FLOWS FROM FINANCING ACTIVITES:
 Proceeds from sale under stock
   purchase plan                                    5              -
 Net borrowings under line of credit            9,871            240
                                            ----------     ----------
     Net cash provided by financing
       activities                               9,876            240
                                            ----------     ----------

Net increase (decrease) in cash and
  cash equivalents                             (5,028)        (4,435)

Cash and cash equivalents at beginning
  of period                                     5,060          1,877
                                            ----------     ----------
Cash and cash equivalents at end of
  period                                    $      32      $  (2,558)
                                            ==========     ==========

Supplemental disclosure of cash flow
  information:
Interest paid                               $     112      $     113
Taxes paid                                  $     385      $     424

The accompanying notes are an integral part of the financial statements.

                 THE BOSTON BEER COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:
The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

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

Reclassifications
Beginning in 1996, certain expenses which were previously classified as general and administrative expenses were reclassified as advertising, promotional, and selling expenses. All prior period financial information has been reclassified to conform with this year's presentation. Certain other prior period amounts have also been reclassified to conform with the current year's presentation.


B.   SHORT TERM INVESTMENTS:
Short term investments include marketable equity securities having a cost of $4,286,000 and $4,286,000 and a market value of $3,062,500 and
$3,844,000 at March 29, 1997 and December 28, 1996, respectively. This resulted in an unrealized loss of $1,223,500 and $442,000 at March 29, 1997 and December 28, 1996, respectively. In addition, the Company has investments in U.S. Government securities having a cost of $32,473,000 and $32,082,000 at March 29, 1997 and December 28, 1996, respectively, which approximate fair value.


C.   INVENTORIES:
Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following  (in thousands):

                                        March 29,     December 28,
                                          1997            1996

Raw materials, principally hops        $  13,802       $  12,677
Work in process                              264               -
Finished goods                               188             325
                                      ------------    -----------
                                       $  14,254       $  13,002
                                      ============    ===========

                        THE BOSTON BEER COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)


D.   FINANCIAL INSTRUMENTS:

During the first quarter of 1997, the Company entered into several forward exchange contracts to reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments. The contract durations match the durations of the currency position. The future value of the contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The combined carrying amounts of the contracts and the combined unrealized losses recognized as a component of Stockholders' Equity totaled $5,300,925 and $77,679, respectively, at March 29, 1997. There were no realized gains or losses on the contracts in the three months ended March 29, 1997.

E.   ACQUISITION OF THE SCHOENLING BREWERY:

On March 1, 1997 the Company acquired all of the equipment and other brewery-related personal property from The Schoenling Brewing
Company located in Cincinnati, Ohio, and leased the real estate on which the brewery is situated. The Cincinnati facility brews alcoholic beverages for The Boston Beer Company, Inc. as well as contract-brews for several independent companies. The results of operations of The Schoenling Brewing Company (d.b.a. The Samuel Adams Brewery Company) are included in the accompanying financial statements since the date of acquisition. The acquisition is being accounted for under the purchase method of accounting. The total purchase price, subject to certain purchase price adjustments, is approximately $4,433,000. When finalized, the purchase price will be allocated to the assets acquired based on their fair market values. Any excess in costs of the net assets over the purchase price will be recorded as goodwill and will be amortized on a straight-line basis over the average estimated useful life of the assets acquired.

In addition, the Company has acquired an option to purchase the real estate on which the Schoenling brewery is located. As of March 29, 1997, the Company has paid approximately $1,700,000 for this option. This amount is included in fixed assets at March 29, 1997.


F.   DEBT

On March 21, 1997, the Company entered into a credit agreement to increase their existing $14,000,000 line of credit to $15,000,000 ("the $15,000,000 line") and to establish an additional $30,000,000 line of credit ("the $30,000,000 line"). On March 31, 1999, the $15,000,000 line expires and the balance outstanding under the $30,000,000 line converts to a term note. Principal payments on the term note are payable in twenty quarterly installments, with the final payment due at maturity, December 31, 2003. Through March 31, 1999, interest is payable quarterly on both the $15,000,000 and $30,000,000 lines at either the Prime Rate plus .50% or the applicable Adjusted Libor Rate plus .25%. After March 31, 1999, interest on the term note is payable quarterly at either the Prime Rate plus .50% or the applicable Adjusted Libor Rate plus .50%.

At March 29, 1997, $9,871,000 and $0 are outstanding under the $15,000,000 and $30,000,000 lines, respectively, at an interest rate of 8.5%. The Company must pay a commitment fee of .15% per annum on the unused portion of the total $45,000,000 commitment. Additionally, the Company is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income.

                    THE BOSTON BEER COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)


G.   RECENT ACCOUNTING STANDARDS:

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share" (SFAS 128), which modifies the way in which EPS is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS for financial statements issued for periods ending after December 15, 1997; the restatement of all prior period EPS data presented is also required upon adoption. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted.

The following table summarizes the Company's EPS and weighted-average common and common equivalent shares outstanding as reported and on a pro forma basis as calculated under SFAS 128. The pro forma results for the diluted calculation do not differ materially from the fully diluted calculation; therefore, no pro forma information for the diluted calculation has been presented.

                                          Three Months Ended
                           --------------------------------------------------
                                 March 29, 1997               March 30, 1996
                               -------------------        -------------------

                             As Reported    Pro forma      As Reported    Pro forma
                              Primary         Basic         Primary         Basic
                            ------------   ----------     -------------  ------------
EPS:
Net income per share         $  .08         $  .08          $ .13          $ .13

Weighted-average common
  and common equivalent
  shares outstanding (in
  thousands)                  20,313        20,133          20,366         19,861
                             =======        =======         =======        =======


                THE BOSTON BEER COMPANY, INC.

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


      The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 29, 1997 as compared to the three-month period ended March 30, 1996. It should be read in conjunction with the "Consolidated Financial Statements" of the Company and related "Notes to the Financial Statements" included in this Form 10-Q. On March 1, 1997, the Company acquired all of the equipment and other brewery-related personal property from The Schoenling Brewing Company, located in Cincinnati, Ohio and leased the real-estate on which the brewery is situated.


RESULTS OF OPERATIONS

Three Months Ended March 29, 1997 compared to Three Months Ended
  March 30, 1996.

      Sales volume increased by 2% from 276,000 barrels in the three months ended March 30, 1996 to 281,000 barrels in the three months ended March 29,1997. This increase was due to inclusion of 19,000 barrels, in 1997, from the Hudepohl-Schoenling brewery, which was acquired on March 1, 1997. Net sales decreased by 3% from $43,129,000 in the three month period ended March 30, 1996 to $41,855,000 in the three month period ended March 29, 1997. The net sales percentage decrease was primarily due to a shift in package mix (i.e. a higher percentage of kegs, which produce less revenue per barrel, versus cases than the Company has historically experienced). Towards the end of the quarter, the shift in package mix moved back toward the Company's normal package mix. It is probable that the sales volume during the second quarter of 1997 will be less than that of the second quarter of 1996.

      Gross profit decreased by 6% from $21,264,000 in the three months ended March 30, 1996 to $19,948,000 in the three months ended March
29, 1997. Cost of sales increased to 52% of net sales in the three months ended March 29, 1997 from 51% in the three months ended March 30, 1996. This increase was primarily due to increases in raw materials costs due to product mix (i.e. higher percent of Seasonal beers in the three months ended March 29, 1997 as compared to the three months ended March 30, 1996), obsolescence expense, and in depreciation (primarily due to the newly purchased Sankey kegs), partially offset by a decrease in certain packaging material costs.

      Advertising, promotional, and selling expenses in total increased by 4% from $14,029,000 in the three months ended March 30, 1996 to $14,558,000 in the three months ended March 29, 1997. This increase was primarily attributable to increased promotions, salaries and related personnel expenses due to additional sales force hires, partially offset by a rescheduling of certain point of sale programs, which may be a shift of expense to future quarters, and lower per case freight due to a shift in distribution patterns. As a percentage of net sales, total advertising, promotional, and selling expenses increased from 33% in the three months ended March 30, 1996 to 35% in the three months ended March 29, 1997.

      General and administrative expenses decreased by 2% from $2,983,000 in the three months ended March 30, 1996 to $2,930,000 in the three months ended March 29, 1997. This decrease was primarily due to decreases in consulting fees and R&D material charges, offset somewhat by an increase in depreciation, primarily reflecting leasehold expansion and improvements as well as an increase in insurance. As a percentage of net sales, general and administrative expenses remained stable at 7% for the three months ended March 30, 1996 and 7% for the three months ended March 29, 1997.

                    THE BOSTON BEER COMPANY, INC.


Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS  (Continued)

      Other income (expense) net, for the three months ended March
29, 1997, was $350,000, representing a decrease of $84,000 over other income (expense) net, for the three months ended March 30, 1996. The decrease in other income for the three months ended March 29, 1997 is due to a reduction in invested cash caused primarily by the purchase of the previously mentioned assets of The Schoenling Brewing Company as well as the interest expense related to the borrowings against the revolving line of credit, offset by the interest income earned on the remaining proceeds from the Company's November 1995 sales of shares of its Class A Common Stock.

      Net income decreased by 40% to $1,580,000 in the three months ended March 29, 1997 compared to $2,640,000 in the three months ended March 30, 1996. The combined effective tax rate increased to 43.8% in the three months ended March 29, 1997 compared to 43.7% in the three months ended March 30, 1996, due primarily to higher projected income levels for 1997. It is possible that these projected income levels may not be attained.


Liquidity and Capital Resources

     During the first quarter of 1997, the Company recorded net income of $1,580,000, while net cash used by operating activities was $8,035,000. This $9,615,000 difference is primarily due to increases in accounts receivable and inventory, and a reduction in accounts payable.

      During the first quarter of 1997, the Company used $6,869,000 in investing activities. This primarily reflects the addition of fixed assets of brewery and packaging equipment and the purchase of the equipment and other brewery-related personal property of The
Schoenling Brewery.

      During the first quarter of 1997, the Company borrowed against its revolving line of credit. As of March 29, 1997, net borrowings were $9,871,000.

      Effective on March 21, 1997, the Company negotiated an additional $1,000,000 on the existing $14,000,000 revolving line of credit, and secured an additional revolving line of credit of $30,000,000 which will convert to a term loan on March 31, 1999.

      The Company believes that working capital as of March 29, 1997 of $41,269,000 (of which 86% is in cash and equivalents and short term investments) in conjunction with existing lines of credit should be sufficient to meet the Company's operating, capital, and debt service requirements during the remainder of 1997.

Recent Accounting Standards Pronouncements

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which modifies the way in which EPS is calculated and dis-closed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS for financial statements issued for periods ending after December 15, 1997; the restatement of all prior period EPS data presented is also required upon adoption. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted.

                         THE BOSTON BEER COMPANY, INC.


Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Standards Pronouncements (continued)

       For the three months ended March 29, 1997, the as reported Primary and the pro forma Basic earnings per share were $.08 and $.08, and the weighted average common and common equivalent shares outstanding, in thousands, were 20,313 and 20,133, respectively.

      For the three months ended March 30, 1996, the as reported Primary and the pro forma Basic earnings per share were $.13 and $.13, and the weighted average common and common equivalent shares outstanding, in thousands, were 20,366 and 19,861, respectively.

      For both periods presented, the pro forma results for the diluted calculation do not differ materially from the fully diluted calculation; therefore, no pro forma information for the diluted calculation has been presented.

Forward-Looking Statements

      The above discussion includes forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in consumer preferences; general economic and business conditions; increasing competition in the craft-brewed beer industry; success of operating initiatives; possible future increases in operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; change in, or the failure to comply with, government regulations; and other factors.

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

          Exhibit No.                   Title

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

            10.5 Form of Employment Agreement between the Partner-ship and employees (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-96162).

            10.6 Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company's Form 10-K, filed on April 1, 1996).

            10.7 Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-96162).

                  THE BOSTON BEER COMPANY, INC.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K (continued)

          Exhibit No.                   Title

            10.8 Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company's Form 10-K, filed on April 1, 1996).

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

           +10.13 Second Amendment to Amended and Restated Agree-ment between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of
                            August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-96164).

           +10.14 Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement
                            No. 33-96164).

            10.15 Fourth Amendment to Amended and Restated Agree-ment between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of
                            April 7, 1995 (incorporated by reference to
                            Exhibit 10.16 to the Company's Registration
                            Statement No. 33-96162).

                     THE BOSTON BEER COMPANY, INC.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K (continued)

          Exhibit No.                   Title

           +10.16 Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc.(incorporated by reference to Exhibit 10.17 to the Company's Registration Statement
                            No. 33-96162).

            10.17 Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995).

            10.18 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit
                            10.17 to the Company's Registration Statement
                            No. 33-96164).

            10.19 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

           +10.20 Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

           +10.21 Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997
                            (incorporated by reference to the Company's
                            Form 10-K, filed on March 28, 1997).

           +10.22 Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

           *10.23 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997.

           *11              Schedule of Computation of Net Earnings Per Share.

            21.1 List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

                         THE BOSTON BEER COMPANY, INC.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K (continued)

          Exhibit No.                   Title


               *  Filed with this report.

                + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.



          (b)       Reports on Form 8-K.

                    Not Applicable.

                    THE BOSTON BEER COMPANY, INC.


                         EXHIBIT INDEX

          Exhibit Number       Description of Exhibits

            10.23 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997.

            11              Schedule of Computation of Net Earnings
                            Per Share.

SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                    THE BOSTON BEER COMPANY, INC.
                                (Registrant)




 Date:       May 12, 1997            By: /s/ C. JAMES KOCH
        --------------------             --------------------
                                           C. James Koch
                                           President, Chief Executive
                                           Officer, Clerk and Director
                                           (principal executive officer)




Date:         May 12, 1997            By: /s/ ALFRED W. ROSSOW, JR.
        --------------------              --------------------------
                                            Alfred W. Rossow, Jr.
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)
                                            Treasurer, and Director