Form 10-Q
period 1997-06-28
BOSTON BEER CO INC
filed 1997-08-11
CIK 949870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended      June 28, 1997

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from ..........to..........

                         Commission file number: 1-14092

                          THE BOSTON BEER COMPANY, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                   04-3284048
(State or other jurisdiction of incorporation                (I.R.S. Employer
     or organization)                                       Identification No.)

                   75 Arlington Street, Boston, Massachusetts
                    (Address of principal executive offices)
                                      02116
                                   (Zip Code)

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

                                    Yes X No

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

       Class A Common Stock, $.01 par value               16,310,179
       Class B Common Stock, $.01 par value                4,107,355
       (Title of each class)                            (Number of shares)

                          THE BOSTON BEER COMPANY, INC.
                                    FORM 10-Q

                                QUARTERLY REPORT
                                  JUNE 28, 1997

                                TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION                                        PAGE

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                  June 28, 1997 and December 28, 1996                   3

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended June 28, 1997 and
                  June 29, 1996                                         4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 28, 1997 and
                  June 29, 1996                                         5

                  Notes to Consolidated Financial Statements          6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      9-12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                    13

         Item 2.  Changes in Securities                                13

         Item 3.  Defaults Upon Senior Securities                      13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                  13-14

         Item 5.  Other Information                                    14

         Item 6.  Exhibits and Reports on Form 8-K                  14-42

SIGNATURES                                                             43

                          THE BOSTON BEER COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                June 28,          December 28,
                                                  1997                1996
                                          -----------------   -----------------

ASSETS
     Current Assets:

              Cash and cash equivalents             $-              $5,060
              Short term investments            36,322              35,926
              Accounts receivable               23,554              18,109
              Allowance for doubtful accounts   (1,992)             (1,930)
              Inventories                       16,192              13,002
              Prepaid expenses                   1,069                 674
              Deferred income taxes              2,968               2,968
              Other current assets               1,552               3,882
                                          -----------------   -----------------
                  Total current assets          79,665              77,691

              Restricted investments               627                 611
              Equipment and leasehold
               improvements, at cost            32,618              21,043
              Accumulated depreciation          (8,399)             (6,412)
              Deferred income taxes                151                 151
              Other assets                       3,403               3,469
                  Total assets                $108,065             $96,553
                                          =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
              Accounts payable                 $12,611             $17,783
              Line of credit                    13,061                   -
              Accrued expenses                  12,431              12,064
              Current maturities of
               long-term debt                    1,875                  75
                                          -----------------   -----------------
               Total current liabilities        39,978              29,922

    Long-term debt, less current maturities          -               1,800

              Commitments and Contingencies          -                   -
     Stockholders' Equity:

      Class A Common Stock, $.01 par value;
       20,300,000 shares authorized;  16,301,848
       and 15,972,058 issued and outstanding as
       of June 28, 1997 and December 28, 1996,
       respectively                                163                 160
      Class B Common Stock, $.01 par value;
       4,200,000 shares authorized; 4,107,355
       issued and outstanding as of June 28,
       1997 and December 28, 1996                   41                  41
      Additional paid-in-capital                56,013              55,391
      Unearned compensation                       (271)               (363)
      Unrealized loss on investments
       in marketable securities                   (850)               (442)
      Unrealized (loss) gain on forward
       exchange contract                           (37)                  31
      Retained earnings                          13,028              10,013
      Total stockholders' equity                 68,087              64,831
                                          -----------------   -----------------
      Total liabilities and
       stockholders' equity                    $108,065             $96,553
                                          =================   =================

     The accompanying notes are an integral part of the financial statements

                          THE BOSTON BEER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                           Three months ended
                                                      -----------------------------------------------------------------

                                                        June 28,        June 29,          June 28,          June 29,
                                                          1997            1996              1997              1996
                                                      ------------    -------------     -------------     -------------

Sales                                                      $57,158          $60,583          $103,957          $108,859
Less excise taxes                                            7,320            6,512            12,264            11,659
                                                      ------------    -------------     -------------     -------------
Net sales                                                   49,838           54,071            91,693            97,200
Cost of sales                                               24,671           27,065            46,578            48,930
                                                      ------------    -------------     -------------     -------------
Gross profit                                                25,167           27,006            45,115            48,270

Operating expenses:
Advertising, promotional and selling expenses               19,829           20,340            34,387            34,370
General and administrative expenses                          3,097            2,867             6,027             5,849
          Total operating expenses                          22,926           23,207            40,414            40,219
                                                      ------------    -------------     -------------     -------------
Operating income                                             2,241            3,799             4,701             8,051

Other income (expense):
Interest income                                                438              435               889               933
Interest expense                                             (249)             (68)             (357)             (125)
Other income (expense), net                                    115                3               122               (4)
                                                      ------------    -------------     -------------     -------------
          Total other income                                   304              370               654               804

Income before income taxes                                   2,545            4,169             5,355             8,855
Provision for income taxes                                   1,110            1,808             2,340             3,854
                                                      ------------    -------------     -------------     -------------
Net income                                                  $1,435           $2,361            $3,015            $5,001
                                                      ============    =============     =============     =============

Net income per common and
  common equivalent share                                    $0.07            $0.12             $0.15             $0.25
                                                      ============    =============     =============     =============

Weighted average number of common
  and common equivalent shares                              20,466           20,320            20,424            20,284
                                                      ============    =============     =============     =============


     The accompanying notes are an integral part of the financial statements

                          THE BOSTON BEER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Six months ended
                                                    June 28,           June 29,
                                                      1997               1996
                                                ------------       ------------
Cash flows from operating activities:
Net income                                          $3,015             $5,001

Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                1,886              1,144
        Bad debt expense                                83                544
        Stock option compensation expense              123                 75
        Changes in assets and liabilities:
        Accounts receivable                         (5,466)            (9,814)
        Inventory                                   (3,190)            (2,643)
        Prepaid expenses                              (395)              (617)
        Other current assets                           767              1,526
        Other assets                                    66                  7
        Accounts payable                            (5,172)              5,696
        Accrued expenses                               367              1,766
                                                ------------       ------------
Total adjustments                                  (10,931)            (2,316)
                                                ------------       ------------
Net cash (used in) provided by
 operating activities                               (7,916)              2,685
                                                ------------       ------------

Cash flows for investing activities:

        Purchases of fixed assets                  (10,012)            (4,892)
        Purchases of government securities            (802)                  -
        Purchases of restricted investments           (625)              (614)
        Proceeds from maturities of
          restricted investments                       609                597
                                                ------------       ------------
Net cash (used in) investing activities             (10,830)            (4,909)
                                                ------------       ------------

Cash flows from financing activities:
        Proceeds from exercise of management
          incentive options                             602                 97

        Proceeds from sale of common stock
          under stock purchase plan                      23                  -

        Net borrowings under line of credit          13,061                  -
                                                ------------       ------------
Net cash provided by financing activities            13,686                 97
                                                ------------       ------------
Net decrease in cash and cash equivalents            (5,060)            (2,127)
                                                ------------       ------------
Cash and cash equivalents at beginning of period      5,060             36,607
                                                ------------       ------------
Cash and cash equivalents at end of period               $-            $34,480
                                                ============       ============
Supplemental disclosure of cash flow information:
Interest paid                                          $295               $113
                                                ============       ============
Taxes paid                                           $4,535             $3,364
                                                ============       ============

     The accompanying notes are an integral part of the financial statements

                          THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing, marketing, and selling beer and ale products throughout the United States and select international markets. The accompanying consolidated financial position as of June 28, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 28, 1997 and June 29, 1996 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

Utilization of Estimates
To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. In particular, the Company records reserves for estimated product returns, for the valuation of inventory, and regarding the collectibility of accounts receivable. Actual results could differ from the estimates and assumptions used by management.

Reclassifications
Beginning in the fourth quarter of 1996, certain expenses which were previously classified as general and administrative expenses were reclassified as advertising, promotional, and selling expenses. All prior period financial information has been reclassified to conform with the current presentation. Certain other period amounts have also been reclassified to conform with the current year's presentation.

Management's Opinion
In the opinion of the management of the Company, the Company's unaudited consolidated financial position as of June 28, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 28, 1997 and June 29, 1996, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.


B.       SHORT TERM INVESTMENTS:

Short term investments include marketable equity securities having a cost of $4,288,000 and $4,286,000 and a market value of $3,438,000 and $3,844,000 at
June 28, 1997 and December 28, 1996, respectively. This resulted in an unrealized loss of $850,000 and $442,000 at the end of respective periods. In addition, the Company has investments in U.S. Government securities having a cost of $32,884,000 and $32,082,000 at June 28, 1997 and December 28, 1996,
respectively, which approximate fair value.

                          THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


C.       INVENTORIES:

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):


                                                June 28,          December 28,
                                                 1997                  1996
                                        ----------------      -----------------

Raw materials, principally hops               $14,464                $12,677
Work in process                                   995                      0
Finished goods                                    733                    325
                                        ----------------      -----------------
                                              $16,192                $13,002
                                        ================      =================

D.       FINANCIAL INSTRUMENTS:

During 1996 and 1997, the Company entered into several forward exchange contracts to reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments. The contract durations match the durations of the currency positions. The future value of the contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The combined carrying amounts of the contracts totaled $1,059,500 at June 28, 1997. There were no realized gains or losses on the contracts in the six months ended June 28, 1997.


E.   DEBT

On March 21, 1997, the Company entered into a credit agreement to increase its existing $14,000,000 line of credit to $15,000,000 ("the $15,000,000 line") and to establish an additional $30,000,000 line of credit ("the $30,000,000 line"). On March 31, 1999, the $15,000,000 line expires and the balance outstanding under the $30,000,000 line converts to a term note. Principal payments on the term note are payable in twenty quarterly installments, with the final payment due at maturity, December 31, 2003. Through March 31, 1999, interest is payable quarterly on both the $15,000,000 and $30,000,000 lines at either the Prime Rate or the applicable Adjusted Libor Rate plus .50%. After March 31, 1999, interest on the term note is payable quarterly at either the Prime Rate or the applicable Adjusted Libor Rate plus .75%.


At June 28, 1997, $13,061,000 and $0 are outstanding under the $15,000,000 and $30,000,000 lines, respectively, at an interest rate of 7.35%. The Company must pay a commitment fee of .15% per annum on the average daily unused portion of the total $45,000,000 commitment. Additionally, the Company is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income.

The Company paid the remaining $1,875,000 owed under the MIFA loan as of July 15, 1997, at the prepayment penalty rate, 103% of the outstanding balance net of unused loan proceeds.

                          THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


F.   RECENT ACCOUNTING STANDARDS:

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information and increase comparability of per share data on an international basis. SFAS 129 requires the disclosure of certain information about an entity's capital structure which would include a brief discussion of rights and privileges for securities outstanding. These standards will be effective for financial statements periods ending after December 15, 1997.

The Company has reviewed the adoption and impact of SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure", but does not expect either recent accounting standard to have a material impact on the Company's results of operations or its financial position.

                          THE BOSTON BEER COMPANY, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 28, 1997 as compared to the three and six-month periods ended June 29, 1996. It should be read in conjunction with the "Consolidated Financial Statements" of the Company and related "Notes to the Financial Statements" included in this Form 10-Q. On March 1, 1997, the Company acquired all of the equipment and other brewery related personal property of an independent brewing company located in Cincinnati, Ohio. Brewery operations are currently managed by the Samuel Adams Brewery Company, Ltd., a wholly owned affiliate of the Company. The results of operations of the Samuel Adams Brewery Company, Ltd. are included in the accompanying consolidated financial statements since the date of acquisition.


RESULTS OF OPERATIONS

Three Months Ended June 28, 1997 compared to Three Months Ended June 29, 1996

Sales volume increased by 13.5% from 341,000 barrels in the three months ended June 29, 1996 to 387,000 barrels in the three months ended June 28,1997. This increase was due to the inclusion of 72,000 barrels, in 1997, from the Samuel Adams Brewery Company, Ltd. Despite the increase in sales volume, net sales decreased by 7.8% from $54,071,000 in the three month period ended June 29, 1996 to $49,838,000 in the three month period ended June 28, 1997. Net sales decreased primarily due to the operation of Samuel Adams Brewery Company, Ltd. which produces Boston Beer Company brand products and other products under contract. The Samuel Adams Brewery Company, Ltd. contract-brewed products sell on average at approximately one third the price of other Company products. In addition, there has been a continuing shift in the core (branded products) package mix to a higher percent of kegs versus cases and to certain lower priced packages. Consistent with beverage industry performance standards, kegs produce less revenue per barrel than cases due to packaging considerations which are reflected in the price.

Gross profit decreased by 6.8% from $27,006,000 in the three months ended June 29, 1996 to $25,167,000 in the three months ended June 28, 1997. Cost of sales decreased to 49.5% of net sales in the three months ended June 28, 1997 from
50.1 % in the three months ended June 29, 1996. However, both cost of sales and gross profit decreased due to Samuel Adams Brewery Company, Ltd. contract-brewed products which cost on average approximately one half the cost of Boston Beer Company branded products, but in conjunction with the low selling price contribute less to gross profit. In addition, total shipments in the core business included a greater percentage of kegs than cases during the three months ended June 28, 1997 compared to the three months ended June 29, 1996, which resulted in decreased packaging material costs for the current period. This decrease did not offset the lower selling price for kegs.

Advertising, promotional, and selling expenses in total decreased by 2.5% from $20,340,000 in the three months ended June 29, 1996 to $19,829,000 in the three months ended June 28, 1997. This decrease was primarily attributable to a decrease in freight resulting from a planned shift in distribution patterns, and a decrease in advertising expenditures. Partially offsetting these decreases were increases in sales salaries and related sales personnel and travel expenses. As a percentage of net sales, total advertising, promotional, and selling expenses increased from 37.6% in the three months ended June 29, 1996 to 39.8% in the three months ended June 28, 1997.

General and administrative expenses increased by 8.0% from $2,867,000 in the three months ended June 29, 1996 to $3,097,000 in the three months ended June 28, 1997. This increase was primarily due to an increase in consulting expense, insurance related charges, salary and personnel expenses, and depreciation, which reflects an increase in leasehold improvements and expansion. Partially offsetting these increases were cost savings in printing and development of the annual report, and reductions in legal and bad debt expense. As a percentage of net sales, general and administrative expenses increased from 5.3% for the three months ended June 29, 1996 to 6.2% for the three months ended June 28, 1997.

Other income (expense) net, for the three months ended June 28, 1997, was $304,000, representing a decrease of $66,000 over other income (expense) net, for the three months ended June 29, 1996. The decrease is due to a reduction in invested cash, caused primarily by the purchase of the certain brewery assets in Cincinnati, Ohio, and increased interest expense related to the borrowings under the revolving line of credit.

Net income decreased by 39.2% to $1,435,000 in the three months ended June 28, 1997 compared to $2,361,000 in the three months ended June 29, 1996. The combined effective tax rate increased to 43.6% in the three months ended June 28, 1997 compared to 43.4% in the three months ended June 29, 1996, due primarily to higher projected income levels for 1997. It is probable that these projected income levels will not be attained.

 Six Months Ended June 28, 1997 compared to Six Months Ended June 29, 1996

Sales volume increased by 8.3% from 617,000 barrels in the first six months of 1996 to 668,000 barrels in the first six months of 1997. This increase was due to inclusion of 91,000 barrels, in 1997, produced by the Samuel Adams Brewery Company, Ltd., beginning March 1, 1997. Net sales decreased by 5.7% from $97,200,000 in first six months of 1996 to $91,693,000 in the first six months of 1997. Sales of the Samuel Adams Brewery Company, Ltd. were made at prices which average approximately one third of other Company products. Additionally, the continuing shift in the core business package mix towards kegs and certain lower priced packages contributed to the inability of sales dollars to grow at the same rate as physical sales volume.

Gross profit decreased by 6.5% from $48,270,000 in the first six months of 1996 to $45,115,000 in the first six months of 1997. Cost of sales increased to 50.8% of net sales in the first six months of 1997 from 50.3% of net sales in the first six months of 1996. This increase in cost of sales as a percent of sales was principally due to the addition of the Samuel Adams Brewery
Company, Ltd. whose contract-brewed products cost on average approximately one half the cost of other Boston Beer Company products. However, it sells the contract-brewed products at a price on average approximately one third that of the Boston Beer products. Accordingly, the impact of the Samuel Adams Brewery Company, Ltd. operating in four of the six months presented resulted in the increase in cost of sales as a percent of net sales and the decrease in gross profit as a percent of net sales.

Advertising, promotional, and selling expenses in total increased from $34,370,000 in the first six months of 1996 to $34,387,000 in the first six months of 1997. This increase was primarily attributable to increased costs of promotional materials, packaging redesign, new ventures and sales salaries and related employee benefits, partially offset by a volume-driven decrease in freight, and lower purchases of point of sales material. As a percentage of net sales, total advertising, promotional, and selling expenses increased from 35.4% in the first six months of 1996 to 37.5% in the first six months of 1997.

General and administrative expenses increased by 3.0% from $5,849,000 in the first six months of 1996 to $6,027,000 in the first six months of 1997. This increase was primarily due to by increased salaries and related employee expenses, in insurance and rent, partially offset by decreases in bad debt expense, research and development, printing and preparing the annual report and professional service fees. As a percentage of net sales, general and administrative expenses increased from 6.0% in the first six months of 1996 to 6.6% in the first six months of 1997.

Other income (expense) net, decreased to $654,000 in the first six months of 1997 compared to $804,000 for the first six months of 1996. The net decrease is due primarily to an increase in interest expense due to increased borrowings against the revolving line of credit and lower levels of interest income.

Net income decreased by 39.7% to $3,015,000 in the first six months of 1997 compared to $5,001,000 in the first six months of 1996. Income taxes decreased by $1,514,000. The combined effective tax rate increased to 43.7% in the first six months of 1997 compared to 43.5% in the first six months of 1996, due primarily to higher projected income levels for 1997. It is probable that these projected income levels will not be attained.


Liquidity and Capital Resources

During the first six months of 1997, the Company recorded net income of $3,015,000, while net cash used by operating activities was $7,916,000. This $10,931,000 difference is primarily due to increases in accounts receivable, inventory, and a reduction in accounts payable which was offset by a decrease in other current assets.

During the first six months of 1997, the Company used $10,830,000 in investing activities. This primarily reflects the purchase of fixed assets, packaging equipment and other brewery-related personal property from an independent brewing company in Cincinnati, Ohio.

During the first six months of 1997, the Company generated $13,686,000 by financing activities which primarily reflects amounts borrowed against the Company's revolving line of credit. As of June 28, 1997, net borrowings were $13,061,000.

The Company's management believes that working capital as of June 28, 1997 of $39,687,000 (of which 91.5% is in cash and equivalents and short term investments) in conjunction with existing lines of credit should be sufficient to meet the Company's operating, capital, and debt service requirements through the next twelve months.


Recent Accounting Standards

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information and increase comparability of per share data on an international basis. SFAS 129 requires the disclosure of certain information about an entity's capital structure which would include a brief discussion of rights and privileges for securities outstanding. These standards will be effective for financial statements periods ending after December 15, 1997.

The Company has reviewed the adoption and impact of SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure", but does not expect either recent accounting standard to have a material impact on the Company's results of operations or its financial position.

Safe Harbor for Forward-Looking Statements

This Form 10-Q filing contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Factors which may cause actual future results to differ from forward-looking statements include, among others, the following: changes in consumer preferences; general economic and business conditions; increasing competition in the craft-brewed beer industry; success of operating initiatives; possible future increases in operating costs; advertising and promotional efforts; changes in brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; change in, or the failure to comply with, government regulations; and other factors.

                          THE BOSTON BEER COMPANY, INC.


PART II.              OTHER INFORMATION

     Item 1.          LEGAL PROCEEDINGS
                      In the second quarter of 1997, Boston Brewing Company, Inc. ("Boston Brewing"), an affiliate of both Boston Beer Company Limited Partnership and The Boston Beer Company, Inc., settled an action filed against it by a distributor, Premier Worldwide Beers PLC ("Premier"), such action having been filed in a court in England in early 1996. Premier's action contained a claim to damages for alleged breach of a Distributorship Agreement between Boston Brewing and Premier. The action has been settled and leaves Boston Brewing exposed to no additional liability.

                      The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

     Item 2.          CHANGES IN SECURITIES

                      Not Applicable

     Item 3.          DEFAULTS UPON SENIOR SECURITIES

                      Not Applicable

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The Boston Beer Company, Inc. held its annual meeting of stockholders on June 3, 1997.
                      The following items were voted upon at that time.

                      On June 3, 1997, the holders of the Class A Common Stock ($.01 par value) approved the following:

                      "RESOLVED:That Pearson C. Cummin, III and James C. Kautz be and they hereby are elected Class A Directors of the Corporation, to serve for a term of one year ending on the date of the 1998 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

                      The results of the vote were, as follows:

                      Election of Class A Directors:

                                                 No. of Shares    No. of Shares
                                                 Voted "For"      Withheld

                      Pearson C. Cummin, III     14,681,258          63,655
                      James C. Kautz             14,679,724           65,189

                      Mr. C. James Koch, as the sole holder of the Corporation's Class B Common Stock, voted on the election of five (5) Class B Directors: C. James Koch, Alfred W. Rossow,Jr., Rhonda Kallman, Charles Joseph Koch and John
                      B. Wing:

                      "RESOLVED: That C. James Koch, Alfred W. Rossow, Jr., Rhonda L. Kallman, Charles Joseph Koch and John B. Wing be, and they hereby are, elected Class B Directors of the Corporation, to serve for a term of one year ending on the date of the 1998 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

                      The results of the vote were, as follows:

                      Election of Class B Directors

                                                 No. of Shares   No. of Shares
                                                 Voted "For"     Withheld

                      C. James Koch              4,107,355           0
                      Alfred W. Rossow, Jr.      4,107,355           0
                      Rhonda L. Kallman          4,107,355           0
                      Charles Joseph Koch        4,107,355           0
                      John B. Wing               4,107,355           0

     Item 5.          OTHER INFORMATION

                      Not Applicable

     Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)              Exhibits:

                                  Exhibit Index

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

     +10.11 Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company'sRegistration Statement No. 33-96164).

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

     +10.14 Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit
                  10.14 to the Company's Registration Statement No. 33-96164).

     10.15 Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 incorporated by reference to Exhibit
                  10.16 to the Company's Registration  Statement No. 33-96162).

     10.7 Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-96162).

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

     +10.22 Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company , dated May 22, 1996 (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

     10.23 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company's Form 10-Q, filed on May 12, 1997).

     +10.24 Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997.

     *11          Schedule of Computation of Net Earnings Per Share.

     21.1         List of subsidiaries of The Boston Beer Company, Inc.
                  (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

     *27          Financial Data Schedule (electronic filing only)

                  *   Filed with this report.
                  + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.


         (b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 29, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE BOSTON BEER COMPANY, INC.
                                  (Registrant)




Date:  August 8, 1997             By:  /s/C. JAMES KOCH
                                       C. James Koch
                                       President, Chief Executive Officer,
                                       Clerk and Director (principal executive
                                       officer)


Date:  August 8, 1997             By:  /s/ALFRED W. ROSSOW, JR.
                                       Alfred W. Rossow, Jr.
                                       Executive Vice President,
                                       Chief Financial Officer (principal
                                       financial and accounting officer)
                                       Treasurer, and Director



Witness:                     BOSTON BREWING COMPANY LIMITED PARTNERSHIP
                             By:  Boston Beer Company, Inc., General Partner


                             By:
                                  C. James Koch, President

Witness:                     THE GENESEE BREWING COMPANY, INC.


                             By:
                                  John L. Wehle, Jr., Chairman
                                  and Chief Executive Officer