Form 10-Q
period 1997-09-27
BOSTON BEER CO INC
filed 1997-11-10
CIK 949870

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                     SEPTEMBER 27, 1997

OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                              Yes     X     No
                                     -----    ----
Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:

            CLASS A COMMON STOCK, $.01 PAR VALUE          16,338,274
            CLASS B COMMON STOCK, $.01 PAR VALUE           4,107,355
            (Title of each class)                  (Number of shares)

                         THE BOSTON BEER COMPANY, INC.
                                   FORM 10-Q

                                QUARTERLY REPORT
                               SEPTEMBER 27, 1997

                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                                     PAGE

            Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets
                     September 27, 1997 and December 28, 1996                           3

                     Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 27, 1997 and
                     September 28, 1996                                                 4

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 27, 1997 and
                     September 28, 1996                                                 5

                     Notes to Consolidated Financial Statements                       6-8

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   9-11

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                                 12

           Item 2.   Changes in Securities                                             12

           Item 3.   Defaults Upon Senior Securities                                   12

           Item 4.   Submission of Matters to a Vote of
                     Security Holders                                                  12

           Item 5.   Other Information                                                 12

           Item 6.   Exhibits and Reports on Form 8-K                               12-18

SIGNATURES                                                                             19


                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                                                           September 27,         December 28,
                                                                                1997                 1996
                                                                         ----------------     ----------------

ASSETS
     Current Assets:
            Cash and cash equivalents                                            $      -              $ 5,060
            Short term investments                                                 35,735               35,926
            Accounts receivable                                                    21,366               18,109
            Allowance for doubtful accounts                                        (1,952)              (1,930)
            Inventories                                                            16,535               13,002
            Prepaid expenses                                                          468                  674
            Deferred income taxes                                                   2,990                2,968
            Other current assets                                                    1,213                3,882
                                                                         ----------------     ----------------
              Total current assets                                                 76,355               77,691

            Restricted investments                                                      -                  611
            Equipment and leasehold improvements, at cost                          37,648               21,043
            Accumulated depreciation                                               (9,544)              (6,412)
            Deferred income taxes                                                      87                  151
            Other assets                                                            2,967                3,469
                                                                         ----------------     ----------------
              Total assets                                                       $107,513              $96,553
                                                                         ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
            Accounts payable                                                     $  8,751              $17,783
            Line of credit                                                         14,275                    -
            Accrued expenses                                                       14,083               12,064
            Current maturities of long-term debt                                        -                   75
                                                                         ----------------     ----------------
              Total current liabilities                                            37,109               29,922

    Long-term debt, less current maturities                                             -                1,800
            Commitments and Contingencies                                               -                    -
     Stockholders' Equity:
            Class A Common Stock, $.01 par value;
             20,300,000 shares authorized; 16,335,073 and 15,972,058
             issued and outstanding as of September 27 1997 and
             December 28, 1996, respectively                                          163                  160
            Class B Common Stock, $.01 par value;
             4,200,000 shares authorized; 4,107,355
             issued and outstanding as of September 27, 1997
             and December 28, 1996                                                     41                   41
            Additional paid-in-capital                                             56,010               55,391
            Unearned compensation                                                    (218)                (363)
            Unrealized loss on investments in marketable securities                (1,868)                (442)
            Unrealized (loss) gain on forward exchange contract                         -                   31
            Retained earnings                                                      16,276               10,013
                                                                         ----------------     ----------------
               Total stockholders' equity                                          70,404               64,831
                                                                         ----------------     ----------------
               Total liabilities and stockholders' equity                        $107,513              $96,553
                                                                         ================     ================

    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                            Three months ended                          Nine months ended
                                               ------------------------------------------  ----------------------------------------
                                                   September 27,          September 28,        September 27,         September 28,
                                                        1997                   1996                1997                  1996
                                               -------------------    -------------------  ------------------    ------------------

Sales                                                      $55,664                $51,598            $159,621              $160,457
Less excise taxes                                            7,047                  5,486              19,311                17,145
                                               -------------------    -------------------  ------------------    ------------------
Net sales                                                   48,617                 46,112             140,310               143,312
Cost of sales                                               22,000                 22,901              68,578                71,831
                                               -------------------    -------------------  ------------------    ------------------
Gross profit                                                26,617                 23,211              71,732                71,481

Operating expenses:
Advertising, promotional and selling expenses               17,415                 17,118              51,802                51,488
General and administrative expenses                          3,190                  2,402               9,217                 8,251
                                               -------------------    -------------------  ------------------    ------------------
          Total operating expenses                          20,605                 19,520              61,019                59,739
                                               -------------------    -------------------  ------------------    ------------------
Operating income                                             6,012                  3,691              10,713                11,742

Other income (expense):
Interest income                                                451                    522               1,340                 1,455
Interest expense                                              (183)                   (57)               (540)                 (182)
Other income (expense), net                                   (511)                   (28)               (389)                  (32)
                                               -------------------    -------------------  ------------------    ------------------
          Total other income                                  (243)                   437                 411                 1,241

Income before income taxes                                   5,769                  4,128              11,124                12,983
Provision for income taxes                                   2,521                  1,832               4,861                 5,686
                                               -------------------    -------------------  ------------------    ------------------
Net income                                                 $ 3,248                $ 2,296            $  6,263              $  7,297
                                               ===================    ===================  ==================    ==================

Net income per common and
  common equivalent share                                    $0.16                  $0.11               $0.31                 $0.36
                                               ===================    ===================  ==================    ==================

Weighted average number of common
  and common equivalent shares                              20,509                 20,427              20,453                20,397
                                               ===================    ===================  ==================    ==================


    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                     Nine months ended
                                                                                           September 27,            September 28,
                                                                                                1997                    1996
                                                                                       -------------------      ------------------

Cash flows from operating activities:
Net income                                                                                        $  6,263                $  7,297
Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                                3,029                   1,874
        Deferred Income taxes                                                                           42                       -
        Bad debt expense                                                                               118                     670
        Stock option compensation expense                                                              185                     132
        Changes in assets and liabilities:
        Accounts receivable                                                                         (3,353)                 (5,091)
        Inventory                                                                                   (3,533)                 (4,982)
        Prepaid expenses                                                                               206                    (202)
        Other current assets                                                                         1,106                     354
        Other assets                                                                                   502                     169
        Accounts payable                                                                            (9,032)                  7,635
        Accrued expenses                                                                             2,019                     569
                                                                                       -------------------      ------------------
Total adjustments                                                                                  ( 8,711)                  1,128
                                                                                       -------------------      ------------------

Net cash (used in) provided by operating activities                                                 (2,448)                  8,425
                                                                                       -------------------      ------------------

Cash flows for investing activities:
        Purchases of fixed assets                                                                  (15,042)                 (8,549)
        Purchases of marketable securities                                                               -                  (4,286)
        Purchases of government securities                                                          (1,232)                  1,048
        Purchases of restricted investments                                                           (625)                  1,213
        Proceeds from maturities of restricted investments                                           1,236                  (1,222)
                                                                                       -------------------      ------------------
Net cash (used in) investing activities                                                            (15,663)                (11,796)
                                                                                       -------------------      ------------------

Cash flows from financing activities:
        Proceeds from exercise of management incentive options                                         628                     493
        Proceeds from sale of common stock under stock purchase plan                                    23                       -
        Principal payments on long-term debt                                                        (1,875)                    (75)
        Net borrowings under lines of credit                                                        14,275                   1,076
                                                                                       -------------------      ------------------
Net cash provided by financing activities                                                           13,051                   1,494
                                                                                       -------------------      ------------------

Net decrease in cash and cash equivalents                                                           (5,060)                 (1,877)

Cash and cash equivalents at beginning of period                                                     5,060                   1,877
                                                                                       -------------------      ------------------

Cash and cash equivalents at end of period                                                        $      -                $      -
                                                                                       ===================      ==================

Supplemental disclosure of cash flow information:

Interest paid                                                                                     $    391                $    224
                                                                                       ===================      ==================
Taxes paid                                                                                        $  5,471                $  4,708
                                                                                       ===================      ==================


    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION:

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing, marketing, and selling beer and ale products throughout the United States and select international markets. The accompanying consolidated financial position as of September 27, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 27, 1997 and September 28, 1996 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

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

MANAGEMENT'S OPINION

In the opinion of the management of the Company, the Company's unaudited consolidated financial position as of September 27, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 27, 1997 and September 28, 1996, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.


B.  SHORT TERM INVESTMENTS:

Short term investments include marketable equity securities having a cost of $4,289,000 and $4,286,000 and a market value of $2,421,000 and $3,844,000 at
September 27, 1997 and December 28, 1996, respectively. This resulted in an unrealized loss of $1,868,000 and $442,000 at the end of the respective periods. In addition, the Company has investments in U.S. Government securities having a cost of $33,314,000 and $32,082,000 at September 27, 1997 and December 28, 1996,
respectively, which approximate fair value.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


C.   INVENTORIES:

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                              September 27,         December 28,
                                                  1997                  1996
                                             ---------------      ----------------

Raw materials, principally hops                      $13,935               $12,677
Work in process                                          841                     0
Finished goods                                         1,759                   325
                                             ---------------      ----------------

                                                     $16,535               $13,002
                                             ===============      ================

D.    FINANCIAL INSTRUMENTS:

During 1996 and 1997, the Company entered into several forward exchange contracts to reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments. The duration of the contracts match the duration of the currency positions. The future value of the contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. There were no material gains or losses on the contracts in the nine months ended September 27, 1997. It is the intention of the Company to enter into such foreign exchange contracts periodically.


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

As of September 27, 1997, $4,274,864 and $10,000,000 are outstanding under the $15,000,000 and $30,000,000 lines, respectively, at an average interest rate for the quarter of 6.54%. The Company must pay a commitment fee of .15% per annum on the average daily unused portion of the total $45,000,000 commitment. Additionally, the Company is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


F.   RECENT ACCOUNTING STANDARDS:

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information and increase comparability of per share data on an international basis. SFAS 129 requires the disclosure of certain information about an entity's capital structure which would include a brief discussion of rights and privileges for securities outstanding. These standards will be effective for financial statement periods ending after December 15, 1997.

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

                         THE BOSTON BEER COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 27, 1997 as compared to the three and nine-month periods ended September 28, 1996. It should be read in conjunction with the "Consolidated Financial Statements" of the Company and related "Notes to the Financial Statements" included in this Form 10-Q. On March 1, 1997, the Company acquired all of the equipment and other brewery related personal property of an independent brewing company located in Cincinnati, Ohio. This Cincinnati Brewery is currently managed by the Samuel Adams Brewery Company, Ltd., a wholly owned affiliate of the Company. The results of operations of the Samuel Adams Brewery Company, Ltd. are included in the accompanying consolidated financial statements since the date of acquisition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

Sales volume increased by 21.4% from 294,000 barrels in the three months ended September 28, 1996 to 357,000 barrels in the three months ended September 27, 1997. This increase was due primarily to the inclusion of 53,000 barrels in 1997 of non-company products, produced and sold by the Samuel Adams Brewery
Company, Ltd. beginning  March 1, 1997.   Net sales increased by 5.4% from
$46,112,000 in the three month period ended September 28, 1996 to $48,617,000 in the three month period ended September 27, 1997. Net sales increased primarily due to the increased volume for Boston Beer Company's branded products, and to a lesser extent, the inclusion of sales to others by the Samuel Adams Brewery Company, Ltd. as well as the implementation of selected price increases to the company's wholesalers. Net sales were also positively impacted by the reclassification of all royalties earned year to date from other income to revenue.

Gross profit increased by 14.7% from $23,211,000 in the three months ended September 28, 1996 to $26,617,000 in the three months ended September 27, 1997. Cost of sales decreased from 49.7% of net sales in the three months ended September 28, 1996 to 45.3% in the three months ended September 27, 1997. This decrease is primarily due to favorable raw material and packaging costs as well as a decrease in certain other costs, such as net deposits and benefits from reused returnable glass. No inferences should be drawn from the reduction in cost of sales for the quarter.

Advertising, promotional, and selling expenses in total increased by 1.7% from $17,118,000 in the three months ended September 28, 1996 to $17,415,000 in the three months ended September 27, 1997. This increase was primarily attributable to an increase in sales salaries and related benefit expenses, and an increase in promotional spending. Partially offsetting these increases were decreases in advertising and travel expenses. As a percentage of net sales, total advertising, promotional, and selling expenses decreased from 37.1% in the three months ended September 28, 1996 to 35.8% in the three months ended September 27, 1997.

General and administrative expenses increased by 32.8% from $2,402,000 in the three months ended September 28, 1996 to $3,190,000 in the three months ended September 27, 1997. This increase is primarily due to the inclusion of the Samuel Adams Brewery Company, Ltd. which is not reflected in our 1996 numbers. As a percentage of net sales, general and administrative expenses increased from 5.2% for the three months ended September 28, 1996 to 6.6% for the three months ended September 27, 1997.

Other income (expense) net, for the three months ended September 27, 1997, was ($243,000), representing a decrease of $680,000 vs other income net, for the three months ended September 28, 1996. The decrease is due to a charge for the repurchase of certain overseas distribution rights, the reclassification of all royalties earned year to date to revenue and an increase in interest expense due to increased borrowings against the revolving line of credit.

                         THE BOSTON BEER COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income increased by 41.5% to $3,248,000 in the three months ended September 27, 1997 compared to $2,296,000 in the three months ended September 28, 1996. The combined effective tax rate decreased to 43.7% in the three months ended September 27, 1997 compared to 44.4% in the three months ended September 28, 1996, due primarily to a lower projected income level for 1997.

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

Sales volume increased by 12.3% from 913,000 barrels in the first nine months of 1996 to 1,025,000 barrels in the first nine months of 1997. This increase in 1997, was due to the inclusion of 144,000 barrels of non-company products produced and sold by the Samuel Adams Brewery Company, Ltd., beginning March 1, 1997. Despite this, net sales decreased by 2.1% from $143,312,000 in the first nine months of 1996 to $140,310,000 in the first nine months of 1997, as sales of products produced by the Samuel Adams Brewery Company, Ltd. to others are made at prices much lower than those of other Company products.

Gross profit increased from $71,481,000 in the first nine months of 1996 to $71,732,000 in the first nine months of 1997. Cost of sales decreased to 48.9% of net sales in the first nine months of 1997 from 50.1% of net sales in the first nine months of 1996. This decrease in cost of sales as a percent of sales was primarily due to favorable raw material and packaging costs and a shift in the core business package mix towards kegs, which resulted in decreased packaging material costs.

Advertising, promotional, and selling expenses in total increased from $51,488,000 in the first nine months of 1996 to $51,802,000 in the first nine months of 1997. This increase was primarily attributable to increases in sales salaries and related personnel and travel expenses, and the costs of promotional materials, partially offset by lower purchases of point of sales material, and lower advertising spending. As a percentage of net sales, total advertising, promotional, and selling expenses increased from 35.9% in the first nine months of 1996 to 36.9% in the first nine months of 1997.

General and administrative expenses increased by 11.7% from $8,251,000 in the first nine months of 1996 to $9,217,000 in the first nine months of 1997. This increase is primarily due to the inclusion of the Samuel Adams Brewery Company, Ltd. which is not reflected in our 1996 numbers. As a percentage of net sales, general and administrative expenses increased from 5.8% in the first nine months of 1996 to 6.6% in the first nine months of 1997.

Other income (expense) net, decreased from $1,241,000 in the first nine months of 1996 to $411,000 for the first nine months of 1997. The net decrease is due primarily to a charge for the repurchase of certain overseas distribution rights and an increase in interest expense due to increased borrowings against the revolving line of credit.

Net income decreased by 14.2% to $6,263,000 in the first nine months of 1997 compared to $7,297,000 in the first nine months of 1996. Income taxes decreased by $825,000. The combined effective tax rate was 43.7% in the first nine months of 1997 compared to 43.8% in the first nine months of 1996.

                         THE BOSTON BEER COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company recorded net income of $6,263,000, and net cash used in operating activities was $2,448,000. This $8,711,000 is primarily due to increases in accounts receivable, inventory, and a reduction in accounts payable, and were offset by a decrease in other current assets and an increase in accrued expenses.

During the first nine months of 1997, the Company used $15,663,000 in investing activities. This primarily reflects the purchase of fixed assets, consisting of brewery and packaging equipment for the Cincinnati brewery and the addition of new sankey kegs.

During the first nine months of 1997, the Company generated $13,051,000 from financing activities which primarily reflects amounts borrowed against the Company's revolving lines of credit. As of September 27, 1997, net borrowings were $14,275,000. On July 15, 1997, the Company repaid the remaining $1,875,000 owed under the MIFA loan.

The Company's management believes that working capital as of September 27, 1997 of $39,246,000 (of which 91.1% is in cash and equivalents and short term investments), in conjunction with existing lines of credit, should be sufficient to meet the Company's operating, capital, and debt service requirements through the next twelve months.


RECENT ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information and increase comparability of per share data on an international basis. SFAS 129 requires the disclosure of certain information about an entity's capital structure which would include a brief discussion of rights and privileges for securities outstanding. These standards will be effective for financial statement periods ending after December 15, 1997.

The Company has reviewed the adoption and impact of SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure", and does not expect either recent accounting standard to have a material impact on the Company's results of operations or its financial position.


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

Factors which may cause actual future results to differ from forward-looking statements include, among others, the following: changes in consumer preferences; general economic and business conditions; increasing competition in the craft-brewed and high-end beer segments; success of operating initiatives; possible future increases in operating costs; advertising and promotional efforts; changes in brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; change in, or the failure to comply with, government regulations; and other factors.

                         THE BOSTON BEER COMPANY, INC.


PART II.          OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

         ITEM 2.  CHANGES IN SECURITIES

                  Not Applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

         ITEM 5.  OTHER INFORMATION

                  Not Applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                                 EXHIBIT INDEX

EXHIBIT NO.                         TITLE
----------                          -----

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

3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                             Statement No. 33-96162).

3.3                          Restated Articles of Organization of the Company
                             (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K filed on April 1, 1996).

3.4                          Amended and Restated By-Laws of the Company
                             (incorporated by reference to Exhibit 3.4 to the Company's Form 10-K filed on April 1, 1996).

4.1                          Form of Class A Common Stock Certificate
                             (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164).

                         THE BOSTON BEER COMPANY, INC.

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.                          TITLE
-----------                          -----

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


                         THE BOSTON BEER COMPANY, INC.

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           Exhibit Index (continued)



EXHIBIT NO.                         TITLE
----------                          -----

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



                         THE BOSTON BEER COMPANY, INC.

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           Exhibit Index (continued)

EXHIBIT NO.                             TITLE
-----------                             -----

    10.17                    Services Agreement and Fee Schedule of Mellon Bank,
                             N.A. Escrow Agent Services for The Boston Beer
                             Company, Inc. dated as of October 27,
                             1995.(incorporated by reference to the Company's
                             Registration Statement No. 33-96162.)

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

   +10.24                    Amended and Restated Agreement between Boston
                             Brewing Company, Inc. and the Genesee Brewing
                             Company, Inc. dated April 30, 1997 (incorporated by reference to the Company's Form 10-Q, filed on August 11, 1997).

   *11                       Schedule of Computation of Net Earnings Per Share.


                         THE BOSTON BEER COMPANY, INC.

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           Exhibit Index (continued)

EXHIBIT NO.                 TITLE
-----------                 -----

         21.1 List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

         *27    Financial Data Schedule (electronic filing only).

         *  Filed with this report.

         + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)             Reports on Form 8-K.

                The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 27, 1997.

                         THE BOSTON BEER COMPANY, INC.

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


Exhibit 11
----------
                                         STATEMENT REGARDING COMPUTATION OF NET EARNINGS PER SHARE
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                (UNAUDITED)


                                                                Three months ended                     Nine months ended
                                                         -----------------------------------   ------------------------------------
                                                             Sept 27,           Sept 28,            Sept 27,           Sept 28,
                                                               1997               1996                1997               1996
                                                         ---------------   -----------------   ----------------   -----------------

Weighted average number of common shares outstanding          20,427,036          20,051,470         20,289,222          19,963,466


Add: Common equivalent shares representing
   shares issuable upon conversion of stock
   options                                                        81,910             375,217            163,538             433,505


Weighted average number of common and common
   equivalent shares                                           20,508,946          20,426,687          20,452,760         20,396,971

                                                             ============        ============       ============        ============

Net Income                                                   $     3,249         $     2,296        $     6,263         $     7,297
                                                             ============        ============       ============        ============

Primary earnings per share                                   $      0.16         $      0.11        $      0.31         $      0.36
                                                             ============        ============       ============        ============

Fully diluted earnings per share                             $      0.16         $      0.11        $      0.31         $      0.36
                                                             ============        ============       ============        ============


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE BOSTON BEER COMPANY, INC.
                                 (Registrant)



         Date:  November 7, 1997          By:  /s/: C. JAMES KOCH
                ---------------                --------------------------------
                                                C. James Koch
                                                President, Chief Executive
                                                Officer, Clerk and Director
                                                (principal executive officer)



         Date:  November 7, 1997        By:    /s/: ALFRED W. ROSSOW, JR.
                ---------------                --------------------------------
                                               Alfred W. Rossow, Jr. Executive
                                               Vice President, Chief Financial
                                               Officer (principal financial and
                                               accounting officer) Treasurer and
                                               Director