Form 10-K
period 1997-12-27
BOSTON BEER CO INC
filed 1998-03-26
CIK 949870

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 27, 1997

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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
                             Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                         ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $122,449,913 (based on the closing price of the Company's Class A Common Stock on the New York Stock Exchange on March 13, 1998). All of the Registrant's Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 13, 1998 there were 16,362,036 shares outstanding of the Company's Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company's Class B Common Stock ($.01 par value).


                      DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be held on June 2, 1998 are incorporated by reference into Part III of this report.

                         THE BOSTON BEER COMPANY, INC.

                                    PART 1

Item 1.     Business

General

Boston Beer is the largest craft brewer in the United States and overall is the eighth largest brewer in the United States. In fiscal 1997, the Company sold 1,168,000 barrels of its proprietary products, which it believes to be more than the next five largest craft brewers combined.

In 1997, in addition to its flagship brand, Samuel Adams Boston Lager(R), the Company produced nineteen beers under the Boston Beer Company name: Boston Ale(R), Lightship(R), Cream Stout, Honey Porter, Scotch Ale, Double Bock, Triple Bock(R), Octoberfest, Winter Lager(R), Cherry Wheat, Summer Ale, Cranberry Lambic, Golden Pilsner, White Ale, Boston Cream(TM) and four beers brewed under the LongShot(R) label. The Company also produces beer and cider sold under the Oregon Original(TM) and Hardcore(R) brand names, respectively. The Company brews certain beers under contract at five breweries located in Pittsburgh, Pennsylvania, Lehigh Valley, Pennsylvania, Portland, Oregon, Rochester, New York, and Lake Oswego, Oregon. The Company also brews most of its brands at a brewery in Cincinnati, Ohio. The Company acquired the equipment and other brewery-related personal property associated with this brewery on March 1, 1997. It will acquire the real property on which the brewery is situated, once certain preconditions are met. The Company also brews beers for the local market at its Boston brewery.

Since its founding in 1984, the Company had operated as Boston Beer Company Limited Partnership, a Massachusetts limited partnership, including through its sole general partner Boston Brewing Company, Inc., a Massachusetts corporation. Through a Recapitalization effected November 1995, The Boston Beer Company, Inc., a Massachusetts corporation, became the parent corporation of Boston Beer Company Limited Partnership and Boston Brewing Company, Inc. As a result of the Recapitalization, all of the ownership interests in Boston Beer Company Limited Partnership are owned, directly or indirectly, by The Boston Beer Company, Inc.

The Company's principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.

Industry Background

The Company actively participates in the Better Beer segment of the beer industry. Along with imports and other craft beers, the Company's beers are viewed as a more flavorful, higher priced and more intriguing alternative to the regular domestic beers which make up some 90% of U.S. beer consumption. This Better Beer segment includes craft beers and the bulk of imports, (excluding imported beer volume sold at regular domestic prices primarily along the Canadian and Mexican border). The Better Beer segment is approximately 8% of U.S beer consumption and has been growing at approximately 5-10% compounded for twenty years. The Company is the largest craft brewer in the U.S. and is the third largest brewer in the Better Beer segment of the U.S. brewing industry following only Corona and Heineken. The terms craft brewer and micro-brewer are often used interchangeably by consumers and within the industry to mean a small, independent brewer whose predominant product is brewed with only traditional brewing processes and ingredients. Craft brewers include contract brewers, small regional brewers, and brewpubs. Craft beers are full-flavored beers brewed by craft brewers with higher quality hops, malted barley, yeast, and water, and without adjuncts such as rice, corn, or stabilizers, and without water dilution used in beer for mass production and consumption. The Company estimates that in 1997, the craft brew segment accounted for approximately 5 million barrels. Over the five-year period ended December 31, 1997, craft beer shipments have grown at a compounded annual rate of approximately 31%, while total U.S. beer industry shipments have remained substantially level. It should be noted, however, that during 1997 craft beers grew at only an estimated 1%, while the growth of the overall Better Beer category continued in line with its historic trends.

The primary cause for the rapid growth of Better Beers is consumers' rediscovery of and demand for more traditional, full-flavored beers. Before Prohibition, the U.S. beer industry consisted of hundreds of small breweries that brewed such full-flavored beers. Since the end of Prohibition, U.S. brewers have shifted production to less flavorful, lighter beers, which use lower cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift toward these mass-produced beers has coincided with extreme consolidation in the beer industry. Today, three major brewers (Anheuser Busch, Inc., Miller Brewing Co., and Coors Brewing Co.) control approximately 85% of all U.S. beer shipments.

Per capita beer consumption in the U.S. has declined from its peak in the early 1980's. As consumers began to drink less beer, they focused their consumption on more flavorful or otherwise distinctive beers. Initially, this demand was met by imported beers from Holland, Germany, Canada, and Mexico. Beginning in the late 1980's, domestic craft brewers began selling heavier, more full-flavored beers, usually in small, local geographic markets, and often through their own brewpubs. When Samuel Adams Boston Lager(R) was first brewed in 1984, only a handful of craft breweries existed, few of which distributed outside their immediate geographical area. In response to increased consumer demand for more flavorful beers, the number of craft-brewed beers has increased dramatically. Currently there are more than 500 craft brewers plus approximately 800 brewpubs. In addition to the many independent brewers, the three major brewers have all entered this craft market, either through developing their own beers or by acquiring, in whole or part, or forming partnerships with existing craft brewers.

Business Strategy

The Company's business strategy is to become the leading brewer in the Better Beer market by creating and offering a wide variety of the highest quality full-flavored beers, while increasing sales through new product introductions and substantial trade and consumer awareness programs, supported by a large, well trained sales organization. This strategy is detailed below.

Quality Assurance

As of December 27, 1997 the Company employed ten brewmasters and retained a world recognized brewing authority as consulting brewmaster to monitor the Company's contract brewing operations and control production of its beers. Over 125 tests, tastings, and evaluations are typically required to ensure that each batch of Samuel Adams(R) beer conforms to the Company's standards. For Samuel Adams(R) products, the Company uses only higher quality hops grown in Europe. Its brewing department is supported by a quality control lab at the Company's brewery in Boston. In order to assure that its customers enjoy only the freshest beer, the Company includes a "freshness" date on every bottle of its Samuel Adams(R) and Oregon Original(TM) products. Boston Beer was among the first craft brewers to follow this practice.

Product Innovations

The Company is committed to developing new products in order to introduce beer drinkers to different styles of beer, promote the Samuel Adams(R) product line and to remain a leading innovator. These new products allow the Samuel Adams(R) drinker to try new styles of beer while remaining loyal to the Samuel Adams(R) brand. In 1997 the Samuel Adams(R) product line added two new styles, a seasonal product and a product sold exclusively in Massachusetts. The Company also introduced hard cider under the HardCore(TM) label. The Company continued to market its Oregon Original(TM) line through the Oregon Beer and Brewing Company. One additional beer was created during 1997 for the Company's venture, marketed under the Devil Mountain name, with Joseph E. Seagram & Sons, Inc. ("Seagram").

Brewing

The Company believes that its strategy of contract brewing, which utilizes the excess capacity of other breweries, gives the Company flexibility as well as quality and cost advantages over its competitors. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods, and
(ii) first rate quality control capabilities throughout brewing, fermentation, finishing, and packaging. Furthermore, by brewing in multiple locations, the Company can reduce its distribution costs and deliver fresher beer to its customers better than other craft brewers with broad distribution from a single brewery. While the Company currently plans to continue its contract-brewing strategy, it has, as discussed on page 2, acquired an existing brewery in Cincinnati in order to increase its brewing options by way of smaller brew streams and greater brewing flexibility among other reasons and will periodically evaluate the economics involved with acquiring other breweries.

In addition to the Company's breweries in Boston and Cincinnati, the Company currently has relationships with four brewers regarding production of its Samuel Adams(R) and Oregon Original(TM) lines of beers in the U.S., each of which is described in greater detail below. The Company believes that its breweries and its contract brewers have capacity to brew annually approximately one and one half times as much of the Company's beer as the Company sold during fiscal 1997.

The Company continues to brew its Samuel Adams Boston Lager(R) at each of its brewing sites but does not brew all of its other products at each site. Therefore, at any particular time, the Company may be relying on only one supplier for its products other than Samuel Adams Boston Lager(R).

In the event of a labor dispute, governmental action or other events that cause any of the Company's contract breweries to be unable to produce the Company's beer, the Company believes it would be able to increase production at its other contract breweries so as to meet demand for its beer. In such event, however, the Company may experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company's results of operations.

Pittsburgh Brewing Company. Pittsburgh Brewing's facilities were used to brew approximately 10% and 22% of the Company's total beer production in 1997 and 1996, respectively. The Company's agreement with Pittsburgh Brewing expires in February 1999, subject to termination by the Company, upon thirty days advance notice, if there is a proposed change in control or sale of the assets of Pittsburgh Brewing. The Company is charged a per unit rate for brewing, fermenting, and packaging, as well as the cost of raw materials. Pittsburgh Brewing has the right of first refusal for all beer requirements for the Samuel Adams(R) family of beers for a specified region if it has the ability to meet the quality standards of the Company and is financially sound. Pittsburgh Brewing is required to maintain product liability insurance coverage for products produced for the Company and has agreed to indemnify the Company and its affiliates for certain losses incurred in connection with the manufacturing or packaging of its products.

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

The Stroh Brewery Company. In January 1997, the Company entered into an amended and restated brewing contract ("Production Agreement") with Stroh related to the production of Samuel Adams(R) beer products at Stroh's Allentown (Lehigh Valley), Pennsylvania, and Portland, Oregon breweries (the "Stroh Breweries"). At the same time, the Company and Stroh also executed a letter agreement setting forth the terms on which the Company may elect to make an investment to facilitate certain expansion efforts at the Lehigh Valley Brewery ("Letter Agreement"). Both the Production Agreement and Letter Agreement have been subsequently amended on various dates in 1997 and 1998. If the Company does not make the proposed investment, the contract will expire on September 14, 1998. Production from the Stroh Breweries represented approximately 50% and 57% of the Company's total beer production in 1997 and 1996, respectively.

Under the amended brewing contract, Stroh has committed access to certain minimum capacity at the Stroh facilities for the Company to brew its Samuel Adams(R) and Oregon Original(TM) lines of products, as well as certain seasonal products. For such access, Stroh charges the Company a per unit rate for production and the Company bears the costs of raw materials, excise taxes, deposits for case pallets and kegs, and a per unit charge for using bulk rather than packaged glass. The contract contains provisions relating to certain cost adjustments if Stroh reallocates production to brewing facilities other then those in Lehigh Valley and Portland.

The Genesee Brewing Company. In May, 1997, the Company amended and restated its brewing contract with Genesee related to the production of Samuel Adams(R) beer products at its Rochester, New York brewery. The Company is charged a per unit rate for the production of beer, as well as the costs of raw materials and excise taxes that Genesee is obligated to pay. This agreement caps the maximum number of barrels that Genesee is obligated to produce for the Company. The Company commenced packaging of products at this brewery during the fourth quarter of 1995. This agreement expires in December 2016. However, Genesee has the right to terminate this agreement if the volume of production during the immediately preceding 12-month period falls below certain levels. The Company has the right to terminate immediately with cause and, subject to certain stated notice periods, also based on the volume of production during the prior 12-months. Production from the Genesee Brewery represented approximately 25% in 1997 and 17% in 1996

The Saxer Brewing Company. In July 1994, the Company's subsidiary, Oregon Beer and Brewing Co., Inc. I ("Oregon Beer"), entered into a brewing contract with Saxer Brewing relating to the production of certain products specified by Oregon Beer and Brewing, bearing the Company's "Oregon Original(TM)" trademark. This agreement expires on July 1, 2004. The products produced for the Company by Saxer Brewing at its facility in Lake Oswego, Oregon ("Lake Oswego Brewery") represents approximately 1% of the Company's beer brewed in 1997 and 1996.

Oregon Beer is charged a per unit rate for the production of beer, as well as the costs of raw materials and excise taxes that Saxer Brewing is obligated to pay as a result of products brewed for Oregon Beer. Oregon Beer has the right to terminate the agreement immediately with cause and otherwise upon providing a 45-day notice. Saxer Brewing has the right to terminate the contract upon providing at least twelve months' notice to Oregon Beer.

The Samuel Adams Brewery Company, Ltd. Since the Company acquired the equipment and other brewery-related personal property of a brewery in Cincinnati, Ohio, on March 1, 1997, the Company has been brewing most of its products in Cincinnati as well as producing alcoholic and non-alcoholic products for contract customers. As soon as certain preconditions are met with respect to the real property on which the brewery in Cincinnati is located, the Company intends to purchase such real estate. The Samuel Adams Brewery Company, Ltd. (the "Cincinnati Brewery") is a wholly owned affiliate of the Company. The production from the Samuel Adams Brewery represented approximately 15% of the Company's total beer production in 1997. In 1996, under a contract with Schoenling Brewing Company, production at this facility represented approximately 5% of the Company's beer produced.

The Boston Beer Company Brewery. The Company uses its Boston brewery to develop new types of innovative and traditional beers and to supply, in limited quantities, certain beers for the local market. All of its beers are typically brewed at its Boston brewery in the course of a year. Product development entails researching market needs and competitive products, sample brewing, and market taste testing.

Strong Sales and Distribution Presence

Boston Beer sells its products through a sales force, which the Company believes is the largest of any craft brewer and one of the largest in the domestic beer industry. The Company sells its beer to wholesale distributors, which then sell to retailers such as pubs, restaurants, grocery chains, package stores, and other retail outlets. The Company's sales force has a high level of product knowledge, and is trained in the details of the brewing process. Its sales force receives selling skills training each year from outside training experts. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers as to the quality and taste of its beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company's premium pricing strategy and rapid growth.

Advertising and Promotion

The Company has historically invested in advertising and promotion. The Company uses television, radio, outdoor advertising and print media, the latter primarily to the trade. The Company works closely with its distributors and customers to develop and implement promotions designed to increase consumer awareness and sales. Its on-premise promotions, where legal, include beer tastings and extensive use of user-friendly menu cards. Off-premise promotions include incentive contests, periodic discounts to retailers and other programs which often combine consumer, distributor, and retailer elements.

Products marketed

The Company's product strategy is to create and offer a world class variety of traditional beers and to promote the Samuel Adams(R) product line. At the end of 1997, the Company marketed ten year-round and six seasonal beers under the Samuel Adams(R) brand names and four year-round beers under the Oregon Original(TM) brand name. The Company's Samuel Adams Boston Lager(R) has historically accounted for the majority of the Company's sales. From time to time the Company will discontinue certain styles. The following is a list of continuing styles on December 27, 1997.

Beers                                   Year First Brewed or Introduced
       Year-Round Beers

       Samuel Adams Boston Lager(R)                      1984
       Samuel Adams Boston Ale(R)                        1987
       Boston Lightship(R)                               1987
       Samuel Adams Cream Stout                          1993
       Samuel Adams Honey Porter                         1994
       Samuel Adams Triple Bock(R)                       1994
       Samuel Adams Scotch Ale                           1995
       Samuel Adams Cherry Wheat                         1995
       Samuel Adams Golden Pilsner                       1996
       Samuel Adams Boston Cream(TM)                     1997
       Oregon Original India Pale Ale                    1994
       Oregon Original Nut Brown Ale                     1994
       Oregon Original Raspberry Wheat                   1995
       Oregon Original Honey Ale                         1996

       Seasonal Beers

       Samuel Adams Double Bock                          1988
       Samuel Adams Octoberfest                          1989
       Samuel Adams Winter Lager(R)                      1989
       Samuel Adams Cranberry Lambic                     1989
       Samuel Adams Summer Ale                           1996
       Samuel Adams White Ale                            1997

In 1997, the Company expanded its product line with the addition of HardCore(R) hard cider. Two versions of this hard cider were introduced, Crisp and Cranberry, which enabled the Company to enter the small but growing cider category.

On March 19, 1996, the Company entered into an Agreement with Seagram, pursuant to which Seagram sells a line of beers developed jointly by it and the Company under the "Devil Mountain" name. As of December 27, 1997, the Company had spent approximately $2,240,000 with respect to this venture. The Company does not expect to spend any additional money on the project in 1998. The Agreement also sets forth the circumstances in which the relationship can be terminated and the terms on which rights to the product line will revert to the Company or may be acquired by the Company, as well as the royalty payments which are to be received by the Company beginning in 1998. These payments are not expected to be material.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt. The Company currently directs the purchase of the malt used in the production of its beer to four suppliers, although it enters into discussions from time to time with other vendors. The two-row varieties of barley used in the Company's malt are grown in the U.S. and Canada.

Hops. The Company currently buys principally Noble hops for its Samuel Adams(R) beers. Noble hops are varieties from specific growing areas usually recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Hallertauer, Tettnang-Tettnanger, and Spalt-Spalter from Germany, and Bohemian Saaz from the Czech Republic. Noble hops are rarer and more expensive than other varieties of hops. Traditional English hops, East Kent Goldings and English Fuggles, are used in the Company's ales. The Company has yet to find alternative hops which duplicate the flavor and aroma of the Noble hops and traditional English ale hops. As a result, the Company must purchase sufficient quantities of these Noble hops to continue to meet its sales demands. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The Company purchases its hops from hops dealers, the largest of which (John. Barth & Son) has over the past five years accounted for between 30% and 61% of the hops purchased each year by the Company. The Company has entered into purchase commitments to ensure its supply of a portion of its requirements for up to five years. Because of a slowing in its growth rate, the Company has commitments which are in excess of its projected needs. The Company is now working to reduce its excess commitments. The cost of reducing these commitments may be substantial but is not currently quantifiable. Reducing or deferring the Company's hop commitments may also result in foreign exchange losses, as noted below.

The Company's hops contracts are denominated in German marks or English pounds, depending on the location of the supplier. Prior to late 1996, the Company had, as a practice, not hedged the foreign currency risk associated with these contracts. Through that date, the Company's gains and losses from exchange rate volatility were not material. Beginning in late 1996, the Company began to hedge some of its currency risks. However, the Company's current actions to reduce its excess hop commitments or defer its obligation to accept hops in 1998 are likely to result in as much as $600,000 in foreign exchange losses in 1998.

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

Packaging Materials. The Company maintains competitive sources of supply of packaging materials, such as bottles, shipping cases, six-pack carriers, and crowns. Currently, labels are supplied by a single source, although the Company believes that alternative suppliers are available. In those instances where the Company can negotiate preferential pricing, the Company enters into limited term supply agreements with these vendors.

To date, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers. Although the Company believes there are alternate sources available for the ingredients and packaging materials described above, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from other sources on a timely or cost effective basis in the event current suppliers were unable to supply them on a timely basis. The loss of a supplier could, in the short-term, adversely affect the Company's business until alternative supply arrangements were secured. Hops and malt are agricultural products and therefore many outside factors such as, weather conditions, crop production, government regulations and legislation affecting agriculture could effect both price and supply.

Sales and Marketing

The Company's products are sold to independent distributors through a large field sales force. With few exceptions, the Company's products are not the primary brands in the distributor's portfolio. Thus, the Company, in addition to competing with other beers for a share of the consumer's business, competes with other beers for a share of the distributor's attention, time, and selling efforts. The Company considers its distributors its primary customers and is focused on the relationship it has with its distributors.

In addition to this distributor focus, the Company has set up its sales organization to include on-premise and retail account specialists. This is designed to develop and strengthen relations at the chain headquarter level, and to provide educational and promotional programs aimed at distributors, retailers, and consumers, in each channel of distribution.

The Company has also engaged in extensive media campaigns, historically weighted toward radio. In 1995, the Company launched its first ever television campaign. Television was used in 1997 and the Company plans on continuing this strategy in 1998. In addition, its sales force complements these efforts by engaging in sponsorships of cultural and community events, local beer festivals, industry-related trade shows, and promotional events at local establishments for sampling and awareness. All of these efforts are designed to stimulate consumer demand by educating consumers, retailers, and distributors, on the qualities of beer. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs, menu stands, etc.) designed to stimulate impulse sales and continued awareness.

Distribution

The Company distributes its beers in every state in the U.S., as well as the District of Columbia and Puerto Rico. The Company distributes its beer through a network of over 450 distributors. During 1997, the Company's two largest distributors combined to account for approximately 8% of the Company's net sales. No other distributors accounted for more than 3% of the Company's net sales during 1997. In some states, the terms of the Company's contracts with its distributors may be affected by laws that restrict enforceability of some contract terms, especially those related to the Company's right to terminate the services of its distributors.

The Company also distributes its beers to Canada, Germany, Hong Kong, Japan, Sweden, Switzerland, and the United Kingdom, along with select Caribbean islands. Exports, however, represented less than 1% of 1997 revenues.

The Company typically receives orders by the fifth of a month with respect to products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

Competition

The craft-brewed and Better Beer segments of the U.S. beer market are highly competitive due to continuing product proliferation from craft brewers and the recent introduction of specialty beers by national brewers. Growth in the sales of craft-brewed beers have increased competition. In 1997, the Company's growth rate was flat. The Company's products also compete generally with other alcoholic beverages, including other segments of the beer industry and low alcohol products. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. The principal methods of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products. The competitive position of the Company is enhanced by its uncompromising product quality, its development of new beer styles, innovative point of sale materials, a large sales force, tactical introduction of seasonal beers and pricing strategies generating above-average profits to distributors and retailers.

The Company expects competition with craft brewers to intensify as existing craft brewers retrench to their key markets and core brands. While some of the smaller micro-brewers and craft brewers have begun to leave the marketplace, new entrants into the market continue and competition, overall, is high. In addition, large brewers have developed or are developing niche brands and are acquiring interests in small brewers to compete in the craft-brewed segment of the domestic beer market. These competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company.

The Company competes directly with regional specialty brewers such as Sierra Nevada Brewing Company, Pyramid Brewing Company, Anchor Brewing Company, other contract brewers such as Pete's Brewing Company, foreign brewers such as Heineken, Molson, Corona, Amstel, and Becks, and other regional craft brewers and brewpubs. Niche beers produced by affiliates of certain major domestic brewers such as Anheuser-Busch, Incorporated, Miller Brewing Co., and Coors Brewing Co., also compete with the Company's products.

The Company believes that with such a significant portion of its production of beers being produced as a contract brewer, it has competitive advantages over the regional craft brewers because of its higher quality, greater flexibility, and lower initial capital costs. Its use of contract brewing frees up capital for other uses and allows the Company to brew its beer closer to major markets around the country, providing fresher beer to customers and affording lower transportation costs. The Company's recent purchase of a brewery in Cincinnati where it previously contract-brewed its beers, will continue to provide certain logistical advantages while at the same time providing the Company with added flexibility of production through its ownership, which complements its strategy of contract brewing. The Company also believes that its products enjoy competitive advantages over foreign beers, including lower transportation costs, no import charges, and superior product freshness.

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

Licenses and Permits

The Company produces beer either at one or more of its contract breweries or produces beer itself and sells it to distributors pursuant to a federal wholesaler's basic permit. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, including those required as a result of the Recapitalization in 1995, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file with the Bureau of Alcohol, Tobacco, and Firearms ("ATF") an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management, or a material change in the brewery's ownership. Brewers must notify ATF within 30 days of any change in the wholesaler's operations, change in the wholesaler's location, change in the wholesaler's management or a material change in the wholesaler's ownership. The Company's operations are subject to audit and inspection by ATF at any time.

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

Taxation

The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2,000,000 barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2,000,000 barrels of beer in a calendar year, the federal excise tax is $18.00 per barrel. As the brewer of record of its beers, the Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beers produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The state excise taxes are usually paid by the Company's distributors.

In addition, the federal government and each of the states levy taxes on hard cider. Until recently, hard cider had always been taxed as a wine under the Federal wine excise tax at the rate of $1.07 per gallon ($33.17 per barrel) for non-effervescent hard cider, which is the classification in which the Company's HardCore(R) product was included. However, on October 1, 1997, the federal government passed an amendment modifying the tax treatment of hard cider, by lowering the federal excise tax rate on qualifying hard cider to 22.6 cents per gallon ($7.01 per barrel). As of March 10, 1998, the industry is still awaiting clarification from the Bureau of Alcohol, Tobacco and Firearms as to the definition of qualifying hard cider to consider what impact, if any, this amendment will have upon the Company's business. Sales of the Company's HardCore(R) products represent less than 2% of the volume of all of the Company's products.

Congress and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Further increases in excise taxes on beer and/or hard cider, if enacted, could result in a general reduction of sales for the affected products.

Trademarks

The Company has obtained U.S Trademark Registrations for the marks, Samuel Adams(R), the design logo of Samuel Adams, Samuel Adams Boston Lager(R), Boston Ale(R), Lightship(R), Winter Lager(R), Triple Bock(R), LongShot(R), HardCore(R), Oregon Original(TM) and other marks. The Samuel Adams(R) mark and the Samuel Adams Boston Lager(R) mark (including the design logo of Samuel Adams) and other Company marks are also registered or registration is pending in various foreign countries. The Company regards its "Samuel Adams" and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements of its marks.

The Company occasionally grants, where permissible, short term trademark licenses to independent on-premise retailers of its products.

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

On March 19, 1996, the Company entered into a Trademark License and Technical Assistance Agreement with Joseph E. Seagram & Sons, Inc. ("Seagram"), pursuant to which the Company licensed the "Devil Mountain" trademarks for use by Seagram on beers which Seagram developed, with technical assistance from the Company. The Agreement provides for stated royalties to commence in 1998.

In addition, the Company has licensed its trademark, "Samuel Adams Brew House", "Sam Adams Brew House" and various related marks to certain entities for purposes of establishing licensed Brew Houses at airport locations and elsewhere. The Company does not receive a royalty pursuant to these license arrangements.

Environmental Regulations and Operating Considerations

As the owner of a brewery in Boston, Massachusetts and, as of March 1, 1997, of a brewery in Cincinnati, Ohio, the Company's operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that costs arising from existing environmental laws will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

The Company's operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company's reputation for product quality, as well as giving rise to product liability claims. The Company and its contract brewers maintain insurance which the Company believes is sufficient to cover any liability claims which might result from a contamination problem in its products.

Employees

The Company employs approximately 335 employees. As of December 27, 1997, eighty-four of those employees employed at the Company's newly-acquired brewery in Cincinnati, Ohio, were covered by collective bargaining agreements. The representation involves three labor unions, all of whom are under contracts expiring in 2001 or 2002. The Company believes it maintains a good relationship with those labor unions and has no reason to believe that a good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2.       Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts. The Company also maintains sales and administrative offices in California, Maryland, Tennessee and Oregon. The Company leases all of its facilities, but will buy the brewery-related real estate in Cincinnati upon satisfaction of certain pre-conditions. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.       Legal Proceedings

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

Item 4.       Submission of Matters to a Vote of  Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 27, 1997.

                   DIRECTORS AND OFFICERS OF THE REGISTRANT
Directors:

Pearson C. Cummin, 55, Mr. Cummin has been a General Partner of Consumer Venture Partners, a venture capital company, since 1985. He is also currently Chairman of the Board of Natural Wonders, Inc. and a Director of Pacific Sunwear of California, Inc. He was elected a Director in 1995.

James C. Kautz, 67, Mr. Kautz is currently a Limited Partner of The Goldman Sachs Group, L.P. and the second cousin of the Company's founder and Chief Executive Officer, C. James Koch. Mr. Kautz was elected a Director in 1995.

C. James Koch, 48, Mr. Koch founded the Company in 1984 and has been the Chief Executive Officer throughout the Company's history. Mr. Koch also serves as the Corporation's President and Clerk and is the Company's Principal Executive Officer. Mr. Koch was elected a Director in 1995.

Alfred W. Rossow, Jr., 65, Mr. Rossow joined the Company in late 1989 and is the Executive Vice President and Chief Financial Officer. Mr. Rossow was elected a Director in 1995.

Rhonda L. Kallman, 37, Ms. Kallman co-founded the Company. She has been Vice President of Sales since 1985. Ms. Kallman was elected a Director in 1995.

Charles Joseph Koch, 75, Mr. Koch is the father of founder C. James Koch. In 1989, Mr. Koch retired as founder and co-owner of Chemicals, Inc., a distributor of brewing and industrial chemicals in southwestern Ohio. Mr. Koch was elected a Director in 1995.

John B. Wing, 51, Mr. Wing has been Chairman and CEO of The Wing Group Limited, Co., a developer of energy projects in Turkey, Kuwait and China, since 1991. Mr. Wing was elected a Director in 1995.

Officers:

C. James Koch, 48, Mr. Koch founded the Company in 1984 and has been the Chief Executive Officer throughout the Company's history. From 1978 to 1984, he was a manufacturing consultant with the Boston Consulting Group, Boston, Massachusetts.

Rhonda L. Kallman, 37, Ms. Kallman co-founded the Company. She has been Vice President-Sales since 1985. From 1982 to 1985, she worked for the Boston Consulting Group, Boston, Massachusetts, as an administrative assistant.

Alfred W. Rossow, Jr., 65, Mr. Rossow is the Executive Vice President and Chief Financial Officer. He joined the Company in late 1989 as both Chief Operating Officer and Chief Financial Officer. Related prior positions in the beverage industry include Vice President-Marketing and Vice President-Sales at Pepsi-Cola Company from 1971 to 1974, Chief Executive Officer of the predecessor company to A&W Beverages, Inc. from 1975 to 1980 and consultant to soft drinks and bottled water companies from 1980 to 1989.

Martin Roper, 35, Mr. Roper is Chief Operating Officer. He has served in his current position since April of 1997. He joined the Company in September 1994 as Vice President-Operations. Prior to that he worked for Steel Works Inc., a manufacture of store fixture equipment, of which he was President of the MEG Division. From July 1990 to October 1992, Mr. Roper was Executive Vice President of Blocksom & Co., a processor of natural fibers. Prior to July, he was an associate consultant with the Boston Consulting Group in London.

John Chappell, 40, Mr. Chappell is Vice President-Brand Development. He joined the Company in 1994 after nine years at Labatt's USA where he was Director of Brand Management. From 1983 to 1985 he worked for PepsiCo in brand management.

David Grinnell, 40, Mr. Grinnell is Manager of Brewing Operations. He joined the Company in 1988 and has served in such capacity since. Prior to joining the Company, Mr. Grinnell held various positions with New Amsterdam Brewing Co.

Susan Stanley, 49, Ms. Stanley is Vice President-Human Resources. She joined the Company in February 1996. Prior to joining the Company, she worked for CSC Index as Managing Associate for three years. From 1991 to 1993 she was the Director of Organization & Employee Development for Colgate-Palmolive. Prior to that she worked for Digital Equipment Company as Senior Organizational Development Manager.

Jeffrey D. White, 40, Mr. White is Vice-President-Operations. He has served in his current position since April of 1997. Prior to that he was Director of Operations from 1994 to 1997, Operations Manager from 1991 to 1994 and was originally hired as Distribution Manager where he served from 1989 to 1991. He worked for Anheuser-Busch from 1988 to 1989 as a Packaging Supervisor and Prior to that for New Amsterdam Brewing Company as Operations Manager.

                                    PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock is listed for trading on the New York Stock Exchange. The Company's NYSE symbol is SAM. For the fiscal periods indicated, the high and low sales price for the Class A Common Stock of the Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 1997                  High                Low
-----------                  ----                ---
First Quarter              $10.8750            $ 8.0000
Second Quarter             $10.6250            $ 8.1250
Third Quarter              $10.0000            $ 8.2500
Fourth Quarter             $11.0000            $ 7.8125


Fiscal 1996                  High                Low
-----------                  ----                ---
First Quarter              $24.7500            $18.3750
Second Quarter             $24.0000            $18.2500
Third Quarter              $23.7500            $19.0000
Fourth Quarter             $20.3750            $10.0000


There were 18,442 holders of record of the Company's Class A Common Stock as of March 13, 1998. Included in the number of stockholders of record are stockholders who hold shares in "nominee" or "street" name. The closing price per share of the Company's Class A Common Stock as of March 13, 1998, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $9.375.

The Company's Class B Common Stock is not listed for trading. However, each share of Class B Common Stock is convertible, at any time, at the option of the holder thereof, into one share of Class A Common Stock.

As of March 13, 1998, there was one holder of record of the Company's Class B Common Stock: C. James Koch

The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share basis, only when and if declared by the Board of Directors of the Company out of funds legally available for payment thereof. The Company does not anticipate paying dividends on the Class A or Class B Common Stock in the foreseeable future. It should be further noted that under the terms of the Revolving Credit Agreement, the Company is prohibited from paying dividends.

Item 6.    Selected Financial Data

                         THE BOSTON BEER COMPANY, INC.
                            SELECTED FINANCIAL DATA


                                                                                       Year Ended
                                                               ---------------------------------------------------------
                                                                   Dec. 27,      Dec. 28,  Dec. 31,   Dec. 31,  Dec. 31,
                                                                     1997          1996      1995       1994      1993
                                                               ----------------  --------  ---------  --------  ---------
                                                              (in thousands, except per share, per barrel and employee data)
Income Statement Data:

Sales                                                                  $209,490  $213,879  $169,362   $128,077  $85,758
Less excise taxes                                                        25,703    22,763    18,049     13,244    8,607
                                                               --------------------------------------------------------
Net sales                                                               183,787   191,116   151,313    114,833   77,151
Cost of Sales                                                            89,998    95,786    73,847     52,851   35,481
                                                               --------------------------------------------------------
Gross Profit                                                             93,789    95,330    77,466     61,982   41,670
Advertising, promotional, and
   selling expenses                                                      69,537    70,131    60,461     46,503   32,669
General and administrative                                               11,666    12,042     7,585      6,593    4,105
                                                               --------------------------------------------------------
Total operating expenses                                                 81,203    82,173    68,046     53,096   36,774
                                                               --------------------------------------------------------
Operating income                                                         12,586    13,157     9,420      8,886    4,896
Other income (expense), net                                                 695     1,714       959        199       (2)
                                                               --------------------------------------------------------
Income before income taxes                                               13,281    14,871    10,379      9,085    4,894
Provision (benefit) for income taxes (1)                                  5,723     6,486    (2,195)         -        -
                                                               --------------------------------------------------------
Net income                                                             $  7,558  $  8,385  $ 12,574   $  9,085  $ 4,894
                                                               ========================================================

Income before income taxes                                             $      -  $      -  $ 10,379   $  9,085  $ 4,894
Pro forma income taxes (unaudited)  (2)                                       -         -     4,483      3,765    2,040
                                                               --------------------------------------------------------
Pro forma net income (unaudited) (2)                                   $      -  $      -  $  5,896   $  5,320  $ 2,854
                                                               ========================================================

Earnings per share - basic                                                $0.37     $0.42         -          -        -
Earnings per share - diluted                                              $0.37     $0.41         -          -        -
Pro forma earnings per share - basic (unaudited) (2)                          -         -     $0.35      $0.32        -
Pro forma earnings per share - diluted (unaudited) (2)                        -         -     $0.33      $0.29        -
Weighted average shares outstanding - basic (3)                          20,324    19,970    16,991     16,642        -
Weighted average shares outstanding - diluted (3)                        20,490    20,352    17,906     18,128        -

Statistical Data:
Barrels sold                                                              1,352     1,213       961        714      475
Net sales per barrel (4)                                                  $ 136     $ 158     $ 158      $ 161    $ 162
Employees (4)                                                               335       253       196        138      110
Net sales per employee (4)                                                $ 549     $ 755     $ 772      $ 832    $ 701

Balance Sheet Data at period end:
Working capital                                                        $ 50,550  $ 47,769  $ 45,266   $  3,996  $ 8,173
Total assets                                                           $105,399  $ 97,115  $ 76,690   $ 31,776  $24,054
Total long term debt                                                   $ 10,000  $  1,800  $  1,875   $  1,950  $ 2,000
Total partners'/stockholders' equity                                   $ 71,284  $ 64,831  $ 54,798   $  6,600  $ 8,854
Dividends                                                                     -         -         -          -        -

(1) In 1995, the Company recorded a one-time tax benefit of $1,960,000 upon change in tax status of the entity, and a tax benefit of $235,000 for the period November 21, 1995 to December 31, 1995.

(2) Reflects pro forma provisions for income taxes using statutory federal and state corporate income tax rates that would have been applied had the Company been required to file income tax returns during the indicated period.
     See Note B of notes to the consolidated financial statements.

(3) Reflects weighted average number of common and common equivalent shares of the Class A and Class B Common Stock assumed to be outstanding during the respective periods. For the years ended December 31, 1995 and December 31, 1994, shares reflect pro forma weighted average numbers. See Note B of notes to the consolidated financial statements.

(4) On March 1, 1997, the Company acquired the equipment and other brewery-related property of a brewery in Cincinnati, Ohio.
     (See overview on Page 14)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

Effective in fiscal 1996, the Company changed its fiscal year to end on the last Saturday in December. The impact on 1997 and 1996 of three and two fewer days of operations, respectively, was not material.

The Company prices its beers at a premium compared to domestic mass-produced beers but at a level consistent with others in the Better Beer category. The Company believes that this pricing is appropriate given the quality and reputation of its core products. The Company expects that its pricing may become subject to change as sales volume and competition increase; however, such expectations have not been realized in a material way.

The Company's gross profit may be affected by the Company's product mix, packaging and brewing location. Seasonal beers tend to be more expensive to produce and the additional expenses may not be fully offset by increased pricing. Increases in sales of seasonal beers, therefore, may reduce the Company's gross profit per barrel in certain quarters. The Company sells its products in bottles and kegs. The ratio of kegs to cases has increased in its "core business" (excluding sales of the Cincinnati Brewery to others). A shift toward a higher proportion of keg sales versus bottle sales may not have a negative impact on profit due to the fact that while kegs generate lower revenue per barrel, there is generally a corresponding reduction in the cost of producing keg products. However, it does reduce the revenue realized per barrel. An increase in sales of the 12 pack package in 1997 has also reduced the revenue realized per case without a corresponding reduction in cost of goods sold.

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

Effective March 1, 1997, the Company acquired all of the equipment and other brewery related personal property of an independent brewing company located in Cincinnati, Ohio. The Cincinnati Brewery is currently owned and managed by the Samuel Adams Brewery Company, Ltd., a wholly owned affiliate of the Company. The results of operations of the Samuel Adams Brewery Company, Ltd., since the date of acquisition, are included in the accompanying consolidated financial statements. Primarily because the sales revenue per barrel sold by the Cincinnati Brewery to outsiders is much lower than the comparable revenue of the "core" business, net sales per barrel and net sales per employee are lower in fiscal 1997 than in fiscal 1996.

Quarterly Results

The Company has historically experienced, and expects to continue experiencing quarterly fluctuations in its sales, operating income and net income. The Company's sales also historically tend to be lower in the first quarter of each year. Sales tend to increase in the third and fourth quarters, while decreasing in the month of December. However, over the last two years, the second quarter has been the strongest quarter for sales. The Company has also historically expended less on advertising, promotion, and selling expenses in the first quarter.

Quarterly sales and quarterly spending on advertising, promotion, and selling expenses are shown in the following table which sets forth certain unaudited quarterly results of operations for each of the eight quarters ended December 27, 1997. In management's opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

   The following is a summary of selected unaudited quarterly financial data:

                                                                                  Quarters
                                                                                    Ended
                                        -----------------------------------------------------------------------------------------
                                          Dec. 27,    Sept. 27,   June 28,  March 29,    Dec. 28,  Sept. 28,  June 29,  March 30,
                                            1997         1997       1997      1997         1996      1996       1996      1996
                                        ------------  ----------  --------  ---------    --------  ---------  --------  ---------

Barrels Sold                                     327        357        387        281         301        294       343        275

Sales                                        $49,869    $55,664    $57,158    $46,799     $53,422    $51,598   $60,583    $48,276
Less excise taxes                              6,392      7,047      7,320      4,944       5,618      5,486     6,512      5,147
                                        -----------------------------------------------------------------------------------------
Net sales                                     43,477     48,617     49,838     41,855      47,804     46,112    54,071     43,129
Cost of sales                                 21,420     22,000     24,671     21,907      23,955     22,901    27,065     21,865
                                        -----------------------------------------------------------------------------------------
Gross profit                                  22,057     26,617     25,167     19,948      23,849     23,211    27,006     21,264
Advertising, promotional,
   and selling expenses                       17,735     17,415     19,829     14,558      18,644     17,118    20,340     14,029
General and administrative
   expenses                                    2,449      3,190      3,097      2,930       3,790      2,402     2,867      2,983
                                        -----------------------------------------------------------------------------------------
Total operating expenses                      20,184     20,605     22,926     17,488      22,434     19,520    23,207     17,012
                                        -----------------------------------------------------------------------------------------
Operating income                               1,873      6,012      2,241      2,460       1,415      3,691     3,799      4,252
Other income
   (expenses), net                               284       (243)       304        350         473        437       370        434
                                        -----------------------------------------------------------------------------------------
Income before income taxes                     2,157      5,769      2,545      2,810       1,888      4,128     4,169      4,686
Provision for income taxes                       862      2,521      1,110      1,230         800      1,832     1,808      2,046
                                        -----------------------------------------------------------------------------------------
Net income                                   $ 1,295    $ 3,248    $ 1,435    $ 1,580     $ 1,088    $ 2,296   $ 2,361    $ 2,640
                                         ========================================================================================


Earnings per share - basic                   $  0.06    $  0.16    $  0.07    $  0.08     $  0.05    $  0.12   $  0.12    $  0.13
Earnings per share - diluted                 $  0.06    $  0.16    $  0.07    $  0.08     $  0.05    $  0.11   $  0.12    $  0.13

Weighted average shares - basic               20,445     20,425     20,325     20,099      20,069     20,051    19,899     19,861
Weighted average shares - diluted             20,574     20,557     20,475     20,356      20,296     20,427    20,320     20,366

Period to Period Comparison of Results


The following table sets forth certain items included in the Company's consolidated statements of income as a percentage of net sales:

                                                                          Percentage of Net Sales
                                                                          -----------------------

                                                                                Years Ended
                                                                                -----------

                                                                    12/27/97     12/28/96     12/31/95
                                                                    --------     --------     --------
Gross Sales                                                            114.0%       111.9%       111.9%
Less Excise Taxes                                                       14.0%        11.9%        11.9%
                                                                    --------     --------     --------
Net Sales                                                              100.0%       100.0%       100.0%

Cost of Sales                                                           49.0%        50.1%        48.8%
                                                                    --------     --------     --------
     Gross Profit                                                       51.0%        49.9%        51.2%

Advertising, promotional, and selling
  expense                                                               37.8%        36.7%        40.0%
General and Administrative expenses                                      6.3%         6.3%         5.0%
                                                                    --------     --------     --------
Total operating expenses                                                44.2%        43.0%        45.0%
                                                                    --------     --------     --------

Operating income                                                         6.8%         6.9%         6.2%
Income before income taxes                                               7.2%         7.8%         8.3%
                                                                    --------     --------     --------
Net income                                                               4.1%         4.4%         3.9% (1)
                                                                    --------     --------     --------

(1) Pro forma unaudited see Note B.

Years Ended December 27, 1997 and December 28, 1996.

Sales.   Volume increased by 11.5% to 1,352,000 barrels in 1997 from 1,213,000 barrels in 1996. This increase in 1997, was due to the inclusion of 184,000 barrels of non-Company products (products which do not carry the Company's trademarks) produced and sold by the Cincinnati Brewery, beginning March 1, 1997. The Company's core brands sold 3.7% fewer barrels in 1997 than in 1996; however sales of Samuel Adams Boston Lager(R) and Seasonals, which make up 73% of the Company's core sales continued to increase. Despite this, net sales decreased by 4% to $183,787,000 in 1997 from $191,116,000 in 1996 (for the core business sales decreased to $181,669,000 in 1997), as sales of products produced by the Cincinnati Brewery under contract to third parties are made at prices much lower than those of other Company products. Net sales price per barrel decreased $21.62 due primarily to sales of non-company products produced by the Cincinnati Brewery.

Gross Profit.   Gross profit decreased to $93,789,000 in 1997 from $95,330,000 in 1996. Cost of sales decreased $12.40 per barrel to 49.0% of net sales in 1997 from 50.1% of net sales in 1996. This decrease was due principally to the following: a decrease in raw material costs, reduced packaging costs (due to a shift in the core business package mix towards kegs, resulting in decreased packaging material costs), lower packaging obsolescence expense and lower freight in and warehousing costs, offset by an increase in depreciation (principally on kegs & the Cincinnati Brewery assets) and a reduction of savings from re-used glass.

Advertising, Promotional, and Selling.   Advertising, promotional, and selling
expenses decreased by 0.8% to $69,537,000 in 1997 from $70,131,000 in 1996. The per barrel expense decreased by $6.39 to $51.43 in 1997 from $57.82 in 1996 primarily as a result of the additional non-promoted barrels from the Cincinnati Brewery (for the core business expenses were $59.35 per bbl in 1997). As a percentage of net sales, advertising, promotional, and selling expenses increased to 37.8% in 1997 from 36.7% in 1996. The 0.8% decrease in expenditures reflected a change in marketing mix with increased emphasis on selling expenses.

General and Administrative.   General and administrative expenses decreased by
3.1% to $11,666,000 in 1997 from $12,042,000 in 1996. This net decrease was primarily caused by a $2,449,000 reduction in bad debt expense. This was partially offset by the inclusion of G & A expense of the Cincinnati Brewery, as well as increases in personnel, salaries and related employee benefits.

Operating Income.   Operating income decreased by 4.3% to $12,586,000 in 1997
from $13,157,000 in 1996. This decrease was due primarily to the inclusion of the Cincinnati Brewery which recorded a loss in 1997. This loss was partially offset by the savings in G & A expense and Advertising, Promotional and Selling expenses as discussed above.

Other Income, Net.   Other income, net, decreased by 59.5% to $695,000 in 1997
from $1,714,000 in 1996. This decrease of $1,019,000 is primarily due to an increase in interest expense due to borrowings against the revolving line of credit and our long term note and a charge for the repurchase of an overseas distribution right in Western Europe.

Net Income.   Net income decreased by 9.9% to $7,558,000 in 1997 from $8,385,000 in 1996. The decrease is due to a reduction in operating income of $571,000 and other income of $1,019,000 as discussed above. This decrease is offset by a reduction in income tax expense of 11.8% in 1997 to $5,723,000 from $6,486,000 in 1996.

Years Ended December 28, 1996 and December 31, 1995.

Sales. Volume increased by 26.2% to 1,213,000 in 1996 from 961,000 barrels in 1995. Net sales increased by 26.3% to $191,116,000 in 1996 from $151,313,000 in
1995. Sales volume reflected continued growth in Samuel Adams Boston Lager(R), increases in the volume of seasonal beers and Oregon Original(TM) beers, and the introduction of Golden Pilsner and the Longshot(TM) line of beers. The average net sales price per barrel increased $.10 due primarily to an increase in selling prices offset by increases in quality assurance and in customer discounts.

Gross Profit.   Gross profit increased by 23.1% to $95,330,000 in 1996 from
$77,466,000 in 1995. Cost of sales per barrel increased to 50.1% of net sales in 1996 from 48.8% of net sales in 1995. This increase was due principally to increased obsolescence expense (consisting primarily of a write down of re-used glass and work-in-process), higher depreciation (principally on kegs) and a reduction in re-used glass savings, offset only partially by a net decrease in raw material cost and packaging costs.

Advertising, Promotional, and Selling.   Advertising, promotional, and selling
expenses increased by 16.0% to $70,131,000 in 1996 from $60,461,000 in 1995. The per barrel expense actually decreased by $5.09 to $57.82 in 1996 from $62.91 in 1995. As a percentage of net sales, advertising, promotional, and selling expenses decreased to 36.7% in 1996 from 40.0% in 1995. The aggregate dollar increase in advertising, promotional, and selling expenses reflected increases in purchases of point of sales materials, advertising, and promotional expenses, freight, and salaries and related employee benefits. These expenses include expenditures for advertising, promotions, and selling expenses for new product introductions not related to the Samuel Adams(R) product line.

General and Administrative.   General and administrative expenses increased by
58.8% to $12,042,000 in 1996 from $7,585,000 in 1995. This increase of
$4,457,000 was primarily caused by an increase of $1,722,000 in bad debt expense, which are both customer specific and general in nature, and increases in personnel and salaries and related employee benefits, additional leased space at the executive office, and additional costs related to the Company becoming a public entity.

Other Income, Net.   Other income, net, increased by 78.7% to $1,714,000 in 1996 from $959,000 in 1995. This increase of $755,000 reflects $1,480,000 increase in interest income on the proceeds of the November, 1995 stock offering, offset by the $807,000 one-time gain on the sale of distribution rights sold in 1995. Interest expense remained relatively stable from 1995 to 1996. It should be noted that the interest income earned during 1995 on the proceeds from the stock offering in November, 1995 reflects a period of approximately one and one half months versus an entire year during 1996.

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

Liquidity and Capital Resources

The Company's financial condition continued to be strong in 1997 due primarily to the unspent net proceeds raised by its initial public offering. Effective on March 21, 1997, the Company negotiated an additional $1,000,000 on the existing $14,000,000 revolving line of credit, and secured an additional revolving line of credit of $30,000,000 which converts to a term loan on March 31, 1999. With a substantial amount of highly liquid assets and working capital of $50,550,000 at December 27, 1997, capital resources in conjunction with existing lines of credit should be sufficient to meet the Company's operating, capital, and debt service requirements over the next few years.

As of December 27, 1997, net borrowings were $10,000,000. The Company repaid the remaining $1,875,000 owed under the MIFA loan on July 15, 1997. The Company could invest as much as $25,000,000 in capital expenditures in 1998 to upgrade packaging and brewing equipment in both owned and contracted breweries and to secure its sources of supply. At this level of expenditure the Company's $30,000,000 revolving line of credit could be fully utilized during the year.

Operating activities provided cash of $6,983,000 in 1997 compared to $15,763,000 in 1996. The primary cause of this reduction was due to a substantial decrease in accounts payable, principally due to the timing of the receipt of hops at year end 1996, and an increase in inventory versus last year. Cash used in investment activities increased by $7,730,000, primarily due to increased capital spending. Cash provided by financing activities primarily reflects the $10,000,000 borrowed by the Company on the $30,000,000 revolver.

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

The Company may experience significant fluctuations in future operating results, which may be caused by many factors, including, but not limited to (1) further slowing of the growth rate of the craft brewing segment; (2) share-of-market erosion due to increased competition; (3) increased promotional expenditures versus historical spending and versus the 1997 operating plan; (4) higher-than-planned costs of operating the Samuel Adams brewery in Cincinnati; (5) an unexpected increase in raw material or packaging costs which cannot be passed along through increased prices; (6) slower-than-planned acceptance of HardCore(R) cider by the trade and consumer; and (7) inability of Oregon Original(TM) beers and other Samuel Adams(R) styles to maintain historic growth rates.

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its systems as well the compliance of its vendors for the handling of the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

Item 8.    Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page(s)
                                                                         -------
Report of Independent Accountants.......................................   20

Consolidated Financial Statements of The Boston Beer Company, Inc.

  Consolidated Balance Sheets at December 27, 1997 and
     December 28, 1996..................................................   21

  Consolidated Statements of Income for the Years Ended
     December 27, 1997, December 28, 1996, and December 31, 1995........   22

  Consolidated Statements of Stockholders' Equity
     For the Years Ended December 27, 1997, December 28, 1996, and
     December 31, 1995..................................................   23

  Consolidated Statements of Cash Flows for the Years Ended
     December 27, 1997, December 28, 1996, and December 31, 1995........   24

  Notes to the Consolidated Financial Statements........................ 25 - 35

Financial Statement Schedules for the years ended December 27, 1997, December 28, 1996, and December 31,1995
  All schedules are omitted because the required information is shown in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. (formerly Boston Beer Company Limited Partnership) as of December 27, 1997 and December 28, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. as of December 27, 1997 and December 28, 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.



                                 Coopers & Lybrand L.L.P.



Boston, Massachusetts
February 13, 1998

                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           December 27,        December 28,
                                                                               1997                1996
                                                                               ----                ----
ASSETS
     Current Assets:
           Cash & cash equivalents                                            $     13             $ 5,060
           Short term investments                                               35,787              35,926
           Accounts receivable                                                  17,636              18,109
           Allowance for doubtful accounts                                      (1,153)             (1,930)
           Inventories                                                          13,675              13,002
           Prepaid expenses                                                      4,344               1,236
           Deferred income taxes                                                 2,266               2,968
           Other current assets                                                  1,308               3,882
                                                                       ---------------     ---------------
           Total current assets                                                 73,876              78,253

           Restricted investments                                                    -                 611
           Equipment and leasehold improvements, at cost                        39,652              21,043
           Accumulated depreciation                                            (10,871)             (6,412)
           Deferred income taxes                                                     -                 151
           Other assets                                                          2,742               3,469
                                                                       ---------------     ---------------
             Total assets                                                     $105,399             $97,115
                                                                       ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
           Accounts payable                                                   $  9,556             $17,783
           Accrued expenses                                                     13,770              12,626
           Current maturities of long-term debt                                      -                  75
                                                                       ---------------     ---------------
             Total current liabilities                                          23,326              30,484

     Long-term debt, less current maturities                                    10,000               1,800

     Long-term deferred taxes                                                      789                   -

           Commitments and Contingencies (Note I)                                    -                   -

     Stockholders' Equity:
           Class A Common Stock, $.01 par value;
            20,300,000 shares authorized; 16,337,744, and 15,972,058
            issued and outstanding as of December 27, 1997 and
            December 28, 1996, respectively                                        163                 160
           Class B Common Stock, $.01 par value;
            4,200,000 shares authorized; 4,107,355
            issued and outstanding as of December 27, 1997
            and December 28, 1996, respectively                                     41                  41
           Additional paid-in-capital                                           56,445              55,391
           Unearned compensation                                                  (423)               (363)
           Unrealized loss on investments in marketable securities              (2,223)               (442)
           Unrealized gain/(loss) on forward exchange contracts                   (290)                 31
           Retained earnings                                                    17,571              10,013
                                                                       ---------------     ---------------
             Total stockholders' equity                                         71,284              64,831
                                                                       ---------------     ---------------
             Total liabilities and stockholders' equity                       $105,399             $97,115
                                                                       ===============     ===============


   The accompanying notes are an integral part of the financial statements.

                         THE BOSTON BEER COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                                     For the Years Ended
                                                                      ------------------------------------------------
                                                                      December 27,       December 28,     December 31,
                                                                          1997               1996             1995
                                                                          ----               ----             ----
Sales                                                                       $209,490         $213,879         $169,362
Less excise taxes                                                             25,703           22,763           18,049
                                                                      --------------     ------------     ------------
          Net sales                                                          183,787          191,116          151,313
Cost of sales                                                                 89,998           95,786           73,847
                                                                      --------------     ------------     ------------
          Gross profit                                                        93,789           95,330           77,466

Operating expenses:
Advertising, promotional and selling expenses                                 69,537           70,131           60,461
General and administrative expenses                                           11,666           12,042            7,585
                                                                      --------------     ------------     ------------
          Total operating expenses                                            81,203           82,173           68,046
                                                                      --------------     ------------     ------------
Operating income                                                              12,586           13,157            9,420

Other income (expense):
Interest income                                                                1,772            1,932              452
Interest expense                                                                (759)            (236)            (250)
Other income, net                                                               (318)              18              757
                                                                      --------------     ------------     ------------
          Total other income                                                     695            1,714              959

Income before income taxes                                                    13,281           14,871           10,379
Provision (benefit) for income taxes                                           5,723            6,486           (2,195)
                                                                      --------------     ------------     ------------
Net income                                                                  $  7,558         $  8,385         $ 12,574
                                                                      ==============     ============     ============

Pro forma data (unaudited) (Note B):
Income before pro forma income taxes                                                                            10,379
Pro forma income tax expense                                                                                     4,483
                                                                                                          ------------
Pro forma net income                                                                                          $  5,896
                                                                                                          ============

Net income per common share - basic                                         $   0.37         $   0.42         $   0.35 (1)
                                                                      ==============     ============     ============
Net income per common share - diluted                                       $   0.37         $   0.41         $   0.33 (1)
                                                                      ==============     ============     ============

Weighted average number of common shares - basic                              20,324           19,970           16,991 (1)
                                                                      ==============     ============     ============
Weighted average number of common shares - diluted                            20,490           20,352           17,906 (1)
                                                                      ==============     ============     ============

(1)  Pro forma, (unaudited) (see Note B).

   The accompanying notes are an integral part of the financial statements.

                         THE BOSTON BEER COMPANY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the three years ended December 27, 1997,
                   December 28, 1996, and December 31, 1995
                                (in thousands)

                                                                            Total      Class A   Class B
                                        General    Limited     Unearned    Partners'   Common    Common
                                        Partner    Partner   Compensation   Equity     Stock     Stock
                                        -------    -------   ------------  ---------   ------    ------
Balance December 31, 1994                   232      6,368                   6,600

Net income - January 1 through            2,694      8,252                  10,946
 November 20, 1995 allocated
 to the Partnership,
 thereafter to the Company
Partner distributions                    (4,712)   (14,343)                (19,055)
Conversion of incentive/                             4,763       (618)       4,145
 investment stock plans
 to stock option/purchase plans
Stock options issued                                   141       (141)           -
Amortization of unearned                                          250          250
 compensation expense
Contributed capital upon                  1,786     (5,181)       509       (2,886)     $  125     $   41
 recapitalization
Common stock issued                                                                         31
                                       -------------------------------------------------------------------
Balance December 31, 1995                     -          -          -            -         156         41

Net income
Unearned compensation
 on stock options granted
Forfeiture of unvested
 stock options
Stock options exercised                                                                      4
Tax benefit related to exercise
 of employee stock options
Proceeds from sale under stock
 purchase plan
Repurchase of shares under employee
 investment and incentive share plans
Amortization of unearned
 compensation expense
Unrealized loss on short
 term investments
Unrealized gain on forward exchange
 contract
                                       -------------------------------------------------------------------
Balance December 28, 1996                     -          -          -            -         160         41

Net income
Unearned compensation
 on stock options granted
Stock options exercised                                                                      3
Amortization of unearned
 compensation expense
Unrealized loss on short
 term investments
Unrealized loss on forward exchange
 contract
                                       -------------------------------------------------------------------
Balance December 27, 1997                  $  -       $  -       $  -         $  -      $  163      $  41




                                           Additional                                                       Total
                                            Paid in        Unearned         Unrealized       Retained    Stockholders
                                            Capital      Compensation      Gains/Losses      Earnings       Equity
                                           ----------    ------------      ------------      --------    ------------
Balance December 31, 1994

Net income - January 1 through                                                               $  1,628          1,628
 November 20, 1995 allocated
 to the Partnership,
 thereafter to the Company
Partner distributions
Conversion of incentive/
 investment stock plans
 to stock option/purchase plans
Stock options issued
Amortization of unearned
 compensation expense
Contributed capital upon                      3,822       $  (509)                                              3,479
 recapitalization
Common stock issued                          49,660                                                            49,691
                                         -------------------------------------------------------------------------------
Balance December 31, 1995                    53,482          (509)                              1,628          54,798

Net income                                                                                      8,385           8,385
Unearned compensation
 on stock options granted                       157          (157)                                                  -
Forfeiture of unvested
 stock options                                 (144)          144                                                   -
Stock options exercised                         556                                                               560
Tax benefit related to exercise
 of employee stock options                    1,376                                                             1,376
Proceeds from sale under stock
 purchase plan                                   40                                                                40
Repurchase of shares under employee
 investment and incentive share plans          (103)                                                             (103)
Amortization of unearned
 compensation expense                            27           159                                                 186
Unrealized loss on short
 term investments                                                               (442)                            (442)
Unrealized gain on forward exchange
 contract                                                                         31                               31
                                         -------------------------------------------------------------------------------
Balance December 28, 1996                    55,391          (363)              (411)          10,013          64,831

Net income                                                                                      7,558           7,558
Unearned compensation
 on stock options granted                       430          (430)                                                  -
Stock options exercised                         574                                                               577
Amortization of unearned
 compensation expense                            50           370                                                 420
Unrealized loss on short
 term investments                                                             (1,781)                          (1,781)
Unrealized loss on forward exchange
 contract                                                                       (321)                            (321)
                                         -------------------------------------------------------------------------------
Balance December 27, 1997                   $56,445      $   (423)         $  (2,513)       $  17,751       $  71,284


   The accompanying notes are an integral part of the financial statements.

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                                     Years ended
                                                                                ---------------------------------------------------
                                                                                 December 27,       December 28,       December 31,
                                                                                     1997               1996               1995
                                                                                     ----               ----               ----
Cash flows from operating activities:
 Net income                                                                          $  7,558           $  8,385        $ 12,574 (1)

 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                         4,501              3,030           1,565
  (Gain) loss on disposal of fixed asset                                                  (23)                (4)             38
  Bad debt expense (recovery)                                                            (617)             1,832            (557)
  Stock option compensation expense                                                       420                186             250
  Changes in assets & liabilities:
  Accounts receivable                                                                     313             (1,921)         (5,473)
  Inventory                                                                               287             (3,722)         (1,525)
  Prepaid expenses                                                                     (2,995)              (799)             64
  Other current assets                                                                  2,253             (1,993)           (753)
  Deferred taxes                                                                        1,642               (331)         (2,195)
  Other assets                                                                            727               (743)         (2,459)
  Accounts payable                                                                     (8,227)             7,990            (666)
  Accrued expenses                                                                      1,144              3,853           1,577
                                                                                -------------      -------------   -------------
       Total adjustments                                                                 (575)             7,378         (10,134)
                                                                                -------------      -------------   -------------

       Net cash provided by operating activities                                        6,983             15,763           2,440
                                                                                -------------      -------------   -------------

Cash flows for investing activities:
 Acquisition of certain assets of the Schoenling Brewery Company                       (4,438)                 -               -
 Purchases of fixed assets                                                            (15,286)           (11,359)         (4,268)
 Proceeds on disposal of fixed assets                                                      23                  4              45
 Net (purchases) maturities of government securities                                   (1,642)             2,648         (27,027)
 Purchase of marketable securities                                                          -             (4,286)              -
 Purchases of restricted investments                                                     (625)            (1,225)           (612)
 Maturities of restricted investments                                                   1,236              1,216             615
                                                                                -------------      -------------   -------------
         Net cash used in investing activities                                        (20,732)           (13,002)        (31,247)
                                                                                -------------      -------------   -------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                                     -                  -          49,691
 Proceeds from exercise of stock option plans                                             577                560               -
 Proceeds from sale under stock purchase plan                                               -                 40               -
 Repurchase of shares under employee investment and
  incentive share plans                                                                     -               (103)              -
 Principal payments on long-term debt                                                  (1,875)               (75)            (50)
 Net Borrowings under Term Loan                                                        10,000                  -               -
 Partners' distributions                                                                    -                  -         (19,055)
                                                                                -------------      -------------   -------------
        Net cash provided by financing activities                                       8,702                422          30,586
                                                                                -------------      -------------   -------------

Net increase (decrease) in cash and cash equivalents                                   (5,047)             3,183           1,779

Cash and cash equivalents at beginning of period                                        5,060              1,877              98
                                                                                -------------      -------------   -------------
Cash and cash equivalents at end of period                                           $     13           $  5,060        $  1,877
                                                                                =============      =============   =============
Supplemental disclosure of cash flow information:
 Interest paid                                                                       $    687           $    224        $    252
 Taxes paid                                                                          $  7,243           $  5,992               -
                                                                                =============      =============   =============

(1) Net income for the fiscal year ended December 31, 1995 is before pro forma income taxes. See Note B.


   The accompanying notes are an integral part of the financial statements.

                         THE BOSTON BEER COMPANY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation:

The Boston Beer Company, Inc. (the "Company"), is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and in select international markets. On November 20, 1995, in connection with the initial public offering of the Company's stock effected that date, the non-corporate limited partners transferred their respective partnership interests to the Company and the owners of the general partner and corporate limited partners transferred their respective ownership interests in such entities to the Company. In exchange, the transferors received an aggregate of 16,641,740 shares of the Company's common stock on a pro rata basis, based on their then respective percentage equity interests in the Partnership. The aforementioned transactions are collectively referred to hereinafter as the "Recapitalization."

B.   Summary of Significant Accounting Policies:

Fiscal Year

Effective in fiscal 1996, the Company changed its fiscal year to end on the last Saturday in December. The impact on the last two years of operations was not material.

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

Short Term Investments and Restricted Investments

Short term investments consist primarily of marketable equity securities and money market funds backed by U.S. Government securities. All short term investments have been classified as available-for-sale and are reported at fair value with unrealized gains and losses included in stockholders' equity. Fair value is based on quoted market prices as of December 27, 1997.

Restricted investments consisted solely of the unexpended proceeds from the $2,200,000 loan the Company took out in 1988 with the Massachusetts Industrial Finance Authority ("MIFA"). The loan was paid in full in 1997.

Inventories

Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Risks & Uncertainties

The Better Beer segment is an extremely competitive environment and the Company faces competition from many companies considerably larger and with more resources than the Company. As the industry continues to consolidate the historical growth rate of the Company may not be maintained and price pressures may reduce the revenue the Company may earn. Packaging and raw material prices may also increase and because of the competitive market place the Company may not be able to pass these increases on. The continued supply of raw materials could also be affected since they are mainly agricultural and supply may be effected by many reasons.

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

   Kegs                              3 to 5 years
   Office equipment and furniture    3 to 5 years
   Leasehold improvements            5 years, or the life of the lease,
                                     whichever is shorter
   Plant and equipment               10 to 20 years

Deposits

The Company recognizes a liability for estimated refundable deposits in kegs and for unclaimed deposits on bottles which are subject to state regulations. Total redemption's associated with reusable bottles during the years ended December 27, 1997, December 28, 1996, and December 31, 1995 were $2,284,000, $3,053,000, and $1,441,000 respectively.

Fair Value of Financial Instruments

The carrying amount of the Company's long term debt, including current maturities, approximates fair value because the interest rates on these instruments change with market interest rates. The carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short term maturity of these instruments.

Advertising and Sales Promotions

Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the years ended December 27, 1997, December 28, 1996, and December 31, 1995, were $33,469,000, $35,730,000, and $35,039,000 respectively.

Purchase Commitments

The Company recognizes losses on hop purchase commitments when amounts from the sale price of the related product are expected to be less than the cost of the product. The Company has not historically experienced any losses related to hop purchase commitments.

Forward Exchange

Unrealized gains and losses on contracts designated as hedges of existing purchase commitments are recorded as exchange rates change and are recorded as a component of Stockholders' Equity. Realized gains and losses are recognized when the contracts are exercised.

The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in German Marks, English Pounds and French Francs. The gains and losses relating to these foreign currency exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

B.   Summary of Significant Accounting Policies (Continued):

Income Taxes

The Company records income taxes under the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates for the taxable years in which those differences are expected to reverse.

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

Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for stock options. Statement of Financial Accounting Standards No. 128 "Earnings Per Share", requires dual presentation of basic and diluted EPS. SFAS 128 has been adopted in the Company's 1997 financial statements with comparable disclosures for the prior years.

Pro Forma Earnings Per Share (unaudited)

Pro forma earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period (assuming a conversion of partnership units for the period prior to the Recapitalization), and an additional 3,109,279 shares issued during November 1995 in connection with the Company's initial public offering. In addition, pursuant to the rules of the Securities and Exchange Commission, approximately 273,000 shares in 1995 have been included in the share calculation representing distributions in excess of net income. The calculation includes 686,000 common equivalent shares for the year ended December 31, 1995, using the treasury stock method.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1998. Reclassification for earlier periods is required for comparative purposes. While this pronouncement will effect additional disclosure, the statement will not have an impact on its financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the manner in which public companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending 1998.

Reclassifications

Beginning in 1996, certain expenses which were previously classified as general and administrative expenses were reclassified as advertising, promotional, and selling expenses. All financial information has been restated to conform with the 1996 presentation. Certain other prior year amounts have also been reclassified to conform with the current year's presentation.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

C.   Acquisition of certain assets of the Schoenling Brewery Company:

Effective March 1, 1997, the Company acquired all of the equipment and other brewery related personal property of an independent brewing company located in Cincinnati, Ohio at a purchase price of approximately $4,438,000, which approximates the fair value of the assets purchased. The Company believes this acquisition will complement the contract breweries currently utilized by giving the Company greater flexibility for brewing production and adding to the existing brewing capacity. The Cincinnati Brewery is currently managed by the Samuel Adams Brewery Company, Ltd., a wholly owned affiliate of the Company. The results of operations of the Samuel Adams Brewery Company, Ltd., since the date of acquisition, are included in the accompanying consolidated financial statements. The pro forma effect of this acquisition was immaterial.

D.   Short Term Investments:

Short term investments consist of a marketable security having a cost of $4,286,000 and a market value of $2,063,000 in 1997 and $3,844,000 in 1996, which results in an unrealized loss of $2,223,000 in 1997 and $442,000 in 1996. The Company also has investments in money market funds backed by U.S. Government securities having a cost of $33,725,000 and $32,082,000 at December 27, 1997 and December 28, 1996, respectively, which approximates fair value.

E.   Inventories:

                                        December 27,  December 28,
                                        ------------  ------------
                                           1997           1996
                                           ----           ----
                                              (in thousands)

Raw material, principally hops            $12,481       $12,677
Work in process                               511             -
Finished goods                                683           325
                                          -------       -------
                                          $13,675       $13,002
                                          =======       =======

F.   Equipment and Leasehold Improvements:

                                        December 27,  December 28,
                                        ------------  ------------
                                            1997         1996
                                            ----         ----
                                              (in thousands)

Kegs and equipment                        $32,929       $16,457
Office equipment and furniture              4,257         3,527
Leasehold improvements                      2,466         1,059
                                          -------       -------
                                          $39,652       $21,043
Less accumulated depreciation              10,871         6,412
                                          -------       -------
                                          $28,781       $14,631
                                          =======       =======

The Company recorded depreciation expense related to these assets of $4,501,000, $2,886,000, and $1,565,000 for the years ended December 27, 1997, December 28, 1996, and December 31, 1995, respectively.

G.   Accrued Expenses:
                                        December 27   December 28,
                                        -----------   ------------
                                           1997          1996
                                           ----          ----
                                             (in thousands)

Advertising                              $ 4,835        $ 4,019
Keg deposits                               2,245          1,813
Employee wages and reimbursements          2,506          1,906
Point of sale related accruals             1,499          1,288
Other accrued liabilities                  2,685          3,600
                                         -------        -------
                                         $13,770        $12,626
                                         =======        =======

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

H.   Long-Term Debt and Line of Credit:

During 1988, the Company entered into a $2,200,000 loan with the Massachusetts Industrial Finance Authority ("MIFA"). As of December 28, 1996, $1,875,000 was outstanding. During 1997, the Company paid off the loan in full.

On March 21, 1997, the Company entered into a credit agreement to increase its existing $14,000,000 line of credit to $15,000,000 ("the $15,000,000 line") and to establish an additional $30,000,000 line of credit ("the $30,000,000 line"). On March 31, 1999, the $15,000,000 line expires and the balance outstanding under the $30,000,000 line converts to a term note. Principal payments on the term note are payable in twenty quarterly installments, with the final payment due at maturity, December 31, 2003. Through March 31, 1999, interest is payable either quarterly or upon expiration on terms of 30, 60 or 90 days at the Prime Rate (8.50% and 8.25% at December 27, 1997 and December 28, 1996, respectively) or the applicable Adjusted Libor Rate plus .50%, respectively. After March 31, 1999, interest on the term note is payable quarterly at either the Prime Rate or the applicable Adjusted Libor Rate plus .75%.

As of December 27, 1997, $ 0 and $10,000,000 are outstanding under the $15,000,000 and $30,000,000 lines, respectively. The Company must pay a commitment fee of .15% per annum on the average daily unused portion of the total $45,000,000 commitment. Additionally, the Company is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. As of December 28, 1996 the Company had no borrowings outstanding under the line of credit.

I.   Income Taxes:

Income Taxes

Effective with the Recapitalization described in Note A, the Company became subject to federal and state income taxes. The historical income tax benefit reflects the recording of a one-time tax benefit of $1,960,000 upon the change in tax status of the entity as required by SFAS 109, and a tax benefit of $235,000 for the period from November 21 to December 31, 1995. Significant components of the Company's deferred tax assets and liabilities as of December 27, 1997 and December 28, 1996 are as follows:

                                                                                     (In thousands)
                                                            1997                                1996
                                                         ----------------------------------  --------------------------------
                                                          Current      Long-Term    Total      Current   Long-Term    Total
Total
-----
Deferred tax assets:
  Incentive/investment unit and option plan                   $   11     $   892   $   903      $   11      $1,052    $1,063
  Accrued expenses not currently deductible                    1,160           -     1,160         943           -       943
  Reserves                                                     1,253           -     1,253       1,828           -     1,828
  Deferred Compensation                                            -         117       117           -          90        90
  Other                                                          (94)          8       (86)        250          (2)      248
                                                         --------------------------------------------------------------------

         Total deferred tax assets                             2,330       1,017     3,347       3,032       1,140     4,172

Deferred tax liabilities:
  Depreciation                                                     -      (1,693)   (1,693)          -        (814)     (814)
  Tax installment sale                                           (64)       (113)     (177)        (64)       (175)     (239)
                                                         --------------------------------------------------------------------

         Net deferred tax assets                              $2,266     $  (789)  $ 1,477      $2,968      $  151    $3,119
                                                        =====================================================================


Based upon prior earnings history and expected future taxable income, the Company does not believe that a valuation allowance is required for the net deferred tax asset.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

I.   Income Taxes: (Continued):

Significant components of the income tax provision (benefit) for income taxes for the years ended December 27, 1997 and December 28, 1996 are as follows:


                                                      (In thousands)
                                                     1997        1996
                                                   --------    --------
Current:
   Federal                                          $3,096      $5,261
   State                                               985       1,556
                                                   -------     -------
Total Current                                        4,081       6,817

Deferred:
   Federal                                           1,286        (251)
   State                                               356         (80)
                                                   -------     -------
Total deferred                                      $1,642      $ (331)
                                                   -------     -------
Total income tax expense (benefit)                  $5,723      $6,486
                                                   =======     =======


                                                        1997      1996
                                                      --------  --------
Statutory rate                                         35.00%    35.00%
State income tax, net of federal benefit                6.57%     6.50%
Meals & Entertainment                                   2.62%     1.83%
Other                                                  -1.10%     0.27%
                                                      --------  --------
                                                       43.09%    43.60%
                                                      ========  ========

J.   Commitments and Contingencies:

Purchase Commitments

In the normal course of business, the Company has entered into various supply agreements with brewing companies. These agreements are cancelable by the Company and by the brewing companies with advanced written notice. Title to beer products brewed under these arrangements remains with the brewing company until shipped by it and accordingly, the liquid is not reflected as inventory by the Company in the accompanying financial statements. The Company is required to reimburse the supplier for all unused material and beer products on termination of the agreements and under certain conditions to purchase excess materials. At December 27, 1997, there was approximately $3,180,000 of material and beer products in process at the brewing companies which had not yet been transferred to the Company. Purchases under these agreements for the years ended December 27, 1997, December 28, 1996, and December 31, 1995 were approximately $43,075,000, $57,766,000, and $41,199,000, respectively. The reduction of purchases under the agreements are attributed to production being done at the Samuel Adams Brewery Company.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which expire at various dates through 2004, specify both the quantities and prices the Company is committed to. The prices are denominated in German marks and English pound sterling. The amount of the hop commitments outstanding at December 27, 1997 in U.S. dollars, is $43,337,000. Purchases under these contracts for the years ended December 27, 1997, December 28, 1996, and December 31, 1995 were approximately $8,908,000, $10,000,000, and $5,924,000 respectively. The performance of the dealers under such contracts may be materially affected by factors such as adverse weather, the imposition of export restrictions and changes in currency exchange rates resulting in increased prices.

At December 27, 1997, the Company had outstanding purchase commitments of approximately $9,300,000 principally related to capital expenditures and advertising expenditures. There is a possibility the Company could expend additional capital investments at the brewing locations in the approximate range of $25,000,000 during 1998.

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

J.      Commitments and Contingencies (Continued):

Lease Commitments

The Company has various operating lease agreements primarily involving real estate. Terms of the leases include purchase options, renewals, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2009.


Minimum annual rental payments under these agreements are as follows:

                                                       (in thousands)

    1998........................................         $  791
    1999........................................            789
    2000........................................            785
    2001........................................            644
    2002........................................            220
    Thereafter..................................          1,182
                                                         ------
                                                         $4,411
                                                         ======

Rent expense for the years ended December 27, 1997, December 28, 1996, and December 31, 1995 was approximately $760,000, $512,000, and $340,000 respectively.

Distribution

The Company's two largest distributors combined accounted for approximately 8% of the Company's net sales.

License Agreement

The Company signed a contract in March, 1996, with a major beverage company with respect to a transaction in which that company will license and sell a new craft brew beer whose trademark and trade names are owned by the Company. The Company has expensed approximately $805,000 and $1,435,000 during 1997 and 1996, respectively, and does not expect to spend any additional money on this project. The agreement also sets forth the circumstances in which the relationship can be terminated and the terms on which rights to the product will revert to the Company or may be reacquired by the Company, as well as the royalty payments which are to be received beginning in 1998. These payments are not expected to be material.

Litigation

In early 1996, Boston Brewing Company, Inc. ("Boston Brewing"), an affiliate of both Boston Beer Company Limited Partnership and The Boston Beer Company, Inc., had an action filed against it in a court in England by one of its distributors. The action was settled in 1997 and was not material.

In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

K.      Common Stock:

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

K.      Common Stock: (Continued):

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

Stock Compensation Plan

The Company's Employee Equity Incentive Plan (the "Equity Plan") was amended effective December 19, 1997. The equity plan was the successor to the Partnership's 1995 Management Option Plan, which was, in turn, the successor to a series of the Partnership's Incentive Share Plans. In connection with the Recapitalization, the grants under the Partnership's Incentive Share Plans, as adjusted for the one and one half conversion of partnerships units, became grants to acquire Class A Common Stock. On October 20, 1997 and December 19, 1997, respectively, the Equity Plan was amended to delete the provision which allowed management options to be granted at $.01 per share and to add an additional 1,000,000 authorized shares to the Equity Plan.

The Plan permits the grant of discretionary options and investment shares. The Plan is administered by the Board of Directors, based on recommendations received from the Compensation Committee of the Board of Directors. The Compensation Committee consists of non-employee directors.

The Committee may also grant to eligible employees discretionary options to acquire shares of Class A Common Stock upon such terms and conditions, including exercise price, as the Committee shall determine.

Information related to the options granted under the Equity Plan is as follows:

                                                                  Weighted
                                                                  Average
                                                        Option    Exercise
                                         Shares          Price      Price
                                     ----------  -------------   ----------
Outstanding at December 31, 1995      1,002,677    $.01 - 14.00  $   4.40
Granted                                 403,729    $.01 - 25.56  $  13.15
Canceled                                (10,749)   $.01 - 20.00  $   2.19
Exercised                              (264,530)   $.01 - 20.00  $   2.45
                                      ---------    ------------  --------
Outstanding at December 28, 1996      1,131,127    $.01 - 25.56  $   8.00
Granted                                 267,857    $.01 -  9.53  $   9.25
Canceled                                (61,314)   $.01 - 25.56  $  15.31
Exercised                              (369,958)   $.01 -  2.00  $   1.65
                                      ---------    ------------  --------
Outstanding at December 27, 1997        967,712    $.01 - 25.56  $  10.32

As of December 27, 1997, 292,364 stock options were exercisable.

The Equity Plan also permits Company employees who have been with the Company for at least one year to invest up to ten percent of their annual earnings in Class A Common Stock ("Investment Shares"). The price at which Investment Shares are issued to participating employees is at a discount from current market value of from 0% to 40% based on the employee's tenure with the Company. These shares vest ratably over a five year period. At December 27, 1997 and December 28, 1996, there were 23,766 and 66,249 investment shares issued and outstanding, of which 11,340 and 55,269 shares were vested.

Prior to the Recapitalization, the Partnership had various other employee investment unit plans in which eligible employees could purchase the economic equivalent of partnership units at not less than 60% of the unit value. The total expense recognized for the years ended December 31, 1995 and 1994, approximated $20,000 representing all discount amortized over the related vesting period.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

K.      Common Stock: (Continued):

Upon Recapitalization, the investment units were replaced with 67,731 investment shares. Effective with the issuance of the shares, approximately $411,000 of the investment unit plan accrued liability recorded was reclassified as equity in consideration of the stock issued.

The Company has reserved 1,085,812 and 235,594 shares of Class A Common Stock for issuance pursuant to the Equity Plan at December 27, 1997 and December 28, 1996, respectively.

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

                    (in thousands, except per share amounts)

                                  1997                          1996
                         ------------------------   ----------------------------
                                     Earnings Per                   Earnings Per
                                     ------------                   ------------
                         Net Income     Share       Net Income         Share
                         ----------     -----       ------------       -----

As Reported - Basic          $7,558     $0.37        $8,385            $0.42
As Reported - Diluted        $7,558     $0.37        $8,385            $0.41

Pro forma - Basic            $7,117     $0.35        $8,305            $0.42
Pro forma - Diluted          $7,117     $0.35        $8,305            $0.41

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of from 5.5 years to 6.5 years for stock options, expected volatility of 45%, a dividend yield of 0%, and a risk-free interest rate that ranges from 5.43% to 7.79%, depending upon the term of the respective stock options. The weighted average fair value of stock options granted in 1997 and 1996 was $5.46 and $7.06, respectively.

Because some options vest over several years and additional awards may be made each year, the pro-forma amounts above may not be representative of the effects on net income for future years.

In 1997, there were no options granted with an exercise price that exceeded fair value. In 1997, there were 7,857 management options granted, net of forfeiture, at an exercise price of $.01 per share, which was less than fair value. Therefore, the weighted average exercise price of these grants were $.01. In 1996, there were 10,000 discretionary options granted with an exercise price that exceeded fair value, and the weighted average exercise price of this single option grant was $25.56.

The following table summarizes information about stock options outstanding at December 27, 1997:

                       Options Outstanding                                   Options Exercisable
------------------------------------------------------------------      -----------------------------

                                Weighted-Average
                                   Remaining
Range of             Number       Contractual     Weighted-Average        Number     Weighted-Average
Exercise Prices    Outstanding        Life         Exercise-Price       Exercisable   Exercise Price
-----------------  -----------  ----------------  ----------------      -----------  ----------------

$  .01-$ 2.50          117,829      4 years            $  .32               91,965            $  .41
$ 7.00-$16.00          814,883     10 years            $11.44              186,149            $11.37
$17.00-$23.00           35,000      9 years            $20.08               14,250            $19.20
                       -------                                          ----------
 Total                 967,712                                             292,364
                       =======                                          ==========

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

K.      Common Stock: (Continued):

During 1997 and 1996, there were 0 and 2,577 shares, respectively, granted and exercised pursuant to the terms of the Company's Investment Share Program under the Equity Plan. The weighted average grant price for grants made in 1996 was $15.26. As of December 28, 1996, the number of restricted shares was 16,399.

The Company recognized compensation expense of $420,000 and $186,000 under the described programs for the years ending December 27, 1997 and December 28, 1996, respectively.

L.      Financial Instruments:

During 1997 the Company entered into forward exchange contracts to reduce exposure to currency movements affecting existing foreign currency denominated firm commitments. At the time the Company entered into the foreign exchange contracts, those contracts' durations matched the duration of the currency position. The future value of the contracts and the related currency position are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The carrying amounts of the contracts and the unrealized gain
(loss) recognized as a component of Stockholders' Equity totaled $9,254,000 and ($290,000) respectively, at December 27, 1997 versus $1,195,000 and $31,070, respectively, at December 28, 1996. Fair value of the contracts approximates the carrying value adjusted for gains and losses.

M.      Related Party Transactions:

The Company has a deferred compensation agreement with its Chief Financial Officer which calls for specific payments upon retirement on or after April 1, 2000 with pro-rated annual payments called for upon early retirement. The Company has expensed approximately $61,000, $59,000, and $56,000 for the three years ended December 27, 1997, December 28, 1996 and December 31, 1995, respectively.

N.      401 (k) Savings Plan and Multi Employer Benefit Plans:

During 1993, the Company established the Boston Beer Company 401(k) Savings Plan (the "Plan"). The Plan is a defined contribution plan which covers substantially all of the Company's employees. Participants may make voluntary contributions of their annual compensation. The Company made contributions to the Plan in each of the three years ended December 27, 1997, December 28, 1996, and December 31,1995 of $356,000, $280,000, and $175,000 respectively.

Certain hourly paid workers in Cincinnati are covered by the Samuel Adams Local Union #1199 Defined Benefit Pension Plan. The Company contributes approximately $50,000 per year to this plan. Certain hourly paid workers in Cincinnati are also covered by two Multi Employer Retirement Plans. The Company contributes approximately $20,000 per year to these plans.

O.      Sale of Distribution Rights:

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

P.      Valuation and Qualifying Accounts:

The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 27, 1997, December 28, 1996, and December 31, 1995 is as follows:

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

P.      Valuation and Qualifying Accounts: (Continued):

                                              Additions
                                 Balance at   Charged to    Net          Balance
                                 Beginning    Costs and    Additions    At End
                                 of Period    Expenses    (Deductions)  of Period
                                 ----------   ----------  ------------  ----------
                                                  (in thousands)
Allowance for Doubtful Accounts
   1995                            $  182         107          (114)         175
   1996                               175       1,832           (77)       1,930
   1997                             1,930        (617)         (160)       1,153


Inventory Reserves
   1995                            $  248         782        (1,014)          16
   1996                                16       2,860          (386)       2,490
   1997                             2,490         271          (704)       2,057

Deductions from allowance for doubtful accounts represent the write-off of uncollectable balances whereas deductions from inventory reserves represent inventory destroyed in the normal course of business.

Q.      Net Income per Share:

The following table sets forth the computation of basic and diluted earnings per share:

                                                                       (in thousands)

                                                                    1997     1996     1995

Net income.....................................................  $ 7,558  $ 8,385  $ 5,896
                                                                 -------  -------  -------

Shares used in net income per common share - basic.............   20,324   19,970   16,991
  Dilutive effect on common equivalent shares .................      166      382      915
                                                                 -------  -------  -------
Shares used in net income per common share - diluted...........   20,490   20,352   17,905

Net income per common share - basic............................  $  0.37  $  0.42  $  0.35
                                                                 =======  =======  =======
Net income per common share - diluted..........................  $  0.37  $  0.41  $  0.33
                                                                 =======  =======  =======

Item 9.    Changes in and Disagreements with Accountants on Financial
           Disclosures

           None.

                                   PART III


Item 10.   Director and Executive Officers of the Registrant

           The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 2, 1998.

Item 11.   Executive Compensation

           The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 2, 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 2, 1998.

Item 13.   Certain Relationships and Related Transactions

           The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 2, 1998.


                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)(1) Consolidated Financial Statements

           The following consolidated financial statements of The Boston Beer Company, Inc. are included in Item 8 of Part II of this report:

           Report of Independent Accountants on page 20 of this report

           Consolidated Balance Sheets at December 27, 1997 and December 28, 1996 on page 21 of this report

           Consolidated Statements of Income for the Years Ended December 27, 1997, December 28, 1996, and December 31, 1995 on page 22 of this report

           Consolidated Statements of Stockholders' Equity for the Years Ended December 27, 1997, December 28, 1996, and December 31, 1995 on page 23 of this report

           Consolidated Statements of Cash Flows for the Years Ended December 27, 1997, December 28, 1996, and December 31, 1995 on page 24 of this report

           Notes to Consolidated Financial Statements on pages 25 to 35 of this report

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued):

           (a)(2) Financial Statement Schedule

           The following financial statement schedule is included in this report.

                   Schedule II -- Valuation and Qualifying Accounts on page 35.

           The Report of Independent Accountants is included on page 20 of this report.

           All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are not applicable and, therefore, have been omitted.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued):

           (a)(3)  Exhibits

           The following is a list of exhibits filed as part of this report:

    Exhibit No.                                Title
    -----------                                -----

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

       10.8 Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders.

      +10.10 Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-96164).

      +10.11 Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-96164).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued):

                           Exhibit Index (Continued)

    Exhibit No.                                Title
    -----------                                -----

      +10.12 Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-96164).

       10.13 Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to
                             Exhibit 10.12 to the Company's Registration
                             Statement No. 33-96162).

      +10.14 Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement Registration Statement No. 33-96164).

      +10.15 Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-96164).

       10.16 Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-96162).

      +10.17 Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-96162).

       10.18 Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995).

       10.19 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit
                             10.18 to the Company's Registration Statement No. 33-96164).

       10.20                 1996 Stock Option Plan for Non-Employee Directors.

      +10.21 Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997.

      +10.22 Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997.

      +10.23 Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996.

       10.24 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company's Form 10-Q, filed on May 12, 1997).

      +10.25 Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company's Form 10-Q, filed on August 11, 1997).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued):

                           Exhibit Index (Continued)

    Exhibit No.                                Title
    -----------                                -----

     *+10.26 Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc.

     *+10.27 Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998,
                             February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc.

     *+10.28 Employee Equity Incentive Plan, as amended and effective on December 19, 1997.

     *+10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997.

      *11                    Schedule of Computation of Pro Forma Earnings Per
                             Share.

      *21.1                  List of subsidiaries of The Boston Beer Company,
                             Inc.

      *23.1 Consent of Coopers and Lybrand L.L.P., independent accountants with respect to the Partnership, as
                             Exhibit 24 to this report.

      *27                    Financial Data Schedule (electronic filing only).

                             * Filed with this report.

                             + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th of March, 1998.



                                             THE BOSTON BEER COMPANY, INC.

                                             /s/ C. JAMES KOCH
                                             -------------------------
                                             C. James Koch
                                             President


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


   Signature                         Title                             Date


   /s/ C. JAMES KOCH            President, Chief Executive Officer,
                                Clerk and Director (principal
                                executive officer)

   /s/ ALFRED W. ROSSOW, JR     Treasurer, Chief Financial Officer
                                (principal financial and
                                accounting officer and Director)


   /s/ RHONDA L. KALLMAN        Director


   /s/ CHARLES JOSEPH KOCH      Director


   /s/ PEARSON C. CUMMIN, III   Director


   /s/ JAMES C. KAUTZ           Director


   /s/ JOHN B. WING             Director