Form 10-Q
period 1998-03-28
BOSTON BEER CO INC
filed 1998-05-08
CIK 949870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 28, 1998

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

                              Yes     X     No
                                     ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998:

   CLASS A COMMON STOCK, $.01 PAR VALUE                   16,381,561
   Class B Common Stock, $.01 par value                    4,107,355
    (Title of each class)                             (Number of shares)

                         THE BOSTON BEER COMPANY, INC.
                                   FORM 10-Q

                                QUARTERLY REPORT
                                 MARCH 28, 1998

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                 PAGE

    Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets
              March 28, 1998 and December 27, 1997                 3

              Consolidated Statements of Operations for the
              Three Months Ended March 28, 1998 and
              March 29, 1997                                       4

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 28, 1998 and
              March 29, 1997                                       5

              Notes to Consolidated Financial Statements           6-7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations        8-9

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                    10

    Item 2.   Changes in Securities                                10

    Item 3.   Defaults Upon Senior Securities                      10

    Item 4.   Submission of Matters to a Vote of
              Security Holders                                     10

    Item 5.   Other Information                                    10

    Item 6.   Exhibits and Reports on Form 8-K                     10-13

SIGNATURES                                                         14


                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                             March 28,                   December 27,
                                                                               1998                          1997
                                                                     ----------------------       -----------------------
ASSETS
     Current Assets:
          Cash and cash equivalents                                         $    295                       $     13
          Short term investments                                              36,132                         35,787
          Accounts receivable                                                 21,288                         17,636
          Allowance for doubtful accounts                                     (1,150)                        (1,153)
          Inventories                                                         12,655                         13,675
          Prepaid expenses                                                     1,645                          4,344
          Deferred income taxes                                                2,266                          2,266
          Other current assets                                                 1,378                          1,308
                                                                     ---------------                   ------------
             Total current assets                                             74,509                         73,876

          Equipment and leasehold improvements, at cost                       41,850                         39,652
          Accumulated depreciation                                           (12,096)                       (10,871)
          Other assets                                                         2,663                          2,742
                                                                     ---------------                   ------------
             Total assets                                                   $106,926                       $105,399
                                                                     ===============                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable                                                  $  7,925                       $  9,556
          Line of credit                                                       1,517                              -
          Accrued expenses                                                    10,913                         13,770
                                                                     ---------------                   ------------
             Total current liabilities                                        20,355                         23,326

    Long-term debt, less current maturities                                   10,000                         10,000

    Long-term deferred taxes                                                     789                            789

     Stockholders' Equity:
          Class A Common Stock, $.01 par value;
          20,300,000 shares authorized; 16,376,829 and
          16,337,744
          issued and outstanding as of March 28, 1998 and
          December 27, 1997, respectively                                        164                            163
          Class B Common Stock, $.01 par value;
          4,200,000 shares authorized; 4,107,355
          issued and outstanding as of March 28, 1998 and
          and December 27, 1997                                                   41                             41
          Additional paid-in-capital                                          56,518                         56,445
          Unearned compensation                                                 (330)                          (423)
          Unrealized loss on investments in marketable                             -                         (2,223)
          security
          Unrealized loss on forward exchange contract                          (258)                          (290)
          Retained earnings                                                   19,647                         17,571
                                                                     ---------------                   ------------
             Total stockholders' equity                                       75,782                         71,284
                                                                     ---------------                   ------------
             Total liabilities and stockholders' equity                     $106,926                       $105,399
                                                                     ===============                   ============

    The accompanying notes are an integral part of the financial statements

                    THE BOSTON BEER COMPANY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)
                             (unaudited)

                                                                                 Three months ended
                                                                           March 28,               March 29,
                                                                             1998                    1997
                                                                       --------------          ----------------
          Sales                                                               $51,660                  $46,799
          Less excise taxes                                                     6,412                    4,944
                                                                       --------------         ----------------
             Net sales                                                         45,248                   41,855
          Cost of sales                                                        21,428                   21,907
                                                                       --------------         ----------------
             Gross profit                                                      23,820                   19,948

          Operating expenses:
          Advertising, promotional and selling expenses                        13,540                   14,558
          General and administrative expenses                                   3,224                    2,930
                                                                       --------------         ----------------
             Total operating expenses                                          16,764                   17,488
                                                                       --------------         ----------------
          Operating income                                                      7,056                    2,460

          Other income (expense):
          Interest income                                                         466                      451
          Interest expense                                                       (170)                    (108)
          Other income (expense), net                                          (2,556)                       7
                                                                       --------------         ----------------
             Total other income                                                (2,260)                     350

          Income before income taxes                                            4,796                    2,810
          Provision for income taxes                                            2,720                    1,230
                                                                       --------------         ----------------
          Net income                                                          $ 2,076                  $ 1,580
                                                                       ==============         ================

          Earnings per share - basic                                            $0.10                    $0.08
                                                                       ==============         ================
          Earnings per share - diluted                                          $0.10                    $0.08
                                                                       ==============         ================

          Weighted average shares - basic                                      20,459                   20,099
                                                                       ==============         ================
          Weighted average shares - diluted                                    20,551                   20,356
                                                                       ==============         ================

    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Three months ended
                                                                                    March 28,             March 29,
                                                                                      1998                  1997
                                                                                 ---------------       ---------------
Cash flows from operating activities:
Net income                                                                            $ 2,076               $ 1,580
Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                  1,225                   966
         Bad debt expense                                                                  58                    39
         Stock option compensation expense                                                 59                    52
Changes in assets and liabilities:
         Accounts receivable                                                           (3,713)               (2,996)
         Inventory                                                                      1,020                (1,252)
         Prepaid expenses                                                               2,699                   464
         Other current assets                                                             (38)                 (489)
         Other assets                                                                      79                  (102)
         Accounts payable                                                              (1,631)               (5,410)
         Accrued expenses                                                              (2,857)                 (887)
                                                                              ---------------       ---------------
Total adjustments                                                                      (3,099)               (9,615)
                                                                              ---------------       ---------------

Net cash used in operating activities                                                  (1,023)               (8,035)
                                                                              ---------------       ---------------

Cash flows for investing activities:
         Purchases of fixed assets                                                     (2,198)               (6,463)
         Write down of marketable security                                              2,317                     -
         Purchases of government securities                                              (438)                 (390)
         Purchases of restricted investments                                                -                  (625)
         Proceeds from maturities of restricted investments                                 -                   609
                                                                              ---------------       ---------------
Net cash used in investing activities                                                    (319)               (6,869)
                                                                              ---------------       ---------------

Cash flows from financing activities:
         Proceeds from exercise of management incentive options                            37                     -
         Proceeds from sale under stock purchase plan                                      75                     5
         Repurchase of shares under employee investment and                                (5)                    -
            incentive share plans
         Net borrowings under line of credit                                            1,517                 9,871
                                                                              ---------------       ---------------
Net cash provided by financing activities                                               1,624                 9,876
                                                                              ---------------       ---------------

Net decrease in cash and cash equivalents                                                 282                (5,028)

Cash and cash equivalents at beginning of period                                           13                 5,060
                                                                              ---------------       ---------------

Cash and cash equivalents at end of period                                            $   295               $    32
                                                                              ===============       ===============

Supplemental disclosure of cash flow information:

Interest paid                                                                         $   193               $   112
                                                                              ===============       ===============
Income taxes paid                                                                          47                   385
                                                                              ===============       ===============

    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION:

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and select international markets. The accompanying consolidated financial position as of March 28, 1998 and the results of its consolidated operations and consolidated cash flows for the quarter ended March 28, 1998 and March 29, 1997 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

MANAGEMENT'S OPINION

In the opinion of the management of the Company, the Company's unaudited consolidated financial position as of March 28, 1998 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 28, 1998 and March 29, 1997, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.


B.  SHORT TERM INVESTMENTS:

Short term investments consist of a marketable equity security having a cost of $4,286,000 and a market value of $1,969,000 and $2,063,000 at March 28, 1998 and
December 27, 1997, respectively. Effective March 28, 1998, the Company determined that the loss on this marketable security is other than temporary and recorded an unrealized loss. This resulted in a non operating charge, booked to other income, of $2,317,000 at March 28, 1998 versus an unrealized loss, which had previously been recorded in equity, of $2,223,000 at December 27, 1997.

In addition, the Company has investments in money market funds backed by U.S. Government securities having a cost of $34,163,000 and $33,725,000 at March 28, 1998 and December 27, 1997, respectively, which approximate fair value.


C.   INVENTORIES:

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                             March 28,           December 27,
                                               1998                  1997
                                        -----------------    ------------------
Raw materials, principally hops                   $10,973               $12,481
Work in process                                       703                   511
Finished goods                                        979                   683
                                        -----------------    ------------------

                                                  $12,655               $13,675
                                        =================    ==================

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


D.   INCOME TAXES:

The Company's effective tax rate increased to 56.7% for the three months ended March 28, 1998 from 43.8% for the three months ended March 29, 1997, due exclusively to the write down of the marketable security referred to in note B. This non-operating charge of $2,317,000 reduced the Company's income before tax. The Company was unable to fully offset this capital loss resulting in a higher effective tax rate. The following schedule details this transaction.

          Operating income                           $7,056,000
          Other income (expenses), net              ($2,260,000)
                                                    ------------
               Income before income taxes            $4,796,000
          Write down of marketable security          $2,317,000
          Capital gains available to offset loss      ($800,000)
                                                    ------------
               Taxable income                        $6,313,000
          Tax rate                                       43.09%
                                                    ------------
               Net tax                               $2,720,000


E.   COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. This standard requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as foreign currency items and unrealized gains and losses on certain investments. Comprehensive income for the first quarter of 1998 totaled $4,331,000 and for the first quarter of 1997 totaled $690,000.

                                                       FOR QUARTER ENDED                            FOR QUARTER ENDED
                                                        MARCH 28, 1998                                MARCH 29, 1997
                                             ----------------------------------------        -------------------------------

                                                   FOREIGN             UNREALIZED             FOREIGN           UNREALIZED
                                                   CURRENCY               LOSS               CURRENCY              LOSS
                                                    ITEMS              ON SECURITY             ITEMS            ON SECURITY
                                                    -----              -----------             -----            -----------
Beginning balance                                  $  (290,000)      $(2,223,000)          $  31,000             $   (442,000)
Current-period change                                   32,000           (94,000)           (109,000)                (781,000)
  Plus: reclassification adjustment for
  capital losses realized in net income                      -         2,317,000
                                                   -----------       -----------           ---------             ------------
Ending balance                                       $(258,000)      $         -           $ (78,000)            $ (1,223,000)
                                                   ===========       ===========           =========             ============


Net income                                                           $ 2,076,000                                 $  1,580,000
                                                                     -----------                                 ------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                32,000                                     (109,000)
  Unrealized loss on security:
     Unrealized holding losses arising during
      period                                            (94,000)                             (781,000)
     Plus: reclassification adjustments for
      capital losses included in net income           2,317,000        2,223,000                   -                 (781,000)
                                                    -----------      -----------           ---------             ------------
  Other comprehensive income                                           2,255,000                                     (890,000)
                                                                     -----------                                 ------------
  Comprehensive income                                                $4,331,000                                 $    690,000
                                                                     ===========                                 ============

                         THE BOSTON BEER COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 28, 1998 as compared to the three-month period ended March 29, 1997. It should be read in conjunction with the "Consolidated Financial Statements" of the Company and related "Notes to the Financial Statements" included in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997

SALES. Volume increased by 10.7% to 311,000 barrels in the three months ended March 28, 1998 from 281,000 barrels in the three months ended March 29, 1997. This increase was due to the introduction of White Ale which began shipping in January of 1998 and the inclusion of production at the Company's brewery in Cincinnati for a full three months. The Company purchased the brewery located in Cincinnati on March 1, 1997; therefore only one month of brewing operations is reflected in the 1997 numbers. Net sales increased by 8% to $45,248,000 in the three-month period ended March 28, 1998 from $41,855,000 in the three-month period ended March 29, 1997. Net sales increased primarily due to increased volumes, a shift in packaging mix (a higher percentage of bottles shipped versus same period last year, which produced higher revenue per barrel) and to a lesser extent, price increases. Despite this, net sales per barrel declined 2.3% to $145.49 per barrel in the three-month period ended March 28, 1998 from $148.95 per barrel in the three month period ended March 29, 1997. This decrease is primarily caused by increases in discounts and allowances and sales of non-company products produced by the Company's brewery in Cincinnati.

GROSS PROFIT. Gross profit increased by 19.4% to $23,820,000 in the three months ended March 28, 1998 from $19,948,000 in the three months ended March 29, 1997. Cost of sales decreased to 47.4% of net sales in the three months ended March 28, 1998 from 52.3% in the three months ended March 29, 1997. This decrease is due to favorable raw material and packaging costs.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional and selling expenses decreased by 7.0% to $13,540,000 in the three months ended March 28, 1998 from $14,558,000 in the three months ended March 29, 1997. This decrease was primarily attributable to a reduction in employee-related expenses, a reduction in POS-related expenses, and a decrease in promotional spending. Partially offsetting this decrease was an increase in advertising expense. As a percentage of net sales, total advertising, promotional and selling expenses decreased to 29.9% in the three months ended March 28, 1998 from 34.8% in the three months ended March 29, 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 10.0% to $3,224,000 in the three months ended March 28, 1998 from $2,930,000 in the three months ended March 29, 1997. This increase is due to the inclusion of general and administrative expenses of the Companies brewery in Cincinnati. As noted above, the Company purchased the brewery in Cincinnati on March 1, 1997; therefore, only one month of brewing operations is reflected in the expense for the comparable 1997 period. As a percentage of net sales, general and administrative expenses remained stable at 7.1% for the three months ended March 28, 1997 from 7.0% for the three months ended March 29, 1997.

OPERATING INCOME.   Operating income increased by 187% to $7,056,000 in the
three months ended March 28,1998 from $2,460,000 in the three months ended March 29, 1997. This increase was due to higher sales effected by the White Ale introduction, a shift in packaging mix, savings in cost of sales and lower spending in promotional and selling expenses.

OTHER INCOME (EXPENSE), NET: Other income (expense) net, was ($2,260,000) for the three months ended March 28, 1998, versus $350,000 for the three months ended March 29, 1997. This decrease is due to the write down of a marketable security of $2,317,000 and an increase in interest expense due to increased borrowings against the revolving line of credit.

                         THE BOSTON BEER COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INCOME. Net income increased by 31.4% to $2,076,000 in the three months ended March 28, 1998 from $1,580,000 in the three months ended March 29, 1997. The increase is primarily due to increased sales volume, a shift in the packaging mix, reductions in cost of sales, and lower spending in promotional and selling expenses, offset by the write down of the marketable security. Income tax expense increased to 56.7% of profit before tax or $2,720,000 for the three months ended March 28,1998 from 43.8% of profit before tax or $1,230,000 for the three months ended March 29, 1997. This increase in the tax rate is caused by the write down of a marketable security, without a fully offsetting capital gain. This reduced the profit before taxes from a financial standpoint but not for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1998, the Company recorded net income of $2,076,000, while net cash used in operating activities was $1,023,000. This $3,099,000 difference is primarily due to increases in accounts receivable and reductions in accounts payable and accrued expenses, which were offset by a decrease in inventory and prepaid expenses.

During the first three months of 1998, the Company used $319,000 in investing activities. This reflects the purchase of $438,000 in government securities, the purchase of $2,198,000 of fixed assets, consisting of brewery and packaging equipment for the brewery in Cincinnati, and the addition of new sankey kegs and the offsetting write down of $2,317,000 in a marketable security.

During the first three months of 1998, the Company generated $1,624,000 from financing activities which primarily reflects amounts borrowed against the Company's revolving lines of credit. As of March 28, 1998, net borrowings were $11,517,000.

Assuming there is no significant change in the Company's business, the Company believes that working capital of $54,154,000 as of March 28, 1998 (of which 67.3% is in cash and equivalents and short term investments), in conjunction with existing lines of credit, should be sufficient to meet the Company's operating, capital and debt service requirements over the next few years.


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


                         THE BOSTON BEER COMPANY, INC.

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.                            TITLE
-----------                            -----
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

     +10.15    Third Amendment to Amended and Restated Agreement between
               Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated
               December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33- 96164).

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

      10.18    Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow
               Agent Services for The Boston Beer Company, Inc. dated as of
               October 27, 1995 (incorporated by reference to the Company's
               Registration Statement No. 33-96162).

      10.19    Amendment to Revolving Credit Agreement between Fleet Bank of
               Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company's Registration
               Statement No. 33-96164).

      10.20 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Form 10-K, filed on March 28,
               1997).

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


                         THE BOSTON BEER COMPANY, INC.

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.                            TITLE
-----------                            -----
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

    +10.26      Fifth Amendment, dated December 31, 1997, to Amended and
                Restated Agreement between Pittsburgh Brewing Company and Boston
                Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

    +10.27      Extension letters, dated August 19, 1997, November 19, 1997,
                December 19, 1997, January 22, 1998, February 25, 1998 and March
                11, 1998 between The Stroh Brewery Company and Boston Brewing
                Company, Inc. (incorporated by reference to the Company's Form
                10-K, filed on March 27, 1998).

    +10.28 Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's
                Form 10-K, filed on March 27, 1998).

    +10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

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

(b) Reports on Form 8-K.

    The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 28, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                         THE BOSTON BEER COMPANY, INC.
                                 (Registrant)



Date: May 7, 1998                         By: /s/: C. JAMES KOCH
      --------------                          ----------------------------

                                              C. James Koch
                                              President, Chief Executive
                                              Officer, Clerk and Director
                                              (principal executive officer)






Date: May 7, 1998                         By: /s/: ALFRED W. ROSSOW, JR.
      --------------                          ----------------------------
                                              Alfred W. Rossow, Jr.
                                              Executive Vice President,
                                              Chief Financial Officer (principal
                                              financial and accounting officer)
                                              Treasurer and Director