Form 10-Q
period 1998-06-27
BOSTON BEER CO INC
filed 1998-08-10
CIK 949870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 27, 1998

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

                              Yes     X     No___
                                    -----

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998:

    CLASS A COMMON STOCK, $.01 PAR VALUE                          16,385,789
    CLASS B COMMON STOCK, $.01 PAR VALUE                           4,107,355
     (Title of each class)                               (Number of shares)

                         THE BOSTON BEER COMPANY, INC.
                                   FORM 10-Q

                               QUARTERLY REPORT
                                 JUNE 27, 1998

                               TABLE OF CONTENTS

                                                                          PAGE
PART I.        FINANCIAL INFORMATION


               Item 1.  Consolidated Financial Statements

                        Consolidated Balance Sheets
                        June 27, 1998 and December 27, 1997                3

                        Consolidated Statements of Operations for the
                        Three and Six Months Ended June 27, 1998 and
                        June 28, 1997                                      4

                        Consolidated Statements of Cash Flows for the
                        Six Months Ended June 27, 1998 and
                        June 28, 1997                                      5

                        Notes to Consolidated Financial Statements         6-9

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      10-12

PART II.       OTHER INFORMATION

               Item 1.  Legal Proceedings                                  13

               Item 2.  Changes in Securities                              13

               Item 3.  Defaults Upon Senior Securities                    13

               Item 4.  Submission of Matters to a Vote of
                        Security Holders                                   13-14

               Item 5.  Other Information                                  15

               Item 6.  Exhibits and Reports on Form 8-K                   15-18

SIGNATURES                                                                 19

                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                                                            June 27,                   December 27,
                                                                              1998                         1997
                                                                      --------------------       -----------------------
ASSETS
     Current Assets:
          Cash and cash equivalents                                             $   4,259                     $      13
          Short term investments                                                   37,436                        35,787
          Accounts receivable, net of allowance for doubtful
          accounts,
          of $1,172 and $1,153 in 1998 and 1997, respectively                      19,820                        16,483
          Inventories                                                              14,575                        13,675
          Prepaid expenses                                                          3,711                         4,344
          Deferred tax assets                                                       2,266                         2,266
          Other current assets                                                      1,538                         1,308
                                                                          ---------------              ----------------
             Total current assets                                                  83,605                        73,876

          Equipment and leasehold improvements, net                                30,305                        28,781
          Other assets                                                              2,689                         2,742
                                                                          ---------------              ----------------
             Total assets                                                       $ 116,599                     $ 105,399
                                                                          ===============              ================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable                                                      $   7,190                     $   9,556
          Accrued expenses                                                         17,826                        13,770
                                                                          ---------------              ----------------
             Total current liabilities                                             25,016                        23,326

    Long-term debt, less current maturities                                        10,000                        10,000

    Long-term deferred taxes                                                          789                           789

    Other long-term liabilities                                                     2,382                             -

     Stockholders' Equity:
          Class A Common Stock, $.01 par value;
          22,700,000 shares authorized; 16,384,789 and
          16,337,744
          issued and outstanding as of June 27, 1998 and
          December 27, 1997, respectively                                             164                           163
          Class B Common Stock, $.01 par value;
          4,200,000 shares authorized; 4,107,355
          issued and outstanding as of June 27, 1998
          and December 27, 1997                                                        41                            41
          Additional paid-in-capital                                               56,559                        56,445
          Unearned compensation                                                      (324)                         (423)
          Unrealized loss on investments in a marketable                                -                        (2,223)
          security
          Unrealized loss on forward exchange contract                                 (8)                         (290)
          Retained earnings                                                        21,980                        17,571
                                                                          ---------------              ----------------
          Total stockholders' equity                                               78,412                        71,284
                                                                          ---------------              ----------------
          Total liabilities and stockholders' equity                            $ 116,599                     $ 105,399
                                                                          ===============              ================


    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                         Three months ended                               Six months ended
                                                -----------------------------------           ------------------------------------
                                                     June 27,            June 28,                  June 27,            June 28,
                                                       1998                1997                      1998                1997
                                                ----------------    ---------------           ----------------    ----------------
Sales                                                    $53,808            $57,158                   $105,469            $103,957
Less excise taxes                                          7,278              7,320                     13,690              12,264
                                                ----------------    ---------------           ----------------    ----------------
          Net sales                                       46,530             49,838                     91,779              91,693
Cost of sales                                             22,231             24,671                     43,658              46,578
                                                ----------------    ---------------           ----------------    ----------------
          Gross profit                                    24,299             25,167                     48,121              45,115

Operating expenses:
Advertising, promotional and selling expenses             18,393             19,829                     31,934              34,387
General and administrative expenses                        3,214              3,097                      6,438               6,027
                                                ----------------    ---------------           ----------------    ----------------
          Total operating expenses                        21,607             22,926                     38,372              40,414
                                                ----------------    ---------------           ----------------    ----------------
Operating income                                           2,692              2,241                      9,749               4,701

Other income (expense):
Interest income                                              486                438                        951                 889
Interest expense                                            (157)              (249)                      (327)               (357)
Other income (expense), net                                  837                115                     (1,718)                122
                                                ----------------    ---------------           ----------------    ----------------
          Total other income                               1,166                304                     (1,094)                654

Income before income taxes                                 3,858              2,545                      8,655               5,355
Provision for income taxes                                 1,526              1,110                      4,246               2,340
                                                ----------------    ---------------           ----------------    ----------------
Net income                                               $ 2,332            $ 1,435                   $  4,409            $  3,015
                                                ================    ===============           ================    ================

Earnings per share - basic                                 $0.11              $0.07                      $0.21               $0.15
                                                ================    ===============           ================    ================
Earnings per share - diluted                               $0.11              $0.07                      $0.21               $0.15
                                                ================    ===============           ================    ================

Weighted average shares - basic                           20,489             20,325                     20,474              20,212
                                                ================    ===============           ================    ================
Weighted average shares - diluted                         20,612             20,475                     20,582              20,416
                                                ================    ===============           ================    ================


    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                         Six months ended
                                                                               June 27,                 June 28,
                                                                                 1998                     1997
                                                                           ---------------          ---------------
Cash flows from operating activities:
Net income                                                                         $ 4,409                 $  3,015
Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                              2,524                    1,886
          Loss on disposition of marketable security                                 1,435                        -
          Bad debt expense                                                             168                       83
          Amortization of unearned compensation                                         65                      123
          Changes in assets and liabilities:
          Accounts receivable                                                       (3,505)                  (5,466)
          Inventory                                                                   (900)                  (3,190)
          Prepaid expenses                                                             633                   (2,534)
          Other current assets                                                          52                      767
          Other assets                                                                  53                       66
          Accounts payable                                                          (2,366)                  (5,172)
          Accrued expenses                                                           4,056                    2,506
          Other long-term liabilities                                                2,382                        -
                                                                           ---------------          ---------------
Net cash provided by (used in) operating activities                                  9,006                   (7,916)
                                                                           ---------------          ---------------

Cash flows from investing activities:
          Purchases of equipment                                                    (4,048)                 (10,012)
          Proceeds from the sale of marketable security                              2,851                        -
          Purchases of short-term investments                                       (3,712)                    (802)
          Purchases of restricted investments                                            -                     (625)
          Proceeds from maturities of restricted investments                             -                      609
                                                                           ---------------          ---------------
Net cash used in investing activities                                               (4,909)                 (10,830)
                                                                           ---------------          ---------------

Cash flows from financing activities:
          Proceeds from exercise of management incentive options                        37                      602
          Proceeds from sale of common stock under stock purchase plan                 117                       23
          Repurchase of shares under employee investment and                            (5)                       -
          incentive share plans
          Net borrowings under line of credit                                            -                   13,061
                                                                           ---------------          ---------------
Net cash provided by financing activities                                              149                   13,686
                                                                           ---------------          ---------------

Net increase (decrease) in cash and cash equivalents                                 4,246                   (5,060)

Cash and cash equivalents at beginning of period                                        13                    5,060
                                                                           ---------------          ---------------
Cash and cash equivalents at end of period                                         $ 4,259                 $      -
                                                                           ===============          ===============

Supplemental disclosure of cash flow information:
   Cash paid for:
       Interest                                                                    $   357                 $    295
                                                                           ===============          ===============
       Income taxes                                                                  1,617                    4,535
                                                                           ===============          ===============

    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION:

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and select international markets. The accompanying consolidated balance sheet as of June 27, 1998 and the results of its consolidated operations and consolidated cash flows for the three and six months ended June 27, 1998 and June 28, 1997 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997. In the opinion of the management of the Company, the Company's unaudited consolidated financial position as of June 27, 1998 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 27, 1998 and June 28, 1997, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.


B.  SHORT TERM INVESTMENTS:

At June 27, 1998 short term investments consisted exclusively of money market funds, treasury bills, treasury-backed repo's and securities backed by various agencies of the U.S. Government. At December 27, 1997, short term investments also includes a marketable equity security with a cost of $4,286,000 and a market value of $2,063,000. During the first quarter of 1998, the Company recorded a charge against earnings of $2,317,000 to reflect the other than temporary decline in market value. The second quarter disposition of this security resulted in a gain of $882,000.

The Company's money market funds, treasury bills, treasury-backed repo's and securities backed by various agencies of the U.S. Government have a cost of $37,436,000 and $33,724,000 at June 27, 1998 and December 27, 1997,
respectively, which approximate fair value.

C.   INVENTORIES:

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                                 June 27,            December 27,
                                                   1998                 1997
                                              ------------         -------------
Raw materials, principally hops                    $12,618               $12,481
Work in process                                        920                   511
Finished goods                                       1,037                   683
                                              ------------          ------------

                                                   $14,575               $13,675
                                              ============          ============

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


D.  INCOME TAXES:

The Company's effective tax rate decreased to 39.6% for the three months ended June 27, 1998 from 43.7% for the three months ended June 28, 1997 and increased to 49.1% for the six months ended June 27, 1998 from 43.7% for the six months ended June 28, 1997. The changes in the Company's effective tax rate for both the three and six month periods were influenced primarily by the accounting for the marketable equity security described in Note B, as the Company does not expect that it will be able to fully realize the tax benefit associated with the disposition of the security. The following table reconciles the Company's federal statutory rate to the effective rate:


                                Three Months               Six Months
                                   Ended
                             -------------------     ---------------------

                             June 27,   June 28,     June 27,     June 28,
                              1998       1997          1998         1997
                              ----       ----          ----         ----
     Statutory rate           35.0%      35.0%         35.0%        35.0%
     State income tax, net
     of federal benefit        8.1        8.7           8.1          8.7
     Permanent differences    (8.7)         -           3.7            -
     Other                     5.2          -           2.3            -
                              ----       ----          ----         ----
     Effective tax rate       39.6%      43.7%         49.1%        43.7%
                              ====       ====          ====         ====

E.   COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. This standard requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as foreign currency items and unrealized gains and losses on certain investments. Comprehensive income for the three months ended June 27, 1998 totaled $2,582,000 and for the three months ended June 28, 1997 totaled $1,849,000. For the six months ended June 27,1998 comprehensive income totaled $6,914,000 and for the six months ended June 28, 1997 totaled $2,539,000.

                                                                FOR THREE MONTHS ENDED               FOR THREE MONTHS ENDED
                                                                     JUNE 27, 1998                       JUNE 28, 1997
                                                              ------------------------------       ----------------------------
                                                                FOREIGN           UNREALIZED        FOREIGN         UNREALIZED
                                                               CURRENCY              LOSS           CURRENCY           LOSS
                                                                 ITEMS           ON SECURITY         ITEMS          ON SECURITY
                                                                 -----           -----------         -----          -----------
Beginning balance                                             $(258,000)           $       -       $(78,000)        $(1,223,000)
Current-period change                                         $ 250,000            $ 882,000       $ 41,000         $   373,000
  Plus: reclassification adjustment for capital
  gain realized in net income                                 $       -            $(882,000)             -                   -
                                                              ----------        -------------      ---------        ------------
Ending balance                                                $  (8,000)           $       -       $(37,000)        $  (850,000)
                                                              ==========        =============      =========        ============

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


E.  COMPREHENSIVE INCOME: (Continued):


                                                                   FOR THREE MONTHS ENDED                 FOR THREE MONTHS ENDED
                                                                        JUNE 27, 1998                          JUNE 28, 1997
                                                                 ---------------------------            --------------------------
Net income                                                                       $ 2,332,000                            $1,435,000
                                                                                ------------                            ----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                       $   250,000                            $   41,000
  Unrealized losses on security:
     Unrealized holding gain (loss) arising during period        $  882,000                             $ 373,000
     Plus: reclassification adjustments for capital
     (gains) included in net income                              $ (882,000)     $         -            $       -       $  373,000
                                                                 ----------      -----------            ---------       ----------
  Other comprehensive income                                                     $   250,000                            $  414,000
                                                                                 -----------                            ----------
  Comprehensive income                                                           $ 2,582,000                            $1,849,000
                                                                                 ===========                            ==========

                                                                    FOR SIX MONTHS ENDED                  FOR SIX MONTHS ENDED
                                                                        JUNE 27, 1998                           JUNE 28, 1997
                                                                  ----------------------------          ------------------------
                                                                    FOREIGN        UNREALIZED             FOREIGN       UNREALIZED
                                                                    CURRENCY          LOSS                CURRENCY         LOSS
                                                                     ITEMS         ON SECURITY             ITEMS        ON SECURITY
                                                                     -----         -----------             -----        -----------
Beginning balance                                                 $ (290,000)      $(2,223,000)         $  31,000       $ (442,000)
Current-period change                                             $  282,000       $   788,000          $ (68,000)      $ (408,000)
  Plus: reclassification adjustment for capital
  gain realized in net income                                     $        -       $ 1,435,000                  -                -
                                                                  -----------     ------------          ----------      -----------
Ending balance                                                    $   (8,000)      $         -          $ (37,000)      $ (850,000)
                                                                  ===========     ============          ==========      ===========

                                                                    FOR SIX MONTHS ENDED                   FOR SIX MONTHS ENDED
                                                                       JUNE 27, 1998                           JUNE 28, 1997
                                                                  ------------------------               ------------------------
Net income                                                                     $ 4,409,000                            $3,015,000
                                                                               -----------                            ----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                     $   282,000                            $  (68,000)
  Unrealized losses on security:
     Unrealized holding gain (loss) arising during period         $  788,000                             $(408,000)
     Plus: reclassification adjustments for capital
     losses included in net income                                $1,435,000   $ 2,223,000               $       -    $ (408,000)
                                                                  ----------   -----------               ----------   -----------
  Other comprehensive income                                                   $ 2,505,000                            $ (476,000)
                                                                               -----------                            -----------
  Comprehensive income                                                         $ 6,914,000                            $2,539,000
                                                                               ===========                            ===========

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


F.      NET INCOME PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            (in thousands)

                                                                 Three months ended  Six months ended
                                                                 ------------------  -----------------
                                                                 June 27,  June 28,  June 27,  June 28,
                                                                   1998      1997      1998      1997
                                                                 --------  --------  --------  --------
Net income.....................................................   $ 2,332   $ 1,435   $ 4,409   $ 3,015
                                                                  -------   -------   -------   -------

Shares used in net income per common share - basic.............    20,489    20,325    20,474    20,212
  Dilutive effect on potential common shares ..................       123       150       108       204
                                                                  -------   -------   -------   -------
Shares used in net income per common share - diluted...........    20,612    20,475    20,582    20,416

Net income per common share - basic............................   $  0.11   $  0.07   $  0.21   $  0.15
                                                                  =======   =======   =======   =======
Net income per common share - diluted..........................   $  0.11   $  0.07   $  0.21   $  0.15
                                                                  =======   =======   =======   =======

                         THE BOSTON BEER COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 27, 1998 as compared to the three and six-month period ended June 28, 1997. It should be read in conjunction with the "Consolidated Financial Statements" of the Company and related "Notes to the Financial Statements" included in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

SALES. Volume decreased by 16.3% to 324,000 barrels in the three months ended June 27, 1998 from 387,000 barrels in the three months ended June 28, 1997. This decrease is mainly due to discontinued and decreased contract brewing arrangements with other companies the Company had in its Cincinnati brewery. This reduced volume accounted for approximately 53,000 barrels. Net sales decreased by 6.6% to $46,530,000 in the three-month period ended June 27, 1998 from $49,838,000 in the three-month period ended June 28, 1997. The decrease in net sales was attributable in part by increased spending in discounts and allowances and in part by the Company's reduced volume.

GROSS PROFIT. Gross profit decreased by 3.4% to $24,299,000 in the three months ended June 27, 1998 from $25,167,000 in the three months ended June 28, 1997. Offsetting the volume decline was a reduction in cost of sales to 47.8% of net sales in the three months ended June 27, 1998 from 49.5% in the three months ended June 28, 1997. This decrease is due to a favorable trend in raw material and packaging costs.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional and selling expenses decreased by 7.2% to $18,393,000 in the three months ended June 27, 1998 from $19,829,000 in the three months ended June 28, 1997. This decrease was primarily attributable to a reduction in employee-related expenses, a reduction in POS-related expenses and a decrease in promotional spending. Partially offsetting this decrease was an increase in advertising expense. As a percentage of net sales, total advertising, promotional and selling expenses decreased to 39.5% in the three months ended June 27, 1998 from 39.8% in the three months ended June 28, 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 3.8% to $3,214,000 in the three months ended June 27, 1998 from $3,097,000 in the three months ended June 28, 1997. This increase was primarily due to an increase in depreciation, which reflects an increase in leasehold improvements, legal and bad debt expense. Partially offsetting these increases were cost savings in employee and insurance related charges. As a percentage of net sales, general and administrative expenses increased to 6.9% for the three months ended June 27, 1998 from 6.2% for the three months ended June 28, 1997.

OPERATING INCOME. Operating income increased by 20.1% to $2,692,000 in the three months ended June 27, 1998 from $2,241,000 in the three months ended June 28, 1997. This increase was due mainly to reduced spending in promotional and selling expenses.

OTHER INCOME (EXPENSE), NET: Other income (expense) net, was $1,166,000 for the three months ended June 27, 1998, versus $304,000 for the three months ended June 28, 1997. This increase is due to the adjustment in the original write down of the marketable security of $2,317,000 which took place in the first quarter of 1998. Following the first quarter write down, the Company disposed of the security in the second quarter and recorded a gain of $882,000.

NET INCOME. Net income increased by 62.5% to $2,332,000 in the three months ended June 27, 1998 from $1,435,000 in the three months ended June 28, 1997. The increase is primarily due to reductions in cost of sales, lower spending in promotional and selling expenses and the $882,000 adjustment to offset the write down of the marketable security. Income tax expense decreased to 39.6% of pretax income or $1,526,000 for the three months ended June 27, 1998 from 43.7% of pretax income or $1,110,000 for the three months ended June 28, 1997. This decrease in the tax rate is caused primarily by the adjustment to the write down of the marketable security.

                         THE BOSTON BEER COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 27, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997

SALES. Sales volume decreased by 5.1% to 634,000 barrels in the first six months of 1998 from 668,000 barrels in the first six months of 1997. This decrease is due to discontinued and decreased contract brewing arrangements with other companies which the Company had at its Cincinnati brewery. This reduced volume accounted for approximately 47,000 barrels. Sales of the Company's core products have increased 2.3% in the first six months of 1998, due in part to the Company's introduction of White Ale in January of 1998. Despite the loss of volume, net sales increased to $91,779,000 in the first six months of 1998 from $91,693,000 in the first six months of 1997, as sales of products produced by the Cincinnati brewery to others are made at prices much lower than those of the Company's core products.

GROSS PROFIT. Gross profit increased by 6.7% to $48,121,000 in the first six months of 1998 from $45,115,000 in the first six months of 1997. Cost of sales decreased to 47.6% of net sales in the first six months of 1998 from 50.8% of net sales in the first six months of 1997. This decrease is due to a favorable trend in raw material and packaging costs.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional, and selling expenses decreased by 7.1% to $31,934,000 in the first six months of 1998 from $34,387,000 in the first six months of 1997. This decrease was primarily attributable to a reduction in employee-related expenses, a reduction in POS-related expenses, and a decrease in promotional spending. Partially offsetting this decrease was an increase in advertising expense. As a percentage of net sales, total advertising, promotional, and selling expenses decreased to 34.8% in the first six months of 1998 from 37.5% in the first six months of 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 6.8% to $6,438,000 in the first six months of 1998 from $6,027,000 in the first six months of 1997. This increase is due mainly to the inclusion of G & A expenses of the Company's brewery in Cincinnati. The Company purchased the brewery on March 1,1997; therefore, only four months of brewing operations are reflected in the expense for the comparable 1997 period. Also adding to the increase in G & A are increases in depreciation and legal fees. As a percentage of net sales, general and administrative expenses increased to 7.0% in the first six months of 1998 from 6.6% in the first six months of 1997.

OPERATING INCOME. Operating income increased by 107% to $9,749,000 in the first six months ended June 27,1998 from $4,701,000 in the first six months ended June 28, 1997. This increase was due to higher sales caused by the White Ale introduction, savings in cost of sales and reduced spending in promotional and selling expenses

OTHER INCOME (EXPENSE), NET: Other income (expense) net, was ($1,094,000) in the first six months of 1998 vs. $654,000 for the first six months of 1997. This change is due to the loss on the sale of a marketable security of $1,435,000 offset somewhat by interest income.

NET INCOME. Net income increased by 46.2% to $4,409,000 in the first six months of 1998 compared to $3,015,000 in the first six months of 1997. The increase is primarily due to increased sales volume, reductions in cost of sales, lower spending in promotional and selling expenses offset by the loss on the sale of the marketable security. Income tax expense increased to 49.1% of pretax income or $4,246,000 for the six months ended June 27,1998 from 43.7% of pretax income or $2,340,000 for the six months ended June 28, 1997. This increase in the tax rate is caused by the loss on the sale of the marketable security which reduced the profit before taxes for financial reporting but not for tax purposes, as the Company does not expect that it will be able to fully realize the tax benefit associated with the disposition of the security.

                         THE BOSTON BEER COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company recorded net income of $4,409,000, while net cash generated by operating activities was $9,006,000. This $4,597,000 difference is primarily due to the amortization of a long term deferred contract incentive an increase in accrued expenses and depreciation and the loss on the disposition of the marketable security, offset by an increase in accounts receivable and reductions in accounts payable.

During the first six months of 1998, the Company used $4,909,000 in investing activities. This reflects the purchase of $1,649,000 in government securities, the purchase of $4,048,000 of fixed assets, consisting mainly of brewery and packaging equipment at the Company's Cincinnati brewery and its contract breweries, offset by the gain on the disposition of the marketable security of $788,000.

During the first six months of 1998, the Company generated $149,000 from financing activities, which primarily reflects proceeds from the sale of stock under the employee purchase plan.

Assuming there is no significant change in the Company's business, the Company believes that working capital of $58,589,000 as of June 27, 1998 (of which 71.2% is in cash and equivalents and short term investments), in conjunction with existing lines of credit, should be sufficient to meet the Company's operating, capital and debt service requirements over the next few years.

YEAR 2000

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

               Not Applicable

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Boston Beer Company, Inc. held its Annual Meeting of Stockholders on June 2, 1998. The following items were voted upon at that time.

               "RESOLVED: That the amendment to Article IV, Section 1, of the Restated Articles of Organization and to Sections 4.1 and 4.8 of the By-Laws of the Corporation, each as amended and currently in effect, such that the number of Directors of the Corporation shall be such number as fixed annually by the Board of Directors, but not fewer than seven (7) nor more than eleven (11), consisting of not fewer than two (2) nor more than four (4) Directors elected by the holders of the Corporation's Class A Common Stock and not fewer than five (5) nor more than seven (7) Directors elected by the holders of the Corporation's Class B Common Stock, and subject to the further requirement that no Class B Directors in excess of five (5) shall be elected unless a like number of Class A Directors is, or has previously been, elected."

               The results of the vote were, as follows:

               AMENDMENT TO THE BY-LAWS AND ARTICLES OF ORGANIZATION, AS
               AFORESAID:

               FOR                 AGAINST      WITHHELD
               ---                 -------      --------

               12,762,163          581,217      54,728

               "RESOLVED: That Pearson C. Cummin, III, Robert N. Hiatt and James C. Kautz be, and they hereby are, elected Class A Directors of the Corporation, to serve for a term of one year, ending on the date of the 1999 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

               The results of the vote were, as follows:

               ELECTION OF CLASS A DIRECTORS:

                                              FOR         WITHHELD
                                              ---         --------
               Pearson C. Cummin, III      12,988,697     409,521
               Robert N. Hiatt             12,988,203     410,015
               James C. Kautz              12,989,636     408,582

                         THE BOSTON BEER COMPANY, INC.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  (CONTINUED)

               Mr. C. James Koch, as the sole holder of the Corporation's Class B Common Stock, voted on the election of five (5) Class B
               Directors: C. James Koch, Alfred W. Rossow, Jr., Rhonda L. Kallman, Charles Joseph Koch and John B. Wing.

               "RESOLVED: That C. James Koch, Alfred W. Rossow, Jr., Rhonda L. Kallman, Charles Joseph Koch and John B. Wing be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 1999 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

               The results of the vote were, as follows:

               ELECTION OF CLASS B DIRECTORS:

                                           FOR     WITHHELD
                                           ---     --------
               C. James Koch            4,107,355     0
               Alfred W. Rossow, Jr.    4,107,355     0
               Rhonda L. Kallman        4,107,355     0
               Charles Joseph Koch      4,107,355     0
               John B. Wing             4,107,355     0

               Mr. C. James Koch, as the sole holder of the Corporation's Class B Common Stock, voted on a proposed further amendment to the Company's Restated Articles of Organization, to increase the number of authorized shares of the Company's Class A Common Stock from 20,300,000 shares to 22,700,000 shares of Class A Common Stock.

               "RESOLVED: That the Corporation's Restated Articles of Organization be, and they hereby are, amended to increase the number of authorized shares of the Corporation's Class A Common Stock, $0.01 par value, from 20,300,000 shares to 22,700,000 shares of Class A Common Stock."

               The results of the vote were, as follows:

               AMENDMENT TO RESTATED ARTICLES OF ORGANIZATION TO INCREASE THE NUMBER OF SHARES OF THE CORPORATION'S CLASS A COMMON STOCK:

               FOR              AGAINST    WITHHELD
               ---              -------    --------

               4,107,355           0          0

                         THE BOSTON BEER COMPANY, INC.

     ITEM 5.   OTHER INFORMATION

               In accordance with the provisions of Rule 14a-4 (c) promulgated under the Securities Exchange Act of 1934, if the company does not receive notice of a shareholder proposal to be raised at its 1999 Annual Meeting on or before February 26, 1999, then in such event, the management proxies shall be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting of Stockholders.

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

        3.1      Articles of Organization (incorporated by reference to Exhibit
                 3.2 to the Company's Registration Statement No. 33-96162).

        3.2      By-Laws of the Company (incorporated by reference to Exhibit
                 3.2 to the Company's Registration Statement No. 33-96162).

        3.3 Restated Articles of Organization of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K filed on April 1, 1996).

        3.4 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Form 10-K filed on April 1, 1996).

       *3.5 Amended and Restated By-Laws of the Company (as amended through June 2, 1998).

       *3.6      Restated Articles of Organization of the Company, dated July
                 21, 1998.

        4.1 Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164).

       10.1 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the "Partnership"), dated as of May 2,1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-96162).

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

                         THE BOSTON BEER COMPANY, INC.


PART II.         OTHER INFORMATION (CONTINUED)

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

                         THE BOSTON BEER COMPANY, INC.


PART II.         OTHER INFORMATION (CONTINUED)

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

                         THE BOSTON BEER COMPANY, INC.


PART II.         OTHER INFORMATION (CONTINUED)

          ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           Exhibit Index (Continued)

     EXHIBIT NO.                            TITLE
     -----------                            -----

      +10.27 Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998, and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

      +10.28 Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

      +10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

     *+10.30 Glass Supply Agreement between The Boston Beer Company and Owens' Brockway Glass Container Inc., dated April 30, 1998.

     *+10.31 Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20,1998 between The Stroh Brewery Company and Boston Brewing Company, Inc.

       11 The information required by exhibit 11 has been included in Note F of the notes to the consolidated financial statements.

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

      (B)              REPORTS ON FORM 8-K.

                 The Company filed a Form 8-K on June 18, 1998 with the Securities and Exchange Commission. The filing was regarding a change in the Company's independent accountants effective fiscal year 1998.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                         THE BOSTON BEER COMPANY, INC.
                                 (Registrant)



     Date: Aug 7, 1998                   By: /s/: C. JAMES KOCH
           ---------------               --------------------------------

                                         C. James Koch
                                         President, Chief Executive Officer,
                                         Clerk and Director (principal executive
                                         officer)



     Date: Aug 7, 1998                   By: /s/: ALFRED W. ROSSOW, JR.
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