Form 10-Q
period 1998-09-26
BOSTON BEER CO INC
filed 1998-11-04
CIK 949870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[ X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 26, 1998

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

                              Yes      X     No
                                     -----      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998:

      CLASS A COMMON STOCK, $.01 PAR VALUE                     16,393,948
      CLASS B COMMON STOCK, $.01 PAR VALUE                      4,107,355
      (Title of each class)                            (Number of shares)

                         THE BOSTON BEER COMPANY, INC.
                                   FORM 10-Q

                               QUARTERLY REPORT
                              SEPTEMBER 26, 1998

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                  September 26, 1998 and December 27, 1997                3

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 26, 1998 and
                  September 27, 1997                                      4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 26, 1998 and
                  September 27, 1997                                      5

                  Notes to Consolidated Financial Statements            6-8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        9-13

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings                                      14

        Item 2.   Changes in Securities                                  14

        Item 3.   Defaults Upon Senior Securities                        14

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                                       14

        Item 5.   Other Information                                      14

        Item 6.   Exhibits and Reports on Form 8-K                    14-18

SIGNATURES                                                               19


                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                         September 26,     December 27,
                                                                              1998            1997
                                                                         ------------      ------------
ASSETS
     Current Assets:
          Cash and cash equivalents                                      $     11,571      $         13
          Short term investments                                               37,858            35,787
          Accounts receivable, net of allowance for doubtful
            accounts, of $1,208 and $1,153 in 1998 and 1997,
            respectively                                                       16,996            16,483
          Inventories                                                          18,264            13,675
          Prepaid expenses                                                      1,751             4,344
          Deferred tax assets                                                   2,266             2,266
          Other current assets                                                  1,272             1,308
                                                                         ------------      ------------
             Total current assets                                              89,978            73,876

     Equipment and leasehold improvements, net                                 29,631            28,781
     Other assets                                                               2,489             2,742
                                                                         ------------      ------------
             Total assets                                                $    122,098      $    105,399
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable                                               $     10,669      $      9,556
          Accrued expenses                                                     17,288            13,770
                                                                         ------------      ------------
            Total current liabilities                                          27,957            23,326

     Long-term debt, less current maturities                                   10,000            10,000

     Long-term deferred taxes                                                     789               789

     Other long-term liabilities                                                2,250                 -

     Stockholders' Equity:
          Class A Common Stock, $.01 par value;
            22,700,000 shares authorized; 16,393,948 and
            16,337,744 issued and outstanding as of
            September 26, 1998 and December 27, 1997, respectively                164               163
          Class B Common Stock, $.01 par value;
            4,200,000 shares authorized; 4,107,355 issued and
            outstanding as of September 26, 1998 and December 27, 1997             41                41
          Additional paid-in-capital                                           56,559            56,445
          Unearned compensation                                                  (277)             (423)
          Unrealized loss on investments in a marketable security                   -            (2,223)
          Unrealized loss on forward exchange contract                              -              (290)
          Retained earnings                                                    24,615            17,571
                                                                         ------------      ------------
             Total stockholders' equity                                        81,102            71,284
                                                                         ------------      ------------
             Total liabilities and stockholders' equity                  $    122,098      $    105,399
                                                                         ============      ============

    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Three months ended                         Nine months ended
                                                        ---------------------------------         ---------------------------------
                                                        September 26,       September 27,         September 26,       September 27,
                                                            1998                1997                  1998                1997
                                                        -------------       -------------         -------------       -------------

Sales                                                   $      52,205       $      55,664         $     157,674       $     159,621
Less excise taxes                                               6,832               7,047                20,523              19,311
                                                        -------------       -------------         -------------       -------------
     Net sales                                                 45,373              48,617               137,151             140,310
Cost of sales                                                  21,195              22,000                64,854              68,578
                                                        -------------       -------------         -------------       -------------
     Gross profit                                              24,178              26,617                72,297              71,732
                                                        -------------       -------------         -------------       -------------

Operating expenses:
Advertising, promotional and selling expenses                  17,382              17,415                49,316              51,802
General and administrative expenses                             2,842               3,190                 9,280               9,217
                                                        -------------       -------------         -------------       -------------
     Total operating expenses                                  20,224              20,605                58,596              61,019
                                                        -------------       -------------         -------------       -------------
Operating income                                                3,954               6,012                13,701              10,713
                                                        -------------       -------------         -------------       -------------

Other income (expense):
Interest income                                                   599                 451                 1,550               1,340
Interest expense                                                 (159)               (183)                 (486)               (540)
Other income (expense), net                                       (14)               (511)               (1,732)               (389)
                                                        -------------       -------------         -------------       -------------
     Total other income (expense)                                 426                (243)                 (668)                411

Income before provision for income taxes                        4,380               5,769                13,033              11,124
Provision for income taxes                                      1,743               2,521                 5,989               4,861
                                                        -------------       -------------         -------------       -------------
Net income                                              $       2,637       $       3,248         $       7,044       $       6,263
                                                        =============       =============         =============       =============

Earnings per share - basic                                      $0.13               $0.16                 $0.34               $0.31
                                                        =============       =============         =============       =============
Earnings per share - diluted                                    $0.13               $0.16                 $0.34               $0.31
                                                        =============       =============         =============       =============


Weighted average shares - basic                                20,495              20,425                20,481              20,283
                                                        =============       =============         =============       =============
Weighted average shares - diluted                              20,573              20,557                20,579              20,463
                                                        =============       =============         =============       =============

    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Nine months ended
                                                             Sept 26,     Sept 27,
                                                               1998        1997
                                                            ----------  ----------
Cash flows from operating activities:
Net income                                                  $    7,044  $    6,263
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                               3,920       3,029
     Loss on disposition of marketable security                  1,435           -
     Deferred income taxes                                           -          42
     Bad debt expense                                              325         118
     Amortization of unearned compensation                         152         185
   Changes in assets and liabilities:
     Accounts receivable                                          (721)     (3,353)
     Inventory                                                  (4,589)     (3,533)
     Prepaid expenses                                            2,593         206
     Other current assets                                          209       1,106
     Other assets                                                  253         502
     Accounts payable                                            1,113      (9,032)
     Accrued expenses                                            3,518       2,019
     Other long-term liabilities                                 2,250           -
                                                            ----------  ----------
Net cash provided by (used in) operating activities             17,502      (2,448)
                                                            ----------  ----------

Cash flows from investing activities:
     Purchases of equipment                                     (4,770)    (15,042)
     Proceeds from the sale of marketable security               2,851           -
     Net (purchases) maturities of short-term investments       (4,134)     (1,232)
     Purchases of restricted investments                             -        (625)
     Proceeds from maturities of restricted investments              -       1,236
                                                            ----------  ----------
Net cash used in investing activities                           (6,053)    (15,663)
                                                            ----------  ----------
Cash flows from financing activities:
     Proceeds from exercise of management incentive options         37         628
     Proceeds from from sale of common stock under stock
       purchase plan                                                74          23
     Repurchase of shares under employee investment and
       incentive share plans                                        (2)          -
     Principal payments on long-term debt                            -      (1,875)
     Net borrowings under line of credit                             -      14,275
                                                            ----------  ----------
Net cash provided by financing activities                          109      13,051
                                                            ----------  ----------

Net increase (decrease) in cash and cash equivalents            11,558      (5,060)

Cash and cash equivalents at beginning of period                    13       5,060
                                                            ----------  ----------

Cash and cash equivalents at end of period                  $   11,571  $        -
                                                            ==========  ==========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                $      513  $      391
                                                            ==========  ==========
    Income taxes                                            $    3,629  $    5,471
                                                            ==========  ==========

    The accompanying notes are an integral part of the financial statements

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION:

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and select international markets. The accompanying unaudited consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997. In the opinion of the management of the Company, the Company's unaudited consolidated financial position as of September 26, 1998 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 26, 1998 and September 27, 1997, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.


B.  SHORT TERM INVESTMENTS:

At September 26, 1998 short term investments consisted exclusively of money market funds, treasury bills, treasury repurchase agreements and securities backed by various agencies of the U.S. Government. At December 27, 1997, short term investments also included a marketable equity security with a cost of $4,286,000 and a market value of $2,063,000. The disposition of this security during the second quarter of 1998 resulted in a realized loss of $1,435,000.

The Company's money market funds, treasury bills, treasury repurchase agreements and securities backed by various agencies of the U.S. Government have a cost of $37,858,000 and $33,724,000 at September 26, 1998 and December 27, 1997,
respectively, which approximate fair value.


C.   INVENTORIES:

Inventories, which consist principally of hops, brewing materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following:

                                       September 26,         December 27,
                                           1998                  1997
                                       -------------         ------------

Raw materials, principally hops        $  15,328,000         $  12,481,000
Work in process                              726,000               511,000
Finished goods                             2,210,000               683,000
                                       -------------         -------------

                                       $  18,264,000         $  13,675,000
                                       =============         =============

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


D.  INCOME TAXES:

The Company's effective tax rate decreased to 39.8% for the three months ended September 26, 1998 from 43.7% for the three months ended September 27, 1997 and increased to 45.9% for the nine months ended September 26, 1998 from 43.7% for the nine months ended September 27, 1997. The following table reconciles the Company's federal statutory rate to the effective rate:


                                Three Months               Nine Months
                                    Ended                     Ended
                             -------------------       --------------------
                             Sept 26,   Sept 27,       Sept 26,    Sept 27,
                               1998       1997           1998        1997
                             --------   --------       --------    --------
    Statutory rate              35.0%      35.0%          35.0%       35.0%
    State income tax, net
      of federal benefit         8.1        8.7            8.1         8.7
    Permanent differences       (1.0)         -            2.1           -
    Other                       (2.3)         -            0.7           -
                             --------   --------       --------    --------

     Effective tax rate         39.8%      43.7%          45.9%       43.7%
                             ========   ========       ========    ========

The changes in the Company's effective tax rate for both the three and nine month periods were influenced primarily by the accounting for the marketable equity security described in Note B, as the Company does not expect that it will be able to fully realize the tax benefit associated with the disposition of the security. The lower tax rate for the three months ended September 26, 1998 is due to a partial reversal of the provision recorded in the first quarter which assumed a greater loss on the marketable security than the loss that was realized upon disposition of the security in the second quarter.


E.   COMPREHENSIVE INCOME:

The Company adopted the Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (SFAS 130) in the first quarter of 1998. This standard requires disclosure of comprehensive income which is defined as net income plus direct adjustments to stockholders' equity such as foreign currency items and unrealized gains and losses on certain investments. Comprehensive income for the three months ended September 26, 1998 and September 27, 1997 totaled $2,645,000 and $2,267,000, respectively. For the nine months ended September 26, 1998 and September 27, 1997, comprehensive income totaled $9,557,000 and $4,806,000, respectively.

                                                                   FOR THREE MONTHS ENDED               FOR THREE MONTHS ENDED
                                                                     SEPTEMBER 26, 1998                   SEPTEMBER 27, 1997
                                                                   ----------------------              ------------------------
Net income                                                                     $2,637,000                           $ 3,248,000
                                                                               ----------                           -----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                     $    8,000                           $    37,000
  Unrealized losses on security:
     Unrealized holding loss arising during period                 $       -                           $(1,018,000)
     Plus: reclassification adjustments for capital
     (gains) included in net income                                $       -   $        -              $         -  $(1,018,000)
                                                                   ---------   ----------              -----------  -----------
Other comprehensive income                                                     $    8,000                           $  (981,000)
                                                                               ----------                           -----------
Comprehensive income                                                           $2,645,000                           $ 2,267,000
                                                                               ==========                           ===========

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


E.  COMPREHENSIVE INCOME: (CONTINUED):

                                                                   FOR NINE MONTHS ENDED                FOR NINE MONTHS ENDED
                                                                     SEPTEMBER 26, 1998                   SEPTEMBER 27, 1997
                                                                   ----------------------              ------------------------
Net income                                                                     $7,044,000                           $ 6,263,000
                                                                               ----------                           -----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                     $  290,000                           $   (31,000)
  Unrealized losses on security:
     Unrealized holding gain (loss) arising during period          $  788,000                          $(1,426,000)
     Plus: reclassification adjustments for capital
     losses included in net income                                 $1,435,000  $2,223,000              $         -  $(1,426,000)
                                                                   ----------  ----------              -----------  -----------
Other comprehensive income                                                     $2,513,000                           $(1,457,000)
                                                                               ----------                           -----------
Comprehensive income                                                           $9,557,000                           $ 4,806,000
                                                                               ==========                           ===========

F.  EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

                                                       (in thousands)

                                          Three months ended      Nine months ended
                                          ------------------      ------------------
                                           Sept 26,  Sept 27,      Sept 26,  Sept 27,
                                            1998      1997          1998      1997
                                          --------  --------      --------  --------

Net income............................    $  2,637   $ 3,248      $  7,044  $  6,263
                                          --------   -------      --------  --------

Shares used in net earnings per
  common share - basic................      20,495    20,425        20,481    20,283
  Dilutive effect on potential
    common shares ....................          78       132            98       180
                                          --------   -------      --------  --------
Shares used in net earnings per
  common share - diluted..............      20,573    20,557        20,579    20,463

Earnings per common share - basic.....    $   0.13   $  0.16      $   0.34  $   0.31
                                          ========   =======      ========  ========
Earnings per common share - diluted....   $   0.13   $  0.16      $   0.34  $   0.31
                                          ========   =======      ========  ========

G.  NEW ACOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement. SFAS 133 is required to be adopted no later than the beginning of fiscal year 2000. Management is currently evaluating the effects that this statement is expected to have on the Company's financial statements.

                         THE BOSTON BEER COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 26, 1998 as compared to the three and nine-month periods ended September 27, 1997. It should be read in conjunction with the "Consolidated Financial Statements" of the Company and related "Notes to the Financial Statements" included in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

SALES. Volume decreased by 13.2% to 310,000 barrels in the three months ended September 26, 1998 from 357,000 barrels in the three months ended September 27, 1997. This decrease is due mainly to discontinued and decreased contract brewing arrangements with third parties for products produced in the Company's Cincinnati brewery. This reduced volume accounted for approximately 35,000 barrels. The remaining decline in volume is a result of a decrease in sales from the Samuel Adams year round styles and Oregon Original line, partially offset by an increase in Samuel Adams Boston Lager, Samuel Adams seasonals and Hardcore cider. Net sales decreased by 6.6% to $45,373,000 in the three-month period ended September 26, 1998 from $48,617,000 in the three-month period ended September 27, 1997. The decrease in net sales was due to the Company's reduced volume and to a lesser extent the packaging shift from six packs to twelve packs. Twelve packs are a promotional package and sell for a lower per unit net price.

GROSS PROFIT. Gross profit decreased by 9.2% to $24,178,000 in the three months ended September 26, 1998 from $26,617,000 in the three months ended September 27, 1997. Cost of sales increased to 46.7% of net sales in the three months ended September 26, 1998 from 45.3% in the three months ended September 27, 1997. This is primarily due to an increase in depreciation expense, an accrual for pallet liability caused by the discontinuance of a packaging supplier and an increase in deposit items returned by distributors. Offsetting these increases are continued favorable trends in raw material and packaging costs.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional and selling expenses remained stable at $17,382,000 in the three months ended September 26, 1998 compared to $17,415,000 in the three months ended September 27, 1997. As a percentage of net sales, total advertising, promotional and selling expenses increased to 38.3% in the three months ended September 26, 1998 from 35.8% in the three months ended September 27, 1997. Although total spending was level, the Company incurred increased expenses in preparation of a new advertising campaign, which will be rolled out in the beginning of the fourth quarter. The Company anticipates a continued increase in advertising expense during the fourth quarter ended December 26, 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 10.9% to $2,842,000 in the three months ended September 26, 1998 from $3,190,000 in the three months ended September 27, 1997. As a percentage of net sales, general and administrative expenses decreased to 6.3% for the three months ended September 26, 1998 from 6.6% for the three months ended September 27, 1997. This decrease is due to cost savings in consulting, employee and legal related charges.

OPERATING INCOME. Operating income decreased by 34.2% to $3,953,000 in the three months ended September 26, 1998 from $6,012,000 in the three months ended September 27, 1997. This decrease was caused by the Company's reduction in its contract volume, reduced volume from its core brands and the increase in cost of sales.

OTHER INCOME (EXPENSE), NET: Other income (expense) net, was $426,000 for the three months ended September 26, 1998, versus ($243,000) for the three months ended September 27, 1997. This increase is due in part to additional interest income the Company earned in the three months ended September 26, 1998. Also, other expense in 1997 was adversely affected by a repurchase of an overseas distribution right.

                         THE BOSTON BEER COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME. Net income decreased by 18.8% to $2,636,000 in the three months ended September 26, 1998 from $3,248,000 in the three months ended September 27, 1997. The decrease is primarily due to reduced contract and core volume and an increase in cost of sales. Income tax expense decreased to 39.8% of pretax income or $1,743,000 for the three months ended September 26, 1998 from 43.7% of pretax income or $2,521,000 for the three months ended September 27, 1997. The Company recorded a loss of $1,435,000 on the disposition of a marketable equity security during the second quarter of 1998. The Company does not anticipate that it will be able to fully realize the tax benefit associated with this loss. In the first quarter, the Company recorded a tax provision that assumed a greater loss than was realized. The lower tax rate for the current quarter reflects the partial reversal of the provision recorded in the first quarter.

NINE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1997

SALES. Sales volume decreased by 8.0% to 943,000 barrels in the first nine months of 1998 from 1,025,000 barrels in the first nine months of 1997. This decrease is due to discontinued and decreased contract brewing arrangements with third parties for products produced in the Company's Cincinnati brewery. Net sales decreased to $137,151,000 in the first nine months of 1998 from $140,309,000 in the first nine months of 1997. The decrease is due to the Company's reduced contract volume and a packaging shift from the six pack package to the twelve pack package. Net sales price per barrel increased 6.2% due primarily to the reduction in the contract volume which is sold at lower prices than the Company's core products and also increased pricing across the Company's Samuel Adams product line during 1998. Additionally, there has been a shift in the packaging mix from keg sales to bottles which generate higher revenues per barrel.

GROSS PROFIT. Gross profit increased by 0.8% to $72,297,000 in the first nine months of 1998 from $71,731,000 in the first nine months of 1997. Cost of sales decreased to 47.3% of net sales in the first nine months of 1998 from 48.9% of net sales in the first nine months of 1997. This decrease is primarily due to a favorable trend in raw material and packaging costs.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional, and selling expenses decreased by 4.8% to $49,316,000 in the first nine months of 1998 from $51,802,000 in the first nine months of 1997. As a percentage of net sales, total advertising, promotional, and selling expenses decreased to 36.0% in the first nine months of 1998 from 36.9% in the first nine months of 1997. This decrease was primarily attributable to reduced employee-related expenses, point of sale-related expenses, and promotional spending, partially offset by an increase in advertising expenses. Point of sale spending was reduced during the first two quarters in contemplation of the introduction of the Company's new logo. The Company anticipates an increase in promotional spending during the fourth quarter, continuing the trend which began in the third quarter. During 1998, the Company changed advertising firms and is currently in the process of rolling out a new advertising campaign. The Company anticipates continued increases in advertising expenditures during the fourth quarter ending December 26, 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 26, 1998 are comparable to that for the nine months ended September 27, 1997. The Company experienced cost savings in consulting fees which were offset by the inclusion of an additional two months of expense incurred by the Company's Cincinnati brewery. Since the Company purchased the brewery on March 1, 1997 the additional general and administrative expense incurred by the acquisition only included seven months for the comparable 1997 period.

OPERATING INCOME. Operating income increased by 27.9% to $13,701,000 in the first nine months ended September 26, 1998 from $10,713,000 in the first nine months ended September 27, 1997. This increase is due to the decrease in cost of sales and reduced selling and promotional spending.

OTHER INCOME (EXPENSE), NET: Other income (expense) net, was ($668,000) for the first nine months of 1998 as compared to $411,000 for the first nine months of 1997. This change is due to the loss of $1,435,000 on the sale of a marketable security that was recognized upon disposition of the security in 1998, partially offset by an increase in interest income.

                         THE BOSTON BEER COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME. Net income increased by 12.5% to $7,044,000 in the first nine months of 1998 compared to $6,263,000 in the first nine months of 1997. The increase is primarily due to reductions in cost of sales, lower spending in promotional and selling expenses offset by the loss on the sale of the marketable security. Income tax expense increased to 45.9% of pretax income or $5,989,000 for the nine months ended September 26, 1998 from 43.7% of pretax income or $6,263,000 for the nine months ended September 27, 1997. This increase in the tax rate is due to the loss on the sale of the marketable security that was recognized for financial statement purposes during 1998, but from which the Company does not expect to be able to fully realize the tax benefit..

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $11,558,000 at September 26, 1998 from $13,000 at December 27, 1997 and $0 at September 27, 1997. This significant increase in cash is primarily due to cash provided by operating activities of $17,502,000 for the nine months ended September 26, 1998 as compared to cash utilized in operating activities of $2,448,000 for the nine months ended September 27, 1997. The primary source of cash flow during the nine months ended September 26, 1998 was generated from net income of $7,044,000 as compared to net income of $6,263,000 for the nine months ended September 27, 1997. Adjustments to reconcile net income to net cash provided by operating activities during 1998 were primarily comprised of depreciation expense, the amortization of a long term deferred contract incentive, and the realized loss on the marketable security that was disposed of in the second quarter. This was partially offset by an increase in inventory, primarily due to the purchase of hops which exceeded the hop usage during the nine months.

Cash provided by operating activities during the first nine months of 1998 was partially offset by cash utilized in investing activities of $6,053,000 as compared to cash utilized in investing activities of $15,663,000 for the nine months ended September 27, 1997. The Company purchased $4,770,000 of equipment during the nine months ended September 26, 1998 as compared to $15,042,000 for the nine months ended September 27, 1997. The difference is primarily due to the acquisition of the Cincinnati brewery on March 1, 1997 and the purchase of additional sankey kegs during 1997. Additionally, the Company utilized $4,134,000 for net purchases of short term investments during 1998, which was partially offset by proceeds from the sale of a marketable security of $2,851,000.

Net cash provided by financing activities decreased to $109,000 for the nine months ended September 26, 1998 from $13,051,000 for the nine months ended September 27, 1997. This decrease is primarily due to net borrowings under existing lines of credit of $14,275,000 in the prior year as compared to $0 in the current year. As of September 26, 1998, $10,000,000 is outstanding which is unchanged from the balance outstanding at December 27, 1997.

The Company believes that working capital of $62,021,000 as of September 26, 1998 (of which 79.7% is comprised of cash and equivalents and short term investments), in conjunction with existing lines of credit, should be sufficient to meet the Company's operating, capital and debt service requirements over the next few years.

Management is in the process of evaluating alternative programs for investing the Company's substantial cash balance.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity,
depending on the nature of the underlying instrument being hedged.   In the
event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement. SFAS 133 is required to be adopted no later than the beginning fiscal year 2000. Management is currently evaluating the effects that this statement is expected to have on the Company's financial statements.

                         THE BOSTON BEER COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future requirements. The Company's hops purchase commitments are denominated in German marks or English pounds, depending upon the location of the supplier. The Company has entered into forward contracts in the past in efforts to hedge foreign currency risk associated with these purchase commitments. There are no forward contracts existing as of September 26, 1998. Future hedging practices, if any, will directly affect the impact that Statement of Financial Accounting Standard No. 133 (SFAS 133) will have on the Company's financial statements. Management is in the process of evaluating its hedging practices for future periods.

YEAR 2000

As has been widely publicized, many computer systems and microprocessors are not programmed to accommodate dates beyond the year 1999. The Company's exposure to this year 2000 ("Y2K") problem comes not only from its own internal computer systems and microprocessors, but also from the systems and microprocessors of its key vendors, including by way of illustration its contract breweries, raw material suppliers, utility companies, payroll services and banks, and its distributors and other customers. A failure of any of these internal or external systems could adversely affect the Company's ability to brew, package, sell, ship and bill for product and to collect invoices and account for collections. In effect, any significant computer failure could have a material, adverse effect on the Company's operations. With this in mind, the Company has commenced a comprehensive review of potential Y2K issues, both with respect to the Company's internal systems and those of third parties with which it has significant relationships.

The Company currently believes that all of its internal systems will be year 2000 compliant by the end of the first quarter of 1999. This belief is based on its own internal evaluations and testing and on assurances from its systems vendors. Current estimates are that the total cost to achieve internal year 2000 compliance, other than at the Company's Cincinnati brewery, will not exceed $125,000, exclusive of amounts to be expended on contingency plans. None of the $125,000 has yet been spent. This $125,000 anticipated upgrade cost is in addition to other planned information technology ("IT") projects. While the intensive effort expected to achieve Y2K compliance has caused and may continue to cause delays in other IT projects, the Company does not expect that any of these delays will have a significant effect on the Company's business or that any of the Company's other IT projects will be canceled or postponed to pay for the Y2K upgrades.

The Company is currently evaluating all of its microprocessors and control systems at its Cincinnati brewery in light of the Y2K problem. As part of this process, the Company is conducting an inventory of the brewery's automated machinery and other computerized equipment and will be contacting applicable vendors for information regarding Y2K compliance. The Company will then upgrade or otherwise modify the brewery's microprocessors and control systems, to the extent necessary, and the Company will develop applicable contingency plans. Testing of all brewery systems should be completed by the end of the first quarter of 1999. Preliminary estimates of the cost to bring all brewery systems into Y2K compliance do not exceed $150,000, but a more accurate estimate will not be possible until all brewery equipment has been identified and evaluated. Process controls at the brewery are integral to the brewery's operations. A failure of any of these controls could adversely affect the Company's ability to continue brewing operations; however, because many of the brewing processes can be controlled manually, the actual risk that the Company will be unable to brew is low. In addition, the Company currently plans to shut the brewery down for the first several days of January 2000 for testing purposes and will be able to operate much of the brewery equipment manually, if necessary for product supply reasons.

The Company relies extensively on its suppliers and contract breweries. Because their systems are not directly under the Company's control, the Company is at risk that all required external Y2K compliance efforts will not be completed on time and significant business disruptions will result. The Company has formed a committee to assure that all vendor and other relationship Y2K issues are analyzed and addressed. Under the direction of this committee, the Company has compiled a list of all of its vendors and, as to each vendor, assessed the impact that a Y2K failure would likely have on the Company's business and operations. The Company then sent a Y2K questionnaire to each vendor believed to present a possibly critical risk, in order to ascertain the Y2K compliance status of each. The Company is currently in the process of compiling and analyzing the information submitted by these vendors. To date, questionnaires have been sent to 37 critical vendors. Of these, 28 vendors have

                         THE BOSTON BEER COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

responded, all have asserted that they are addressing the Y2K problem or are already in compliance. The Company intends to continue to pursue vendors who have not as yet responded, and to monitor the progress toward compliance of those not yet compliant. The Company intends to issue questionnaires to non-critical vendors in the coming months.

In addition to obtaining and assessing information concerning vendor Y2K status, the Company is requiring all new vendors and all existing vendors entering into new contracts with the Company to warrant Y2K compliance. Management understands the potentially serious consequences of a system failure and also understands that not all vendors may be Y2K compliant on time. For this reason, the Company is developing contingency plans for all critical services and supplies. As part of this contingency planning, the Company is assessing the cost of vendor shutdown, understanding that, because of the complex nature of the Company's supply chain and the lack of clarity as to the effect of multiple vendor failure, any assessment process is imprecise.

The Company believes that the most significant threats to its ability to operate are presented by possible disruptions of brewing operations at its contract breweries, and its supply of glass and malt. Because the Company brews its products at multiple facilities, Management believes that it has significant operating risk only if more than one of these facilities is unable to produce. In addition, Management expects that, as is the case with the Company's Cincinnati brewery, in the event of a system failure at a contract brewery, the brewery would be able to recommence operations fairly rapidly, but on an inefficient, manual basis.

A systems failure at the Company's glass supplier could significantly affect the Company's ability to package and ship product. The Company's current supplier is one of the world's largest and the Company believes that finding alternate sources of supply would be problematic. Because of the nature of this risk, the Company has worked closely with its supplier on this issue and has received assurances that Y2K compliance will be achieved on time. A similar situation exists with respect to malt. If the Company's supply of malt were interrupted, the Company's ability to meet production schedules could be affected, although alternate sources of supply might be available, albeit at a higher cost. The Company also believes that its current vendors could run the malting process manually and that, accordingly, the risk of a significant disruption is slight.

In the unlikely event that the Company is unable to produce or ship any product (the "Worst Case"), the Company estimates its financial exposure to be in the range of $4.3 million per week of lost revenue, over the short term. Using forward planning ratios, this lost revenue translates into lost variable gross profit, in the absence of mitigating cost cutting, of $1.7 million per week. A production disruption for an extended period is likely to affect the availability of the Company's products to consumers, leading to a decline in brand equity, the financial consequences of which are not susceptible to estimation. The Company does not expect to encounter the Worst Case. The financial consequences of a less significant disruption are difficult to predict, as they will depend on the exact circumstances and duration of the disruption.

It is possible that the conclusions reached by the Company from its analysis to date will change, with the result that the cost estimates and target completion dates outlined above will change. The Company will continue to explore contingency plans, so as to be in a position to mitigate the consequences of any disruption.

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

            Not Applicable

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

  ITEM 5.   OTHER INFORMATION

            In accordance with the provisions of Rule 14a-4 ( c ) promulgated under the Securities Exchange Act of 1934, if the company does not receive notice of a shareholder proposal to be raised at its 1999 Annual Meeting on or before February 26, 1999, then in such event, the management proxies shall be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting of Stockholders.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)       Exhibits

                                 EXHIBIT INDEX

Exhibit No.                               TITLE
-----------  ------------------------------------------------------------------

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

    3.5 Amended and Restated By-Laws of the Company (as amended through June 2, 1998).

                         THE BOSTON BEER COMPANY, INC.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                           Exhibit Index (CONTINUED)


     EXHIBIT NO.                               TITLE
     -----------                               -----

          3.6 Restated Articles of Organization of the Company, dated July 21, 1998.

          4.1 Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164) .

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

         10.27 Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998, and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

        +10.28 Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

        +10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27,
                   1998).

        +10.30 Glass Supply Agreement between The Boston Beer Company and Owens' Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

         10.31 Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

        *10.32 Extension letters, dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20, 1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc.

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



                         THE BOSTON BEER COMPANY, INC.
                                 (Registrant)



Date:  Nov 4, 1998                By:  /s/: C. JAMES KOCH
------------------                     ----------------------------
                                       C. James Koch
                                       President, Chief Executive Officer,
                                       Clerk and Director (principal executive
                                       officer)


Date:  Nov 4, 1998                By:  /s/: ALFRED W. ROSSOW, JR.
------------------                     ----------------------------
                                       Alfred W. Rossow, Jr.
                                       Executive Vice President, Chief
                                       Financial Officer, Treasurer and
                                       Director (principal financial officer)


Date:  Nov 4, 1998                By:  /s/: RICHARD P. LINDSAY
------------------                     -----------------------------
                                       Richard P. Lindsay
                                       Vice President of Finance and Controller
                                       (principal accounting officer)