Form 10-K
period 1998-12-26
BOSTON BEER CO INC
filed 1999-03-25
CIK 949870

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       DECEMBER 26, 1998

OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ..........to..........

                        Commission file number: 1-14092

                         THE BOSTON BEER COMPANY, INC.
            (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                              04-3284048
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  75 ARLINGTON STREET, BOSTON, MASSACHUSETTS
                   (Address of principal executive offices)
                                     02116
                                  (Zip Code)

                                (617) 368-5000
             (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
CLASS A COMMON STOCK................. NYSE......................................


         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:     NONE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $130,294,142 (based on the closing price of the Company's Class A Common Stock on the New York Stock Exchange on March 12, 1999). All of the Registrant's Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 12, 1999 there were 16,415,010 shares outstanding of the Company's Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company's Class B Common Stock ($.01 par value).


                      DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting to be held on June 1, 1999 are incorporated by reference into Part III of this report.

                         THE BOSTON BEER COMPANY, INC.
               FORM 10-K FOR THE PERIOD ENDED DECEMBER 26, 1998


PART I.
                                                                                                 PAGE
       Item 1.    Business                                                                          3-10
       Item 2.    Properties                                                                          10
       Item 3.    Legal Proceedings                                                                   10
       Item 4.    Submission of Matters to a Vote of Security Holders                                 10

PART II.

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters               11
       Item 6.    Selected Financial Data                                                             12
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of       13-20
                  Operations
       Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                          21
       Item 8.    Financial Statements and Supplementary Data                                      22-37
       Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial           38
                  Disclosure

PART III.

       Item 10.   Directors and Executive Officers of the Registrant                                  38
       Item 11.   Executive Compensation                                                              38
       Item 12.   Security Ownership of Certain Beneficial Owners and Management                      38
       Item 13.   Certain Relationships and Related Transactions                                      38

PART IV.

       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                  38-41

Signatures                                                                                            42

                                    PART 1

ITEM 1.     BUSINESS

GENERAL

The Boston Beer Company, Inc. ("Boston Beer" or the "Company") is the largest craft brewer and the seventh overall largest brewer in the United States. In fiscal 1998, Boston Beer sold 1,153,000 barrels of its proprietary products and brewed 74,000 barrels under contract for third parties.

The Company produced a total of eighteen beers under the Boston Beer Company name, four beers under the Oregon Beer and Brewing Company name and three cider products during 1998. In addition to Samuel Adams Boston Lager(R), the flagship brand, seventeen beers were produced under the Samuel Adams(R) label: Boston Ale(R), Lightship(R), Cream Stout, Honey Porter, Scotch Ale, Double Bock, Triple Bock(R), Octoberfest, Winter Lager(R), Cherry Wheat, Summer Ale, Cranberry Lambic, Golden Pilsner, White Ale, Boston Cream(TM), Spring Ale and Boston IPA. The Company produced four beers under the Oregon Original(TM) label: Indian Pale Ale, Nut Brown Ale, Raspberry Wheat and Honey Ale. Three cider products were produced under the HardCore(R) label: HardCore(R) Hard Crisp Cider, HardCore(R) Hard Cranberry Cider and HardCore(R) Black Cider.

Boston Beer brews its beers at five contract breweries and two Company-owned breweries. The Company-owned breweries are located in Cincinnati, Ohio (the "Cincinnati Brewery") and Boston, Massachusetts (the "Boston Brewery"). The five contract breweries are located in Lehigh Valley, Pennsylvania (the "Allentown Brewery"), Portland, Oregon (the "Portland Brewery"), Rochester, New York (the "Genesee Brewery"), Pittsburgh, Pennsylvania (the "Pittsburgh Brewery"), and Lake Oswego, Oregon (the "Saxer Brewery").

The Company's principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.

INDUSTRY BACKGROUND

The Company's products are positioned in the "Better Beer" segment of the beer industry, which includes craft beers and most imports (excluding imported beers sold at lower, domestic prices primarily along the Canadian and Mexican border). Along with imports and other craft beers, the Company's beers are viewed as a more flavorful, higher priced and a more intriguing alternative to the domestic beers which make up approximately 90% of beer consumption in the United States. The Better Beer segment is approximately 10% of United States beer consumption and has been averaging approximately 5-10% compounded growth per year, over the last twenty years.

The Company is the largest craft brewer in the United States and Samuel Adams Boston Lager(R) is the third largest brand in the Better Beer segment of the United States brewing industry, trailing only Corona and Heineken. The craft beer segment is a sub-set of the Better Beer segment. The terms craft brewer and micro-brewer are often used interchangeably by consumers and within the industry to mean a small, independent brewer whose predominant product is brewed with only traditional brewing processes and ingredients. Craft brewers include contract brewers, small regional brewers, and brewpubs. Craft beers are full-flavored beers brewed by craft brewers with higher quality hops, malted barley, yeast and water, but without adjuncts such as rice, corn or stabilizers, and without water dilution used in mass-produced beer. The Company estimates that in 1998 the craft brew segment accounted for approximately 5 million barrels. Over the five-year period ended December 31, 1998, craft beer shipments have grown at a compounded annual rate of approximately 30%, while total beer industry shipments in the United States have remained substantially level. It should be noted, however, that growth rates experienced in 1993 and 1994 were significantly higher than recent years. During 1998, craft beer sales were relatively flat, while the growth of the overall Better Beer category continued in line with its historic trends.

The primary cause for the growth of Better Beers is consumers' rediscovery of and demand for more traditional, full-flavored beers. Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed such full-flavored beers. Since the end of Prohibition, domestic brewers have shifted production to less flavorful, lighter beers, which use lower cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift toward these mass-produced beers has coincided with consolidation in the beer industry. Today, three major brewers (Anheuser Busch, Miller Brewing Company, and Coors Brewing Company) control approximately 80% of all United States beer shipments.

Per capita beer consumption in the United States has declined from its peak in the early 1980's. Although consumers began to drink less beer, consumption was focused on more flavorful or otherwise distinctive beers. In the early 1980's, this demand was met by imported beers from Holland, Germany, Canada, and Mexico. Beginning in the late 1980's, domestic craft brewers began selling richer, more full-flavored beers, usually in small, local geographic markets, and later, through their own brewpubs. When Samuel Adams Boston Lager(R) was first brewed in 1984, only a handful of craft breweries existed, few of which distributed outside their immediate geographical areas. In response to increased consumer demand for more flavorful beers, the number of craft-brewed beers has increased dramatically. Currently there are more than 500 craft brewers and approximately 900 brewpubs. In addition to the many independent brewers, the three major brewers have all entered this craft market, either through developing their own beers or by acquiring, in whole or part, or forming partnerships with, existing craft brewers.

BUSINESS STRATEGY

The Company's business goal is to become the leading brewer in the Better Beer segment by creating and offering a wide variety of the highest quality full-flavored beers. The Company strives to achieve this goal by increasing brand awareness through point-of-sale, advertising and promotional programs, supported by a large, well-trained sales organization.

QUALITY ASSURANCE

As of December 26, 1998 the Company employed nine brewmasters and retained a world recognized brewing authority as a consulting brewmaster to monitor the Company's contract brewing operations and control the production of its beers. Over 125 tests, tastings, and evaluations are typically required to ensure that each batch of Samuel Adams(R) beer conforms to the Company's standards. For Samuel Adams(R) products, the Company uses only high quality hops grown in Europe. In addition to on-site quality control labs, its brewing department is supported by a quality control lab at the Boston Brewery. In order to ensure that its customers enjoy only the freshest beer, the Company includes a "freshness" date on every bottle of its Samuel Adams(R) and Oregon Original(TM) products. Boston Beer was among the first craft brewers to follow this practice.

PRODUCT INNOVATIONS

The Company is committed to developing new products in order to introduce beer drinkers to different styles of beer, promote the Samuel Adams(R) product line and remain the leading innovator. These new products allow the Samuel Adams(R) drinker to try new styles of beer while remaining loyal to the Samuel Adams(R) brand. In 1998, Boston Beer added two new styles to the Samuel Adams(R) product line, Spring Ale, a seasonal brand and Boston IPA, a year-round brand . Hardcore(R) Black Cider, a new cider product, was also introduced during 1998. The Company did not add to its Oregon Original(TM) line in 1998.

The Company continuously evaluates the performance of its various beer and cider brands and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Brands discontinued during 1998 include Oregon Original(TM) Honey Ale, HardCore(R) Hard Cranberry Cider and Samuel Adams Boston Cream(TM). In 1997, the Company discontinued four beers brewed under the Longshot(R) label and two seasonal brands and one year-round brand brewed under the Oregon Original(TM) label.

BREWING

The Company believes that its strategy of contract brewing, which utilizes the excess capacity of other breweries, gives the Company flexibility as well as quality and cost advantages over its competitors. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods, and
(ii) first rate quality control capabilities throughout brewing, fermentation, finishing, and packaging. Furthermore, by brewing in multiple locations, the Company reduces its distribution costs and is better able to deliver fresher beer to its customers than other craft brewers with broad distribution from a single brewery.

While the Company currently plans to continue its contract-brewing strategy, effective March 1, 1997, the Company acquired all of the equipment and other brewery related personal property of an independent brewing company located in Cincinnati, Ohio. The Company believes this acquisition complements the contract breweries currently utilized by providing greater flexibility for brewing production . The Cincinnati Brewery is currently managed by the Samuel Adams Brewery Company, Ltd., a wholly owned affiliate of the Company. The results of operations of the Cincinnati Brewery, since the date of acquisition are included in the accompanying consolidated financial statements. The Company will periodically evaluate the advantages of acquiring additional breweries.

In addition to the Company's breweries in Boston and Cincinnati, the Company currently has relationships with four brewers who produce Samuel Adams(R) and Oregon Original(TM) lines of beers in the United States, each of which is described in greater detail below. The Company believes that its breweries and its contract brewers have sufficient capacity to brew anticipated future volume over the next five years.

THE SAMUEL ADAMS BREWERY COMPANY, LTD.   Since the Company acquired the
equipment and other brewery-related personal property of a brewery in Cincinnati, Ohio, on March 1, 1997, the Company has been brewing a majority of its styles in Cincinnati as well as producing certain products for contract customers. If and when certain preconditions are met with respect to the land on which the brewery in Cincinnati is located, the Company will purchase the real property. The Samuel Adams Brewery Company, Ltd. is a wholly owned affiliate of the Company.

THE STROH BREWERY COMPANY. In November 1998, the Company entered into a new brewing contract (the "Stroh Contract") with the Stroh Brewing Company ("Stroh") for the production of Samuel Adams(R) beer products at Stroh's Allentown Brewery and Portland Brewery (the "Stroh Breweries").

Under the Stroh Contract, the Company paid Stroh a contract fee in consideration of the capacity levels which Stroh has committed to the Company over an extended period of time. For use of the facilities, Stroh charges the Company a per unit rate for production and the Company bears the costs of raw materials, excise taxes and deposits for case pallets and kegs.

On February 8, 1999, Stroh announced that it had reached definitive agreements to sell certain beer brands and the Allentown Brewery to Pabst Brewing Company ("Pabst") and certain brands to Miller Brewing Company ("Miller") (collectively, the "Stroh Transactions"). See the "Potential Transaction between Stroh Brewing Company and Pabst Brewing Company" under Item 7 in Management's Discussion and Analysis for further discussion.

THE GENESEE BREWING COMPANY. In May, 1997, the Company amended and restated its brewing contract with the Genesee Brewing Company ("Genesee") related to the production of Samuel Adams(R) beer products at the Genesee Brewery. The Company is charged a per unit rate for the production of beer, as well as the costs of raw materials and excise taxes that Genesee is obligated to pay. This agreement caps the maximum number of barrels that Genesee is obligated to produce for the Company. This agreement expires in December 2016; however, Genesee has the right to terminate this agreement if the volume of production during the immediately preceding 12-month period falls below certain levels. The Company has the right to terminate immediately with cause and, subject to certain stated notice periods, also based on the volume of production during the prior 12-months.

PITTSBURGH BREWING COMPANY. The Company has agreed to extend the current brewing contract with Pittsburgh Brewing Company ("Pittsburgh") through March 31, 1999 and will continue to negotiate a potential on-going brewing relationship for production at Pittsburgh's facility. The Company is currently charged a per unit rate for brewing, fermenting, and packaging, as well as the cost of raw materials.

THE SAXER BREWING COMPANY. In July 1994, the Company's subsidiary, Oregon Beer and Brewing Company, Inc. ("Oregon Beer"), entered into a brewing contract with Saxer Brewing Company ("Saxer") relating to the production of certain products specified by Oregon Beer, bearing the Company's "Oregon Original(TM)" trademark. Oregon Beer is charged a per unit rate for the production of beer, as well as the costs of raw materials and excise taxes that Saxer is obligated to pay as a result of products brewed for Oregon Beer. This agreement expires on July 1, 2004; however, Oregon Beer has the right to terminate the agreement immediately with cause and otherwise upon providing 45 days notice. Saxer has the right to terminate the contract upon twelve months' notice.

THE BOSTON BEER COMPANY BREWERY. The Company uses the Boston Brewery to develop new types of innovative and traditional beers and to supply, in limited quantities, certain beers for the local market. All of its beers are typically brewed at the Boston Brewery in the course of a year. Product development entails researching market needs and competitive products, sample brewing and market taste testing.

STRONG SALES AND DISTRIBUTION PRESENCE

Boston Beer sells its products through a sales force of approximately 175 people, which the Company believes is the largest of any craft brewer and one of the largest in the domestic beer industry. The Company sells its beer to a network of approximately 450 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, and other retail outlets. The Company's sales force has a high level of product knowledge and is trained in the details of the brewing process and the sales process. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers as to the quality and taste of the Company's beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company's premium pricing strategy and growth.

ADVERTISING AND PROMOTION

The Company has historically invested in advertising and promotional programs in efforts to build brand equity. The Company uses television, radio, outdoor advertising and trade print media as means of advertising. The Company works closely with its distributors and customers to develop and implement promotions designed to increase consumer awareness and sales. On-premise promotions, where legal, include beer tastings, promotions, and extensive use of innovative, customized menu and table-top cards for visibility. Off-premise promotions, where legal, include sweepstakes, periodic discounts to retailers and other programs which often combine consumer, distributor, and retailer elements.

PRODUCTS MARKETED

The Company's product strategy is to create and offer a world class variety of traditional beers and to promote the Samuel Adams(R) product line. During 1998, the Company marketed twelve year-round and six seasonal beers under the Samuel Adams(R) brand name, four year-round beers under the Oregon Original(TM) brand name and three ciders under the HardCore(R) brand name. The Company's Samuel Adams Boston Lager(R) has historically accounted for the majority of the Company's sales. The following is a list of continuing styles as of December 26, 1998.


BEERS                                  YEAR FIRST BREWED OR INTRODUCED
         Year-Round Beers

     Samuel Adams Boston Lager(R)                1984
     Samuel Adams Boston Ale(R)                  1987
     Boston Lightship(R)                         1987
     Samuel Adams(R) Cream Stout                 1993
     Samuel Adams(R) Honey Porter                1994
     Samuel Adams Triple Bock(R)                 1994
     Samuel Adams(R) Scotch Ale                  1995
     Samuel Adams Cherry Wheat(R)                1995
     Samuel Adams(R) Golden Pilsner              1996
     Samuel Adams(R) White Ale                   1997
     Samuel Adams(R) Boston I.P.A.               1998
     Oregon Original(TM) India Pale Ale          1994
     Oregon Original(TM) Nut Brown Ale           1994
     Oregon Original(TM) Raspberry Wheat         1995

         Seasonal Beers

     Samuel Adams(R) Double Bock                 1988
     Samuel Adams(R) Octoberfest                 1989
     Samuel Adams(R) Winter Lager(R)             1989
     Samuel Adams(R) Cranberry Lambic            1989
     Samuel Adams(R) Summer Ale                  1996
     Samuel Adams(R) Spring Ale                  1998

CIDERS

     HardCore(R) Hard Crisp Cider                1997
     HardCore(R) Black Cider                     1998

The Company continuously evaluates the performance of its various beer and cider brands and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Brands discontinued during 1998 include Oregon Original(TM) Honey Ale, HardCore(R) Hard Cranberry Cider and Samuel Adams Boston Cream(TM). Brands discontinued during 1997 included four beers brewed under the Longshot(R) label and two seasonal brands and one year-round brand brewed under the Oregon Original(TM) label.

INGREDIENTS AND PACKAGING

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

MALT. The Company plans to purchase the malt used in the production of its beer from two suppliers during 1999 as compared to four suppliers during 1998. The two-row varieties of barley used in the Company's malt are grown in the United States and Canada.

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

The Company purchases its hops from hops dealers, the largest of which has accounted for between 41% and 57% of annual hop purchases over the past three years. The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years the Company's rate of sales growth has declined, resulting in an increase in hops inventory. As a result, existing purchase commitments may exceed projected future needs over the life of such commitments. The Company recorded a provision of $2.8 million in 1998 to reserve for excess purchase commitments. In addition, in 1998 the Company recorded a $1.2 million charge associated with the cancellation of purchase commitment contracts. There were no reserves for hops contract losses required, or contract cancellation costs incurred, in 1997 or 1996. The Company will continue to make efforts to manage excess inventory levels and commitments. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management's estimates.

The Company's hops contracts are denominated in German marks or English pounds, depending on the location of the supplier. Prior to late 1996, the Company had, as a practice, not hedged the foreign currency risk associated with these contracts. Historically, the Company's gains and losses from exchange rate volatility were not material. In late 1996 and 1997, the Company hedged some of its currency risks. However, the Company's recent actions to reduce its excess hop commitments or defer its obligation to accept the hops resulted in foreign exchange losses of $471,000 for the year ended December 26, 1998. The Company had no foreign currency forward contracts outstanding as of December 26, 1998.

YEAST. The Company maintains a supply of proprietary strains of yeast that it supplies to its contract brewers. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains supplies in several locations. In addition, the Company's contract brewers maintain a supply of yeasts that are reclaimed from the batches of beer brewed. The contract brewers are obligated by their brewing contracts to use proprietary strains of yeasts only to brew the Company's beers and such yeasts cannot be used without the Company's approval to brew any other beers produced at the respective breweries.

PACKAGING MATERIALS. The Company maintains competitive sources for the supply of packaging materials, such as shipping cases, six-pack carriers and crowns. Currently, glass and labels are each supplied by a single source, although the Company believes that alternative suppliers are available. The Company enters into limited term supply agreements with certain vendors in order to receive preferential pricing.

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

Late in 1998, Miller Brewing Company introduced a new contract with its distributors that seeks to impose new requirements on distributors so as to focus the distributor's attention, time, selling effort and investment on Miller products. The Company distributes its products through independent distributors who may also distribute Miller products. These new contracts may affect the way distributors allocate selling effort and investment to the brands that they distribute and may adversely affect the distributors' support of the Company's brands. The effect on the Company of the new Miller contract is uncertain as Miller distributors represent a significant part of the Company's distribution network. The Company closely monitors these and other trends in its distributor network, and develops programs and tactics intended to best position its products in the market.

In addition to this distributor focus, the Company has set up its sales organization to include retail account specialists, both on-premise and off-premise. The sales organization is designed to develop and strengthen relations at each level of the three tier distribution system by providing educational and promotional programs encompassing distributors, retailers and consumers.

The Company has also engaged in extensive media campaigns, primarily radio, television, billboards and trade print. The Company will continue to use radio extensively due to the Company's historical success with that medium. A new television campaign was launched during 1998 and the development of a new campaign for 1999 is currently in process. In addition, its sales force complements these efforts by engaging in sponsorships of cultural and community events, local beer festivals, industry-related trade shows, and promotional events at local establishments for sampling and awareness, where legal. All of these efforts are designed to stimulate consumer demand by educating consumers, retailers, and distributors, on the qualities of the Company's beers and ciders. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

DISTRIBUTION

The Company distributes its beers in every state in the United States, as well as the District of Columbia, Puerto Rico, the United States Virgin Islands and Guam. The Company distributes its beer through a network of over 450 distributors. During 1998, the Company's largest distributor accounted for approximately 5% of the Company's net sales. No other distributor accounted for more than 3% of the Company's net sales during 1998. In some states, the terms of the Company's contracts with its distributors may be affected by laws that restrict enforceability of some contract terms, especially those related to the Company's right to terminate the services of its distributors. The Company also distributes its beers to Canada, France, Germany, Hong Kong, Japan, Sweden, Switzerland, the United Kingdom, Australia and other Caribbean islands. Exports represented less than 1% of 1998 revenues.

The Company typically receives orders by the fifth of a month with respect to products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

COMPETITION

The craft-brewed and Better Beer segments of the United States beer market are highly competitive due to continuing product proliferation from craft brewers and the recent gains in market share achieved by imported beers. The Company's products also compete with other alcoholic beverages, including other segments of the beer industry and low alcohol products. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's distributors and their customers. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products. The competitive advantage of the Company is enhanced by its uncompromising product quality, its development of new beer styles, innovative point of sale materials, a large sales force, tactical introduction of seasonal beers and pricing strategies generating above-average profits to distributors and retailers.

Since the Company began in 1984, there has been a dramatic increase of new entrants to the craft beer segment. The Company anticipates competition among craft brewers to intensify as existing craft brewers retrench to their key markets and core brands. While some of the smaller craft brewers have already left the marketplace, new entrants into the market continue and competition, overall, is high. In addition, large brewers have developed or are developing niche brands and are acquiring interests in small brewers to compete in the craft-brewed segment of the domestic beer market.

Imported beers have recently gained market share and volumes within the growing Better Beer segment as they continue to compete aggressively in the United States. These competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. The Company believes that it may benefit from the success of the imported beers as they educate beer drinkers about the Better Beer segment and as they increase the pool of Better Beer drinkers.

The Company competes directly with craft beers, including those trademarked under Sierra Nevada, Pete's Wicked, Redhook, and Pyramid and import beers such as Corona, Heineken, Beck's and Guinness, among others. Niche beers produced by affiliates of certain major domestic brewers such as Anheuser-Busch, Miller Brewing Company and Coors Brewing Company, also compete with the Company's products.

Management believes that as the industry consolidates, Boston Beer will be in a position to leverage its strengths and successfully compete in a maturing market. The Company has competitive advantages over the regional craft brewers as a significant portion of the Company's products are produced utilizing a contract brewing strategy, which provides greater flexibility and lower initial capital costs. The use of contract brewing frees up capital for other uses and allows the Company to brew its beer closer to major markets around the country, while providing fresher beer to customers and affording lower transportation costs. The Company also believes that its acquisition of the Cincinnati Brewery, where it previously contract-brewed its beers, complements its strategy of contract brewing while providing added flexibility of production. The Company also believes that its products enjoy competitive advantages over imported beers, including lower transportation costs, no import charges, and superior product freshness.

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

LICENSES AND PERMITS

The Company produces and sells its beers to distributors pursuant to a federal wholesaler's basic permit. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file an amended notice with the Bureau of Alcohol, Tobacco and Firearms ("BATF") in the event of a material change in the brewing process, brewing equipment, brewery's location, brewery's management, or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

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

The BATF permits and brewer's registrations can be suspended, revoked, or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations and to notify the BATF of any change (as described above), or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons.

Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agency could determine that the Company has not complied with applicable licensing or permitting regulations or does not maintain the approvals necessary for it to conduct business within its jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.

TAXATION

The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2 million barrels of beer in a calendar year, the federal excise tax is $18.00 per barrel. As the brewer of record of its beers, the Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beers produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The state excise taxes are usually paid by the Company's distributors.

In addition, the federal government and each of the states levy taxes on hard cider. Prior to October 1997, hard cider had always been taxed as a wine under the Federal wine excise tax at the rate of $1.07 per gallon ($33.17 per barrel) for non-effervescent hard cider, which is the classification in which the Company's HardCore(R) product was included. However, effective October 1, 1997, the federal government passed an amendment modifying the tax treatment of hard cider, by lowering the federal excise tax rate on qualifying hard cider to 22.6 cents per gallon ($7.01 per barrel). Sales of the Company's HardCore(R) products represented less than 3% of the volume of all of the Company's products during 1998.

Congress and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Further increases in excise taxes on beer and/or hard cider, if enacted, could result in a general reduction of sales for the affected products.

TRADEMARKS

The Company has obtained United States Trademark Registrations for the marks Samuel Adams(R), the design logo of Samuel Adams, Samuel Adams Boston Lager(R), Boston Ale(R), Lightship(R), Winter Lager(R), Triple Bock(R), LongShot(R), HardCore(R), Oregon Original(TM) and other marks. The Samuel Adams(R) mark and the Samuel Adams Boston Lager(R) mark (including the design logo of Samuel Adams) and other Company marks are also registered or registration is pending in various foreign countries. The Company regards its "Samuel Adams" and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements of its marks.

The Company occasionally grants, where permissible, short-term trademark licenses to independent retailers of its products.

In 1996, the Company entered into a license arrangement with Whitbread PLC, the fourth largest brewery in the United Kingdom, pursuant to which a new hybrid brew was developed and marketed under the trademark, "Boston Beer". The recipe was developed by Whitbread Beer Company, a subsidiary of Whitbread PLC, with assistance from the Company's brewers. The Company owns the trademarks for the new product and has granted Whitbread an exclusive license to use that trademark in Great Britain and Ireland. The Company receives a royalty from the sale of "Boston Beer".

On March 19, 1996, the Company entered into a Trademark License and Technical Assistance Agreement (the "Trademark Agreement") with Joseph E. Seagram & Sons, Inc. ("Seagram"), pursuant to which the Company licensed the "Devil Mountain" trademarks for use by Seagram on beers which Seagram developed, with technical assistance from the Company. The Trademark Agreement was canceled during 1998 and the Company does not expect to receive any additional royalty payments during 1999.

In addition, the Company has licensed its trademark, "Samuel Adams Brew House(R)", "Sam Adams Brew House(R)" and various related marks to certain entities for purposes of establishing licensed Brew Houses at airport locations and elsewhere. The Company does not receive a royalty pursuant to these license arrangements.

ENVIRONMENTAL REGULATIONS AND OPERATING CONSIDERATIONS

The Company's operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that any costs arising from existing environmental laws will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

The Company's operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company's reputation for product quality, as well as give rise to product liability claims. The Company and its contract brewers maintain insurance which the Company believes is sufficient to cover any claims which might result from a contamination problem in its products.

EMPLOYEES

As of March 12, 1999, the Company employed approximately 335 employees, of which sixty-seven were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, all of whom are under contracts expiring in 2001 or 2002. The Company believes it maintains a good working relationship with those labor unions and has no reason to believe that a good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.   PROPERTIES

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts and a brewery in Cincinnati, Ohio. The Company also maintains sales and administrative offices in California and Tennessee. The Company currently leases all of its facilities. However, upon satisfaction of certain pre-conditions, the Company is committed to purchase the brewery-related real estate in Cincinnati. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

ITEM 3.   LEGAL PROCEEDINGS

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 26, 1998.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is listed for trading on the New York Stock Exchange. The Company's NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of the Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 1998               HIGH                LOW
----------------        --------            --------

First Quarter           $10.0000             $7.6250
Second Quarter          $12.4380             $8.9380
Third Quarter           $12.7500             $6.5000
Fourth Quarter          $ 9.2500             $6.5000

Fiscal 1997             HIGH                LOW
----------------        --------            --------
First Quarter           $10.8750             $8.0000
Second Quarter          $10.6250             $8.1250
Third Quarter           $10.0000             $8.2500
Fourth Quarter          $11.0000             $7.8125

There were 17,626 holders of record of the Company's Class A Common Stock as of March 12, 1999. Excluded in the number of stockholders of record are stockholders who hold shares in "nominee" or "street" name. The closing price per share of the Company's Class A Common Stock as of March 12, 1999, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $7.94.

The Company's Class B Common Stock is not listed for trading. However, each share of Class B Common Stock is convertible, at any time, at the option of the holder thereof, into one share of Class A Common Stock. As of March 12, 1999, C. James Koch was the sole holder of record of all the Company's Class B Common Stock then issued and outstanding.

The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share basis, only if and when declared by the Board of Directors of the Company out of funds legally available for payment thereof. Since its inception, the Company has not paid dividends and does not currently anticipate paying dividends on its Class A or Class B Common Stock in the foreseeable future. It should be further noted that under the terms of the existing credit agreement dated March 21, 1997, the Company is prohibited from paying dividends.

ITEM 6.                 SELECTED FINANCIAL DATA

                                                                              THE BOSTON BEER COMPANY, INC.
                                                                                  SELECTED FINANCIAL DATA

                                                                                         Year Ended
                                                               -----------------------------------------------------------

                                                                   Dec. 26,      Dec. 27,   Dec. 28,   Dec. 31,   Dec. 31,
                                                                     1998          1997       1996       1995       1994
                                                                     ----          ----       ----       ----       ----
                                                                           (in thousands, except per share data)
INCOME STATEMENT DATA:
Sales                                                                 $205,020    $209,490   $213,879  $169,362   $128,077
Less excise taxes                                                       21,567      25,703     22,763    18,049     13,244
                                                               -----------------------------------------------------------
Net sales                                                              183,453     183,787    191,116   151,313    114,833
Cost of Sales                                                           89,393      89,998     95,786    73,847     52,851
                                                               -----------------------------------------------------------
Gross Profit                                                            94,060      93,789     95,330    77,466     61,982

Advertising, promotional and selling expenses                           66,928      69,537     70,131    60,461     46,503
General and administrative                                              12,528      11,666     12,042     7,585      6,593
                                                               -----------------------------------------------------------
Total operating expenses                                                79,456      81,203     82,173    68,046     53,096
                                                               -----------------------------------------------------------
Operating income                                                        14,604      12,586     13,157     9,420      8,886
Other (expense) income, net                                               (238)        695      1,714       959        199
                                                               -----------------------------------------------------------
Income before provision for income taxes                                14,366      13,281     14,871    10,379      9,085
Provision (benefit) for income taxes (1)                                 6,442       5,723      6,486    (2,195)         -
                                                               -----------------------------------------------------------

Net income                                                            $  7,924    $  7,558   $  8,385  $ 12,574   $  9,085
                                                               ===========================================================

Pro forma data:
Income before provision for income taxes                                   n/a         n/a        n/a  $ 10,379   $  9,085
Pro forma provision for income taxes (unaudited) (2)                       n/a         n/a        n/a     4,483      3,765
                                                               -----------------------------------------------------------
Pro forma net income (unaudited) (2)                                       n/a         n/a        n/a  $  5,896   $  5,320
                                                               ===========================================================

Earnings per share - basic                                            $   0.39    $   0.37   $   0.42         -          -
Earnings per share - diluted                                          $   0.39    $   0.37   $   0.41         -          -
Pro forma earnings per share - basic (unaudited) (2)                         -           -          -  $   0.35   $   0.32
Pro forma earnings per share - diluted (unaudited) (2)                       -           -          -  $   0.33   $   0.29
Weighted average shares outstanding - basic (3)                         20,486      20,324     19,970    16,991     16,642
Weighted average shares outstanding - diluted (3)                       20,565      20,490     20,352    17,906     18,128

STATISTICAL DATA:
Barrels sold                                                             1,227       1,352      1,213       961        714
Net sales per barrel (4)                                              $    150    $    136   $    158  $    158   $    161
Employees (4)                                                              349         335        253       196        138
Net sales per employee (4)                                            $    526    $    549   $    755  $    772   $    832

BALANCE SHEET DATA:
Working capital                                                       $ 52,049    $ 50,550   $ 47,769  $ 45,266   $  3,996
Total assets                                                          $122,689    $105,399   $ 97,115  $ 76,690   $ 31,776
Total long term obligations                                           $  3,234    $ 10,789   $  1,800  $  1,875   $  1,950
Total partners'/stockholders' equity                                  $ 82,028    $ 71,284   $ 64,831  $ 54,798   $  6,600
Dividends                                                                    -           -          -         -          -


(1) In 1995, the Company recorded a one-time tax benefit of $2.0 million upon change in tax status of the entity, and a tax benefit of $235,000 for the period November 21, 1995 to December 31, 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT

The Boston Beer Company is engaged in the business of brewing and selling beer, ale and cider products primarily in the domestic market and, to a lesser extent, in selected international markets. The alcoholic beverage industry is highly regulated at the federal, state and local levels. The Federal Treasury Department's Bureau of Alcohol, Tobacco, and Firearms ("BATF") enforces laws under the Federal Alcohol Administration Act. The BATF is responsible for enacting excise tax laws which directly affect the Company's results of operations. State and regulatory authorities have the ability to suspend or revoke the Company's licenses and permits or impose substantial fines for violations. The Company has established strict guidelines in efforts to ensure compliance with all state and federal laws. However, the loss or revocation of any existing license or permit could have a material effect on the Company's business, results of operations, cash flows and financial position.

Boston Beer competes in what the Company defines as the "Better Beer" category, also referred to as the Specialty Beer category. The defining factors for "Better Beer" includes price, quality, image and taste, and are representative of imports and craft beers. The Company prices its beers at a premium compared to domestic mass-produced beers but at a level consistent with other beers in the Better Beer category. The Company believes that this pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels.

Prior to the acquisition of the Cincinnati Brewery, the Company operated primarily with the strategy of contract brewing, which utilizes the excess capacity of other breweries. During 1998, approximately 70% of the Company's products were produced by utilizing the excess capacity of non company-owned breweries. This strategy provides the Company with flexibility in addition to quality and cost advantages and increased cash flows. The Company follows strict guidelines in selecting the appropriate brewery and monitoring the production process in order to ensure that quality and control standards are attained. The on-going ownership and on-going operation of breweries currently owned by the Stroh Brewing Company, where the Company produces a significant amount of its beer, are in doubt due to the proposed Stroh Transactions (see further discussion below under "Potential Transaction between Stroh Brewing Company and Pabst Brewing Company"). The Company does not believe that its results of operations, cash flows or financial position will be materially affected as a result of the Stroh Transactions. The Company believes that it will have adequate capacity for the production of its products for at least five years.

The Company faces competition from considerably larger companies with more resources, and from many smaller craft brewers that typically operate in locally-contained markets. The Better Beer category has become increasingly competitive over the past few years due to two primary factors : 1) a significant number of new entrants, primarily in locally-contained markets and
2) existing companies, primarily imports, competing more aggressively. As a result, the Company has lost share in the Better Beer segment and its revenue growth rate has become stagnant. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will prosper. With approximately 450 distributors nationwide and 175 salespeople, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well-positioned to compete in a maturing market.

The demand for the Company's products is subject to changes in consumers' tastes. Since the Company began brewing beer, one trend regarding consumers' preferences has been a shift towards more flavorful, higher quality beers, which has increased the demand for Better Beer products. The Company's product strategy is in line with this trend. However, certain of its styles appear to be adversely affected by a counter-trend toward more mainstream lighter styles. A change in consumer tastes or in the demand for Better Beer products may affect the Company's future results of operations, cash flows and financial position. The Company cannot predict whether the trend towards full-bodied, more flavorful beers will continue.

1997 BREWERY ACQUISITION

Effective March 1, 1997, the Company acquired all of the equipment and other brewery-related personal property of an independent brewing company located in Cincinnati, Ohio. The Company believes that owning a brewery will complement the contract brewery arrangements currently in place by providing greater flexibility for brewing production and adding to the Company's existing brewing capacity. The Cincinnati Brewery is currently managed by the Samuel Adams Brewery Company, Ltd., a wholly owned affiliate of the Company. The results of operations of the Cincinnati Brewery, since the date of acquisition, are included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Please refer to pages 36 and 37 for quarterly financial results of the Company.

For purposes of this discussion, Boston Beer's "core brands" include all products sold under the Samuel Adams(R), Oregon Original(TM) or HardCore(R) trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager ("Boston Lager").

The following table sets forth certain items included in the Company's consolidated statements of income as a percentage of net sales:

                                                                                  YEARS ENDED
                                                                                  -----------
                                                             12/26/98              12/27/97             12/28/96
                                                             --------              --------             --------
Barrels Sold (in 000's)                                         1,227                 1,352                1,213
                                                                             PERCENTAGE OF NET SALES
                                                                            -------------------------
Sales                                                          111.8%                114.0%               111.9%
Less Excise Taxes                                               11.8%                 14.0%                11.9%
                                                             --------              --------             --------
Net Sales                                                      100.0%                100.0%               100.0%

Cost of Sales                                                   48.7%                 49.0%                50.1%
                                                             --------              --------             --------
     Gross Profit                                               51.3%                 51.0%                49.9%

Advertising, promotional, and selling expenses                  36.5%                 37.8%                36.7%
General and administrative expenses                              6.8%                  6.4%                 6.3%
                                                             --------              --------             --------
Total operating expenses                                        43.3%                 44.2%                43.0%
                                                             --------              --------             --------

Operating income                                                 8.0%                  6.8%                 6.9%

Other (expense) income, net                                     (0.1)%                 0.4%                 0.9%
                                                             --------              --------             --------
Income before provision for income taxes                         7.9%                  7.2%                 7.8%
Provision for income taxes                                       3.5%                  3.1%                 3.4%
                                                             --------              --------             --------
Net income                                                       4.4%                  4.1%                 4.4%
                                                             ========              ========             ========

YEAR ENDED DECEMBER 26, 1998 COMPARED TO YEAR ENDED DECEMBER 27, 1997

SALES. Volume. Volume decreased by 125,000 barrels, of which 110,000 barrels was due to a decline in the production of non-core products. Total volume relating to non-core products was 74,000 barrels for the year ended December 26, 1998 as compared to 184,000 barrels for the year ended December 27, 1997. Management anticipates a continued decline in volume relating to non-core products.

Volume for Boston Beer's core brands declined by 15,000 barrels to 1,153,000 barrels for the year ended December 26, 1998. This decline was due to continued sales declines of the Oregon Original(TM) brands and other year-round beer styles, offset by an increase in the sale of Boston Lager and ciders. Sales for seasonal brands were flat during 1998 as compared to 1997. The decline in Oregon Original brands is partially due to the discontinuance of certain styles during 1997 and 1998. The single-digit growth in Boston Lager shipments is encouraging as this is the flagship brand and represents over 60% of total shipments. The decline in the year-round styles is indicative of the market continuing to mature as consumers become less inclined to experiment with new styles.

Selling Price. The selling price per barrel increased by $13.52, or 10.0% to $149.53 per barrel for the year ended December 26, 1998. This is partially due to a decline in sales of non-core products. Revenue contributed from non-core products is significantly lower per barrel than revenue contributed from core brands. The decline of shipments of non-core products improved average net sales by $11.51 per barrel, or 7.1%. The remaining increase in net selling price per barrel is due to normal price increases and to a lesser extent, changes in the packaging mix.

Significant changes in the packaging mix would have a material effect on sales. The Company packages its core brands in bottles and kegs. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is greater for bottles than for kegs. The ratio of kegs to bottles declined only slightly in core brands to 28.5% of total shipments relating to kegs during 1998 from 29.3% in the prior year and therefore did not have a significant effect on revenue per barrel during 1998.

GROSS PROFIT. Gross profit, as a percentage of net sales, increased to 51.3% for the year ended December 26, 1998, as compared to 51.0% for the year ended December 27, 1997. Cost of sales decreased to 48.7% as a percentage of net sales for the year ended December 26, 1998, as compared to 49.0% for the year ended December 27, 1997. This is primarily due to a decline in barrels shipped related to non-core products, improvements in the production process at the Cincinnati Brewery, and lower costs of certain raw materials. Increases in hop inventory-related expenses and depreciation expense partially offset these declines.

The gross profit margin on non-core products is significantly lower than for core brands. Therefore, the decline in the non-core product volume increased gross profit per barrel for the Company as a whole. The decline in volume relating to non-core products resulted in an increase in gross profit as a percentage of net sales of approximately 1.1%. The Company anticipates a continued decline in volume relating to non-core products.

The Company recognized an expense of $2.8 million during 1998 in order to accrue for anticipated losses from existing hops purchase commitments. Additionally, the Company incurred expenditures of $1.2 million during 1998 relating to the cancellation of certain hops contracts. See "Hops Purchase Commitments" below for further discussion.

Depreciation expense increased by $933,000, or 27.5%, during 1998 as compared to 1997. This increase results from the depreciation of several capital assets acquired during 1997 relating to keg purchases and modifications to kegging and bottling lines at various breweries. In accordance with the Company's depreciation policy, one-half of a year's worth of depreciation is recognized during the year of acquisition.

Additional factors which may affect gross profit include changes in the packaging and product mix . The Company packages its core brands in bottles and kegs. While gross profit as a percentage of net sales is higher for kegs than for bottles, the per equivalent barrel gross profit is higher for bottles than for kegs, in absolute terms. Therefore, an increase in kegs as a percentage of physical volume while increasing the overall gross profit margin as a percentage of net sales, will deliver fewer absolute gross profit dollars with which to run the business. In 1998 keg sales as a percentage of total equivalent barrels of core brands declined to 28.5% from 29.3% in 1997. However, the gross profit per equivalent barrel increased in absolute dollars for both kegs and bottles due to revenue increases and cost decreases for both types of packages. The net result of the packaging mix shift and the per unit profit improvement was an increase in gross profit per equivalent barrel in both absolute and percentage terms in the core business.

Gross profit was not significantly affected during 1998 due to a change in product mix from the previous year. Seasonal and year-round beers can be more expensive to produce and the additional expenses may not be offset by increased pricing.

Gross profit is not significantly affected by changes in brewing locations. The Company attempts to minimize total costs, including freight, by shifting production between plants. During 1998, the Company shifted production in order to maximize utilization in the Cincinnati Brewery, while ensuring cost efficient production. During 1999, production may shift between plants as a result of the pending Stroh Transactions (see discussion below under "Potential Transaction between Stroh Brewing Company and Pabst Brewing Company"). The Company does not anticipate a material impact on gross profit as a result of the Stroh Transactions.

ADVERTISING, PROMOTIONAL, AND SELLING. Advertising, promotional, and selling expenses decreased as a percentage of net sales to 36.5% for the year ended December 26, 1998 from 37.8% for the year ended December 27, 1997. This decrease is primarily due to a decline in total salaries, other employee-related expenditures, local marketing and point of sale expenditures, which were partially offset by an increase in advertising expenditures.

The decline in salaries, other employee-related expenditures and local marketing expenditures is primarily due to a decline in sales personnel headcount of approximately 10% from the previous year. The Company reorganized the sales division during the first quarter of 1998 in efforts to achieve improved efficiencies. The Company remains committed to maintaining a strong and efficient sales force. In addition, improved policies and controls relating to sales-related expenditures contributed to the decline. Point of sale expenditures declined primarily due to increased utilization of internally-developed promotional and marketing campaigns. This has served to increase the quality and efficiency of brand development activities.

In fiscal year 1998, the Company increased its advertising expenditures by approximately 29.0% over expenditures in the prior year. Boston Beer launched a national television advertising campaign during the third quarter of 1998, the results of which are not yet clear. The Company anticipates launching another television campaign during 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $862,000 or 7.4% as compared to the prior year. This increase is primarily due to a change in bad debt expense from a recovery of $617,000 during fiscal year 1997 to an expense of $246,000 during fiscal year 1998. The cash collections process was significantly improved during 1997 which resulted in the recovery of previously written-off amounts. Net of this factor, general and administrative expenses were flat as compared to the prior year.

INTEREST INCOME. Interest income increased by $377,000 due to an increase in average cash and short-term investments from approximately $36.9 million during 1997 to $43.5 million during 1998.

OTHER EXPENSE, NET. Other expense increased from $318,000 for the year ended December 27, 1997 to $1.8 million for the year ended December 26, 1998. This increase was primarily due to a $1.4 million loss realized on the sale of a marketable security in fiscal year 1998.

INCOME TAXES. The effective income tax rate increased to 44.8% for the year ended December 26, 1998 as compared to 43.1% for the year ended December 27, 1997. This increase is primarily due to the $1.4 million loss realized on the sale of a marketable equity security during 1998, as the Company does not expect to fully realize the tax benefit associated with such loss.

YEAR ENDED DECEMBER 27, 1997 COMPARED TO YEAR ENDED DECEMBER 28, 1996

SALES. Volume increased by 11.5% to 1.4 million barrels in fiscal year 1997 from
1.2 million barrels in fiscal year 1996. This increase in 1997, was due to the inclusion of 184,000 barrels of non-core products. The Company's core brands sold 3.7% fewer barrels in 1997 than in 1996; however, sales of Samuel Adams Boston Lager(R) and seasonal brands, which make up 73% of the Company's core brand sales, continued to increase. Despite this, net sales decreased by 4% to $183.8 million in 1997 from $191.1 million in 1996 (core brand sales decreased to $181.7 million in 1997), as sales of non-core products are at prices much lower than those of the Company's core brands. Net sales price per barrel decreased $21.62 due primarily to sales of non-core products.

GROSS PROFIT.   Gross profit decreased to $93.8 million in fiscal year 1997 from
$95.3 million in fiscal year 1996. Cost of sales decreased $12.40 per barrel to 49.0% of net sales in 1997 from 50.1% of net sales in 1996. This decrease was due principally to the following: a decrease in raw material costs, reduced packaging costs (due to a shift in the core brands package mix towards kegs, resulting in decreased packaging material costs), lower packaging obsolescence expense and lower freight and warehousing costs, offset by an increase in depreciation (principally on kegs & the Cincinnati Brewery assets) and a reduction of savings from re-used glass.

ADVERTISING, PROMOTIONAL, AND SELLING.   Advertising, promotional, and selling
expenses decreased by 0.8% to $69.5 million in fiscal year 1997 from $70.1 million in fiscal year 1996. The per barrel expense decreased by $6.39 to $51.43 in 1997 from $57.82 in 1996 primarily as a result of the additional non-promoted barrels from the Cincinnati Brewery (core brand expenses were $59.35 per barrel in 1997). As a percentage of net sales, advertising, promotional, and selling expenses increased to 37.8% in 1997 from 36.7% in 1996. The 0.8% decrease in expenditures reflected a change in marketing mix with increased emphasis on selling expenses.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses decreased by
3.1% to $11.7 million in fiscal year 1997 from $12.0 million in fiscal year 1996. This net decrease was primarily caused by a $2.4 million reduction in bad debt expense. This was partially offset by the inclusion of general and administrative expense of the Cincinnati Brewery, as well as increases in personnel, salaries and related employee benefits.

OPERATING INCOME.   Operating income decreased by 4.3% to $12.6 million in
fiscal year 1997 from $13.2 million in fiscal year 1996. This decrease was due primarily to the inclusion of the Cincinnati Brewery which recorded a loss in 1997. This loss was partially offset by the savings in general and administrative expense and advertising, promotional and selling expenses as discussed above.

OTHER INCOME, NET. Other income, net, decreased by 59.5% to $695,000 in fiscal year 1997 from $1.7 million in fiscal year 1996. This decrease of $1.0 million is primarily due to an increase in interest expense due to borrowings against the revolving line of credit and the Company's long term note and a charge for the repurchase of an overseas distribution right in Western Europe.

NET INCOME. Net income decreased by 9.9% to $7.6 million in fiscal year 1997 from $8.4 million in fiscal year 1996. This decrease is due to a reduction in operating income of $571,000 and other income of $1.0 million, as discussed above, and is offset by a reduction in income tax expense of 11.8% in 1997 to $5.7 million from $6.5 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continued to be strong during 1998.   Cash and
short-term investments increased to $53.9 million for the year ended December 26, 1998 from $35.8 million as of December 27, 1997. The Company's primary source of liquidity is net cash provided by operating activities, which was $22.4 million for the year ended December 26, 1998 as compared to $7.0 million for the year ended December 27, 1997. The cash provided by operating activities during 1998 represents net income of $7.9 million adjusted for depreciation and amortization of $5.2 million, a loss on the sale of a marketable equity security of $1.4 million, and changes in assets and liabilities of $7.4 million. The changes in assets and liabilities are due to a decline in accounts receivable of

$4.2 million resulting primarily from improved procedures in cash collections and various timing differences. Contract commitment fees paid and received substantially offset one another during 1998.

Cash used for capital expenditures declined to $5.2 million during 1998 as compared to $15.3 million during 1997. In addition, the Company used $4.4 million of cash in 1997 for the acquisition of certain assets of the Cincinnati Brewery. Factors that contributed to the decline primarily include a decrease in capital expenditures relating primarily to kegs, production line modifications and leasehold improvements to the Company's corporate office. The Company initiated a conversion from Hoff-Stevens kegs to Sankey kegs during 1996. The Company spent $249,000 in purchasing Sankey kegs during 1998 as compared to $6.1 million during 1997. During 1998 and 1997 the Company incurred $4.6 million and $6.4 million, respectively, in leasehold improvements and production line modifications at various brewery locations. The decline primarily relates to decreased expenditures incurred at the Cincinnati Brewery. During 1997, the Company significantly expanded its corporate office space located in Boston, Massachusetts. Capital expenditures incurred during 1997 relating to the expansion totaled approximately $1.1 million.

The Company invested $11.5 million of net positive cash flow in government securities during 1998 as compared to $1.6 million during 1997. The Company has historically invested its excess cash in money market funds, short-term treasury and agency bills, and more recently, high grade commercial paper. During 1996, the Company purchased a marketable equity security at a cost of $4.3 million. This security was sold during the second quarter of 1998 at a loss of $1.4 million.

During fiscal year 1997, net cash provided by financing activities was $8.7 million, resulting from net borrowings of $10.0 million and $577,000 of proceeds received from stock option exercises, offset by $1.9 million of payments on long-term debt. This compares to $107,000 of cash provided by financing activities during fiscal year 1998. On March 31, 1999, the existing $15.0 million line of credit expires and the balance outstanding under the $30.0 million line of credit converts to a term note. As of December 26, 1998, $10.0 million was outstanding under the $30.0 million line of credit. Principal payments on the term note are payable either in twenty quarterly installments or upon expiration of the line. The Company currently expects to repay the outstanding balance on the line of credit during 1999.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase, subject to an aggregate expenditure limitation of $10.0 million. There were no stock repurchases under this program as of December 26, 1998.

With working capital of $52.0 million at December 26, 1998, resources should be sufficient to meet the Company's short-term and long-term operating, capital and debt service requirements.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

YEAR 2000

As has been widely publicized, many computer systems and microprocessors are not programmed to accommodate dates beyond the year 1999. The Company's exposure to this year 2000 ("Y2K") problem comes not only from its own internal computer systems and microprocessors, but also from the systems and microprocessors of its key vendors, including by way of illustration its contract breweries, raw material suppliers, utility companies, payroll services and banks, and its distributors and other customers. A failure of any of these internal or external systems could adversely affect the Company's ability to brew, package, sell, ship and bill for products and to collect on invoices and account for collections. In effect, any significant computer failure could have a material adverse effect on the Company's operations. With this in mind, the Company commenced a comprehensive review of potential Y2K issues, both with respect to the Company's internal systems and those of third parties with which it has significant relationships.

The Company currently believes that all of its internal systems will be year 2000 compliant by the end of the first quarter of fiscal year 1999, with the exception of the depletions tracking system which is expected to be compliant by the end of the second quarter. This belief is based on its own internal evaluations and testing and on assurances from its systems vendors. Current estimates are that the total cost to achieve internal year 2000 compliance, other than at the Cincinnati Brewery, will not exceed $125,000, exclusive of amounts to be expended on contingency plans. Approximately $12,000 of this amount was spent on an e-mail system migration during the fourth quarter of fiscal year 1998. This $125,000 anticipated upgrade cost is in addition to other planned information technology ("IT") projects. While the intensive effort expected to achieve Y2K compliance has caused and may continue to cause delays in other IT projects, the Company does not expect that any of these delays will have a significant effect on the Company's business or that any of the Company's other IT projects will be canceled or postponed to pay for the Y2K upgrades.

The Company evaluated all of its microprocessors and control systems at the Cincinnati Brewery in light of the Y2K problem. As part of this process, the Company has conducted an inventory of the brewery's automated machinery and other computerized equipment and has contacted applicable vendors for information regarding Y2K compliance. The Company has upgraded or modified the brewery's microprocessors and control systems, to the extent necessary. The Company is currently developing applicable contingency plans. Testing of all brewery systems has been completed. Preliminary estimates of the cost to bring all brewery systems into Y2K compliance at the Cincinnati Brewery do not exceed $25,000. The Company continues to evaluate and test all brewery equipment.

Process controls at the brewery are integral to the brewery's operations. A failure of any of these controls could adversely affect the Company's ability to continue brewing operations; however, because many of the brewing processes can be controlled manually, the actual risk that the Company will be unable to brew is low. In addition, the Company currently plans to shut the brewery down for the first several days of January 2000 for testing purposes and will be able to operate much of the brewery equipment manually, if necessary.

The Company relies extensively on its suppliers and contract breweries. Because their systems are not directly under the Company's control, the Company is at risk that all required external Y2K compliance efforts will not be completed on time and significant business disruptions will result. The Company has formed a committee to assure that all vendor and other relationship Y2K issues are analyzed and addressed. Under the direction of this committee, the Company compiled a list of all of its vendors and, as to each vendor, assessed the impact that a Y2K failure would likely have on the Company's business and operations. The Company then sent a Y2K questionnaire to each vendor believed to present a possible critical risk, in order to ascertain the Y2K compliance status of each. The Company is currently in the process of compiling and analyzing the information submitted by these vendors. To date, questionnaires have been sent to 37 critical vendors. All critical vendors have responded and all have asserted that they are addressing the Y2K problem or are already in compliance. The Company intends to continue to identify potential critical vendors and to monitor the progress toward compliance of those not yet compliant. The Company has also issued questionnaires to non-critical vendors and is conducting the same analysis with them.

In addition to obtaining and assessing information concerning vendor Y2K status, the Company is requiring all new vendors and all existing vendors entering into new contracts with the Company to warrant Y2K compliance. Management understands the potentially serious consequences of a system failure and also understands that not all vendors may be Y2K compliant prior to January 1, 2000. For this reason, the Company is developing contingency plans for all critical services and supplies. As part of this contingency planning, the Company is assessing the cost of vendor shutdown, understanding that, because of the complex nature of the Company's supply chain and the lack of clarity as to the effect of multiple vendor failure, any assessment process is imprecise.

The Company believes that the most significant threats to its ability to operate are presented by possible disruptions of brewing operations at its contract breweries, and its supply of glass and malt. Because the Company brews its products at multiple facilities, management believes that it has significant operating risk only if more than one of these facilities is unable to produce. In addition, management expects that, as is the case with the Cincinnati brewery, in the event of a system failure at a contract brewery, the brewery would be able to recommence operations fairly rapidly, but on an inefficient, manual basis.

A systems failure at the Company's glass supplier could significantly affect the Company's ability to package and ship products. The Company's current supplier is one of the world's largest and the Company believes that finding alternate sources of supply would be problematic. Because of the nature of this risk, the Company has worked closely with its supplier on this issue and has received assurances that Y2K compliance will be achieved on time. A similar situation exists with respect to malt. If the Company's supply of malt were interrupted, the Company's ability to meet production schedules could be affected, although alternate sources of supply might be available, albeit at a higher cost. The Company also believes that its current vendors could run the malting process manually and that, accordingly, the risk of a significant disruption is slight.

In the unlikely event that the Company is unable to produce or ship any product (the "Worst Case Scenario"), the Company estimates its financial exposure to be in the range of $3.6 million per week of lost net revenue, over the short term. Using forward planning ratios, this lost revenue translates into lost variable gross profit, in the absence of mitigating cost cutting, of $1.9 million per week. A production disruption for an extended period is likely to affect the availability of the Company's products to consumers, leading to a decline in brand equity, the financial consequences of which are not susceptible to estimation. The Company does not expect to encounter the Worst Case Scenario. The financial consequences of a less significant disruption are difficult to predict, as they will depend on the exact circumstances and duration of the disruption.

It is possible that the conclusions reached by the Company from its analysis to date will change, with the result that the cost estimates and target completion dates outlined above will change. The Company will continue to explore contingency plans, so as to be in a position to mitigate the consequences of any disruption resulting from the Y2K issue.

POTENTIAL TRANSACTION BETWEEN STROH BREWING COMPANY AND PABST BREWING COMPANY

On February 8, 1999, Stroh Brewing Company ("Stroh") announced that it had reached definitive agreements to sell a majority of its beer brands and the Allentown Brewery to Pabst Brewing Company ("Pabst") and certain of its brands to Miller Brewing Company ("Miller") (collectively, the "Stroh Transactions"). It is anticipated that the Stroh Transactions will be completed during the second quarter of 1999; however, they are subject to review by the United States Department of Justice and the Company has been advised by Stroh that it cannot be sure that the Stroh Transactions will be completed. The Company brews approximately 40% of its production at the Stroh Breweries. Pabst has agreed to assume Stroh's obligations under the Stroh Contract in the event that the proposed Stroh Transactions are completed, and Miller has agreed to guarantee Pabst's contract brewing commitment. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh

Transactions. Stroh has indicated that it will continue to operate its remaining five breweries, including the Portland Brewery after completion of the Stroh Transactions, until production can be transferred to a Pabst or Miller-owned brewery. It is anticipated that the Company's production will be transferred from the Portland Brewery to a Pabst or Miller-owned brewery during the 1999 fiscal year. The Company has completed, to its satisfaction, detailed inspections of the potential breweries that are likely to assume the volume that is currently brewed at the Portland Brewery.

The Company does not anticipate any significant problems during the transition period or thereafter, as a result of the Stroh Transactions, and does not believe that it will have material effect on its results of operations, statement of financial position or statement of cash flows during 1999.
However, the exact timing and completion of the Stroh Transactions are dependent on many external factors, and the Company cannot be certain that the Stroh Transactions will occur, or proceed as the Company expects. In the event that the Stroh Transactions do not occur and the production capacities at the Stroh Breweries becomes unavailable to the Company, the Company believes that it would have access to sufficient brewery options to produce the volume that is currently brewed at the Stroh Breweries. However, a shift in production between plants may result in incremental costs, primarily freight.

HOPS PURCHASE COMMITMENTS

The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years the Company's rate of sales growth has declined (and was negative during 1997 and 1998), resulting in an increase in hops inventory. As a result, existing purchase commitments may exceed projected future needs over the life of such commitments. The Company recorded a provision of $2.8 million in 1998 to reserve for excess purchase commitments. In addition, in 1998 the Company recorded a $1.2 million charge associated with the cancellation of purchase commitment contracts. There were no reserves for hops contract losses required, or contract cancellation costs incurred, in 1997 or 1996.

The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management's estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company typically enters into commitments to purchase hops that extend six years with various hop growers. These purchase contracts, which extend through crop 2004, are denominated in the foreign currency, respective to the location where the hops are grown. Additionally, the Company enters into commitments to purchase apple juices which typically extend less than one year and are denominated in a foreign currency. In the event that the Company does not effectively hedge against fluctuations in the respective foreign currency, the impact of the currency fluctuation on the purchase price will be recognized in the income statement. Currently, it is the Company's policy not to hedge against foreign currency fluctuations. SFAS 133 is required to be adopted no later than the beginning of fiscal year 2000. Management is currently evaluating the effects that this statement is expected to have on the Company's financial statements.

OTHER RISKS AND UNCERTAINTIES

Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company's results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company's operating income, cash flows and financial position, include but are not limited to (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Boston Lager and seasonal beers due to increased competition; (3) more rapid decline than experienced recently in Oregon Original(TM) beers and other Samuel Adams(R) year-round styles (4) an unexpected decline in the brewing capacity available to the Company; (5) increased advertising and promotional expenditures that are not followed by higher sales volume; (6) higher-than-planned costs of operating the Cincinnati Brewery; (7) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (8) world hop market conditions affecting the Company's ability to buy or sell hops or cancel existing excess hop commitments;
(9) poor weather conditions, resulting in an inadequate supply of raw materials that are agriculturally grown; (10) adverse fluctuations in foreign currency exchange rates; (11) changes in control or ownership of the current distribution network which leads to less support of the Company's products; (12) increases in the costs of distribution; and (13) slower-than-planned market acceptance of HardCore(R) cider.

The Company continues to brew its Samuel Adams Boston Lager(R) at each of its brewing sites but does not brew all of its other products at each site, except for the Boston Brewery. Therefore, at any particular time, the Company may be relying on only one supplier for its products other than Samuel Adams Boston Lager(R). The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary.

In the event of a labor dispute, governmental action or other events that would prevent either the Cincinnati Brewery or any of the contract breweries from producing the Company's beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company may experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company's results of operations, cash flows and financial position.

Historically, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers. Although the Company believes that there are alternate sources available for the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis in the event that current suppliers could not adequately fulfill orders. The loss of a supplier could, in the short-term, adversely affect the Company's results of operations, cash flows and financial position until alternative supply arrangements were secured. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, crop production, government regulations and legislation affecting agriculture, could effect both price and supply.

As previously discussed, Miller introduced a new contract with its distributors that seeks to impose new requirements on distributors so as to focus the distributor's attention, time, selling effort and investment on Miller products. These new contracts may affect the way distributors allocate selling effort and investment to the brands that they distribute and may adversely affect the distributors' support of the Company's brands. The Company is uncertain of the effect this may have on its results of operations, cash flows and financial position as Miller distributors represent a significant part of the Company's distribution network.

FORWARD-LOOKING STATEMENTS

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-K.


                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to the impact of fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivatives or other market risk sensitive instruments for the purpose of speculation or for trading purposes. Market risk sensitive instruments include derivative financial instruments, other financial instruments and derivative commodity instruments. Such instruments that are exposed to rate or price changes should be included in the sensitivity analysis disclosure. The only purchased ingredient or material which the Company would consider a commodity for the purpose of measuring market risk is two-row malt, which is made from two-row barley. The Company has entered into a contract which guarantees a fixed price for the purchase of two-row malt based upon need and therefore is not at risk to potential short-term market fluctuations. The Company does not enter into derivative commodity instruments (i.e. futures, forwards, swaps, options, etc.).

The Company enters into hops purchase contracts in foreign denominated currencies, as described above under "Hops Purchase Commitments". The purchase price changes as foreign exchange rates fluctuate. During 1997 and 1998, the Company used foreign currency forward contracts to hedge against the impact of such foreign exchange rate fluctuations. As of December 26, 1998, the Company had no foreign currency forward contracts outstanding.

As of December 26, 1998, the Company had $10.0 million of debt outstanding under a $30.0 million line of credit. On March 31, 1999, the line of credit expires and the balance outstanding is payable either upon expiration of the line or in twenty quarterly installments. In the latter case, interest will accrue at the Prime Rate or the applicable Adjusted LIBOR plus .75%, after March 31, 1999.
For financial statement purposes, the value of our debt approximates fair value as interest rates are variable.

SENSITIVITY ANALYSIS

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates and interest rates. The estimated potential one-day loss in fair value of the Company's debt and the estimated potential loss in pretax earnings from a potential one-day adverse fluctuation in foreign currency exchange rates as of December 26, 1998 is as follows:

                                      Earnings               Fair Value
                                       Impact                  Impact
                                                (in thousands)

Instruments sensitive to:
     Foreign currency rates        $        (3,497)          $          -
     Interest rates                $             -           $       (177)

It should be noted that the potential earnings impact from fluctuations in foreign currency exchange rates relates to contracts that extend six years. Therefore, the above reflects the maximum potential pretax earnings impact over a six year period, under current accounting principles.

There are many economic factors that can affect volatility in foreign exchange rates and interest rates. As such factors cannot be predicted, the actual impact on earnings and fair value due to an adverse change in the respective rates and prices could vary substantially from the amounts calculated above.


                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. as of December 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. as of December 26, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                   /s/ Arthur Andersen LLP
Boston, Massachusetts
February 5, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Boston Beer Company, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. at December 27, 1997, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                     /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 13, 1998

                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        December 26,              December 27,
                                                                           1998                        1997
ASSETS
  Current Assets:
    Cash and cash equivalents                                              $     8,650               $         13
    Short-term investments                                                      45,256                     35,787
    Accounts receivable, net of the allowance for doubtful
     accounts of $1,309 and $1,153, respectively                                12,062                     16,483
    Inventories                                                                 15,835                     13,675
    Prepaid expenses                                                             1,125                      4,344
    Deferred income taxes                                                        4,511                      2,266
    Other current assets                                                         2,037                      1,308
                                                                    ------------------       --------------------
       Total current assets                                                     89,476                     73,876

  Property, plant and equipment, net of accumulated
   depreciation of $15,460 and $10,871, respectively                            28,165                     28,781
  Other assets                                                                   5,048                      2,742
                                                                    ------------------       --------------------
       Total assets                                                        $   122,689               $    105,399
                                                                    ==================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                       $    13,194               $      9,556
    Accrued expenses                                                            14,233                     13,770
    Current maturities of long-term debt                                        10,000                          -
                                                                    ------------------       --------------------
       Total current liabilities                                                37,427                     23,326

  Long-term debt, less current maturities                                            -                     10,000
  Long-term deferred income taxes                                                1,116                        789
  Other long-term liabilities                                                    2,118                          -

  Commitments and Contingencies (Note I)                                             -                          -

  Stockholders' Equity:
    Class A Common Stock, $.01 par value;
      22,700,000 and 20,300,000 shares authorized as of
      December 26, 1998 and December 27, 1997, respectively;
      16,394,245 and 16,337,744 issued and outstanding as of
      December 26, 1998 and December 27, 1997, respectively                        164                        163
    Class B Common Stock, $.01 par value;
      4,200,000 shares authorized; 4,107,355 issued and
      outstanding as of December 26, 1998 and December 27,
      1997, respectively                                                            41                         41
    Additional paid-in-capital                                                  56,548                     56,445
    Unearned compensation                                                         (219)                      (423)
    Unrealized loss on investments in marketable securities                         (1)                    (2,223)
    Unrealized loss on forward exchange contracts                                    -                       (290)
    Retained earnings                                                           25,495                     17,571
                                                                    ------------------       --------------------
       Total stockholders' equity                                               82,028                     71,284
                                                                    ------------------       --------------------
       Total liabilities and stockholders' equity                          $   122,689               $    105,399
                                                                    ==================       ====================

  The accompanying notes are an integral part of the consolidated financial statements.

                         THE BOSTON BEER COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      For the Years Ended
                                                       ------------------------------------------------------------------------
                                                          December 26,              December 27,                 December 28,
                                                               1998                    1997                          1996
Sales                                                            $205,020                    $209,490                  $213,879
Less excise taxes                                                  21,567                      25,703                    22,763
                                                       ------------------        --------------------          ----------------
          Net sales                                               183,453                     183,787                   191,116
Cost of sales                                                      89,393                      89,998                    95,786
                                                       ------------------        --------------------          ----------------
          Gross profit                                             94,060                      93,789                    95,330
                                                       ------------------        --------------------          ----------------

Operating expenses:
Advertising, promotional and selling expenses                      66,928                      69,537                    70,131
General and administrative expenses                                12,528                      11,666                    12,042
                                                       ------------------        --------------------          ----------------
          Total operating expenses                                 79,456                      81,203                    82,173
                                                       ------------------        --------------------          ----------------
Operating income                                                   14,604                      12,586                    13,157
                                                       ------------------        --------------------          ----------------

Other (expense) income:
Interest income                                                     2,149                       1,772                     1,932
Interest expense                                                     (633)                       (759)                     (236)
Other (expense) income, net                                        (1,754)                       (318)                       18
                                                       ------------------        --------------------          ----------------
          Total other (expense) income                               (238)                        695                     1,714
                                                       ------------------        --------------------          ----------------

Income before provision for income taxes                           14,366                      13,281                    14,871
Provision for income taxes                                          6,442                       5,723                     6,486
                                                       ------------------        --------------------          ----------------
Net income                                                       $  7,924                    $  7,558                  $  8,385
                                                       ==================        ====================          ================


Net income per common share - basic                              $   0.39                    $   0.37                  $   0.42
                                                       ==================        ====================          ================
Net income per common share - diluted                            $   0.39                    $   0.37                  $   0.41
                                                       ==================        ====================          ================

Weighted average number of common shares - basic                   20,486                      20,324                    19,970
                                                       ==================        ====================          ================
Weighted average number of common shares - diluted                 20,565                      20,490                    20,352
                                                       ==================        ====================          ================

  The accompanying notes are an integral part of the consolidated financial statements.

                         THE BOSTON BEER COMPANY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the three years ended December 26, 1998, December 27, 1997, and December 28, 1996
                                (in thousands)

                                                      Class A     Class B    Class A      Class B    Additional
                                                      Common      Common     Common        Common      Paid in      Unearned
                                                      Shares      Shares      Stock        Stock       Capital    Compensation
                                                      ------      ------      -----        -----       -------    ------------

Balance December 31, 1995                             15,644       4,107       $156         $  41      $53,482      $     (509)


Net income

Unearned compensation                                                                                      197            (157)
Forfeiture of unvested stock options                                                                      (144)            144
Stock options exercised                                  328                      4                        556
Tax benefit related to exercise of stock options                                                         1,376
Repurchase of Investment Shares                                                                           (103)
Amortization of unearned compensation                                                                       27             159
Unrealized loss on short-term investments
Unrealized gain on forward exchange contract
Total fiscal 1996 comprehensive income

                                                      ------------------------------------------------------------------------
Balance December 28, 1996                             15,972       4,107        160            41       55,391            (363)

Net income
Unearned compensation                                                                                      430            (430)
Stock options exercised                                  366                      3                        574
Amortization of unearned compensation                                                                       50             370
Unrealized loss on short-term investments
Unrealized loss on forward exchange contract
Total fiscal 1997 comprehensive income

                                                      ------------------------------------------------------------------------
Balance December 27, 1997                             16,338       4,107        163            41       56,445            (423)


Net income
Unearned compensation                                                                                      117             (41)
Forfeiture of unvested stock options                                                                       (40)             40
Stock options exercised                                   56                      1                         37
Repurchase of Investment Shares                                                                            (11)              4
Amortization of unearned compensation                                                                                      201
Realized loss on short-term investments
Realized loss on forward exchange contract

Total fiscal 1998 comprehensive income

                                                      ------------------------------------------------------------------------
Balance December 26, 1998                             16,394       4,107       $164         $  41      $56,548      $     (219)
                                                      ========================================================================

                                                          Accumulated
                                                             Other                              Total
                                                         Comprehensive        Retained       Stockholders'   Comprehensive
                                                             Income           Earnings          Equity           Income
                                                             ------           --------          ------           ------
Balance December 31, 1995                                     $    -          $  1,628          $ 54,798         $      -

Net income                                                                       8,385             8,385            8,385
Unearned compensation                                                                                 40
Forfeiture of unvested stock options                                                                   -
Stock options exercised                                                                              560
Tax benefit related to exercise of stock options                                                   1,376
Repurchase of Investment Shares                                                                     (103)
Amortization of unearned compensation                                                                186
Unrealized loss on short-term investments                       (442)                               (442)            (442)
Unrealized gain on forward exchange contract                      31                                  31               31
                                                                                                            -------------
Total fiscal 1996 comprehensive income                                                                              7,974
                                                                                                            -------------

                                                         -----------------------------------------------
Balance December 28, 1996                                       (411)           10,013            64,831

Net income                                                                       7,558             7,558            7,558
Unearned compensation                                                                                  -
Stock options exercised                                                                              577
Amortization of unearned compensation                                                                420
Unrealized loss on short-term investments                     (1,781)                             (1,781)          (1,781)
Unrealized loss on forward exchange contract                    (321)                               (321)            (321)
                                                                                                            -------------
Total fiscal 1997 comprehensive income                                                                              5,456
                                                                                                            -------------

                                                         -----------------------------------------------
Balance December 27, 1997                                     (2,513)           17,571            71,284

Net income                                                                       7,924             7,924            7,924
Unearned compensation                                                                                 76
Forfeiture of unvested stock options                                                                   -
Stock options exercised                                                                               38
Repurchase of Investment Shares                                                                       (7)
Amortization of unearned compensation                                                                201
Realized loss on short-term investments                        2,222                               2,222            2,222
Realized loss on forward exchange contract                       290                                 290              290
                                                                                                            -------------
Total fiscal 1998 comprehensive income                                                                           $ 10,436
                                                                                                            =============

                                                         -----------------------------------------------
Balance December 26, 1998                                   $     (1)         $ 25,495          $ 82,028
                                                         ===============================================

  The accompanying notes are an integral part of the consolidated financial statements.

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                     Years ended
                                                                                 -------------------------------------------------
                                                                                 December 26,     December 27,      December 28,
                                                                                     1998             1997              1996
                                                                                     ----             ----              ----
Cash flows from operating activities:
    Net income                                                                   $      7,924     $     7,558       $      8,385
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     5,232           4,501              3,030
      Loss on sale of marketable equity security                                        1,435               -                  -
      Gain on disposal of fixed assets                                                    (67)            (23)                (4)
      Bad debt expense (recovery)                                                         246            (617)             1,832
      Stock option compensation expense                                                   201             420                186
    Changes in assets and liabilities:
      Accounts receivable                                                               4,246             313             (1,921)
      Inventories                                                                      (2,160)            287             (3,722)
      Prepaid expenses                                                                  3,219          (2,995)              (799)
      Other current assets                                                               (439)          2,253             (1,993)
      Deferred income taxes                                                            (1,919)          1,642               (331)
      Other assets                                                                     (2,115)            727               (743)
      Accounts payable                                                                  3,638          (8,227)             7,990
      Accrued expenses                                                                    462           1,144              3,853
      Other long-term  liabilities                                                      2,471               -                  -
                                                                                 ------------     -----------       ------------
                Total adjustments                                                      14,450            (575)             7,378
                                                                                 ------------     -----------       ------------

                Net cash provided by operating activities                              22,374           6,983             15,763
                                                                                 ------------     -----------       ------------

Cash flows for investing activities:
    Acquisition of certain assets of the Cincinnati Brewery                                 -          (4,438)
    Purchases of property, plant and equipment                                         (5,169)        (15,286)           (11,359)
    Proceeds on disposal of fixed assets                                                   14              23                  4
    Net (purchases) maturities of government securities                               (11,540)         (1,642)             2,648
    Proceeds on sale of marketable securities                                           2,851               -                  -
    Purchase of marketable securities                                                       -               -             (4,286)
    Purchases of restricted investments                                                     -            (625)            (1,225)
    Maturities of restricted investments                                                    -           1,236              1,216
                                                                                 ------------     -----------       ------------
                Net cash used in investing activities                                 (13,844)        (20,732)           (13,002)
                                                                                 ------------     -----------       ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                38             577                560
    Proceeds from sale of stock under stock purchase plan                                  76               -                 40
    Repurchase of shares under employee investment and incentive share plans               (7)              -               (103)
    Principal payments on long-term debt                                                    -          (1,875)               (75)
    Net borrowings of long-term debt                                                        -          10,000                  -
                                                                                 ------------     -----------       ------------
                Net cash provided by financing activities                                 107           8,702                422
                                                                                 ------------     -----------       ------------

Net increase (decrease) in cash and cash equivalents                                    8,637          (5,047)             3,183

Cash and cash equivalents at beginning of year                                             13           5,060              1,877
                                                                                 ------------     -----------       ------------

Cash and cash equivalents at end of year                                         $      8,650     $        13       $      5,060
                                                                                 ============     ===========       ============

Supplemental disclosure of cash flow information:
    Interest paid                                                                $        671     $       687       $        224
                                                                                 ============     ===========       ============
    Taxes paid                                                                   $      3,390     $     7,243       $      5,992
                                                                                 ============     ===========       ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         THE BOSTON BEER COMPANY, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.   ORGANIZATION AND BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and in selected international markets.

The Company conducts its operations principally through Boston Beer Company Limited Partnership, a Massachusetts limited partnership (the "Partnership") and certain affiliates of the Partnership. On November 20, 1995, in connection with the initial public offering of the Company's Class A Common Stock effected that date, the Company acquired certain limited partner interests in the Partnership and all of the outstanding capital stock of certain corporate partners, including the general partner, in exchange for 12,534,385 shares of the Company's Class A Common Stock and 4,107,355 shares of the Company's Class B Common Stock. All of the Class B shares were issued to C. James Koch, the sole stockholder of the Partnership's general partner. As a result of this exchange, the Company holds, directly and indirectly, all of the outstanding partner interests in the Partnership. These November 20, 1995 transactions are sometimes collectively referred to as the "Recapitalization."

Effective March 1, 1997, the Company acquired all of the equipment and other brewery related personal property of an independent brewing company located in Cincinnati, Ohio (the "Cincinnati Brewery") at a purchase price of approximately $4.4 million, which approximates the fair value of the assets acquired. Substantially all of the acquired assets were brewing, bottling and other fixed assets. The Cincinnati Brewery is currently managed by the Samuel Adams Brewery Company, Ltd., a wholly owned subsidiary of the Company. The results of operations of the Cincinnati Brewery, since the date of acquisition, are included in the accompanying consolidated financial statements. The pro forma effect of this acquisition was immaterial.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, its subsidiaries and the Partnership. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION
Revenue is recognized when goods are shipped to customers.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on-hand and short-term, highly liquid investments with original maturities of three months or less at the time of purchase.

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term investments and trade receivables. The Company places its short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer and ale distributors across the United States. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company's customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

INVENTORIES
Inventories, which consist principally of hops, bottles and packaging, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Expenditures for maintenance, repairs and renewals are charged to expense and major improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Certain of the Company's equipment is used by other brewing companies to produce the Company's products under contract (see Note I). The Company considers the life of such assets to be ten years or the life of the contract, whichever is shorter. Provision for depreciation is

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

computed on the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs                               3 to 5 years
Plant and machinery                10 years, or the life of the production
                                   agreement, whichever is shorter
Office equipment and furniture     3 to 5 years
Leasehold improvements             5 years, or the life of the lease, whichever
                                   is shorter

DEPOSITS
The Company recognizes a liability for estimated refundable deposits in kegs and for unclaimed deposits on bottles which are subject to state regulations. Total redemptions associated with reusable bottles during the years ended December 26, 1998, December 27, 1997 and December 28, 1996 were $2.1 million, $2.3 million and $3.1 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's long-term debt, including current maturities, approximates fair value because the interest rates on these instruments change with market interest rates. The carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

ADVERTISING AND SALES PROMOTIONS
Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the years ended December 26, 1998, December 27, 1997 and December 28, 1996, were $35.0 million, $33.4 million and $35.7 million, respectively.

FORWARD EXCHANGE CONTRACTS
The hops purchase commitments described in Note I and the apple juice purchase commitments are typically denominated in a foreign currency. The Company previously entered into foreign currency forward exchange contracts to mitigate the risks associated with adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments were for terms of less than one year. The foreign currency forward exchange contracts were executed with creditworthy banks and denominated in German marks, English pounds and French francs. The gains and losses relating to these foreign currency exchange contracts were deferred and included in the measurement of the foreign currency transaction subject to the hedge.

Unrealized gains and losses on contracts designated as hedges of existing purchase commitments were recorded as exchange rates fluctuate and included as a component of stockholders' equity. Realized gains and losses were recognized when the contracts were exercised or upon expiration. Losses recorded during fiscal years 1998, 1997 and 1996 totaled $471,000, $0 and $0, respectively. There were no forward exchange contracts outstanding as of December 26, 1998.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled (see Note H).

EARNINGS PER SHARE
The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with this statement basic earnings per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding. Dilutive EPS is calculated by dividing net income by the weighted average common shares and potentially dilutive securities outstanding during the period (see Note N).

COMPREHENSIVE INCOME
The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" for the year ended December 26, 1998. This statement established standards for reporting and displaying comprehensive income and its components. The components of comprehensive income include revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items and unrealized gains and losses on certain investments in debt and equity securities. Amounts have been reclassified for prior periods in order to conform with this statement. The Company has presented the information required by SFAS 130 in the accompanying consolidated statement of stockholders' equity.

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING
The Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 26, 1998. SFAS 131 established standards for reporting certain information about operating segments of an enterprise. Operating segments are defined based upon the way that management organizes financial information within the enterprise for making operating decisions and assessing performance.

Management organizes financial information by metropolitan market and by product line for purposes of making operating decisions and assessing performance. A key unit of measure used to assess performance and determine the appropriate allocation of resources is distributors' sales volume, or depletions. With the exception of the volume produced at the Cincinnati Brewery under contract arrangement with third parties, the Company has determined that the metropolitan market and product line operating segments share similar long-term financial performance and other economic characteristics. Accordingly, these operating segments have been aggregated as a single operating segment. The volume produced at the Cincinnati Brewery under contract arrangement falls below the quantitative thresholds of SFAS 131 and accordingly the disclosure requirements of SFAS 131 do not apply to this segment. Substantially all of the Company's sales and assets are within the United States.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement.

The Company typically enters into commitments to purchase hops that extend six years with various hop growers. These purchase contracts are denominated in a foreign currency, respective to the location where the hops are grown. Additionally, the Company enters into commitments to purchase apple juice which typically extends less than one year and are denominated in a foreign currency. In the event that the Company does not effectively hedge against fluctuations in the respective foreign currency, the impact of the currency fluctuation on the hops purchase price will be recognized in the income statement. It is the Company's current policy not to hedge against foreign currency fluctuations. SFAS 133 is required to be adopted no later than the beginning of fiscal year 2000. Management is currently evaluating the effects that this statement is expected to have on the Company's financial statements.

RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform with the current year's presentation.

C.   SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale with unrealized gains and losses included in stockholders' equity as of the respective balance sheet date. At December 26, 1998, short-term investments consist of investments in money market funds backed by United States government securities and investments in United States government bonds having a cost of $43.7 million and $1.6 million, respectively, which approximates fair value. At December 27, 1997, short-term investments consisted of investments in money market funds backed by United States government securities having a cost of $33.7 million, which approximates fair value, and a marketable security having a cost of $4.3
million and a market value of $2.1 million.   The Company realized a loss of
$1.4 million upon the sale of the marketable equity security during 1998.

D.   INVENTORIES

Inventories consist of the following:

                                      December 26, 1998              December 27, 1997
                                  -----------------------        -----------------------
Raw materials, principally hops                   $14,464                        $12,481
Work in process                                       778                            511
Finished goods                                        593                            683
                                  -----------------------        -----------------------
                                                  $15,835                        $13,675
                                  =======================        =======================

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                     December 26, 1998              December 27, 1997
                                 -----------------------        -----------------------
Kegs                                             $18,553                        $18,606
Plant and machinery                               18,120                         14,323
Office equipment and furniture                     4,209                          4,257
Leasehold improvements                             2,743                          2,466
                                 -----------------------        -----------------------
                                                 $43,625                        $39,652
Less accumulated depreciation                     15,460                         10,871
                                 -----------------------        -----------------------
                                                 $28,165                        $28,781
                                 =======================        =======================

The Company recorded depreciation expense related to these assets of $5.5 million, $4.5 million and $2.9 million for the years ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively.


F.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                              December 26, 1998              December 27, 1997
                                          -----------------------        -----------------------
Advertising, promotional and selling
 expenses                                                 $ 3,187                        $ 6,334
Hops purchase commitments (see Note I)                      2,800                              -
Keg deposits                                                2,505                          2,245
Employee wages and reimbursements                           2,449                          2,506
Other accrued liabilities                                   3,292                          2,685
                                          -----------------------        -----------------------
                                                          $14,233                        $13,770
                                          =======================        =======================

G.   LONG-TERM DEBT AND LINE OF CREDIT

On March 21, 1997, the Company entered into a credit agreement to increase its existing $14.0 million line of credit to $15.0 million ("the $15.0 million line") and to establish an additional $30.0 million line of credit ("the $30.0 million line"). On March 31, 1999, the $15.0 million line expires and the balance outstanding under the $30.0 million line converts to a term note. Principal payments on the term note are payable in twenty quarterly installments, with the final payment due at maturity, December 31, 2003. Through March 31, 1999, interest is payable either quarterly or upon expiration of the original loan at the Prime Rate (7.75% and 8.50% at December 26, 1998 and December 27, 1997, respectively) or the applicable Adjusted LIBOR plus .50%, respectively. After March 31, 1999, interest on the term note is payable quarterly at either the Prime Rate or the applicable Adjusted LIBOR plus .75%. The Company has evaluated its options and expects to repay the outstanding balance of $10.0 million on the line during 1999.

As of December 26, 1998 and December 27, 1997, $0 was outstanding under the $15.0 million line and $10.0 million was outstanding under the $30.0 million line. The Company must pay a commitment fee of .15% per annum on the average daily unused portion of the total $45.0 million commitment. Additionally, the Company is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with such covenants as of December 26, 1998.

H.   INCOME TAXES

INCOME TAXES
Significant components of the Company's deferred tax assets and liabilities as of December 26, 1998 and December 27, 1997 are as follows:

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.     INCOME TAXES (CONTINUED)

                                                                                        (In thousands)
                                                                            1998                              1997
                                                      ----------------------------------------   ------------------------------
                                                             Current      Long-Term    Total      Current   Long-Term    Total
Total
-----

DEFERRED TAX ASSETS:
  Incentive/investment unit and option plan                      $   11     $   471   $   482      $   11     $   892   $   903
  Accrued expenses not currently deductible                       2,309           -     2,309       1,160           -     1,160
  Reserves                                                        2,100           -     2,100       1,253           -     1,253
  Deferred compensation                                               -         145       145           -         117       117
  Long-term contracts                                                 -       1,122     1,122           -           -         -
  Capital loss carryforward                                           -         263       263           -           -         -
  Other                                                             216          74       290         (94)          8       (86)
                                                      ----------------------------------------   ------------------------------
  Deferred tax assets                                             4,636       2,075     6,711       2,330       1,017     3,347
  Less: Valuation allowance                                           -        (263)     (263)          -           -         -
                                                      ----------------------------------------   ------------------------------

         Total deferred tax assets                                4,636       1,812     6,448       2,330       1,017     3,347

DEFERRED TAX LIABILITIES:
  Depreciation                                                        -      (2,928)   (2,928)          -      (1,693)   (1,693)
  Tax installment sale                                                -           -         -         (64)       (113)     (177)
  Other                                                            (125)          -      (125)          -           -         -
                                                      ----------------------------------------   ------------------------------

         Net deferred tax assets (liabilities)                   $4,511     $(1,116)  $ 3,395      $2,266     $  (789)  $ 1,477
                                                      ========================================   ==============================

Based upon prior earnings history and expected future taxable income, the Company does not believe that a valuation allowance is required for the net deferred tax asset, except for the asset pertaining to the capital loss carryforward.

Significant components of the income tax provision (benefit) for income taxes for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 are as follows:

                                                                              (In thousands)
                                                           1998                   1997                    1996
                                                   -----------------          --------------      -----------------
Current:
   Federal                                                   $ 6,367                  $3,096                 $5,261
   State                                                       1,994                     985                  1,556
                                                   -----------------          --------------      -----------------
Total current                                                  8,361                   4,081                  6,817

Deferred:
   Federal                                                    (1,464)                  1,286                   (251)
   State                                                        (455)                    356                    (80)
                                                   -----------------          --------------      -----------------
Total deferred                                               $(1,919)                 $1,642                 $ (331)
                                                   -----------------          --------------      -----------------
Total income tax provision                                   $ 6,442                  $5,723                 $6,486
                                                   =================          ==============      =================

                                                           1998                    1997                     1996
                                                   -----------------       -----------------        -----------------
Statutory rate                                                 35.00%                  35.00%                   35.00%
State income tax, net of federal benefit                        6.96%                   6.57%                    6.50%
Meals & entertainment                                           1.30%                   2.62%                    1.83%
Valuation allowance on capital loss carryforward                1.55%                      -                        -
Other                                                            .04%                  (1.10%)                    .27%
                                                   -----------------       -----------------        -----------------
                                                               44.85%                  43.09%                   43.60%
                                                   =================       =================        =================

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.   COMMITMENTS AND CONTINGENCIES:

PURCHASE COMMITMENTS
In the normal course of business, the Company enters into various supply agreements with brewing companies. These agreements are cancelable by the Company and by the brewing companies with advanced written notice. Title to beer products brewed under these arrangements remains with the brewing company until shipped by it and accordingly, the liquid is not reflected as inventory by the Company in the accompanying financial statements. The Company is required to reimburse the supplier for all unused material and beer products on termination of the agreements and under certain conditions to purchase excess materials. At December 26, 1998 and December 27, 1997, there was approximately $2.0 million and $3.2 million of material and beer products in process at the brewing companies which had not yet been transferred to the Company. Purchases under these agreements for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 were approximately $32.6 million, $43.1 million and $57.8 million, respectively. The reduction of purchases under the agreements are attributed to production being done at the Cincinnati Brewery.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop 2004, specify both the quantities and prices to which the Company is committed. The prices are denominated in German marks and English pounds sterling. Hop purchase commitments outstanding at December 26, 1998 totaled $34.9 million. Purchases under these contracts for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 were approximately $8.3 million, $8.9 million and $10.0 million, respectively. The performance of the dealers under such contracts may be materially affected by factors such as adverse weather, crop conditions, the imposition of export restrictions and unfavorable fluctuations in foreign currency exchange rates.

The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years the Company's rate of sales growth has declined, resulting in an increase in hops inventory. As a result, existing purchase commitments may exceed projected future needs over the life of such commitments. The Company recorded a provision of $2.8 million in 1998 to reserve for excess purchase commitments. In addition, in 1998 the Company recorded a $1.2 million charge associated with the cancellation of purchase commitment contracts. There were no reserves for hops contract losses required, or contract cancellation costs incurred, in 1997 or 1996. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management's estimates.

At December 26, 1998, the Company had outstanding purchase commitments of approximately $2.9 million principally related to advertising contracts. The Company's contracts with its supplying breweries periodically requires it to make capital contributions in support of brewery operations. Capital contributions at certain brewery locations during the next 12 months are anticipated to be $2.3 million. Additionally, the Company is committed to purchase the land that is occupied by the Cincinnati Brewery, contingent upon
the completion of certain events.   The estimated net purchase price for the
land is $3.0 million of which $1.8 million has been paid as of December 26, 1998.

LEASE COMMITMENTS
The Company has various operating lease agreements primarily involving real estate. Terms of the leases include purchase options, renewals and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2009.

Minimum annual rental payments under these agreements are as follows:

                                                    (in thousands)

  1999.............................................   $    811
  2000.............................................        805
  2001.............................................        657
  2002.............................................        234
  2003 ............................................        234
  Thereafter.......................................        971
                                                       -------
                                                      $  3,712
                                                       =======

Rent expense for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 was approximately $870,000, $760,000 and $512,000, respectively.

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

J.   COMMON STOCK

STOCK COMPENSATION PLAN
On November 20, 1995, the Company adopted the Employee Equity Incentive Plan (the "Equity Plan") which provided for the grant of Management Options, Discretionary Options and Investment Shares. The Equity Plan was, in part, the successor to the Partnership's 1995 Management Option Plan, which was, in turn, the successor to a series of the Partnership's Incentive Share Plans. In connection with the Recapitalization, the grants under the Partnership's Incentive Share Plans, as adjusted for the one and one half conversion of partnerships' units, became grants to acquire Class A Common Stock. The Equity Plan was amended effective December 19, 1997 to delete the provision which had permitted the grant of Management Options which had been granted at $.01 per share and to provide for an additional 1.0 million authorized shares. The Plan is administered by the Board of Directors, based on recommendations received from the Compensation Committee of the Board of Directors, including with respect to grants of Discretionary Options. The Compensation Committee consists of nonemployee directors.

The Investment Shares feature of the Equity Plan permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee's tenure with the Company. Investment Shares vest ratably over a five-year period. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period.

Information related to the Management Options and Discretionary Options granted under the Equity Plan is as follows:

                                                                                                         Weighted Average
                                                Shares                       Option Price                 Exercise Price
                                     --------------------------      --------------------------     -------------------------
Outstanding at December 28, 1996                      1,131,127                $.01   -  $25.56                        $ 8.00
Granted                                                 267,857                $.01   -   $9.53                        $ 9.25
Canceled                                                (61,314)               $.01   -  $25.56                        $15.31
Exercised                                              (369,958)               $.01   -   $2.00                        $ 1.65
                                     --------------------------      --------------------------     -------------------------
Outstanding at December 27, 1997                        967,712                $.01   -  $25.56                        $10.32
Granted                                                  94,366               $7.91   -  $11.19                        $ 8.34
Canceled                                                (49,298)               $.01   -  $20.00                        $10.92
Exercised                                               (42,012)               $.01   -   $2.00                        $  .88
                                     --------------------------      --------------------------     -------------------------
Outstanding at December 26, 1998                        970,768                $.01   -  $20.69                        $10.58
                                     ==========================      ==========================     =========================

Under the Equity Plan, Investment Shares purchased and vested were as follows:

                                       As of December 26, 1998        As of December 27, 1997
                                     --------------------------     --------------------------
Purchased                                            57,332                         42,539
Vested                                               35,823                         31,100

The Company has reserved 1.0 million and 1.1 million shares of Class A Common Stock for issuance pursuant to the Equity Plan at December 26, 1998 and December 27, 1997, respectively.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 was effective for periods beginning after December 15, 1995. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related interpretations for the Equity Plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 would have been reduced to the pro forma amounts indicated below:

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.   COMMON STOCK (CONTINUED)

                    (in thousands, except per share amounts)

                                        1998                                     1997                                     1996
                        ----------------------------------    --------------------------------     --------------------------------
                                                  Earnings                          Earnings                         Earnings
                            Net Income            Per Share     Net Income          Per Share        Net Income      Per Share
                            ----------            ---------     ----------          ---------        ----------      ---------
As Reported - Basic                $7,924            $0.39             $7,558            $0.37              $8,385            $0.42
As Reported - Diluted              $7,924            $0.39             $7,558            $0.37              $8,385            $0.41

Pro forma - Basic                  $7,492            $0.37             $7,117            $0.35              $8,305            $0.42
Pro forma - Diluted                $7,492            $0.36             $7,117            $0.35              $8,305            $0.41

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       1998                                1997                                     1996
                        -------------------------------     -------------------------------          -------------------------------
Volatility                                   39.0%                               45.0%                                    45.0%
Expected life of option                 6.5 years              5.5 years to 6.5 years                   5.5 years to 6.5 years
Risk free interest rate                      4.80%                      5.43% to 7.79%                           5.43% to 7.79%
Dividend yield                                  0%                                  0%                                       0%

The weighted average fair value of stock options granted and investment shares purchased in 1998, 1997 and 1996 was $3.94, $5.46 and $7.06, respectively.

Because some options vest over several years and additional awards may be made each year, the pro-forma amounts above may not be representative of the effects on net income for future years.

The following table summarizes information about stock options outstanding at December 26, 1998:

                              Options Outstanding                                                  Options Exercisable
-------------------------------------------------------------------------------------   ------------------------------------------
                                           Weighted Average         Weighted                                     Weighted
    Range of               Number             Remaining             Average                    Number             Average
 Exercise Prices        Outstanding        Contractual Life       Exercise Price             Exercisable      Exercise Price

$ 0.01  -  $ 0.01          71,719              4.14 years               $ 0.01                  60,731                $ 0.01
$ 7.91  -  $11.19         410,386              9.13 years               $ 9.19                 128,720                $ 9.46
$12.06 -   $14.00         453,663              8.92 years               $12.78                 239,111                $12.97
$18.56 -   $20.69          35,000              7.61 years               $20.08                  23,500                $19.78
-------------------------------------------------------------------------------------   -------------------------------------------
$0.01   -   $20.69        970,768              8.61 years               $10.58                 452,062                $10.59
=====================================================================================   ===========================================

The Company recognized compensation expense of $201,000, $420,000 and $186,000 under the described programs for the years ending December 26, 1998, December 27, 1997 and December 28, 1996, respectively.

STOCK REPURCHASE PROGRAM
Effective October 15, 1998, the Board authorized management to implement a stock repurchase program, subject to an aggregate expenditure limitation of $10.0 million. There were no stock repurchases under this program as of December 26, 1998.

K.   FINANCIAL INSTRUMENTS

The Company has entered into forward exchange contracts to reduce exposure relating to currency fluctuations affecting existing foreign currency denominated firm commitments. The future value of the contracts and the related currency position were subject to offsetting market risk resulting from foreign currency exchange rate volatility. There were no forward exchange contracts outstanding at December 26, 1998. The carrying amounts of the contracts and the unrealized loss recognized as a component of Stockholders' Equity totaled $9.3 million and $290,000, respectively, at December 27, 1997.

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.   RELATED PARTY TRANSACTIONS

The Company has a deferred compensation agreement with its Chief Financial Officer that calls for specific payments upon retirement on or after April 1, 2000 with prorated annual payments called for upon early retirement. The Company recorded as an expense approximately $70,000, $61,000, and $59,000 for the three years ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively, in connection with such a deferred compensation agreement.

M.   401 (K) SAVINGS PLAN AND MULTI EMPLOYER BENEFIT PLANS

During 1993, the Company established the Boston Beer Company 401(k) Savings Plan (the "Plan"). The Plan is a defined contribution plan that covers a majority of the Company's employees. Participants may make voluntary contributions of their annual compensation. The Company made contributions to the Plan in each of the three years ended December 26, 1998, December 27, 1997, and December 28,1996 of $363,000, $356,000, and $280,000, respectively.

Certain hourly paid workers in Cincinnati are covered by the Samuel Adams Local Union #1199 Defined Benefit Pension Plan. The Company contributes approximately $50,000 per year to this plan. Certain hourly paid workers in Cincinnati are also covered by two Multi-Employer Retirement Plans. The Company contributes approximately $20,000 per year to these plans.

N.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128:

                                                                                      (in thousands)
                                                                1998                       1997                       1996
                                                          -----------------          -----------------          -----------------
Net income                                                          $ 7,924                    $ 7,558                    $ 8,385
                                                          -----------------          -----------------          -----------------

Shares used in net income per common share - basic                   20,486                     20,324                     19,970
Dilutive effect of common equivalent shares                              79                        166                        382
                                                          -----------------          -----------------          -----------------
Shares used in net income per common share - diluted                 20,565                     20,490                     20,352

Net income per common share - basic                                 $  0.39                    $  0.37                    $  0.42
                                                          =================          =================          =================
Net income per common share - diluted                               $  0.39                    $  0.37                    $  0.41
                                                          =================          =================          =================

O.   VALUATION AND QUALIFYING ACCOUNTS

The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 is as follows:

                                                                        (in thousands)

                                              Balance at        Additions
                                              Beginning      Charged to Costs         Net Additions       Balance at End
                                              of Period        and Expenses           (Deductions)           of Period
                                              ---------        ------------           ------------           ---------
Allowance for Doubtful Accounts
                 1996                              175             1,832                    (77)                 1,930
                 1997                            1,930              (617)                  (160)                 1,153
                 1998                            1,153               246                    (90)                 1,309

Deductions from allowance for doubtful accounts represent the write-off of uncollectable balances.

P.   QUARTERLY RESULTS (UNAUDITED)

In management's opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P.   QUARTERLY RESULTS (UNAUDITED)  (CONTINUED)

                                                                      For Quarters Ended (in 000s)
                                    ------------------------------------------------------------------------------------------

                                    December     September     June       March       December    September     June       March
                                    26, 1998     26, 1998    27, 1998    28, 1998     27, 1997    27, 1997    28, 1997    29, 1997
                                    --------     --------    --------    --------     --------    --------    --------    --------
Barrels Sold                              282        310        324        311           327        357          387         281

Sales                                 $47,347    $52,205    $53,808    $51,660       $49,869    $55,664    $  57,158     $46,799
Less excise taxes                       5,044      5,341      5,848      5,334         6,392      7,047        7,320       4,944
                                    ------------------------------------------     ---------------------------------------------
Net sales                              42,303     46,864     47,960     46,326        43,477     48,617       49,838      41,855
Cost of sales                          20,540     22,686     23,661     22,506        21,420     22,000       24,671      21,907
                                    ------------------------------------------     ---------------------------------------------
Gross profit                           21,763     24,178     24,299     23,820        22,057     26,617       25,167      19,948
                                    ------------------------------------------     ---------------------------------------------
Advertising, promotional and
selling expenses                       17,613     17,382     18,393     13,540        17,735     17,415       19,829      14,558
General and administrative
expenses                                3,248      2,842      3,214      3,224         2,449      3,190        3,097       2,930
                                    ------------------------------------------     ---------------------------------------------
Total operating expenses               20,861     20,224     21,607     16,764        20,184     20,605       22,926      17,488
                                    ------------------------------------------     ---------------------------------------------
Operating income                          902      3,954      2,692      7,056         1,873      6,012        2,241       2,460
Other income (expenses), net              430        426      1,166     (2,260)          284       (243)         304         350
                                    ------------------------------------------     ---------------------------------------------
Income before provision for taxes       1,332      4,380      3,858      4,796         2,157      5,769        2,545       2,810
Provision for income taxes                453      1,743      1,526      2,720           862      2,521        1,110       1,230
                                    ------------------------------------------     ---------------------------------------------
Net income                            $   879    $ 2,637    $ 2,332    $ 2,076       $ 1,295    $ 3,248    $   1,435    $  1,580
                                    ==========================================     =============================================

Earnings per share - basic            $  0.05    $  0.13    $  0.11    $  0.10       $  0.06    $  0.16    $    0.07    $   0.08
                                    ==========================================     =============================================
Earnings per share - diluted          $  0.05    $  0.13    $  0.11    $  0.10       $  0.06    $  0.16    $    0.07    $   0.08
                                    ==========================================     =============================================

Weighted average shares - basic        20,501     20,495     20,489     20,459        20,445     20,425       20,325      20,099
                                    ==========================================     =============================================
Weighted average shares - diluted      20,580     20,573     20,612     20,551        20,574     20,557       20,475      20,356
                                    ==========================================     =============================================

Q.   SUBSEQUENT EVENT

On February 8, 1999, Stroh Brewing Company ("Stroh") announced that it had reached definitive agreements to sell a majority of its beer brands and Allentown Brewery to Pabst Brewing Company ("Pabst") and certain of its brands to Miller Brewing Company ("Miller") (collectively, the "Stroh Transactions"). It is anticipated that the Stroh Transactions will be completed during the second quarter of 1999; however, they are subject to review by the United States Department of Justice and the Company has been advised by Stroh that it cannot be sure that the Stroh Transactions will be completed. The Company brews approximately 40% of its production at the Stroh Breweries. Pabst has agreed to assume Stroh's obligations under the Stroh Contract in the event that the proposed Stroh Transactions are completed, and Miller has agreed to guarantee Pabst's contract brewing commitment. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh Transactions. Stroh has indicated that it will continue to operate its remaining five breweries, including the Portland Brewery after completion of the Stroh Transactions, until production can be transferred to a Pabst or Miller-owned brewery. It is anticipated that the Company's production will be transferred from the Portland Brewery to a Pabst or Miller-owned brewery during the 1999 fiscal year. The Company has completed, to its satisfaction, detailed inspections of the potential breweries that are likely to assume the volume that is currently brewed at the Portland Brewery. The Company does not anticipate any significant problems during the transition period or thereafter, as a result of the Stroh Transactions, and does not believe that it will have material effect on its results of operations, statement of financial position or statement of cash flows during 1999. However, the exact timing and completion of the Stroh Transactions are dependent on many external factors, and the Company cannot be certain that the Stroh Transactions will occur, or proceed as the Company expects.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL
          DISCLOSURES

            Effective June 15, 1998, the Company appointed Arthur Andersen LLP as the independent auditors for the fiscal year ending December 26, 1998 and disengaged Coopers & Lybrand LLP as its independent auditors. Such change was not the result of any disagreement between the Company and Coopers & Lybrand LLP relating to any accounting, financial reporting, or disclosure issue.


                                   PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 1, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

            The Information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 1, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 1, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on June 1, 1999.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The financial statements and financial statement schedules are contained in Item 8 of Part II to this report on Form 10-K.

        (b) During the fourth quarter of the fiscal year ended December 26, 1998, the Registrant filed no Current Reports on Form 8-K.

        (c) Exhibits

        The following is a list of exhibits filed as part of this Form 10-K:

            EXHIBIT NO.        TITLE
            ----------         -----

               3.1 Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q filed on August 10, 1998).

               3.2 Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company's Form 10-Q filed on August 10, 1998).

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

            EXHIBIT NO.        TITLE
            ----------         -----

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

            10.16 Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-96162).

            +10.17 Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-96162).

            EXHIBIT NO.          TITLE
            ----------           -----

            10.18 Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-96164).

            10.19 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-96164).

            10.20 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

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

            +10.23 Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

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

            +10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed March 27, 1998).

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

            10.32 Extension letters, dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20,
                         1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-Q, filed on November 4, 1998).

            EXHIBIT NO.           TITLE
            ----------            -----

            *10.33 Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998.

            *10.34 Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999.

            *11.1 The information required by exhibit 11 has been included in Note N of the notes to the consolidated financial statements.

            21.1         List of subsidiaries of The Boston Beer Company, Inc.
                         (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

            *23.1 Consent of Arthur Andersen LLP, independent accountants with respect to the Company.

            *23.2 Consent of Pricewaterhouse Coopers LLP, former independent accountants with respect to the Company.

            *27.1        Financial Data Schedule (electronic filing only).


* Filed with this report.

+ Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th of March, 1999.



                    THE BOSTON BEER COMPANY, INC.


                    /s/ C. James Koch
                    President, Chief Executive Officer, Clerk and Director (principal executive officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                     TITLE


   /s/ C. JAMES KOCH             President, Chief Executive Officer, Clerk and
                                 Director (principal   executive officer)

   /s/ ALFRED W. ROSSOW, JR      Treasurer, Chief Financial Officer (principal
                                 financial officer and Director)


   /s/ RICHARD P. LINDSAY        Vice President - Finance (principal accounting
                                 officer)


   /s/ PEARSON C. CUMMIN, III    Director


   /s/ ROBERT N. HIATT           Director


   /s/ RHONDA L. KALLMAN         Director


   /s/ JAMES C. KAUTZ            Director


   /s/ CHARLES JOSEPH KOCH       Director


   /s/ JOHN B. WING              Director