Form 10-Q
period 1999-03-27
BOSTON BEER CO INC
filed 1999-05-10
CIK 949870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended      March 27, 1999

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

                              Yes    X     No
                                   ----       ----

Number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1999:

    Class A Common Stock, $.01 par value                             16,415,010
    Class B Common Stock, $.01 par value                              4,107,355
    (Title of each class)                                    (Number of shares)

                          THE BOSTON BEER COMPANY, INC.
                                    FORM 10-Q

                                QUARTERLY REPORT
                                 MARCH 27, 1999

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                     PAGE

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                  March 27, 1999 and December 26, 1998              3

                  Consolidated Statements of Operations for the
                  Three Months Ended March 27, 1999 and
                  March 28, 1998                                    4

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 27, 1999 and
                  March 28, 1998                                    5

                  Notes to Consolidated Financial Statements        6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     9-13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                 14

         Item 2.  Changes in Securities                             14

         Item 3.  Defaults Upon Senior Securities                   14

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                  14

         Item 5.  Other Information                                 14

         Item 6.  Exhibits and Reports on Form 8-K                  14-17

SIGNATURES                                                          18

                          THE BOSTON BEER COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)



                                                                        March 27,           December 26,
                                                                          1999                  1998
                                                                    ----------------      ---------------
ASSETS
     Current Assets:
          Cash and cash equivalents                                   $        7,054       $        8,650
          Short-term investments                                              45,307               45,256
          Accounts receivable, net of the allowance for
            doubtful accounts of $1,313 and $1,309, respectively              15,138               12,062
          Inventories                                                         15,951               15,835
          Prepaid expenses                                                       657                1,125
          Deferred income taxes                                                4,511                4,511
          Other current assets                                                   839                2,037
                                                                    ----------------      ---------------
          Total current assets                                                89,457               89,476

          Equipment and leasehold improvements, net of                        27,493               28,165
            accumulated depreciation of $16,788 and $15,460,
            respectively
          Other assets                                                         4,974                5,048
                                                                    ----------------      ---------------
          Total assets                                                $      121,924       $      122,689
                                                                    ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable                                            $        8,670       $       13,194
          Accrued expenses                                                    14,783               14,233
          Current  maturities of long-term debt                               10,000               10,000
                                                                    ----------------      ---------------
          Total current liabilities                                           33,453               37,427


    Long-term deferred taxes                                                   1,116                1,116

    Other long-term liabilities                                                1,985                2,118

     Stockholders' Equity:
          Class A Common Stock, $.01 par value;
            22,700,000 shares authorized; 16,415,010 and
            16,394,245 issued and outstanding as of March 27,
            1999 and December 26, 1998, respectively                             164                  164
          Class B Common Stock, $.01 par value;
            4,200,000 shares authorized; 4,107,355 issued and
            outstanding                                                           41                   41
          Additional paid-in-capital                                          56,687               56,548
          Unearned compensation                                                 (246)                (219)
          Unrealized loss on short-term investments                                -                   (1)
          Retained earnings                                                   28,724               25,495
                                                                    ----------------      ---------------
            Total stockholders' equity                                        85,370               82,028
                                                                    ----------------      ---------------
            Total liabilities and stockholders' equity                $      121,924       $      122,689
                                                                    ================      ===============

   The accompanying notes are an integral part of the consolidated financial statements

                          THE BOSTON BEER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three months  ended
                                                              --------------------------------
                                                                  March 27,         March 28,
                                                                    1999              1998
                                                               -------------      ------------
          Sales                                                $      45,532       $    51,660
          Less excise taxes                                            4,682             5,334
                                                               -------------      ------------
          Net sales                                                   40,850            46,326
          Cost of sales                                               18,077            22,506
                                                               -------------      ------------
          Gross profit                                                22,773            23,820

          Operating expenses:
          Advertising, promotional and selling expenses               14,768            13,540
          General and administrative expenses                          2,909             3,224
                                                               -------------      ------------
          Total operating expenses                                    17,677            16,764
                                                               -------------      ------------
          Operating income                                             5,096             7,056
                                                               -------------      ------------

          Other income (expense):
          Interest income                                                561               466
          Interest expense                                              (145)             (170)
          Other income (expense), net                                     24            (2,556)
                                                               -------------      ------------
          Total other income                                             440            (2,260)
                                                              --------------      ------------

          Income before provision for income taxes                     5,536             4,796
          Provision for income taxes                                   2,307             2,720
                                                              --------------      ------------
          Net income                                           $       3,229       $     2,076
                                                              ==============      ============

          Earnings per share - basic                           $        0.16       $      0.10
                                                              ==============      ============
          Earnings per share - diluted                         $        0.16       $      0.10
                                                              ==============      ============

          Weighted average shares - basic                             20,513            20,459
                                                              ==============      ============
          Weighted average shares - diluted                           20,574            20,551
                                                              ==============      ============

   The accompanying notes are an integral part of the consolidated financial statements

                          THE BOSTON BEER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Three months ended
                                                                      --------------------------------------
                                                                          March 27,              March 28,
                                                                           1999                    1998
                                                                      ---------------       ----------------
Cash flows from operating activities:
Net income                                                              $       3,229         $        2,076
Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                          1,403                  1,225
         Loss on disposal of fixed assets                                         (30)                     -
         Loss on write-down of marketable equity security                           -                  2,317
         Bad debt expense                                                           -                     58
         Stock option compensation expense                                         25                     59
   Changes in assets and liabilities:
         Accounts receivable                                                   (3,147)                (3,713)
         Inventory                                                               (116)                 1,020
         Prepaid expenses                                                         468                  2,699
         Other current assets                                                   1,284                    (38)
         Other assets                                                             (91)                    79
         Accounts payable                                                      (3,824)                (1,631)
         Accrued expenses                                                        (150)                (2,857)
                                                                      ---------------       ----------------

Net cash (used in) / provided by operating activities                            (949)                 1,294
                                                                      ---------------       ----------------

Cash flows for investing activities:
         Purchases of fixed assets                                               (712)                (2,198)
         Net (purchases)/maturities of short-term investments                     (50)                  (438)
         Proceeds received from sale of fixed assets                              100                      -
                                                                      ---------------       ----------------
Net cash used in investing activities                                            (662)                (2,636)
                                                                      ---------------       ----------------

Cash flows from financing activities:
         Proceeds from exercise of stock options                                    -                     37
         Proceeds from sale of shares under Investment Share plan                  15                     75
         Repurchase of shares under the Equity Plan                                 -                     (5)
         Net borrowings under line of credit                                        -                  1,517
                                                                      ---------------       ----------------
Net cash provided by financing activities                                          15                  1,624
                                                                      ---------------       ----------------

Net (decrease)/increase in cash and cash equivalents                           (1,596)                   282

Cash and cash equivalents at beginning of period                                8,650                     13
                                                                      ---------------       ----------------

Cash and cash equivalents at end of period                              $       7,054         $          295
                                                                      ===============       ================

Supplemental disclosure of cash flow information:

Interest paid                                                           $         150         $          193
                                                                      ===============       ================
Income taxes paid                                                       $       1,030         $           47
                                                                      ===============       ================

    The accompanying notes are an integral part of the consolidated financial statements

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and select international markets. The accompanying consolidated financial position as of March 27, 1999 and the results of its consolidated operations and consolidated cash flows for the quarter ended March 27, 1999 and March 28, 1998 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

Management's Opinion

In the opinion of the Company's management, the Company's unaudited consolidated financial position as of March 27, 1999 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 27, 1999 and March 28, 1998, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.  SHORT-TERM INVESTMENTS

At March 27, 1999, short-term investments consists of investments in high-quality money market instruments, United States agency securities, United States Treasury bills and high-grade commercial paper. The cost of short-term investments of $45.3 million as of both March 27, 1999 and December 26, 1998, approximates fair market value.

C.   INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                                    March 27,           December 26,
                                                      1999                  1998
                                               -----------------    ------------------
Raw materials, principally hops                          $14,709               $14,464
Work in process                                              675                   778
Finished goods                                               567                   593
                                               -----------------    ------------------

                                                         $15,951               $15,835
                                               =================    ==================

D.        INCOME TAXES

The Company's effective tax rate decreased to 41.7% for the three months ended March 27, 1999 from 56.7% for the three months ended March 28, 1998. The 1998 effective tax rate reflects a capital loss on a marketable security; the Company does not expect to fully realize the tax benefit associated with this capital
loss.   There were no such losses recognized during 1999.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128.

                                                                   For the three months ended
                                                              (in thousands, except per share data)
                                                       -------------------------------------------------
                                                            March 27, 1999             March 28, 1998
                                                       ----------------------     ----------------------
Net income                                                            $ 3,229                    $ 2,076
                                                       ----------------------     ----------------------

Shares used in earnings per common share - basic                       20,513                     20,459
Dilutive effect of common equivalent shares                                61                         92
                                                       ----------------------     ----------------------
Shares used in earnings per common share - diluted                     20,574                     20,551

Earnings per common share - basic                                     $   .16                    $   .10
                                                       ======================     ======================
Earnings per common share - diluted                                   $   .16                    $   .10
                                                       ======================     ======================



F.    COMPREHENSIVE INCOME:

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

                                                                                 For the three months ended
                                                                                       (in thousands)
                                                  ----------------------------------------------------------------------------------
                                                             March 27, 1999                              March 28,  1998

                                                  ---------------------------------------    --------------------------------------
Net income                                                                         $3,229                                    $2,076
                                                                      -------------------                       -------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                              -                                        32
  Unrealized loss on security:
     Unrealized holding losses arising during                    -                                      (94)
      period
     Plus: reclassification adjustments for
      capital losses included in net income                      1                      1             2,317                   2,223
                                                  ----------------    -------------------    --------------     -------------------
  Other comprehensive income                                                            1                                     2,255
                                                                      -------------------                       -------------------
  Comprehensive income                                                             $3,230                                    $4,331
                                                                      ===================                       ===================

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

                                                                 For the three months ended
                                                                      (in thousands)
                                                 --------------------------------------------------------
                                                       March 27, 1999                 March 28, 1998
                                                 --------------------------      ------------------------
Beginning Balance                                $                       (1)     $                 (2,513)
Unrealized gain on forward exchange contract                              -                            32
Unrealized gain on short-term investments                                 -                           (94)
Realized loss on marketable equity security                               1                         2,317
                                                 --------------------------      ------------------------
Ending balance                                   $                        -      $                    258
                                                 ==========================      ========================

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.   SUBSEQUENT EVENTS

As of March 31, 1999, the Company repaid the entire $10.0 million outstanding under the existing $30.0 million line of credit ("the $30.0 million line"). The existing credit agreement, which was originally entered into on March 21, 1997 and provides for a $15.0 million line of credit ("the $15.0 million line") and a $30.0 million line, was amended on March 30, 1999. Per the amended agreement, future borrowings, if any, on the $30.0 million line converts to a term loan on March 31, 2002 and the $15.0 million line expires on March 31, 2004. The Company must continue to pay a commitment fee of .15% per annum on the average daily unused portion of the total $45.0 million commitment. Additionally, the Company is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all such covenants as of March 27, 1999.

Effective April 30, 1999, the Stroh Brewery Company ("Stroh") sold a majority of its beer brands and the Allentown Brewery to Pabst Brewing Company ("Pabst") and certain of its brands to Miller Brewing Company ("Miller") (collectively, the "Stroh Transactions"). The Company brews approximately 40% of its production at Stroh's Allentown Brewery and Portland Brewery (the "Stroh Breweries"). Pabst has agreed to assume Stroh's obligations under the existing brewing contract between the Company and Stroh; Miller has agreed to guarantee Pabst's performance. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh Transactions. The Company anticipates that the volume currently brewed at the Portland Brewery will be transferred to a Pabst or Miller-owned brewery during 1999. The Company has completed, to its satisfaction, detailed inspections of the potential breweries that are likely to assume the volume that is currently brewed at the Portland Brewery. The Company does not anticipate any significant problems during the transition period or thereafter, as a result of the Stroh Transactions, and does not believe that it will have a material effect on its results of operations, statement of financial position or statement of cash flows during 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 27, 1999 as compared to the three-month period ended March 28, 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 26, 1998.

RESULTS OF OPERATIONS

Three Months Ended March 27, 1999 compared to Three Months Ended March 28, 1998

For purposes of this discussion, Boston Beer's "core brands" include all products sold under Samuel Adams(R), Oregon Original(TM) or HardCore(R) trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager(R) ("Boston Lager").

Net sales. Net sales decreased by $5.5 million or 11.8% to $40.9 million for the three months ended March 27, 1999 as compared to the three months ended March 28, 1998. The decline is primarily due to a decrease in volume.

Volume. Volume decreased by 13.8% to 268,000 barrels in the three months ended March 27, 1999 from 311,000 barrels in the three months ended March 28, 1998. This decrease was primarily due to a decline in sales of year-round beer styles and a decline in the production of non-core products, partially offset by an increase in the sales of seasonal beer styles.

Total volume for Boston Beer's core brands decreased by 10.1% to 257,000 barrels for the quarter ended March 27, 1999 as compared to 286,000 barrels for the quarter ended March 28, 1998. The decline in volume is a function of both increased competition from imported beers and a more mature market that is less inclined to sample new styles. The Company continuously evaluates the performance of its various beer and cider brands and the rationalization of its product line, as a whole. The Company discontinued certain year-round beer styles between April 1998 and December 1998, thereby contributing to the decline in volume.

Volume relating to non-core products declined approximately 56%, representing approximately 31% of the total decline. Volume relating to non-core products was 11,000 barrels for the quarter ended March 27, 1999 as compared to 25,000 barrels for the quarter ended March 28, 1998. Management anticipates a continued decline in volume relating to non-core products.

Selling Price. The selling price per barrel increased by $3.06 or 2.0% to $152.51 per barrel for the quarter ended March 27, 1999. This is due to a decline in sales of non-core products which have a lower selling price than core brands. The decline of shipments of non-core products improved average net sales per barrel by $4.84, or 3.3%. This decline was partially offset by changes in the packaging mix of the core brands.

Significant changes in the packaging mix could have a material effect on sales per barrel. The Company packages its core brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles. The ratio of kegs to bottles increased in core brands to 28.3% of total shipments relating to kegs in the three months ended March 27, 1999 from 26.4% for the same period last year.

Gross Profit. Gross profit increased to 55.7% as a percentage of net sales or $84.97 per barrel for the quarter ended March 27, 1999, as compared to 51.4% as a percentage of net sales or $76.59 per barrel for the quarter ended March 28, 1998. The increase in gross profit is primarily due to a decline in cost of sales. Cost of sales decreased by $4.92 per barrel to 44.3% as a percentage of net sales or $67.45 per barrel for the quarter ended March 27, 1999, as compared to 48.6% as a percentage of net sales or $72.37 per barrel for the quarter ended March 28, 1998. This is primarily due to lower costs of certain raw materials, improvements in the production process at the Cincinnati Brewery, a decline in expenses related to excess hops inventory on-hand and purchase commitment contracts and a decline in barrels shipped related to non-core products.

Raw material costs were lower due to new contracts with certain vendors. The Company enters into limited term supply agreements with certain vendors in order to receive preferential pricing.

Expenses related to excess hops inventory and purchase commitment contracts decreased to $250,000 for the quarter ended March 27, 1999 as compared to $1.0 million for the quarter ended March 28, 1998. See "Hops Purchase Commitments" below for further discussion.

The gross profit margin on non-core products is significantly lower than for core brands. Therefore, a decline in the non-core product volume increased gross profit per equivalent barrel for the Company as a whole. The decline in volume relating to non-core products resulted in an increase in gross profit as a percentage of net sales by less than 1%.

Additional factors that affect gross profit include changes in the packaging and product mix. The Company packages its core brands in bottles and kegs. While gross profit as a percentage of net sales is higher for kegs than for bottles, the per equivalent barrel gross profit is higher for bottles than for kegs. Therefore, an increase in kegs as a percentage of volume while increasing the overall gross profit margin as a percentage of net sales, will deliver fewer gross profit dollars with which to run the business. In the first quarter of 1999 keg sales as a percentage of total equivalent barrels of core brands increased to 28.3% in the first quarter of 1999 from 26.4% in the first quarter of 1998, thereby contributing to an increase in gross profit as a percentage of net sales. The gross profit per equivalent barrel increased for kegs and bottles due primarily to decreases in cost of sales, as previously discussed.

Gross profit is not significantly affected by changes in brewing locations. The Company attempts to minimize total costs, including freight, by shifting production between plants. Effective March 31, 1999, the brewing contract between the Company and Pittsburgh Brewing Company expired. As of May 7, 1999, the Company had not entered into a new agreement with the Pittsburgh Brewing Company. The Company shifted production to other contract breweries and has not experienced a material impact on gross profit as a result of this shift in production. During 1999, production is expected to shift between plants as a result of the Stroh Transactions (see discussion below under "Stroh-Pabst-Miller Transactions"). The Company does not anticipate a material impact on gross profit as a result of the Stroh Transactions.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $1.2 million or 9.1% to $14.8 million for the three months ended March 27, 1999 as compared to $13.5 million for the three months ended March 28, 1998. As a percentage of net sales, advertising, promotional and selling expenses increased to 36.2% for the three months ended March 27, 1999 as compared to 29.2% for the same period last year, primarily due to higher point of sale and advertising expenditures. Increased point of sale expenses is largely due to the timing of the change in the Company's logo during 1998. The anticipation of the logo change resulted in a significant decline in purchases of promotional items during the three months ended March 28, 1998. Advertising expenses increased by 33.3% as compared to the same period last year as the Company continues to communicate its new advertising campaign which was launched during the third quarter of 1998. During the first quarter of 1998, the Company was in the process of developing a new campaign and as such, advertising expenses were lower. The Company has focused primarily on radio, billboards and trade print during the first quarter of 1999 and anticipates launching a new television campaign during 1999.

General and administrative. General and administrative expenses decreased by $315,000 or 9.8% to $2.9 million for the three months ended March 27, 1999 as compared to the same period last year. The decrease is primarily due to declines in salaries expense, bad debt expense and legal expense.

Interest income. Despite declining short-term rates, interest income increased by 20.4% to $561,000 due to an increase in average cash and short-term investments to approximately $51.8 million during the first quarter 1999 as compared to $35.5 million during the first quarter 1998.

Interest expense. Interest expense decreased by 14.7% to $145,000 for the three months ended March 27, 1999 from $170,000 for the three months ended March 28, 1998. The decline is due to lower interest rates and lower average outstanding balances on the Company's $15.0 million line of credit. There were no amounts outstanding on this revolving line of credit during the three months ended March 27, 1999.

Other income (expense), net. Other income (expense), net increased by $2.6 million to income of $24,000 for the three months ended March 27, 1999 from an expense of $2.6 million for same period last year. The significant expense recognized in the prior year was primarily due to the write-down of a marketable security of $2.3 million. This security was sold during the second quarter of 1998 at a loss of $1.4 million.

Provision for income taxes. The effective income tax rate decreased to 41.7% for the three months ended March 27, 1999 from 56.7% for the three months ended March 28, 1998. The 1998 effective tax rate reflects a capital loss on a marketable security; the Company does not expect to fully realize the tax benefit associated with this capital loss. There were no such losses recognized during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continued to be strong during the first
quarter of 1999.   Cash and short-term investments decreased to $52.4 million as of March 27, 1999 from $53.9 million as of December 26, 1998.

The Company used $949,000 in operating activities during the three months ended March 27, 1999 as compared to net cash provided by operating activities of $1.3 million for the three months ended March 28, 1998. Cash used for operating activities during the three months ended March 27, 1999 represents adjusted net income of $4.6 million (adjusted primarily for depreciation and amortization of $1.4 million), offset by an increase in current net assets of $5.6 million. The change in current net assets is primarily due to an increase in accounts receivable coupled with a decline in accounts payable. This compares with adjusted net income of $5.7 million for the same period last year (adjusted primarily for a loss on the write-down of a marketable equity security of $2.3 million and depreciation and amortization of $1.2 million), partially offset by an increase in current net assets of $4.4 million. The effect of the change in current net assets as compared to the current period is primarily a result of the decline in inventory experienced during the prior period versus the slight build in inventory experienced during the three months ended March 27, 1999.

Net cash used in investing activities decreased to $662,000 for the three months ended March 27, 1999 as compared to $2.6 million for the three months ended March 28, 1998. Cash used for capital expenditures declined to $712,000 during the three months ended March 27, 1999 as compared to $2.2 million during the three months ended March 28, 1998. The 1998 expenditures related primarily to production line modifications. The Company invested $50,000 of net positive cash flow in government securities during the three months ended March 27, 1999 as compared to $438,000 during the same period last year. The Company has historically invested its excess cash in money market funds, short-term treasury and agency bills, and more recently, high-grade commercial paper.

Net cash provided by financing activities was $15,000 for the three months ended March 27, 1999 as compared to $1.6 million during the three months ended March 28, 1998. The Company had no borrowings under the Company's then existing $15.0 million line of credit during the current period as compared to net borrowings of $1.5 million during the prior period. Subsequent to the current quarter end, the $10.0 million balance which was outstanding under the existing $30.0 million line of credit expired and was fully repaid by the Company. As of May 7, 1999, the Company has no outstanding loans or borrowings under its existing lines of credit.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase, subject to an aggregate expenditure limitation of $10.0 million. There were no stock repurchases under this program as of March 27, 1999.

With working capital of $56.0 million as of March 27, 1999, resources should be sufficient to meet the Company's short-term and long-term operating, capital and debt service requirements.

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

The Company currently believes that all of its internal systems are Y2K compliant as of March 27, 1999, with the exception of the depletions tracking system which is expected to be compliant by the end of the second quarter of 1999. This belief is based on its own internal evaluations and testing and on assurances from its systems vendors. Current estimates are that the total cost to achieve internal year 2000 compliance, other than at the Cincinnati Brewery, is estimated not to exceed $90,000, exclusive of amounts to be expended on contingency plans. Approximately $12,000 of this amount has been spent through March 27, 1999. This $90,000 anticipated upgrade cost is in addition to other planned information technology ("IT") projects. While the intensive effort expected to achieve Y2K compliance has caused and may continue to cause delays in other IT projects, the Company does not expect that any of these delays will have a significant effect on the Company's business or that any of the Company's other IT projects will be canceled or postponed to pay for the Y2K upgrades. Preliminary estimates of the cost to bring all systems into Y2K compliance at the Cincinnati Brewery do not exceed $25,000. None of this amount has been spent through March 27, 1999. The Company continues to evaluate and test all Cincinnati Brewery equipment. Process controls at the Cincinnati Brewery are integral to the brewery's operations. A failure of any of these controls could adversely affect the Company's ability to continue brewing operations; however, because many of the brewing processes can be controlled manually, the actual risk that the Company will be unable to brew is low.

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

In the unlikely event that the Company is unable to produce or ship any product (the "Worst Case Scenario"), the Company estimates its financial exposure to be in the range of $3.5 million per week of lost net revenue, over the short term. Using forward planning ratios, this lost revenue translates into lost variable gross profit, in the absence of mitigating cost cutting, of $1.9 million per week. A production disruption for an extended period is likely to affect the availability of the Company's products to consumers, leading to a decline in brand equity, the financial consequences of which are not susceptible to estimation. The Company does not expect to encounter the Worst Case Scenario. The financial consequences of a less significant disruption are difficult to predict, as they will depend on the exact circumstances and duration of the disruption.

It is possible that the conclusions reached by the Company from its analysis to date will change, and as such the cost estimates and target completion dates outlined above may change. The Company will continue to explore contingency plans, so as to be in a position to mitigate the consequences of any disruption resulting from the Y2K issue.

Stroh-Pabst-Miller Transactions

Effective April 30, 1999, Stroh sold a majority of its beer brands and the Allentown Brewery to Pabst and certain of its brands to Miller. The Company brews approximately 40% of its production at the Stroh Breweries. Pabst has agreed to assume Stroh's obligations under the existing brewing contract between the Company and Stroh; Miller has agreed to guarantee Pabst's performance. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh Transactions. The Company anticipates that the volume currently brewed at the Portland Brewery will be transferred to a Pabst or Miller-owned brewery during 1999. The Company has completed, to its satisfaction, detailed inspections of the potential breweries that are likely to assume the volume that is currently brewed at the Portland Brewery. The

Company does not anticipate any significant problems during the transition period or thereafter, as a result of the Stroh Transactions, and does not believe that it will have a material effect on its results of operations, statement of financial position or statement of cash flows during 1999.

Hops Purchase Commitments

The Company enters into purchase commitments for hops based on forecasted future requirements, among other factors. As a result of declining sales growth in recent years existing hops inventory and purchase commitments may exceed projected future needs. During the first quarter of 1998 the Company recorded a provision of $1.0 million to reserve for excess purchase commitments. The Company re-evaluated its hops inventory levels and existing purchase commitments to assess the reserve required for excess amounts as of March 27, 1999. During the three months ended March 27, 1999 the Company canceled certain hops purchase commitments in efforts to manage inventory levels. The Company recorded a $250,000 charge associated with the excess inventory on-hand and purchase commitment contracts during the three months ended March 27, 1999.

The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management's estimates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 26, 1998, there have been no significant changes in the Company's exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

FORWARD-LOOKING STATEMENTS

In this Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-Q.

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

           +10.12 Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit
                     10.11 to the Company's Registration Statement No. 33-
                     96164).

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

           Exhibit No.          Title
           -----------          -----

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

           +10.28 Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998) .

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

           Exhibit No.            Title
           -----------            -----

           10.32 Extension letters, dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20, 1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-Q, filed on November 4, 1998).

           +10.33 Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company's Form 10-K, filed on March 25,
                     1999).

           10.34 Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company's Form 10-K, filed on March 25, 1999).

           *10.35 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999.

           *+10.36 Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999.

           *11.1 The information required by exhibit 11 has been included in Note E of the notes to the consolidated financial statements.

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

  (b)          Reports on Form 8-K.

          The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 27, 1999.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                         THE BOSTON BEER COMPANY, INC.
                                  (Registrant)



Date:  May 10, 1999                  By:  /s/ C. James Koch
                                        -------------------------------------
                                        C. James Koch
                                        President and Chief Executive Officer,
                                        (principal executive officer)



Date:  May 10, 1999                  By: /s/ Alfred W. Rossow, Jr.
                                         ------------------------------------
                                          Alfred W. Rossow, Jr.
                                          Chief Financial Officer (principal
                                          financial officer)




Date:  May 10, 1999                  By: /s/ Richard P. Lindsay
                                         ------------------------------------
                                         Richard P. Lindsay
                                         Vice President - Finance (principal
                                         accounting officer)