Form 10-Q
period 1999-06-26
BOSTON BEER CO INC
filed 1999-08-10
CIK 949870

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended     June 26, 1999

OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from ..........to..........

                        Commission file number: 1-14092

                         THE BOSTON BEER COMPANY, INC.
            (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                       04-3284048
(State or other jurisdiction of incorporation       I.R.S. Employer Identification No.)
or organization)


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

                                   Yes   X     No__
                                        --

Number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1999:

              Class A Common Stock, $.01 par value             16,424,967
              Class B Common Stock, $.01 par value              4,107,355
               (Title of each class)                  (Number of shares)

                         THE BOSTON BEER COMPANY, INC.
                                   FORM 10-Q

                               QUARTERLY REPORT
                                 JUNE 26, 1999

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                          PAGE

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets
                    June 26, 1999 and December 26, 1998                    3

                    Consolidated Statements of Operations for the
                    Three and Six Months Ended June 26, 1999 and
                    June 27, 1998                                          4

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended June 26, 1999 and
                    June 27, 1998                                          5

                    Notes to Consolidated Financial Statements             6-8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          9-14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      15

          Item 2.   Changes in Securities                                  15

          Item 3.   Defaults Upon Senior Securities                        15

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                       15

          Item 5.   Other Information                                      16

          Item 6.   Exhibits and Reports on Form 8-K                       16-19

SIGNATURES                                                                 20

                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                             June 26,     December 26,
                                                               1999          1998
                                                           -----------   -------------
ASSETS
  Current Assets:
          Cash and cash equivalents                         $    4,042     $     8,650
          Short-term investments                                41,736          45,256
          Accounts receivable, net of the
           allowance for doubtful accounts
           of $1,313 and $1,309, respectively                   18,592          12,062
          Inventories                                           17,418          15,835
          Prepaid expenses                                         784           1,125
          Deferred income taxes                                  4,511           4,511
          Other current assets                                   1,014           2,037
                                                           -----------   -------------
             Total current assets                               88,097          89,476

  Equipment and leasehold improvements,
           net of accumulated depreciation of
           $18,182 and $15,460, respectively                   26,699          28,165
  Other assets                                                  4,640           5,048
                                                           -----------   -------------
             Total assets                                   $  119,436     $   122,689
                                                           ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
          Accounts payable                                  $    8,497     $    13,194
          Accrued expenses                                      15,650          12,908
          Current maturities of
           long-term debt                                            -          10,000
                                                            ----------    ------------
             Total current liabilities                          24,147          36,102


  Long-term deferred taxes                                       1,116           1,116

  Other long-term liabilities                                    5,175           3,443

  Stockholders' Equity:
         Class A Common Stock, $.01 par value;
          22,700,000 shares authorized;
           16,417,622 and 16,394,245 issued
           and outstanding as of June 26, 1999
           and December 26, 1998, respectively                     164             164
         Class B Common Stock, $.01 par value;
           4,200,000 shares authorized; 4,107,355
           issued and outstanding                                   41              41
         Additional paid-in-capital                             56,682          56,548
         Unearned compensation                                    (229)           (219)
         Unrealized loss on short-term
           investments                                               -              (1)
         Retained earnings                                      32,340          25,495
                                                            ----------    ------------
               Total stockholders' equity                       88,998          82,028
                                                            ----------    ------------
               Total liabilities and
                 stockholders' equity                       $  119,436     $   122,689
                                                            ==========    =============

   The accompanying notes are an integral part of the consolidated financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                        Three months ended                   Six months ended
                                                  -----------------------------------------------------------------------
                                                     June 26,       June 27,            June 26,           June 27,
                                                      1999            1998                1999               1998
                                                  ------------- -----------------    ------------------------------------
                                                                                                               C>
Sales                                                  $52,575            $53,808             $98,107            $105,469
Less excise taxes                                        5,387              5,848              10,068              11,182
                                                  ------------- -----------------    ------------------------------------
      Net sales                                         47,188             47,960              88,039              94,287
Cost of sales                                           20,508             23,661              38,585              46,167
                                                  ------------- -----------------    ------------------------------------
      Gross profit                                      26,680             24,299              49,454              48,120

Operating expenses:
Advertising, promotional and selling expenses           17,990             18,393              32,758              31,934
General and administrative expenses                      2,968              3,214               5,877               6,438
                                                  ------------- -----------------    ------------------------------------
      Total operating expenses                          20,958             21,607              38,635              38,372
                                                  ------------- -----------------    ------------------------------------
Operating income                                         5,722              2,692              10,819               9,748

Other income (expense):
Interest income                                            526                486               1,089                 951
Interest expense                                            (3)              (157)               (148)               (327)
Other income (expense), net                                (11)               837                  11              (1,718)
                                                  ------------- -----------------    ------------------------------------
      Total other income (expense), net                    512              1,166                 952              (1,094)
                                                  ------------- -----------------    ------------------------------------

Income before provision for income taxes                 6,234              3,858              11,771               8,654

Provision for income taxes                               2,618              1,526               4,926               4,246
                                                  ------------- -----------------    ------------------------------------

Net income                                             $ 3,616            $ 2,332             $ 6,845            $  4,408
                                                  ============= =================    ====================================

Earnings per share - basic                             $  0.18            $  0.11             $  0.33            $   0.21
                                                  ============= =================    ====================================
Earnings per share - diluted                           $  0.18            $  0.11             $  0.33            $   0.21
                                                  ============= =================    ====================================

Weighted average shares - basic                         20,523             20,489              20,518              20,474
                                                  ============= ==================   ====================================
Weighted average shares - diluted                       20,570             20,612              20,569              20,582
                                                  ============= =================    ====================================

   The accompanying notes are an integral part of the consolidated financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                      Six months ended
                                                                                                ---------------------------
                                                                                                  June 26,        June 27,
                                                                                                   1999            1998
                                                                                                -----------     -----------
Cash flows from operating activities:
Net income                                                                                      $     6,845     $     4,408
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                                 2,832           2,524
        (Gain) on disposal of fixed assets                                                              (12)              -
        Loss on write-down of marketable equity security                                                  -           1,435
        Bad debt expense                                                                                  -             168
        Amortization of unearned compensation                                                            41              66
    Changes in assets and liabilities:
        Accounts receivable                                                                          (6,601)         (3,505)
        Inventory                                                                                    (1,583)           (900)
        Prepaid expenses                                                                                341             633
        Other current assets                                                                          1,071              52
        Other assets                                                                                     78              53
        Accounts payable                                                                             (4,697)         (2,366)
        Accrued expenses                                                                              2,742           4,056
        Other long-term liabilities                                                                   1,997           2,382

                                                                                                -----------     -----------
Net cash provided by operating activities                                                             3,054           9,006
                                                                                                -----------     -----------

Cash flows from investing activities:
        Purchases of fixed assets                                                                    (1,318)         (4,048)
        Purchases of short-term investments                                                         (31,230)         (9,712)
        Proceeds from the sale of short-term investments                                             34,750           6,000
        Proceeds from the sale of a marketable equity security                                            -           2,851
        Proceeds from the sale of fixed assets                                                          100               -

                                                                                                -----------     -----------
Net cash provided by/(used in) investing activities                                                   2,302          (4,909)
                                                                                                -----------     -----------

Cash flows from financing activities:
        Proceeds from exercise of management incentive options                                            -              37
        Proceeds from sale of common stock under stock purchase
          plan                                                                                           36             117
        Repurchase of shares under the employee investment and
          incentive share plans                                                                           -              (5)
        Repayment of debt                                                                           (10,000)              -

                                                                                                -----------     -----------
Net cash (used in)/provided by financing activities                                                  (9,964)            149
                                                                                                -----------     -----------

Net (decrease)/increase in cash and cash equivalents                                                 (4,608)          4,246

Cash and cash equivalents at beginning of period                                                      8,650              13
                                                                                                -----------     -----------

Cash and cash equivalents at end of period                                                      $     4,042     $     4,259
                                                                                                ===========     ===========

Supplemental disclosure of cash flow information:

Interest paid                                                                                   $       276     $       357
                                                                                                ===========     ===========
Income taxes paid                                                                               $     3,851     $     1,617
                                                                                                ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and select international markets. The accompanying consolidated financial position as of June 26, 1999 and the results of its consolidated operations and consolidated cash flows for the three and six months ended June 26, 1999 and June 27, 1998 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

Management's Opinion

In the opinion of the Company's management, the Company's unaudited consolidated financial position as of June 26, 1999 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 26, 1999 and June 27, 1998, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.   SHORT-TERM INVESTMENTS

At June 26, 1999, short-term investments consisted of investments in high-quality money market instruments, United States agency securities, United States Treasury bills and high-grade commercial paper. The cost of short-term investments of $41.7 million as of June 26, 1999 and $45.3 million as of December 26, 1998, approximates fair market value.

C.   INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                                                        June 26,       December 26,
                                                                          1999             1998
                                                                       -----------     ------------
Raw materials, principally hops                                        $    16,207     $     14,464
Work in process                                                                630              778
Finished goods                                                                 581              593
                                                                       -----------     ------------

                                                                       $    17,418     $     15,835
                                                                       ===========     ============

D.   INCOME TAXES

The Company's effective tax rate increased to 42.0% for the three months ended June 26, 1999 from 39.6% for the three months ended June 27, 1998. For the six months ended June 26, 1999, the Company's effective tax rate was 41.9%, as compared to 49.1% for the six months ended June 27, 1998. The 1998 effective tax rates reflect the write-down and subsequent disposition of a marketable equity security held for sale. The write-down was recorded in the first quarter and partially recovered in the second quarter of 1998, when the security was sold at a higher than expected price. The disposition of the security resulted in the realization of a capital loss, from which the Company does not expect to fully realize the tax benefit, and resulted in a lower effective tax rate for the three months ended June 27, 1998. There was no such activity during 1999.

                         THE BOSTON BEER COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.   CREDIT FACILITY

As of March 30, 1999, the Company amended its credit facility and repaid the entire $10.0 million in borrowings outstanding on its then existing facility. As now in effect, the facility provides a $15.0 million revolving line of credit (which expires on March 31, 2004) and an additional $30.0 million facility, borrowings under which convert to a term loan on March 31, 2002. The Company incurs an annual commitment fee of .15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all such covenants as of June 26, 1999.

F.   LEASE COMMITMENTS

During the second quarter of 1999, the Company opted not to exercise its right to terminate the lease for its Boston-based brewery. As a result, the lease was automatically extended for a further period of ten years, commencing January 1, 2000 and ending on December 31, 2009. Minimum lease payments over the ten year term total $1.1 million.

G.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128.

                                                        For the three months ended               For the six months ended
                                                   (in thousands, except per share data)   (in thousands, except per share data)

                                                   June 26, 1999           June 27, 1998   June 26, 1999           June 27, 1998
                                                   -------------           -------------   -------------           -------------
Net income                                         $        3,616          $       2,332   $       6,845           $       4,408

Shares used in earnings per common share - basic           20,523                 20,489          20,518                  20,474
Dilutive effect of common equivalent shares                    47                    123              51                     108
                                                   --------------          -------------   -------------           -------------
Shares used in earnings per common share - diluted         20,570                 20,612          20,569                  20,582
                                                   ==============          =============   =============           =============

Earnings per common share - basic                  $         0.18          $        0.11   $        0.33           $        0.21
                                                   ==============          =============   =============           =============
Earnings per common share - diluted                $         0.18          $        0.11   $        0.33           $        0.21
                                                   ==============          =============   =============           =============


H.   COMPREHENSIVE INCOME:

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

                                                                          For the three months ended
                                                                                (in thousands)
                                                       ------------------------------------------------------------------
                                                                June 26, 1999                      June 27, 1998
                                                       --------------------------------   -------------------------------
Net income                                                             $          3,616                  $          2,332
                                                                       ----------------                  ----------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                            -                               250
  Unrealized loss on security:
     Unrealized holding gain arising during period                     -                             882
     Plus: reclassification adjustments for capital
        gains included in net income                                   -              -             (882)               -
                                                       --------------------------------   -------------------------------
  Other comprehensive income                                                          -                               250
                                                                       ----------------                  ----------------

  Comprehensive income                                                 $          3,616                  $          2,582
                                                                       ================                  ================

                          THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.       COMPREHENSIVE INCOME (continued):

                                                                           For the six months ended
                                                                                (in thousands)
                                                       ------------------------------------------------------------------
                                                                June 26, 1999                      June 27, 1998
                                                       -------------------------------   -------------------------------
Net income                                                                     $6,845                              $4,408
                                                                       ---------------                     --------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                          -                                 282
  Unrealized loss on security:
     Unrealized holding gain arising during period                 -                                  788
     Plus: reclassification adjustments for capital
        losses included in net income                              1                1               1,435           2,223
                                                       -------------   ---------------    ---------------  --------------
  Other comprehensive income                                                        1                               2,505
                                                                       ---------------                     --------------
  Comprehensive income                                                         $6,846                              $6,913
                                                                       ===============                     ==============

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

                                                        For the three months ended               For the six months ended
                                                              (in thousands)                          (in thousands)
                                                    -------------------------------------------------------------------------------
                                                     June 26, 1999       June 27, 1998        June 26, 1999         June 27, 1998
                                                    --------------       -------------        -------------         ---------------

Beginning Balance                                               $ -               $ (258)               $(1)               $ (2,513)
Unrealized gain on forward exchange contract                      -                  250                  -                     282
Unrealized gain on marketable equity security                     -                  882                  -                     788
Realized loss (gain) on marketable equity
   security                                                       -                 (882)                 1                   1,435
                                                    ----------------    -----------------    -----------------     ----------------
Ending balance                                                  $ -                 $ (8)               $ -                $     (8)
                                                    ================    =================    =================     ================

I. TRANSACTION BETWEEN STROH BREWERY COMPANY, PABST BREWING COMPANY AND MILLER BREWING COMPANY

Effective April 30, 1999, the Stroh Brewery Company ("Stroh") sold a majority of its beer brands and the Allentown Brewery to Pabst Brewing Company ("Pabst") and certain brands to Miller Brewing Company ("Miller") (collectively, the "Stroh Transactions"). The Company brews approximately 40% of its production at Stroh's Portland Brewery (the "Portland Brewery") and Pabst's Allentown Brewery (the "Allentown Brewery", which was previously owned by Stroh). Pabst has agreed to assume Stroh's obligations under the existing brewing contract between the Company and Stroh; Miller has agreed to guarantee Pabst's performance. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh Transactions. Stroh has announced its intent to close the Portland Brewery during the third quarter 1999. The Company's volume brewed at the Portland Brewery will be transferred to a Pabst-owned brewery in Tumwater, Washington (the "Tumwater Brewery") during the third quarter 1999. Miller has announced that it intends to buy the Tumwater Brewery from Pabst and has confirmed that it will assume Pabst's obligations to brew the Company's products at the Tumwater Brewery. The Company does not anticipate any significant problems during the transition period or thereafter, as a result of these transactions. The Company expects to incur higher freight costs and increased capital expenditures as a result of the move, but does not believe that the effect on its results of operations, statement of financial position or statement of cash flows during 1999 will be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 26, 1999 as compared to the three and six-month period ended June 27, 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 26, 1998.

RESULTS OF OPERATIONS

Three Months Ended June 26, 1999 compared to Three Months Ended June 27, 1998

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

Net sales. Net sales decreased by $772,000 or 1.6% to $47.2 million for the three months ended June 26, 1999 as compared to the three months ended June 27, 1998. The decline is primarily due to a decrease in volume.

Volume. Volume decreased by 13,000 barrels or 3.9% to 311,000 barrels in the three months ended June 26, 1999 from 324,000 barrels in the three months ended June 27, 1998. This decrease was primarily due to a decline in sales of year-round beer styles other than Boston Lager and a decline in the production of non-core products.

Total volume for Boston Beer's core brands decreased by 2.1% to 298,000 barrels for the three months ended June 26, 1999 as compared to 304,000 barrels for the three months ended June 27, 1998. The decline in volume is a function of both increased competition from "better beers" and a more mature market that is less inclined to sample new styles. The Company continuously evaluates the performance of its various beer and cider brands in order to rationalize its product line, as a whole. The Company discontinued certain year-round beer styles between April 1998 and June 1999, thereby contributing to the decline in volume.

Volume relating to non-core products declined approximately 32%, representing approximately 49% of the total decline. Volume relating to non-core products was 13,000 barrels for the three months ended June 26, 1999 as compared to 20,000 barrels for the three months ended June 27, 1998. Management anticipates a continued decline in volume relating to non-core products.

Selling Price. The selling price per barrel increased by $3.56 or 2.4% to $151.69 per barrel for the three months ended June 26, 1999. This is primarily due to a decline in sales of non-core products which have a lower selling price than core brands. The decline of shipments of non-core products improved average net sales per barrel by $2.48, or 1.7%. The remaining increase can be attributed to normal price increases.

Significant changes in the packaging mix could have a material effect on sales per barrel. The Company packages its core brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of core brands were 30% for both the three months ended June 26, 1999 and June 27, 1998.

Gross Profit. Gross profit increased to 56.5% as a percentage of net sales or $85.77 per barrel for the three months ended June 26, 1999, as compared to 50.7% as a percentage of net sales or $75.05 per barrel for the three months ended June 27, 1998. The increase in gross profit is due primarily to a decline in cost of sales. Cost of sales decreased by $7.16 per barrel to 43.5% as a percentage of net sales or $65.92 per barrel for the three months ended June 26, 1999, as compared to 49.3% as a percentage of net sales or $73.08 per barrel for the three months ended June 27, 1998. This is primarily due to lower costs of certain raw materials, improvements in the production efficiency and utilization of the Cincinnati Brewery and a decline in barrels shipped related to non-core products.

Raw material costs were lower due to new contracts with certain vendors, and favorable prices on cyclical items such as corrugated and malt. The Company enters into limited term supply agreements with certain vendors in order to receive advantageous pricing. Expenses related to excess hops inventory and purchase commitment contracts amounted to $900,000 for the three months ended June 26, 1999 as compared $1.1 million for the same period last year. See "Hops Purchase Commitments" below for further discussion.

The gross profit margin on non-core products is lower than for core brands as non-core products have a lower selling price than core brands. Therefore, a decline in the non-core product volume increases gross profit per equivalent barrel for the Company as a whole. The decline in volume relating to non-core products resulted in an increase in gross profit as a percentage of net sales of less than 1%.

Additional factors that affect gross profit include changes in the packaging and product mix. The Company packages its core brands in bottles and kegs. While gross profit as a percentage of net sales is higher for kegs than for bottles, the per-equivalent-barrel gross profit is higher for bottles than for kegs. Therefore, an increase in kegs as a percentage of volume while increasing the overall gross profit margin as a percentage of net sales, will deliver fewer gross profit dollars with which to run the business. Keg sales as a percentage of total equivalent barrels of core brands were 30.0% for the three months ended June 26, 1999 and the three months ended June 27, 1998.

Gross profit is not significantly affected by changes in brewing locations. The Company attempts to minimize total costs, including freight (which, however, is included in advertising, promotional and selling expenses), by shifting production between plants. Effective March 31, 1999, the brewing contract between the Company and Pittsburgh Brewing Company expired. The Company shifted production to other contract breweries and has not experienced a material impact on gross profit as a result of this shift in production. During 1999, production is expected to shift between plants as a result of the Stroh Transactions (see discussion below under "Stroh-Pabst-Miller Transactions"). The Company does not expect that the Stroh Transactions will have a material impact on gross profit.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $403,000 or 2.2% to $18.0 million for the three months ended June 26, 1999 as compared to $18.4 million for the three months ended June 27, 1998. As a percentage of net sales, advertising, promotional and selling expenses decreased slightly to 38.1% for the three months ended June 26, 1999 as compared to 38.4% for the same period last year. During the second quarter the Company used TV, radio, outdoor and consumer and trade print along with website advertising to promote Boston Lager. The Company anticipates an increase in advertising expenditures during the second half of 1999.

General and administrative. General and administrative expenses decreased by $246,000 or 7.7% to $3.0 million for the three months ended June 26, 1999 as compared to the same period last year. The decrease is primarily due to declines in bad debt expense and legal expenses.

Interest income. Interest income increased by 8.2% to $526,000 for the three months ended June 26, 1999 as compared to $486,000 for the three months ended June 27, 1998. The increase is primarily due to a higher monthly average cash and short-term investments balance of approximately $47.0 million during the current year quarter as compared to an average balance of $39.4 million during the same period last year.

Interest expense. Interest expense was $3,000 for the three months ended June 26, 1999 as compared to $157,000 for the three months ended June 27, 1998. The decline in interest expense during the current year quarter is due to the repayment on March 31, 1999 of the $10.0 million outstanding balance under the then existing lines of credit. At June 27, 1998, $10.0 million was outstanding on the then-existing $30.0 million line of credit. See footnote E to the Consolidated Financial Statements for further explanation.

Other income (expense), net. Other income (expense), net decreased by $848,000 to an expense of $11,000 for the three months ended June 26, 1999 from income of $837,000 for same period last year. The significant income recognized in the prior year was primarily due to the partial recovery of a previously recorded loss on a marketable equity security which was sold during the second quarter of 1998.

Provision for income taxes. The Company's effective tax rate increased to 42.0% for the three months ended June 26, 1999 from 39.6% for the three months ended June 27, 1998. The 1998 effective tax rate reflects a partial recovery realized upon the sale of a marketable equity security during the three months ended June 26, 1998. The Company had recorded a write-down on the marketable equity security held for sale during the first quarter 1998. There was no such activity during 1999. See footnote D to the Consolidated Financial Statements for further explanation.

Six Months Ended June 26, 1999 compared to Six Months Ended June 27, 1998

Net sales. Net sales decreased by $6.2 million or 6.6% to $88.0 million for the six months ended June 26, 1999 as compared to the six months ended June 27, 1998. The decline is primarily due to a decrease in volume.

Volume. Volume decreased by 55,000 barrels or 8.6% to 579,000 barrels in the six months ended June 26, 1999 from 634,000 barrels in the six months ended June 27, 1998. This decrease was primarily due to a decline in sales of year-round beer styles (partially offset by an increase in seasonal beer styles) and a decline in the sale of non-core products.

Total volume for Boston Beer's core brands decreased by 6.0% to 555,000 barrels for the six months ended June 26, 1999 as compared to 590,000 barrels for the six months ended June 27, 1998. The decline in volume is a function of both increased competition from "better beers" and a more mature market that is less inclined to sample new styles. The Company continuously evaluates the performance of its various beer and cider brands in order to rationalize its product line, as a whole. The Company discontinued certain year-round beer styles between April 1998 and June 1999, thereby contributing to the decline in volume.

Volume relating to non-core products declined approximately 45%, representing approximately 36% of the total decline. Volume relating to non-core products was 24,000 barrels for the six months ended June 26, 1999 as compared to 44,000 barrels for the six months ended June 27, 1998. Management anticipates a continued decline in volume relating to non-core products.

Selling Price. The selling price per barrel increased by $3.29 or 2.2% to $152.07 per barrel for the six months ended June 26, 1999. This is primarily due to a decline in sales of non-core products which have a lower selling price than core brands, partially offset by changes in the packaging mix of core brands.

Significant changes in the packaging mix could have a material effect on sales per barrel. The Company packages its core brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of core brands were 29.2% of total shipments for the six months ended June 26, 1999 as compared to 28.3% for the same period last year.

Gross Profit. Gross profit increased to 56.2% as a percentage of net sales or $85.42 per barrel for the six months ended June 26, 1999, as compared to 51.0% as a percentage of net sales or $75.93 per barrel for the six months ended June 27, 1998. The increase in gross profit is primarily due to a decline in cost of sales. Cost of sales decreased by $6.20 per barrel to 43.8% as a percentage of net sales or $66.65 per barrel for the six months ended June 26, 1999, as compared to 49.0% as a percentage of net sales or $72.85 per barrel for the six months ended June 27, 1998. This is primarily due to lower costs of certain raw materials, improvements in the production efficiency and utilization of the Cincinnati Brewery and a decline in barrels shipped of non-core products.

Raw material costs were lower due to new contracts with certain vendors, and favorable prices on cyclical items such as corrugated and malt. The Company enters into limited term supply agreements with certain vendors in order to receive advantageous pricing. Expenses related to excess hops inventory and purchase commitment contracts amounted to $1.1 million for the six months ended June 26, 1999 as compared $2.2 million for the same period last year. See "Hops Purchase Commitments" below for further discussion.

The gross profit margin on non-core products is lower than for core brands. Therefore, a decline in the non-core product volume increased gross profit per equivalent barrel for the Company as a whole. The decline in volume relating to non-core products resulted in an increase in gross profit as a percentage of net sales of less than 1%.

Additional factors that affect gross profit include changes in the packaging and product mix. The Company packages its core brands in bottles and kegs. While gross profit as a percentage of net sales is higher for kegs than for bottles, the per equivalent barrel gross profit is higher for bottles than for kegs. Therefore, an increase in kegs as a percentage of volume while increasing the overall gross profit margin as a percentage of net sales, will deliver fewer gross profit dollars with which to run the business. Keg sales as a percentage of total equivalent barrels of core brands were 29.2% for the six months ended June 30, 1999 and 28.3% for the same period last year.

Gross profit is not significantly affected by changes in brewing locations. The Company attempts to minimize total costs, including freight (which, however, is included in advertising, promotional and selling expenses), by shifting production between plants. Effective March 31, 1999, the brewing contract between the Company and Pittsburgh Brewing Company expired.

The Company shifted production to other contract breweries and has not experienced a material impact on gross profit as a result of this shift in production. During 1999, production is expected to shift between plants as a result of the Stroh Transactions (see discussion below under "Stroh-Pabst-Miller Transactions"). The Company does not expect that the Stroh Transactions will have a material impact on gross profit.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $824,000 or 2.6% to $32.8 million for the six months ended June 26, 1999 as compared to $31.9 million for the six months ended June 27, 1998. As a percentage of net sales, advertising, promotional and selling expenses increased to 37.2% for the six months ended June 26, 1999 as compared to 33.9% for the same period last year, primarily due to higher point of sale expenditures. Increased point of sale expenses is largely due to the timing of the change in the Company's logo during 1998. The anticipation of the logo change resulted in a significant decline in purchases of promotional items during the six months ended June 28, 1998. The Company anticipates an increase in advertising expenditures during the second half of 1999.

General and administrative. General and administrative expenses decreased by $561,000 or 8.7% to $5.9 million for the six months ended June 26, 1999 as compared to the same period last year. The decrease is primarily due to declines in bad debt expense, legal expenses and depreciation expense.

Interest income. Interest income increased by 14.4% to $1.1 million primarily due to an increase in average cash and short-term investments to approximately $49.0 million during the six months ended June 26, 1999 as compared to $37.6 million during the six months ended June 27, 1998.

Interest expense. Interest expense declined by $179,000 to $148,000 for the six months ended June 26, 1999 as compared to $327,000 for the six months ended June 27, 1998. The decline in interest expense is due to the repayment on March 31, 1999 of the $10.0 million outstanding balance under the then existing lines of credit. At June 27, 1998, $10.0 million was outstanding under the then existing $30.0 million portion of the lines of credit. See footnote E to the Consolidated Financial Statements for further explanation.

Other income (expense), net. Other income (expense), net decreased by $1.7 million to income of $11,000 for the six months ended June 26, 1999 as compared to an expense of $1.7 million for same period last year. The significant expense recognized in the prior year was due to a $1.4 million loss realized on the disposition of a marketable equity security and $300,000 in losses incurred on the revaluation of foreign exchange forward contracts. There were no such activities during 1999.

Provision for income taxes. The Company's effective tax rate decreased to 41.8% for the six months ended June 26, 1999 from 49.1% for the six months ended June 27, 1998. The 1998 effective tax rate reflects a $1.4 million loss realized on the sale of a marketable equity security during the second quarter 1998; the Company does not expect to fully realize the tax benefit associated with this capital loss. There was no such activity during 1999. See footnote D to the Consolidated Financial Statements for further explanation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continued to be strong during the first half of 1999. Cash and short-term investments decreased to $45.8 million as of June 26, 1999 from $53.9 million as of December 26, 1998. This decrease was primarily due to the pay down of $10.0 million in bank debt on March 31, 1999, partially offset by cash provided by operating activities of $3.1 million and cash provided by investing activities of $2.3 million. Cash provided by operating activities decreased to $3.1 million for the six months ended June 26, 1999 as compared to $9.0 million for the six months ended June 27, 1998. This decline is primarily due to an increase in accounts receivable of $6.6 million for the six months ended June 26, 1999 as compared to $3.5 million for the same period last year coupled with a net decline in current liabilities. The increase in accounts receivable is due to the timing of sales; the accounts receivable turnover is consistent with the prior year.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase, subject to an aggregate expenditure limitation of $10.0 million. There were no stock repurchases under this program as of August 2, 1999.

With working capital of $64.0 million and $45.0 million in unused bank lines of credit as of June 26, 1999, resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

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

The Company currently believes that all of its internal systems are Y2K compliant as of June 26, 1999, with the exception of the depletions tracking system which is now expected to be compliant by the end of the third quarter of 1999. This belief is based on its own internal evaluations and testing and on assurances from its systems vendors. Current estimates are that the total cost to achieve internal year 2000 compliance, other than at the Cincinnati Brewery, is estimated not to exceed $90,000, exclusive of amounts to be expended on contingency plans. Approximately $12,000 of this amount has been spent through June 26, 1999. This $90,000 anticipated upgrade cost is in addition to other planned information technology ("IT") projects. While the intensive effort expected to achieve Y2K compliance has caused and may continue to cause delays in other IT projects, the Company does not expect that any of these delays will have a significant effect on the Company's business or that any of the Company's other IT projects will be canceled or postponed to pay for the Y2K upgrades. Preliminary estimates of the cost to bring all systems into Y2K compliance at the Cincinnati Brewery do not exceed $25,000. None of this amount has been spent through June 26, 1999. The Company continues to evaluate and test all Cincinnati Brewery equipment. Process controls at the Cincinnati Brewery are integral to the brewery's operations. A failure of any of these controls could adversely affect the Company's ability to continue brewing operations; however, because many of the brewing processes can be controlled manually, the actual risk that the Company will be unable to brew is low.

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

Stroh-Pabst-Miller Transactions

Effective April 30, 1999, Stroh sold a majority of its beer brands and the Allentown Brewery to Pabst and certain brands to Miller. The Company brews approximately 40% of its production at the Allentown Brewery and the Portland Brewery. Pabst has agreed to assume Stroh's obligations under the existing brewing contract between the Company and Stroh; Miller has agreed to guarantee Pabst's performance. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh Transactions. Stroh has announced its intent to close the Portland Brewery during the third quarter 1999. The Company's volume brewed at the Portland Brewery will be transferred to a Pabst-owned brewery in Tumwater, Washington (the "Tumwater Brewery") during the third quarter 1999. Miller has announced that it intends to buy the Tumwater Brewery from Pabst and has confirmed that it will assume Pabst's obligations to brew the Company's products at the Tumwater Brewery. The Company does not anticipate any significant problems during the transition period or thereafter, as a result of these transactions. The Company expects to incur higher freight costs and increased capital expenditures as a result of the move, but does not believe that the effect on its results of operations, statement of financial position or statement of cash flows during 1999 will be material.

Hops Purchase Commitments

The Company enters into purchase commitments for hops based on forecasted future requirements, among other factors. As a result of recent declines in sales growth, existing hops inventory and purchase commitments may exceed projected future needs. The Company evaluates its hop inventory levels and existing purchase commitments on a quarterly basis in order to assess the reserve required for excess amounts. In efforts to manage hop inventory levels, the Company continues to cancel certain hops purchase commitments. The provision for excess hops inventory and purchase commitments is adjusted accordingly. During the six months ended June 26, 1999, the Company recorded a $1.1 million charge associated with the provision for excess inventory on-hand and purchase commitment contracts as compared to $2.2 million for the same period last year.

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

               Not Applicable

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on June 1, 1999. The following items were voted upon at that time.

               "RESOLVED: That Pearson C. Cummin, III, Robert N. Hiatt and James
               C. Kautz be, and they hereby are, elected Class A Directors of the Corporation, to serve for a term of one year, ending on the date of the 2000 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

               The results of the vote were, as follows:

               Election of Class A Directors:

                                                   For           Withheld
               -----------------------------------------------------------------
                Pearson C. Cummin, III             14,149,502           107,561
                Robert N. Hiatt                    14,149,765           107,298
                James C. Kautz                     14,145,486           111,577
               -----------------------------------------------------------------

               Mr. C. James Koch, as the sole holder of the Corporation's Class B Common Stock, voted on the election of six (6) Class B
               Directors: C. James Koch, Alfred W. Rossow, Jr., Rhonda L. Kallman, Martin Roper, Charles Joseph Koch and John B. Wing.

               "RESOLVED: That C. James Koch, Alfred W. Rossow, Jr., Rhonda L. Kallman, Martin Roper, Charles Joseph Koch and John B. Wing be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2000 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

               The results of the vote were, as follows:

               Election of Class B Directors:

                                                   For           Withheld
               -----------------------------------------------------------------
                C. James Koch                      4,107,355                  0
                Alfred W. Rossow, Jr.              4,107,355                  0
                Rhonda L. Kallman                  4,107,355                  0
                Martin Roper                       4,107,355                  0
                Charles Joseph Koch                4,107,355                  0
                John B. Wing                       4,107,355                  0
               -----------------------------------------------------------------

     Item 5.   OTHER INFORMATION

               Not Applicable

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

                                 Exhibit Index

          Exhibit No.                 Title
          -----------                 -----

          3.1 Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q filed on August 10, 1998) .

          3.2 Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company's Form 10-Q filed on August 10, 1998)

          4.1 Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164).

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

          10.4 The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-
                    1798).

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

                           Exhibit Index (continued)

          Exhibit No.                 Title
          -----------                 -----

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

          10.13 Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit
                    10.12 to the Company's Registration Statement No. 33-
                    96162).

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

          10.24 Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company's Form 10-Q, filed on May 12, 1997) .

          +10.25 Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company's Form 10-Q, filed on August 11, 1997) .

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

                           Exhibit Index (continued)

          Exhibit No.                 Title
          -----------                 -----

          10.35 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999) .

          +10.36 Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999) .

          *11.1 The information required by exhibit 11 has been included in Note G of the notes to the consolidated financial statements.

          21.1 List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997) .

          *27.1     Financial Data Schedule (electronic filing only).

          *  Filed with this report.

          + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

     (b)       Reports on Form 8-K.

          The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 26, 1999 .

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE BOSTON BEER COMPANY, INC.
                                  (Registrant)

     Date: August 10, 1999            By: /s/ C. James Koch
                                          -------------------------------------
                                          C. James Koch
                                          President and Chief Executive Officer,
                                          (principal executive officer)





     Date: August 10, 1999            By: /s/ Alfred W. Rossow, Jr.
                                          -------------------------------------
                                          Alfred W. Rossow, Jr.
                                          Chief Financial Officer (principal
                                          financial officer)




     Date: August 10, 1999            By: /s/ Richard P. Lindsay
                                          -------------------------------------
                                          Richard P. Lindsay
                                          Vice President - Finance (principal
                                          accounting officer)