Form 10-Q
period 1999-09-25
BOSTON BEER CO INC
filed 1999-11-08
CIK 949870

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended

                              SEPTEMBER 25, 1999

OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                             Yes  X     No
                                 ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1999:

    CLASS A COMMON STOCK, $.01 PAR VALUE                           16,425,295
    CLASS B COMMON STOCK, $.01 PAR VALUE                            4,107,355
    (Title of each class)                                  (Number of shares)

                         THE BOSTON BEER COMPANY, INC.
                                   FORM 10-Q

                               QUARTERLY REPORT
                              SEPTEMBER 25, 1999

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                  September 25, 1999 and December 26, 1998                  3

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 25, 1999 and
                  September 26, 1998                                        4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 25, 1999 and
                  September 26, 1998                                        5

                  Notes to Consolidated Financial Statements                6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        14

         Item 2.  Changes in Securities                                    14

         Item 3.  Defaults Upon Senior Securities                          14

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                         14

         Item 5.  Other Information                                        14

         Item 6.  Exhibits and Reports on Form 8-K                         14-17

SIGNATURES                                                                 18

                         THE BOSTON BEER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                    September 25,       December 26,
                                                                        1999                1998
                                                                    -------------       -------------
ASSETS
     Current Assets:
          Cash and cash equivalents                                      $  7,810            $  8,650
          Short-term investments                                           44,147              45,256
          Accounts receivable, net of the allowance for
            doubtful accounts of $1,313 and $1,309, respectively           14,291              12,062
          Inventories                                                      19,152              15,835
          Prepaid expenses                                                    515               1,125
          Deferred income taxes                                             4,511               4,511
          Other current assets                                              1,170               2,037
                                                                    -------------       -------------
              Total current assets                                         91,596              89,476

          Equipment and leasehold improvements, net of
            accumulated depreciation of $19,631 and $15,460,
            respectively                                                   25,701              28,165
          Other assets                                                      4,494               5,048
                                                                    -------------       -------------
              Total assets                                               $121,791            $122,689
                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable                                               $  7,940            $ 13,194
          Accrued expenses                                                 15,990              12,908
          Current maturities of long-term debt                                  -              10,000
                                                                    -------------       -------------
          Total current liabilities                                        23,930              36,102

     Long-term deferred taxes                                               1,116               1,116

     Other long-term liabilities                                            4,936               3,443

     Stockholders' Equity:
          Class A Common Stock, $.01 par value;
            22,700,000 shares authorized; 16,425,967 and
            16,394,245 issued and outstanding as of September
            25, 1999 and December 26, 1998, respectively                      164                 164
          Class B Common Stock, $.01 par value;
            4,200,000 shares authorized; 4,107,355 issued and
            outstanding                                                        41                  41
          Additional paid-in-capital                                       56,683              56,548
          Unearned compensation                                              (187)               (219)
          Unrealized loss on short-term investments                             -                  (1)
          Retained earnings                                                35,108              25,495
              Total stockholders' equity                                   91,809              82,028
                                                                    -------------       -------------
               Total liabilities and stockholders' equity                $121,791            $122,689
                                                                    =============       =============

   The accompanying notes are an integral part of the consolidated financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three months ended                    Nine months ended
                                                   -------------------------------------------------------------------------
                                                    September 25,       September 26,     September 25,     September 26,
                                                        1999                 1998              1999              1998
                                                   ---------------      -------------     -------------     ----------------
Sales                                                    $49,336            $52,205          $147,443           $157,674
Less excise taxes                                          5,188              5,341            15,257             16,523
                                                   ---------------      -------------     -------------     ----------------
          Net sales                                       44,148             46,864           132,186            141,151
Cost of sales                                             18,759             22,686            57,344             68,853
                                                   ---------------      -------------     -------------     ----------------
          Gross profit                                    25,389             24,178            74,842             72,298

Operating expenses:
Advertising, promotional and selling expenses             18,339             17,382            51,097             49,316
General and administrative expenses                        2,819              2,842             8,695              9,280
                                                   ---------------      -------------     -------------     ----------------
          Total operating expenses                        21,158             20,224            59,792             58,596
                                                   ---------------      -------------     -------------     ----------------
Operating income                                           4,231              3,954            15,050             13,702
                                                   ---------------      -------------     -------------     ----------------
Other income (expense):
Interest income                                              575                599             1,663              1,550
Interest expense                                               -               (159)             (148)              (486)
Other income (expense), net                                  (34)               (14)              (23)            (1,732)
                                                   ---------------      -------------     -------------     ----------------
          Total other income (expense), net                  541                426             1,492               (668)
                                                   ---------------      -------------     -------------     ----------------
Income before provision for income taxes                   4,772              4,380            16,542             13,034
Provision for income taxes                                 2,004              1,743             6,929              5,989
                                                   ---------------      -------------     -------------     ----------------
Net income                                               $ 2,768            $ 2,637          $  9,613           $  7,045
                                                   ===============      =============     =============     ================

Earnings per share - basic                                $0.13               $0.13             $0.47              $0.34
                                                   ===============      =============     =============     ================
Earnings per share - diluted                              $0.13               $0.13             $0.47              $0.34
                                                   ===============      =============     =============     ================

Weighted average shares - basic                           20,531            20,495            20,523              20,481
                                                   ===============      =============     =============     ================
Weighted average shares - diluted                         20,579            20,573            20,571              20,579
                                                   ===============      =============     =============     ================

   The accompanying notes are an integral part of the consolidated financial statements

                         THE BOSTON BEER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   Nine months ended
                                                                      ----------------------------------------------
                                                                          September 25,             September 26,
                                                                             1999                       1998
                                                                      -------------------       --------------------
Cash flows from operating activities:
Net income                                                                   $  9,613                   $  7,045
Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                          4,314                      3,920
         Gain on disposal of fixed assets                                         (12)                         -
         Loss on write-down of marketable equity security                           -                      1,435
         Bad debt expense                                                           -                        325
         Stock option compensation expense                                         83                        152
    Changes in assets and liabilities:
         Accounts receivable                                                   (2,300)                      (721)
         Inventory                                                             (3,317)                    (4,589)
         Prepaid expenses                                                         610                      2,593
         Other current assets                                                     891                        209
         Other assets                                                              59                        253
         Accounts payable                                                      (5,254)                     1,113
         Accrued expenses                                                       3,082                      3,518
         Other long-term liabilities                                            1,892                      2,250
                                                                      ---------------       --------------------
Net cash provided by operating activities                                       9,661                     17,503
                                                                      ---------------       --------------------
Cash flows from investing activities:
         Purchases of fixed assets                                             (1,769)                    (4,770)
         Purchases of short-term investments                                  (42,306)                   (10,134)
         Proceeds from the maturities of short-term investments                43,415                      6,000
         Proceeds from the sale of a marketable equity security                     -                      2,851
         Proceeds from the sale of fixed assets                                   100                          -
                                                                      ---------------       --------------------
Net cash used in investing activities                                            (560)                    (6,053)
                                                                      ---------------       --------------------
Cash flows from financing activities:
         Proceeds from exercise of management incentive options                     -                         37
         Proceeds from sale of common stock under stock purchase plan,
            net of repurchases                                                     59                         72
         Repayment of debt                                                    (10,000)                         -
                                                                      ---------------       --------------------
Net cash (used in) / provided by financing activities                          (9,941)                       109
                                                                      ---------------       --------------------
Net (decrease) / increase in cash and cash equivalents                           (840)                    11,559

Cash and cash equivalents at beginning of period                                8,650                         13
                                                                      ---------------       --------------------
Cash and cash equivalents at end of period                                   $  7,810                   $ 11,572
                                                                      ===============       ====================
Supplemental disclosure of cash flow information:

Interest paid                                                                $    276                   $    513
                                                                      ===============       ====================
Income taxes paid                                                            $  2,135                   $  3,629
                                                                      ===============       ====================

   The accompanying notes are an integral part of the consolidated financial statements

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer, ale and cider products throughout the United States and select international markets. The accompanying consolidated financial position as of September 25, 1999 and the results of its consolidated operations and consolidated cash flows for the three and nine months ended September 25, 1999 and September 26, 1998 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

MANAGEMENT'S OPINION

In the opinion of the Company's management, the Company's unaudited consolidated financial position as of September 25, 1999 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 25, 1999 and September 26, 1998, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.  SHORT-TERM INVESTMENTS

At September 25, 1999, short-term investments consisted of investments in high-quality money market instruments, United States agency securities, United States Treasury bills and high-grade commercial paper. The cost of short-term investments of $44.1 million as of September 25, 1999 and $45.3 million as of December 26, 1998, approximates fair market value.

C.  INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                           September 25,        December 26,
                                                1999                1998
                                           -------------        ------------
Raw materials, principally hops               $16,684              $14,464
Work in process                                   677                  778
Finished goods                                  1,791                  593
                                           -------------        ------------
                                              $19,152              $15,835
                                           =============        ============

D.  INCOME TAXES

The Company's effective tax rate increased to 42.0% for the three months ended September 25, 1999 from 39.8% for the three months ended September 26, 1998. For the nine months ended September 25, 1999, the Company's effective tax rate was 41.9%, as compared to 45.9% for the nine months ended September 26, 1998. The 1998 effective tax rates reflect the write-down and subsequent disposition of a marketable equity security held for sale. The write-down was recorded in the first quarter and partially recovered in the second quarter of 1998, when the security was sold at a higher than expected price. The disposition of the security resulted in the realization of a capital loss, from which the Company does not expect to fully realize the tax benefit. There was no such activity during 1999.

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.  CREDIT FACILITY

As of March 31, 1999, the Company amended its credit facility and repaid the entire $10.0 million in borrowings outstanding on its then existing facility.
As now in effect, the facility provides a $15.0 million revolving line of credit (which expires on March 31, 2004) and an additional $30.0 million facility, borrowings under which convert to a term loan on March 31, 2002. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all such covenants as of September 25, 1999.

F.  LEASE COMMITMENTS

During the second quarter, The Company opted not to exercise its right to terminate the lease for its Boston-based brewery. As a result, the lease was automatically extended for a period of ten years, commencing January 1, 2000 and ending on December 31, 2009. Minimum lease payments over the ten year term total $1.1 million.

G.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128.

                                                     For the three months ended                   For the nine months ended
                                               (in thousands, except per share data)        (in thousands, except per share data)
                                                September 25,         September 26,          September  25,        September 26,
                                                    1999                 1998                     1999                1998
                                              -----------------   ----------------------  ------------------  ----------------------


Net income                                           $ 2,768              $ 2,637                $ 9,613              $ 7,045

Shares used in earnings per common share - basic      20,531               20,495                 20,523               20,481
Dilutive effect of common equivalent shares               48                   78                     48                   98
                                              -----------------   ----------------------  ------------------  ----------------------
Shares used in earnings per common share -            20,579               20,573                 20,571               20,579
 diluted
                                              =================   ======================  ==================  ======================
Earnings per common share - basic                    $  0.13              $  0.13                $  0.47              $  0.34
                                              =================   ======================  ==================  ======================
Earnings per common share - diluted                  $  0.13              $  0.13                $  0.47              $  0.34
                                              =================   ======================  ==================  ======================

H.    COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

                                                               For the three months ended
                                                                     (in thousands)
                                                     -------------------------------------------------
                                                        September 25,             September 26,
                                                            1999                      1998
                                                     -------------------------------------------------
Net income                                                          $2,768                     $2,637
                                                                    ------                     ------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                               -                          8
  Unrealized loss on security:
    Unrealized holding  loss arising during                -                             -
      period
    Plus: reclassification adjustments for
      capital
        gains included in net income                       -             -               -          -
                                                      -------       ------          -------    ------
    Other comprehensive income                                           -                          8
                                                                    ------                     ------
    Comprehensive income                                            $2,768                     $2,645
                                                                    ======                     ======

                         THE BOSTON BEER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.  COMPREHENSIVE INCOME (CONTINUED)

                                                       For the nine months ended
                                                       (in thousands)
                                                 ------------------------------------------------------------------
                                                    September 25,                             September 26,
                                                        1999                                       1998
                                                 ------------------------------------------------------------------

Net income                                                               $9,613                             $7,045
                                                                   -------------                      -------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                    -                                290
  Unrealized loss on security:
     Unrealized holding loss arising during               -                                    788
      period
     Plus: reclassification adjustments for
      capital
        losses included in net income                     1                   1              1,435           2,223
                                                 -------------------------------    -------------------------------
  Other comprehensive income                                                  1                              2,513
                                                                   -------------                      -------------
  Comprehensive income                                                   $9,614                             $9,558
                                                                   =============                      =============

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

                                                      For the three months ended                 For the nine months ended
                                                            (in thousands)                            (in thousands)
                                              ------------------------------------------------------------------------------------
                                              September 25, 1999    September 26, 1998    September 25, 1999    September 26, 1998
                                              ----------------------------------------   -----------------------------------------
Beginning Balance                                       $ -                $ (8)               $(1)                $(2,513)
Unrealized gain on forward exchange contract              -                   8                  -                     290
Unrealized gain on marketable equity security             -                                      -                     788
Realized loss (gain) on marketable equity
 security                                                 -                                      1                   1,435
                                              ---------------------------------------    -----------------------------------------
Ending balance                                          $ -                $  -                $ -                 $     -
                                              =======================================    =========================================

I. TRANSACTION BETWEEN STROH BREWERY COMPANY, PABST BREWING COMPANY AND MILLER BREWING COMPANY

Effective April 30, 1999, the Stroh Brewery Company ("Stroh") sold a majority of its beer brands and its Allentown, Pennsylvania, brewery (the "Allentown Brewery") to Pabst Brewing Company ("Pabst") and certain brands to Miller Brewing Company ("Miller") (collectively, the "Stroh Transactions"). Pabst has agreed to assume Stroh's obligations under the existing brewing contract between the Company and Stroh; Miller has agreed to guarantee Pabst's performance. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh Transactions. As anticipated, Stroh closed its Portland, Oregon brewery during the third quarter 1999. The Company's volume which was historically brewed at the Portland Brewery was transferred to a brewery in Tumwater, Washington (the "Tumwater Brewery"). Miller purchased the Tumwater Brewery from Pabst during the third quarter and has confirmed that it will assume Pabst's obligations to brew the Company's products at the Tumwater Brewery. The Company experienced shipping delays during the transition which resulted in approximately 7,000 barrels that were not shipped until the fourth quarter and accordingly will be reflected in the Company's results of operations for the quarter ending December 25, 1999. In addition, the Company expects to incur higher freight costs and increased capital expenditures as a result of the move, but does not believe that the effect on its results of operations, statement of financial position or statement of cash flows for the year ending December 25, 1999 will be material.

J.  SUBSEQUENT EVENTS

Effective October 15, 1998, the Board authorized management to implement a stock repurchase, subject to an aggregate expenditure limitation of $10.0 million. On November 5, 1999 the Company repurchased 51,500 shares under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 25, 1999 as compared to the three and nine-month period ended September 26, 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 26, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1998

For purposes of this discussion, Boston Beer's "core brands" include all products sold under Samuel Adams(R), Oregon Original(TM) or HardCore(R) trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products".

NET SALES. Net sales decreased by $2.7 million or 5.8% to $44.1 million for the three months ended September 25, 1999 as compared to the three months ended September 26, 1998. The decline is primarily due to a decrease in volume.

Volume. Volume decreased by 13,000 barrels or 4.2% to 297,000 barrels in the three months ended September 25, 1999 from 310,000 barrels in the three months ended September 26, 1998. This decrease was primarily due to a decline in sales of certain year-round beer styles and a decline in the production of non-core products.

Total volume for Boston Beer's core brands decreased by 9,000 barrels or 3.1% to 283,000 barrels for the three months ended September 25, 1999 as compared to 292,000 barrels for the three months ended September 26, 1998. Nearly 7,000 barrels of this shortfall is attributed to brewery transition related issues related to the sale of the Stroh brewery in Portland, and trucking delays in Rochester due to equipment availability.

Volume relating to non-core products declined approximately 23%, representing approximately 30% of the total decline. Volume relating to non-core products was 14,000 barrels for the three months ended September 25, 1999 as compared to 18,000 barrels for the three months ended September 25, 1998. Management anticipates a continued decline in volume relating to non-core products.

Net Selling Price. The net selling price per barrel decreased by $2.48 or 1.6% to $148.88 per barrel for the three months ended September 25, 1999. Despite moderate unit price increases in certain markets, changes in the packaging mix of core brands and increased allowances for aged products have resulted in a decline of net selling price per barrel.

The Company packages its core brands in bottles and kegs. Keg sales as a percentage of total equivalent barrels of core brands were 29.7% for the three months ended September 25, 1999 as compared to 28.5% for same period last year. As the selling price per barrel is lower for kegs than bottles, this shift effectively decreased revenue per barrel.

GROSS PROFIT. Gross profit increased to 57.5% as a percentage of net sales or $85.62 per barrel for the three months ended September 25, 1999, as compared to 51.6% as a percentage of net sales or $78.09 per barrel for the three months ended September 26, 1998. The increase in gross profit is due primarily to a decline in cost of sales. Cost of sales decreased by $10.01 per barrel to 42.5% as a percentage of net sales or $63.26 per barrel for the three months ended September 25, 1999, as compared to 48.4% as a percentage of net sales or $73.27 per barrel for the three months ended September 26, 1998. This is primarily due to lower costs of certain raw materials, improvements in the production efficiency and utilization of the Cincinnati Brewery, a change in the packaging mix as described above and a decline in barrels shipped related to non-core products. Raw material costs were lower due to new contracts with certain vendors, and continued favorable prices on cyclical items such as corrugated material and malt.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional and selling expenses increased by $1.0 million or 5.5% to $18.3 million for the three months ended September 25, 1999 as compared to $17.4 million for the three months ended September 26, 1998. As a percentage of net sales, advertising, promotional and selling expenses increased to 41.5% for the three months ended September 25, 1999 as compared to 37.1% for the same period last year. This is primarily due to a significant increase in outdoor advertising expenditures and increases in radio advertising and market research. Increases in advertising expenditures were partially offset by a decline in point of sale expenditures. The Company experienced a sharp increase in point of sale expenditures during the second half of 1998 due to the introduction of the Company's new logo in the prior year.

INTEREST EXPENSE. The Company incurred no interest expense for the three months ended September 25, 1999 as compared to $159,000 for the three months ended September 26, 1998, as a result of the repayment on March 31, 1999 of the $10.0 million outstanding balance under the then existing lines of credit. At September 26, 1998, $10.0 million was outstanding on the then-existing $30.0 million line of credit. See footnote E to the Consolidated Financial Statements for further explanation.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 42.0% for the three months ended September 25, 1999 from 39.8% for the three months ended September 26, 1998. The 1998 effective tax rates reflect the write-down and subsequent disposition of a marketable equity security held for sale. The disposition of the security resulted in the realization of a capital loss, from which the Company does not expect to fully realize the tax benefit. There was no such activity during 1999. See footnote D to the Consolidated Financial Statements for further explanation.

NINE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1998

NET SALES. Net sales decreased by $9.0 million or 6.4% to $132.2 million for the nine months ended September 25, 1999 as compared to the nine months ended September 26, 1998. The decline is primarily due to a decrease in volume.

Volume. Volume decreased by 68,000 barrels or 7.2% to 875,000 barrels in the nine months ended September 25, 1999 from 943,000 barrels in the nine months ended September 26, 1998. This decrease was primarily due to a decline in sales of year-round beer styles (partially offset by an increase in seasonal beer styles) and a decline in the sale of non-core products.

Total volume for Boston Beer's core brands decreased by 5.0% to 838,000 barrels for the nine months ended September 25, 1999 as compared to 882,000 barrels for the nine months ended September 26, 1998. The decline in volume is a function of both increased competition from "better beers" and a more mature market that is less inclined to sample new styles. The Company continuously evaluates the performance of its various beer and cider brands in order to rationalize its product line, as a whole. As a result of this evaluation process, the Company discontinued certain year-round beer styles during the previous twelve months, thereby contributing to the decline in volume.

Volume relating to non-core products was 38,000 barrels for the nine months ended September 25, 1999 as compared to 61,000 barrels for the nine months ended September 26, 1998, representing approximately 35% of the total decline in volume.

Net Selling Price. The net selling price per barrel increased by $1.36 or less than 1% to $150.99 per barrel for the nine months ended September 25, 1999. This is due to a decline in sales of non-core products which have a lower selling price than core brands and normal price increases. These increases were partially offset by changes in the packaging mix of core brands.

GROSS PROFIT. Gross profit increased to 56.6% as a percentage of net sales or $85.49 per barrel for the nine months ended September 25, 1999, as compared to 51.2% as a percentage of net sales or $76.64 per barrel for the nine months ended September 26, 1998. The increase in gross profit is primarily due to a decline in cost of sales. Cost of sales decreased by $7.49 per barrel to 43.4% as a percentage of net sales or $65.50 per barrel for the nine months ended September 25, 1999, as compared to 48.8% as a percentage of net sales or $72.99 per barrel for the nine months ended September 26, 1998. This is primarily due to lower costs of certain raw materials, improvements in the production efficiency and utilization of the Cincinnati Brewery and a decline in barrels shipped of non-core products.

Raw material costs were lower due to new contracts with certain vendors, and continued favorable prices on cyclical items such as corrugated materials and malt. Expenses related to excess hops inventory and purchase commitment contracts amounted to $1.2 million for the nine months ended September 25, 1999 as compared $2.2 million for the same period last year. See "Hops Purchase Commitments" below for further discussion.

The gross profit margin on non-core products is lower than for core brands. Therefore, a decline in the non-core product volume increased gross profit per equivalent barrel for the Company as a whole. The decline in volume relating to non-core products resulted in an increase in gross profit as a percentage of net sales of less than 1%.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional and selling expenses increased by $1.8 million to $51.1 million for the nine months ended September 25, 1999 as compared to $49.3 million for the nine months ended September 26, 1998. As a percentage of net sales, advertising, promotional and selling expenses increased to 38.7% for the nine months ended September 25, 1999 as compared to 34.9% for the same period last year, primarily due to higher advertising and point of sale expenditures, which were partially offset by lower expenditures in packaging redesign. The Company invested an increased amount in outdoor advertising expenditures and market research and shifted spending towards radio from television during the nine months ending September 25, 1999. Increased point of sale expenses is largely due to the timing of the change in the Company's logo during 1998. The anticipation of the logo change resulted in a significant decline in purchases of promotional items during the first half of 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $585,000 or 6.3% to $8.7 million for the nine months ended September 25, 1999 as compared to the same period last year. The decrease is primarily due to declines in bad debt expense and legal expenses.

INTEREST EXPENSE. Interest expense declined by $338,000 to $148,000 for the nine months ended September 25, 1999 as compared to $486,000 for the nine months ended September 26, 1998. The decline in interest expense is due to the repayment of the $10.0 million outstanding balance under the then existing lines of credit on March 31, 1999. At September 26, 1998, $10.0 million was outstanding under the then existing $30.0 million portion of the lines of credit. See footnote E to the Consolidated Financial Statements for further explanation.

OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased by $1.7 million to expense of $23,000 for the nine months ended September 25, 1999 as compared to an expense of $1.7 million for same period last year. The significant expense recognized in the prior year was due to a $1.4 million loss realized on the disposition of a marketable equity security and $300,000 in losses incurred on the revaluation of foreign exchange forward contracts. There were no such activities during 1999.

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to 41.9% for the nine months ended September 25, 1999 from 45.9% for the nine months ended September 26, 1998. The 1998 effective tax rate reflects a $1.4 million loss realized on the sale of a marketable equity security during the second quarter 1998; the Company does not expect to fully realize the tax benefit associated with this capital loss. There was no such activity during 1999. See footnote D to the Consolidated Financial Statements for further explanation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continued to be strong during the first nine months of 1999. Cash and short-term investments decreased to $52.0 million as of September 25, 1999 from $53.9 million as of December 26, 1998. This decrease was primarily due to the pay down of $10.0 million in bank debt on March 31, 1999, and offset by cash provided by operating activities of $9.7 million. Cash provided by operating activities decreased to $9.7 million for the nine months ended September 25, 1999 as compared to $17.5 million for the nine months ended September 26, 1998. This decline is primarily due to a decrease in accounts payable of $5.2 million for the nine months ended September 25, 1999 as compared to an increase of $1.1 million for the same period last year coupled with an increase in accounts receivable. The increase in accounts receivable is due to the timing of sales; the accounts receivable turnover is consistent with the prior year.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase, subject to an aggregate expenditure limitation of $10.0 million. There were no stock repurchases under this program as of September 25, 1999. On November 5, 1999 the Company repurchased 51,500 shares under this program.

With working capital of $67.7 million and $45.0 million in unused bank lines of credit as of September 25, 1999, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

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

The Company currently believes that all of its internal systems are Y2K compliant as of November 8, 1999. This belief is based on its own internal evaluations and testing and on assurances from its systems vendors. Current estimates are that the total cost to achieve full internal year 2000 compliance is estimated not to exceed $50,000, exclusive of amounts to be expended on contingency plans. Approximately $12,000 of this amount has been spent through September 25, 1999. This $50,000 anticipated upgrade cost is in addition to other planned information technology ("IT") projects. While the intensive effort expected to achieve Y2K compliance has caused and may continue to cause delays in other IT projects, the Company does not expect that any of these delays will have a significant effect on the Company's business or that any of the Company's other IT projects will be canceled or postponed to pay for the Y2K
upgrades.   The Company continues to evaluate and test all Cincinnati Brewery equipment. Process controls at the Cincinnati Brewery are integral to the brewery's operations. A failure of any of these controls could adversely affect the Company's ability to continue brewing operations; however, because many of the brewing processes can be controlled manually, the actual risk that the Company will be unable to brew is low.

The Company relies extensively on its suppliers and contract breweries. Because their systems are not directly under the Company's control, the Company is at risk that all required external Y2K compliance efforts will not be completed on time and significant business disruptions will result. The Company has formed a committee to assure that all vendor and other relationship Y2K issues are analyzed and addressed. Under the direction of this committee, the Company compiled a list of all of its vendors and, as to each vendor, assessed the impact that a Y2K failure would likely have on the Company's business and operations. The Company then sent a Y2K questionnaire to each vendor believed to present a possible critical risk, in order to ascertain the Y2K compliance status of each. The Company is currently in the process of compiling and analyzing the information submitted by these vendors. To date, questionnaires have been sent to 37 critical vendors, all of whom have responded and all have asserted that they are addressing the Y2K problem or are already in compliance. The Company intends to continue to identify potential critical vendors and to monitor the progress toward compliance of those not yet compliant. The Company has also issued questionnaires to non-critical vendors and is conducting the same analysis with them.

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

In the unlikely event that the Company is unable to produce or ship any product (the "Worst Case Scenario"), the Company estimates its financial exposure to be in the range of $3.5 million per week of lost net revenue, over the short term. Using forward planning ratios, this lost revenue translates into lost variable gross profit, in the absence of mitigating cost cutting, of $1.8 million per
week.   A production disruption for an extended period is likely to affect the availability of the Company's products to consumers, leading to a decline in brand equity, the financial consequences of which are not susceptible to estimation. The Company does not expect to encounter the Worst Case Scenario. The financial consequences of a less significant disruption are difficult to predict, as they will depend on the exact circumstances and duration of the disruption.

It is possible that the conclusions reached by the Company from its analysis to date will change, and as such the cost estimates and target completion dates outlined above may change. The Company will continue to explore contingency plans, so as to be in a position to mitigate the consequences of any disruption resulting from the Y2K issue.

BREWERY-RELATED TRANSACTIONS

Effective April 30, 1999, Stroh sold a majority of its beer brands and its Allentown, Pennsylvania, brewery (the "Allentown Brewery") to Pabst and certain
brands to Miller (collectively, the "Stroh Transactions").   Pabst has agreed to
assume Stroh's obligations under the existing brewing contract between the Company and Stroh; Miller has agreed to guarantee Pabst's performance. The Company's volume brewed at the Allentown Brewery is anticipated to remain substantially unchanged as a result of the Stroh Transactions. As anticipated, Stroh closed its Portland, Oregon brewery during the third quarter 1999. The Company's volume which was historically brewed at the Portland Brewery was transferred to a brewery in Tumwater,

Washington (the "Tumwater Brewery"). Miller purchased the Tumwater Brewery from Pabst during the third quarter and has confirmed that it will assume Pabst's obligations to brew the Company's products at the Tumwater Brewery. The Company experienced shipping delays during the transition which resulted in approximately 7,000 barrels that were not shipped until the fourth quarter and accordingly will be reflected in the Company's results of operations for the quarter ending December 25, 1999.

Among other factors, the Company attempts to minimize freight expenditures when determining optimal production levels at each brewery. The Company expects to incur higher freight costs and increased capital expenditures as a result of the move to the Tumwater Brewery, but does not believe that the effect on its results of operations, statement of financial position or statement of cash flows for fiscal years 1999 or 2000 will be material.

Effective March 31, 1999, the brewing contract between the Company and Pittsburgh Brewing Company expired and as such, the Company shifted production to other plants. The Company does not expect that the resulting shift in production will have a material impact on its results of operations, statement of financial position or cash flows during the short-term or the long-term.

HOPS PURCHASE COMMITMENTS

The Company enters into purchase commitments for hops based on forecasted future requirements, among other factors. As a result of recent declines in sales growth, existing hops inventory and purchase commitments may exceed projected future needs. The Company evaluates its hop inventory levels and existing purchase commitments on a quarterly basis in order to assess the reserve required for excess amounts. In efforts to manage hop inventory levels, the Company continues to cancel certain hops purchase commitments. The provision for excess hops inventory and purchase commitments is adjusted accordingly. During the nine months ended September 25, 1999, the Company recorded a $1.2 million charge associated with the provision for excess inventory on-hand and purchase commitment contracts as compared to $2.2 million for the same period last year.

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

                           EXHIBIT INDEX (CONTINUED)

       EXHIBIT NO.                          TITLE
       -----------                          -----

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

                           EXHIBIT INDEX (CONTINUED)

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

          +10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed March 27, 1998)..

          +10.30 Glass Supply Agreement between The Boston Beer Company and
                 Owens' Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

                           EXHIBIT INDEX (CONTINUED)

       EXHIBIT NO.                          TITLE
       ----------                           -----

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

           10.35 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999).

          +10.36 Agreement between Boston Beer Company Limited Partnership and
                 Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999).

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

   (b)     REPORTS ON FORM 8-K.

           The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 25, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                         THE BOSTON BEER COMPANY, INC.
                                  (Registrant)



Date:  November 8, 1999              By:  /s/ James Koch
                                        --------------------------------------
                                        C. James Koch
                                        President and Chief Executive Officer,
                                        (principal executive officer)




Date:  November 8, 1999              By:  /s/ Richard P. Lindsay
                                        --------------------------------------
                                        Richard P. Lindsay
                                        Chief Financial Officer (principal
                                        financial and accounting officer)