Form 10-K
period 1999-12-25
BOSTON BEER CO INC
filed 2000-03-24
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 25, 1999
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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
02116
(Zip Code)

(617) 368-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $105,195,151 (based on the average price of the Company's Class A Common Stock on the New York Stock Exchange on March 14, 2000). All of the Registrant's Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 14, 2000 there were 14,509,676 shares outstanding of the Company's Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company's Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting to be held on May 30, 2000 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC.
FORM 10-K FOR THE PERIOD ENDED DECEMBER 25, 1999

PART 1

Item 1. Business

General

The Boston Beer Company, Inc. ("Boston Beer" or the "Company") is the largest craft brewer and the sixth largest brewer overall in the United States. In fiscal 1999, Boston Beer sold 1,124,000 barrels of its proprietary products and brewed 50,000 barrels under contract for third parties.

The Company produced a total of eighteen beers under the Boston Beer Company name, four beers under the Oregon Beer and Brewing Company name and two cider products during 1999. Boston Beer produces beer and cider at Company-owned breweries and under contract. The Company-owned breweries are located in Cincinnati, Ohio (the "Cincinnati Brewery ") and Boston, Massachusetts (the "Boston Brewery"). The contract breweries are located in Lehigh Valley, Pennsylvania (the "Lehigh Brewery"), Tumwater, Washington (the "Tumwater Brewery "), Rochester, New York (the "Rochester Brewery"), and Lake Oswego, Oregon (the "Saxer Brewery"). In March 1999, a contract with a brewery in Pittsburgh, PA (the "Pittsburgh Brewery") expired.

The Company's principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.

Industry Background

The Company's products are primarily positioned in the "Better Beer" category of the beer industry, which includes craft beers and most imports sold at premium prices (excluding imported beers sold at lower, domestic prices). Better Beers are full-flavored with higher quality hops, malted barley, yeast and water, but without adjuncts such as rice, corn or stabilizers, and without water dilution used in mass-produced beer. In addition, the Company produces products that are positioned in the cider category of alcoholic beverages. Volume from HardCore® cider contributes approximately 3% of the Company's total volume.

Samuel Adams Boston Lager® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Heineken and Corona. Domestic beers make up approximately 88% of beer consumption in the United States. The Better Beer category is approximately 12% of United States beer consumption and has experienced approximately 10% average compounded annual growth over the last ten years.

The recent market share growth experienced in the Better Beer category is primarily due to the performance of imported beers. During 1999, craft beer sales were relatively stable, while the growth of imports continued to increase the market share of the overall Better Beer category. The primary cause for the growth of the Better Beer category is consumers' rediscovery of and demand for more traditional, full-flavored beers. Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed such full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, three major brewers (Anheuser-Busch Inc., Miller Brewing Company, and Coors Brewing Company) comprise approximately 80% of all United States beer shipments.

Although per capita beer consumption in the United States has declined from its peak in the early 1980's, consumption has been increasingly focused on more flavorful or otherwise distinctive beers. In the early 1980's, imported beers from Holland, Germany, Canada, and Mexico met this demand. Beginning in the late 1980's, domestic craft brewers began producing richer, more full-flavored beers, usually sold in small, local geographic markets, and later, through their own brewpubs. When Samuel Adams Boston Lager® was first brewed in 1984, only a handful of craft breweries existed, few of which distributed outside their immediate geographical areas. In response to increased consumer demand for more flavorful beers, the number of craft-brewed beers has increased dramatically. Currently there are approximately 500 craft brewers and 1,000 brewpubs in the United States. In addition to the many independent brewers, the three major brewers have all entered this craft market, either through developing their own beers or by acquiring, in whole or part, or forming partnerships with, existing craft brewers.

Narrative description of Business

The Company's business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand awareness through point-of-sale, advertising and promotional programs.

Products marketed

The Company's product strategy is to create and offer a world-class variety of traditional beers with a focus on promoting the Samuel Adams® product line. During 1999, the Company marketed thirteen year-round and five seasonal beers under the Samuel Adams® brand name, four year-round beers under the Oregon Original™ brand name and two ciders under the HardCore® brand name. The Company's Samuel Adams Boston Lager® has historically accounted for the majority of the Company's sales. The following is a list of continuing styles as of December 25, 1999.

Beers	Year First Brewed or Introduced
Year-Round Beers
Samuel Adams Boston Lager®	1984
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Triple Bock	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Golden Pilsner	1996
Samuel Adams® I.P.A.	1998
Samuel Adams® Pale Ale	1999
Samuel Adams Millennium Ale™	1999

Oregon Beers
Oregon Original™ India Pale Ale	1994
Oregon Original™ Raspberry Wheat	1995
Trail Stash™	1999

Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams Winter Lager®	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® Spring Ale	1998

Ciders
HardCore® Hard Crisp Cider	1997
HardCore® Black Cider	1998

The Company continuously evaluates the performance of its various beer and cider brands and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Brands discontinued during 1999 or early 2000 include Samuel Adams® White Ale, Samuel Adams® Honey Porter, Samuel Adams® Scotch Ale, Boston Lightship® and Oregon Original™ Nut Brown Ale. No brands were discontinued under the HardCore® line.

Sales, Distribution and Marketing

The Company sells its beer and cider to a network of approximately 450 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, and other retail outlets. With few exceptions, the Company's products are not the primary brands in the distributor's portfolio. Thus, the Company, in addition to competing with other beers for a share of the consumer's business, competes with other beers for a share of the distributor's attention, time, and selling efforts.

The Company sells its products predominantly in the United States, but also in Canada, Western Europe, Asia and Australia. During 1999, the Company's largest distributor accounted for approximately 5% of the Company's net sales. No other distributor accounted for more than 3% of the Company's net sales during 1999. In some states, the terms of the Company's contracts with its distributors may be affected by laws that restrict enforceability of some contract terms, especially those related to the Company's right to terminate the services of its distributors. The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

Boston Beer sells its products through a sales force of approximately 175 people, which the Company believes is the largest of any craft brewer and one of the largest in the domestic beer industry. The Company's sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and consumers. The Company's sales force has a high level of product knowledge and is trained in the details of the brewing and the selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company's beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company's premium pricing strategy and growth.

The Company has also engaged in media campaigns, primarily television, radio, billboards and trade print. It is anticipated that a new television campaign will be launched during the first half of 2000. The Company will continue to use radio in efforts to drive national and local promotions. These media efforts are complemented by participation in sponsorships of cultural and community events, local beer festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products. These new products allow the Samuel Adams® drinker to try new styles of malt-based beverages and cider while remaining loyal to the Samuel Adams ® brand. In 1999, Boston Beer added two new styles to the Samuel Adams ® product line, Pale Ale, a year-round brand and Millennium Ale™, a celebratory beer for the next 1000 years. Trail Stash™, a product of the Oregon Original™ brand was also introduced during 1999.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt. The Company purchased the malt used in the production of its beer from two suppliers during 1999. The two-row varieties of barley used in the Company's malt are grown in the United States and Canada.

Hops. The Company buys primarily Noble hops for its Samuel Adams® beers. Noble hops are varieties from specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, and Spalt-Spalter from Germany, and Bohemian Saaz from the Czech Republic. Noble hops are rarer and more expensive than other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company's ales. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The Company purchases its hops from hops dealers, the largest of which accounted for approximately 50% of annual hop purchases during 1999. The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years the Company's production volume has declined, resulting in an increase in hops inventory. As a result, existing purchase commitments may exceed projected future needs over the life of such commitments.

Yeast. The Company maintains a supply of proprietary strains of yeast that it uses in its breweries and supplies to its contract brewers. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains supplies in several locations. In addition, the Company's contract brewers maintain a supply of yeasts that are reclaimed from the batches of brewed beer and cider. The contract brewers are obligated by their production contracts to use the Company's proprietary strains of yeasts only to brew the Company's beers and such yeasts cannot be used without the Company's approval to brew any other beers or cider produced at the respective breweries.

Apple Juice Concentrate. During 1999, the Company purchased apple juice concentrate from French and Italian apple juice producers. A mixture of these concentrates is used in the production of HardCore® Hard Crisp Cider and HardCore® Black Cider. Currently, the French apple juice concentrate is supplied by a single source and the Italian apple juice concentrate is supplied by two sources. The Company believes that alternative suppliers are available.

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

Quality Assurance

As of December 25, 1999, the Company employed eleven brewmasters and retained a world-recognized brewing authority as a consulting brewmaster to monitor the Company's contract brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams ® beer and cider conforms to the Company's standards. The Company has on-site quality control labs at each brewing location, including a lab at the Boston Brewery.

In order to ensure that its customers enjoy only the freshest beer, the Company includes a "freshness" date on every bottle of its Samuel Adams® and Oregon Original™ products. Boston Beer was among the first craft brewers to use this practice.

Brewing Strategy

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

While the Company currently plans to continue its contract-brewing strategy, effective March 1, 1997, the Company acquired all of the equipment and other brewery-related personal property of an independent brewing company located in Cincinnati, Ohio. The Company believes this acquisition complements the contract breweries currently utilized by providing greater flexibility for brewing production. The Samuel Adams Brewery Company, Ltd., a wholly owned subsidiary of the Company, currently owns and manages the Cincinnati Brewery. The results of operations of the Cincinnati Brewery, since the date of acquisition are included in the accompanying consolidated financial statements.

In addition to the Company's breweries in Boston and Cincinnati, the Company currently has relationships with brewers who produce Samuel Adams® and Oregon Original™ lines of beers in the United States, each of which is described in greater detail below. The Company is charged a per unit rate for the production of beer at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs. Effective April 30, 1999, the Stroh Brewery Company ("Stroh "), at whose facilities the Company previously brewed a significant portion of its beer, sold a majority of its beer brands and the Lehigh Brewery to Pabst Brewing Company ("Pabst") and certain brands to Miller Brewing Company ("Miller") (collectively, the "Stroh Transactions"). Additionally, until the expiration of the contract effective March 31, 1999, the Company had also contracted with the Pittsburgh Brewing Company to brew the Company's products at the Pittsburgh Brewery.

The Samuel Adams Brewery Company, Ltd. The Cincinnati Brewery produces approximately 40% of the Company's volume as well as certain products for customers under contract arrangements. The Samuel Adams Brewery Company, Ltd. is a wholly-owned subsidiary of the Company.

The Genesee Brewing Company. In May 1997, the Company amended and restated its brewing contract (the "Genesee Production Agreement") with The Genesee Brewing Company, Inc. ("Genesee") relating to the production of Samuel Adams® beer products at the Rochester Brewery.

In December 1999, Genesee announced its intentions to sell the Rochester Brewery to City Brewing Company ("City Brewing "). City Brewing has indicated its desire to assume the obligations of Genesee under the Genesee Production Agreement and the Company has set forth the terms and conditions of its consent to an assignment thereof. The proposed transaction between Genesee and City Brewing is still pending.

The Pabst Brewing Company. In February 1999, the Company entered into an agreement with Pabst to assume Stroh's obligations under the Stroh Production Agreement to Pabst. As mentioned above, Stroh sold the Lehigh Brewery to Pabst in April 1999. Miller has guaranteed the obligations of Pabst under the Stroh Production Agreement. The Company's volume brewed at the Lehigh Brewery has remained substantially unchanged as a result of the assignment of the Stroh Production Agreement. Additionally, when Stroh closed its Portland, Oregon brewery (the "Portland Brewery") in the third quarter of 1999 the Company's volume was transferred to the Tumwater Brewery. This brewery was owned by Pabst until September 1, 1999 when Pabst sold the Tumwater Brewery to Miller.

The Miller Brewing Company. In February 1999, the Company entered into an agreement with Miller in which Miller agreed to guarantee Pabst's obligations under the Stroh Production Agreement. During August 1999, the Company's volume that was previously brewed at the Portland Brewery was transferred to the Tumwater Brewery. Miller purchased the Tumwater Brewery from Pabst during the third quarter 1999.

The Saxer Brewing Company. In July 1994, the Company's subsidiary, Oregon Beer and Brewing Company, Inc. ( "Oregon Beer"), entered into a brewing contract with Saxer Brewing Company to produce certain products at the Saxer Brewery.

The Boston Brewery. The Company uses the Boston Brewery to develop new types of innovative and traditional products and to supply, in limited quantities, beers for the local market. All of its products are typically brewed at the Boston Brewery in the course of a year. Product development entails researching market needs and competitive products, sample brewing and market taste testing.

Competition

The Better Beer category of the United States beer market is highly competitive due to the number of craft brewers and the recent gains in market share achieved by imported beers. The Company anticipates competition among craft brewers to remain strong as existing craft brewers retrench to their key markets and core brands. Imported beers have gained market share and increased volumes within the growing Better Beer segment as they continue to compete aggressively in the United States. These competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. The Company believes that it may benefit from the success of the imports, as they educate beer drinkers about the Better Beer segment and increase the pool of Better Beer drinkers. In addition, large domestic brewers have developed or are developing niche brands and are acquiring interests in small brewers to compete in the craft-brewed segment.

The Company competes with other beer and alcoholic beverage companies within the three-tier distribution system. The Company competes for a share of the distributor's attention, time and selling efforts. In retail establishments, the Company competes for shelf and tap space. From a consumer perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products.

The Company distributes its products through independent distributors who may also distribute competitors' products. In recent years, certain brewers have introduced new contracts with their distributors. Such contracts impose requirements on distributors that are intended to maximize the wholesalers' attention, time and selling efforts on the brewer's products. These new contracts generally result in increased competition as they may affect the manner in which distributors allocate selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network, and develops programs and tactics intended to best position its products in the market.

The competitive advantage of the Company is enhanced by the following factors: uncompromising product quality, development of new beer styles, innovative point of sale materials, a large sales force, tactical introduction of seasonal beers and pricing strategies. Management believes that as the industry consolidates, Boston Beer will be in a position to leverage its strengths and successfully compete in a maturing market. The Company has competitive advantages over the regional craft brewers as a significant portion of the Company's products are produced utilizing a contract brewing strategy. This strategy provides greater flexibility and lower initial capital costs, freeing up capital for other uses. In addition, use of contract brewers allows the Company's beer to be brewed closer to major markets around the country, providing fresher beer to customers and affording lower transportation costs. The Company also believes that its acquisition of the Cincinnati Brewery complements its strategy of contract brewing while providing added flexibility of production. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, a lack of import charges, and superior product freshness.

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

Licenses and Permits

The Company produces and sells its beers and cider to distributors pursuant to a federal wholesaler's basic permit and a federal brewer's notice. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file an amended notice with the Bureau of Alcohol, Tobacco and Firearms ( "BATF") in the event of a material change in the production process, production equipment, brewery's location, brewery's management, or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

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

The BATF permits and registrations can be suspended, revoked, or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations and to notify the BATF of any change (as described above), or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that the Company has not complied with applicable licensing or permitting regulations or does not maintain the approvals necessary for it to conduct business within its jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.

Taxation

The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2 million barrels of beer in a calendar year, the federal excise tax is $18.00 per barrel. As the brewer of record of its beers, the Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beers produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability of these taxes varies by state. In addition, the federal government and each of the states levy taxes on hard cider. Effective October 1, 1997, the federal government passed an amendment modifying the tax treatment of hard cider, which lowered the federal excise tax rate on qualifying hard cider to 22.6 cents per gallon ($7.00 per barrel) from $1.07 per gallon ($33.17 per barrel). The Company produces HardCore® products that are classified as hard cider by the federal government.

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Further increases in excise taxes on beer and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of affected products.

Trademarks

The Company has obtained United States Trademark Registrations for several marks, including Samuel Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Winter Lager®, Samuel Adams Cherry Wheat®, Lightship® and HardCore®. The Company has a pending trademark application for Oregon Original™. The Samuel Adams® mark and the Samuel Adams Boston Lager ® mark (including the design logo of Samuel Adams) and other Company marks are also registered or registration is pending in various foreign countries. The Company regards its "Samuel Adams" and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements of its marks.

The Company occasionally grants, where permissible, short-term trademark licenses to independent retailers of its products. In 1996, the Company entered into a license arrangement with Whitbread PLC, the fourth largest brewery in the United Kingdom, pursuant to which a new hybrid brew was developed and marketed under the trademark, "Boston Beer ". Whitbread Beer Company, a subsidiary of Whitbread PLC, developed the recipe with assistance from the Company's brewers. The Company owns the trademarks for the new product and granted Whitbread an exclusive license to use that trademark in Great Britain and Ireland. The Company receives a royalty from the sale of "Boston Beer". The Company anticipates a decline in this royalty income as the agreement approaches a mutual termination. In addition, the Company has licensed its trademark, "Samuel Adams Brew House®", "Sam Adams Brew House® " and various related marks to certain entities for purposes of establishing licensed Brew Houses at airport locations and elsewhere. The Company does not receive a royalty pursuant to these license arrangements.

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

A claim has been asserted against the Company and its subsidiary, Samuel Adams Brewery Company, Ltd., as alleged successors to The Schoenling Brewing Company ("Schoenling"), by the City of Cincinnati, Ohio for closure costs and related remedial response costs for the closure of a City landfill at which Schoenling purportedly disposed of certain materials. Neither the Company nor its subsidiary has ever made use of this landfill. The Company does not believe that it is legally a successor to Schoenling's business and is vigorously contesting the claim. Further, Schoenling has agreed to indemnify the Company with respect to this claim. The Company does not believe that this claim will have a material, adverse effect upon the future results of operations, financial position or cash flows.

The Company's operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company's reputation for product quality, as well as give rise to product liability claims. The Company and its contract brewers maintain insurance which the Company believes is sufficient to cover any claims which might result from a contamination problem in its products.

Employees

As of March 9, 2000, the Company employed approximately 350 employees, of which approximately 70 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, all of which are under contracts expiring in 2001 or 2002. The Company believes it maintains a good working relationship with those labor unions and has no reason to believe that a good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2. Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts and a brewery in Cincinnati, Ohio. The Company also maintains sales and administrative offices in California, Tennessee, Illinois and New Jersey. The Company currently leases all of its facilities. However, upon satisfaction of certain pre-conditions, the Company is committed to purchase the brewery-related real estate in Cincinnati. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3. Legal Proceedings

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 25, 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock is listed for trading on the New York Stock Exchange. The Company's NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of the Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 1999	High	Low
First Quarter	$11.1250	$ 7.5000
Second Quarter	$ 8.8125	$ 7.5000
Third Quarter	$ 9.6250	$ 7.3750
Fourth Quarter	$ 9.2500	$ 7.0000

Fiscal 1998	High	Low
First Quarter	$10.0000	$ 7.6250
Second Quarter	$12.4380	$ 8.9380
Third Quarter	$12.7500	$ 6.5000
Fourth Quarter	$ 9.2500	$ 6.5000

There were 16,780 holders of record of the Company's Class A Common Stock as of March 14, 2000. Excluded in the number of stockholders of record are stockholders who hold shares in "nominee " or "street" name. The closing price per share of the Company's Class A Common Stock as of March 14, 2000, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $7.1875.

The Company's Class B Common Stock is not listed for trading. However, each share of Class B Common Stock is convertible, at any time, at the option of the holder thereof, into one share of Class A Common Stock. As of March 14, 2000, C. James Koch was the sole holder of record of all the Company's Class B Common Stock then issued and outstanding.

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

Item 6. Selected Financial Data

	THE BOSTON BEER COMPANY, INC.
	SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended

	Dec. 25,	Dec. 26,	Dec. 27,	Dec. 28,	Dec. 31,
	1999	1998	1997	1996	1995
	(in thousands, except per share data)
Income Statement Data:
Sales	$197,309	$205,020	$209,490	$213,879	$169,362
Less excise taxes	20,528	21,567	25,703	22,763	18,049

Net sales	176,781	183,453	183,787	191,116	151,313
Cost of Sales	78,397	89,393	89,998	95,786	73,847

Gross Profit	98,384	94,060	93,789	95,330	77,466

Advertising, promotional and selling expenses	69,935	66,928	69,537	70,131	60,461
General and administrative	11,574	12,528	11,666	12,042	7,585

Total operating expenses	81,509	79,456	81,203	82,173	68,046

Operating income	16,875	14,604	12,586	13,157	9,420
Other income (expense), net	2,215	(238)	695	1,714	959

Income before provision for income taxes	19,090	14,366	13,281	14,871	10,379
Provision (benefit) for income taxes (1)	8,010	6,442	5,723	6,486	(2,195)

Net income	$11,080	$7,924	$7,558	$8,385	$12,574

Pro forma data:
Income before provision for income taxes	n/a	n/a	n/a	n/a	$10,379
Pro forma provision for income taxes (unaudited) (2)	n/a	n/a	n/a	n/a	4,483
Pro forma net income (unaudited) (2)	n/a	n/a	n/a	n/a	$5,896

Earnings per share - basic	$0.54	$0.39	$0.37	$0.42	—
Earnings per share - diluted	$0.54	$0.39	$0.37	$0.41	—
Pro forma earnings per share - basic (unaudited) (2)	—	—	—	—	$0.35
Pro forma earnings per share - diluted (unaudited) (2)	—	—	—	—	$0.33
Weighted average shares outstanding - basic (3)	20,413	20,486	20,324	19,970	16,991
Weighted average shares outstanding - diluted (3)	20,459	20,565	20,490	20,352	17,906

Statistical Data:
Barrels sold	1,174	1,227	1,352	1,213	961
Net sales per barrel (4)	$151	$150	$136	$158	$158
Employees (4)	342	349	335	253	196
Net sales per employee (4)	$517	$526	$549	$755	$772

Balance Sheet Data:
Working capital	$58,827	$53,374	$50,550	$47,769	$45,266
Total assets	$112,730	$122,689	$105,399	$97,115	$76,690
Total long term obligations	$5,779	$4,559	$10,789	$1,800	$1,875
Total partners'/stockholders' equity	$83,450	$82,028	$71,284	$64,831	$54,798
Dividends	—	—	—	—	—

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

(3) Reflects weighted average number of common and common equivalent shares of the Class A and Class B Common Stock assumed to be outstanding during the respective periods. For the year ended December 31, 1995 shares reflect pro forma weighted average numbers.

(4) On March 1, 1997, the Company acquired the equipment and other brewery-related property of a brewery in Cincinnati, Ohio.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Environment

The Boston Beer Company is engaged in the business of brewing and selling malt beverages and cider products primarily in the domestic market and, to a lesser extent, in selected international markets. The alcoholic beverage industry is highly regulated at the federal, state and local levels. The Federal Treasury Department's Bureau of Alcohol, Tobacco, and Firearms ("BATF") enforce laws under the Federal Alcohol Administration Act. The BATF is responsible for enacting excise tax laws that directly affect the Company's results of operations. State and regulatory authorities have the ability to suspend or revoke the Company's licenses and permits or impose substantial fines for violations. The Company has established strict guidelines in efforts to ensure compliance with all state and federal laws. However, the loss or revocation of any existing license or permit could have a material effect on the Company's business, results of operations, cash flows and financial position.

The Company's beer products compete in what the Company defines as the "Better Beer" category. The defining factors for "Better Beer" includes price, quality, image and taste, and the category includes imports and craft beers. The Company prices its beers at a premium compared to domestic mass-produced beers but at a level consistent with other beers in the Better Beer category. The Company believes that this pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. In addition, the Company produces products that are positioned in the cider segment of alcoholic beverages.

The Better Beer category is highly competitive due to the large number of craft brewers and the recent gains in market share achieved by imported beers. Although, the craft beer industry has recently experienced some consolidation, the Company anticipates competition to remain strong as brewers retrench to their locally contained key markets and core brands. Import brewers are able to compete more aggressively as they have substantially greater resources, marketing strength and distribution networks than the Company. Certain major domestic brewers have developed niche brands and are acquiring interests in craft beers. As a result, the Company has experienced increased competition; as such brewers can support their products with extensive advertising and promotions. The described competitive environment has affected the Company's overall performance within the Better Beer category. The Company has lost market share and its revenue growth rate has become stagnant. As the market matures and the Better Beer category continues to consolidate, Boston Beer believes that companies that are well positioned in terms of brand equity, marketing and distribution will prosper. With approximately 450 distributors nationwide and 175 salespeople, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

Prior to the acquisition of the Cincinnati Brewery, the Company operated with the strategy of contract brewing, which utilizes the excess capacity of other breweries. In 1999, the Company brewed approximately 40% of the Company's products at the Cincinnati Brewery and approximately 60% at non-company owned breweries. This strategy provides the Company with flexibility in addition to quality and cost advantages and increased cash flows. The Company follows strict guidelines in selecting the appropriate brewery and monitoring the production process in order to ensure that quality and control standards are attained. Currently, the Company believes that it will have adequate capacity for the production of its products for the foreseeable future.

The demand for the Company's products is subject to changes in consumers' tastes. Since the Company began brewing beer, consumers' preferences have shifted towards more flavorful, higher quality beers increasing the demand for Better Beer products. The Company's product strategy is in line with this trend. However, certain of its styles appear to be adversely affected by a counter-trend toward more mainstream lighter styles. A change in consumer tastes or in the demand for Better Beer products may affect the Company's future results of operations, cash flows and financial position. The Company cannot predict whether the trend toward full-bodied, more flavorful beers will continue.

Results of Operations

Please see footnote O to the Consolidated Financial Statements for quarterly financial results of the Company.

For purposes of this discussion, Boston Beer's "core brands" include all products sold under the Samuel Adams ®, Oregon Original™ or HardCore® trademarks. "Core brands " do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager® ("Boston Lager ").

The following table sets forth certain items included in the Company's consolidated statements of income as a percentage of net sales:

	Years Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Barrels Sold (in thousands)	1,174	1,227	1,352

	Percentage of Net Sales
Sales	111.6%	111.8%	114.0%
Less Excise Taxes	11.6%	11.8%	14.0%

Net Sales	100.0%	100.0%	100.0%

Cost of Sales	44.3%	48.7%	49.0%

Gross Profit	55.7%	51.3%	51.0%

Advertising, promotional, and selling expenses	39.6%	36.5%	37.8%
General and administrative expenses	6.5%	6.8%	6.4%

Total operating expenses	46.1%	43.3%	44.2%

Operating income	9.6%	8.0%	6.8%

Other (expense) income, net	1.2%	(0.1)%	0.4%

Income before provision for income taxes	10.8%	7.9%	7.2%
Provision for income taxes	4.5%	3.5%	3.1%

Net income	6.3%	4.4%	4.1%

Year Ended December 25, 1999 compared to Year Ended December 26, 1998

Net Sales. Net Sales decreased by $6.7 million or 3.6% to $176.8 million for the year ended December 25, 1999 as compared to $183.5 million for the year ended December 26, 1998. The decline is primarily due to a decrease in volume.

Volume. Volume decreased by 53,000 barrels, or 4.3%, of which 24,000 barrels was due to a decline in the production of non-core products. Total volume relating to non-core products was 50,000 barrels for the year ended December 25, 1999 as compared to 74,000 barrels for the year ended December 26, 1998. Volume for core brands declined 29,000 barrels or 2.5% of total core volume to 1,124,000 barrels for the year ended December 25, 1999. This decrease was due to a decline in year-round beer styles, other than Boston Lager.

Net Selling Price. The net selling price per barrel increased by $1.10 or less than 1% to $150.63 per barrel for the year ended December 25, 1999. This is due to normal price increases and a decline in sales of non-core products, which have a lower selling price than core brands. These increases were partially offset by changes in the packaging mix of core brands.

Significant changes in the packaging mix would have a material effect on sales. The Company packages its core brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is greater for bottles than for kegs. The percentage of kegs to bottles increased only slightly in core brands to 29.8% of total shipments relating to kegs during 1999 from 28.5% in the prior year and therefore did not have a significant effect on revenue per barrel during 1999.

Gross Profit. Gross profit increased to 55.7% as a percentage of net sales or $83.80 per barrel for the year ended December 25, 1999, as compared to 51.3% as a percentage of net sales or $76.66 per barrel for the year ended December 26, 1998. The increase in gross profit is primarily due to a decline in cost of sales. Cost of sales decreased by $6.06 per barrel to 44.3% as a percentage of net sales or $66.80 per barrel for the year ended December 25, 1999, as compared to 48.7% as a percentage of net sales or $72.86 per barrel for the year ended December 26, 1998. This is primarily due to lower costs of certain raw materials and improvements in the production efficiency of the Cincinnati Brewery.

Raw material costs were lower due to new contracts with certain vendors, and continued favorable prices on cyclical items such as corrugated materials and malt. Expenses related to excess hops inventory and purchase commitment contracts amounted to $2.5 million for the year ended December 25, 1999 as compared $4.0 million for the same period last year. See "Hops Purchase Commitments" below for further discussion.

The Company has substantially increased the utilization of the Cincinnati Brewery for its own products and has focused on maximizing safety, quality and efficiencies within the plant.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.0 million to $69.9 million for the year ended December 25, 1999 as compared to $66.9 million for the year ended December 26, 1998. As a percentage of net sales, advertising, promotional and selling expenses increased to 39.6% for the year ended December 25, 1999 as compared to 36.5% for the same period last year, primarily due to higher advertising and point of sale expenditures, which were partially offset by lower expenditures in freight. The Company invested an increased amount in outdoor advertising expenditures and market research during the year ended December 25, 1999 as compared to the year ended December 26, 1998. The Company continues to utilize its resources to develop television advertising campaigns. It is anticipated that a new television campaign will be launched during the first half of 2000. Increased point of sale expenses are largely due to the timing of the change in the Company's logo during 1998. The anticipation of the logo change resulted in significantly lower expenditures incurred in purchases of promotional items during the prior year as compared to the year ended December 25, 1999.

General and administrative. General and administrative expenses decreased by $954,000 or 7.6% to $11.6 million for the year ended December 25, 1999 as compared to the same period last year. The decrease is primarily due to declines in bad debt expense and legal expenditures. The decline in bad debt expense is a result of continued significant improvements achieved in cash collections during the year ended December 25, 1999. Legal expenditures declined by $233,000 for the year ended December 25, 1999 as compared to the prior year primarily due to a decrease in trademark and regulatory expenses.

Interest expense. Interest expense declined by $486,000 to $148,000 for the year ended December 25, 1999 as compared to $633,000 for the year ended December 26, 1998. The decline in interest expense is due to the repayment on March 31, 1999 of the $10.0 million outstanding balance under the then existing lines of credit. At December 26, 1998, $10.0 million was outstanding under the then existing $30.0 million portion of the lines of credit. See footnote G to the Consolidated Financial Statements for further explanation.

Interest income. Interest income increased by $109,000 to $2.3 million for the year ended December 25, 1999. This increase is due to an increase in average cash and short-term investments from approximately $43.5 million during 1998 to $49.7 million during 1999.

Other income (expense), net. Other income (expense), net, increased by $1.9 million to income of $105,000 for the year ended December 25, 1999 as compared to an expense of $1.8 million for same period last year. The significant expense recognized in the prior year was due to a $1.4 million loss realized on the disposition of a marketable equity security and $300,000 in losses incurred on the revaluation of foreign exchange forward contracts. There were no such activities during 1999.

Provision for income taxes. The Company's effective tax rate decreased to 42.0% for the year ended December 25, 1999 from 44.8% for the year ended December 26, 1998. The 1998 effective tax rate reflects a $1.4 million loss realized on the sale of a marketable equity security during the second quarter 1998; the Company does not expect to fully realize the tax benefit associated with this capital loss. There was no such activity during 1999. See footnote H to the Consolidated Financial Statements for further explanation.

Year Ended December 26, 1998 compared to Year Ended December 27, 1997

Net Sales. Net Sales decreased by $334,000 or less than 1% to $183.5 million for the year ended December 26, 1998 as compared to $183.8 the year ended December 27, 1997. The decline was primarily due to a decrease in volume.

Volume. Volume decreased by 125,000 barrels, of which 110,000 barrels was due to a decline in the production of non-core products. Total volume relating to non-core products was 74,000 barrels for the year ended December 26, 1998 as compared to 184,000 barrels for the year ended December 27, 1997.

Volume for Boston Beer's core brands declined by 15,000 barrels to 1,153,000 barrels for the year ended December 26, 1998. This decline was due to continued sales declines of the Oregon Original™ brands and other year-round beer styles, offset by an increase in the sale of Boston Lager and ciders. Sales for seasonal brands were stable during 1998 as compared to 1997. The decline in Oregon Original™ brands was partially due to the discontinuance of certain styles during 1997 and 1998. The decline in the year-round styles is indicative of the market continuing to mature as consumers become less inclined to experiment with new styles.

Net Selling Price. The selling price per barrel increased by $13.52, or 10.0% to $149.53 per barrel for the year ended December 26, 1998. This was partially due to a decline in sales of non-core products. Revenue contributed from non-core products is significantly lower per barrel than revenue contributed from core brands. The decline of shipments of non-core products improved average net sales by $11.51 per barrel, or 7.1%. The remaining increase in net selling price per barrel was due to normal price increases and to a lesser extent, changes in the packaging mix.

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

Gross Profit. Gross profit, as a percentage of net sales, increased to 51.3% for the year ended December 26, 1998, as compared to 51.0% for the year ended December 27, 1997. Cost of sales decreased to 48.7% as a percentage of net sales for the year ended December 26, 1998, as compared to 49.0% for the year ended December 27, 1997. This was primarily due to a decline in barrels shipped related to non-core products, improvements in the production process at the Cincinnati Brewery, and lower costs of certain raw materials. Increases in hop inventory-related expenses and depreciation expense partially offset these declines.

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

Depreciation expense increased by $933,000, or 27.5%, during 1998 as compared to 1997. This increase resulted from the depreciation of several capital assets acquired during 1997 relating to keg purchases and modifications to kegging and bottling lines at various breweries. In accordance with the Company's depreciation policy, one-half of a year's worth of depreciation is recognized during the year of acquisition.

Additional factors that may affect gross profit include changes in the packaging and product mix. The Company packages its core brands in bottles and kegs. While gross profit as a percentage of net sales is higher for kegs than for bottles, the per equivalent barrel gross profit is higher for bottles than for kegs, in absolute terms. Therefore, an increase in kegs as a percentage of physical volume while increasing the overall gross profit margin as a percentage of net sales, will deliver fewer absolute gross profit dollars with which to run the business. In 1998 keg sales as a percentage of total equivalent barrels of core brands declined to 28.5% from 29.3% in 1997. However, the gross profit per equivalent barrel increased in absolute dollars for both kegs and bottles due to revenue increases and cost decreases for both types of packages. The net result of the packaging mix shift and the per unit profit improvement was an increase in gross profit per equivalent barrel in both absolute and percentage terms in the core business.

Gross profit was not significantly affected during 1998 by a change in product mix from the previous year. Seasonal and year-round beers can be more expensive to produce and increased pricing may not offset the additional expenses.

Gross profit is not significantly affected by changes in brewing locations. The Company attempts to minimize total costs, including freight, by shifting production between plants. During 1998, the Company shifted production in order to maximize utilization in the Cincinnati Brewery, while ensuring cost efficient production.

Advertising, Promotional, and Selling. Advertising, promotional, and selling expenses decreased as a percentage of net sales to 36.5% for the year ended December 26, 1998 from 37.8% for the year ended December 27, 1997. This decrease was primarily due to a decline in total salaries, other employee-related expenditures, local marketing and point of sale expenditures, which were partially offset by an increase in advertising expenditures.

The decline in salaries, other employee-related expenditures and local marketing expenditures was primarily due to a decline in sales personnel headcount of approximately 10% from the previous year. The Company reorganized the sales division during the first quarter of 1998 in an effort to achieve improved efficiencies. The Company remains committed to maintaining a strong and efficient sales force. In addition, improved policies and controls relating to sales-related expenditures contributed to the decline. Point of sale expenditures declined primarily due to increased utilization of internally developed promotional and marketing campaigns. This has served to increase the quality and efficiency of brand development activities.

General and Administrative. General and administrative expenses increased by $862,000 or 7.4% as compared to the prior year. This increase was primarily due to a change in bad debt expense from a recovery of $617,000 during fiscal year 1997 to an expense of $246,000 during fiscal year 1998. The cash collections process was significantly improved during 1997 and resulted in the recovery of previously written-off amounts. Net of this factor, general and administrative expenses were flat as compared to the prior year.

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

Income Taxes. The effective income tax rate increased to 44.8% for the year ended December 26, 1998 as compared to 43.1% for the year ended December 27, 1997. This increase was primarily due to the $1.4 million loss realized on the sale of a marketable equity security during 1998, as the Company does not expect to fully realize the tax benefit associated with such loss.

Liquidity and Capital Resources

The Company's financial condition continued to be strong during 1999. Cash and short-term investments decreased to $44.3 million for the year ended December 25, 1999 from $53.9 million as of December 26, 1998. This decrease was primarily due to the repayment of $10.0 million in bank debt on March 31, 1999 and the repurchase of Company stock at a cost of $9.8 million. Cash provided by operating activities of $13.8 million for the year ended December 25, 1999, which was comparable to the prior year, partially offset these cash outflows.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase program, subject to an aggregate expenditure limitation of $10.0 million. As of December 25, 1999, the Company repurchased 1,319,600 shares under this program at a cost of $9.8 million. Effective January 4, 2000, the Board authorized management to repurchase additional shares, subject to an incremental expenditure limitation of $10.0 million. This authorization increases the stock repurchase program to an aggregate expenditure limitation of $20.0 million.

The Company had cash inflows of $6.3 million resulting from maturities of short-term investments during the year ended December 25, 1999 as compared to cash outflows of $11.5 million due to the investment of net positive cash flows in government securities during 1998. The Company has historically invested its excess cash in money market funds, short-term treasury and agency bills, and high-grade commercial paper. A marketable equity security, which was purchased in 1996, was sold during the second quarter of 1998 at a loss of $1.4 million.

With working capital of $58.8 million and $45.0 million in unused bank lines of credit as of December 25, 1999, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Year 2000

The Company believes that is has successfully completed its system remediation efforts regarding date recognition for the year 2000. The total cost incurred related to the year 2000 conversion efforts of its internal systems were approximately $12,000. As of March 14, 2000, the Company has not encountered any problems processing date information in the year 2000. The year 2000 issue has had no material effect on the Company's results of operations, statement of financial position or statement of cash flows for the year ending December 25, 1999, nor does the Company anticipate that this issue will have a material effect on its financial position or operations going forward.

Brewery-Related Transactions

Effective April 30, 1999, Stroh Brewing Company sold a majority of its beer brands and the Lehigh Brewery to Pabst Brewing Company ( "Pabst") and certain brands to Miller Brewing Company ("Miller ") (collectively, the "Stroh Transactions"). Pabst assumed Stroh's obligations under the existing brewing contract between the Company and Stroh; Miller has guaranteed Pabst's performance. The Company's volume brewed at the Lehigh Brewery has remained substantially unchanged as a result of the Stroh Transactions. As anticipated, Stroh closed its Portland, Oregon brewery during the third quarter 1999. The Company's volume, which was historically brewed at the Portland Brewery, was transferred to the Tumwater Brewery. Miller purchased the Tumwater Brewery from Pabst during the third quarter and has assumed Pabst's obligations to brew the Company's products at the Tumwater Brewery. The resulting shift in production, which was completed during 1999, did not have a material impact on the Company's results of operations, statement of financial position or cash flows for the year ended December 25, 1999.

Hops Purchase Commitments

The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years the Company's sales growth has declined, resulting in an increase in hops inventory. As a result, existing purchase commitments may exceed projected future needs over the life of such commitments. The Company recorded a provision of $1.4 million and $2.8 million in 1999 and 1998, respectively, to reserve for estimated excess purchase commitments and excess inventory on hand. The Company continues to manage inventory levels in an effort to maximize utilization of hops on hand and hops under commitment. The Company recorded a $1.1 million and $1.2 million charge associated with the cancellation of purchase commitment contracts during the year ended December 25, 1999 and December 26, 1998, respectively. There was no reserve for hops contract losses required, or contract cancellation costs incurred in 1997. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management's estimates.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement. As issued, SFAS 133 is effective for all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000.

The Company typically enters into commitments to purchase hops that extend six years with various hop growers. These purchase contracts, which extend through crop year 2005, are denominated in the currency of the country in which the hops are grown. Additionally, the Company enters into commitments to purchase apple juices, which typically extend less than one year and are denominated in a foreign currency. In the event that the Company does not effectively hedge against fluctuations in the respective foreign currency, the impact of the currency fluctuation on the purchase price will be recognized in the income statement. Currently, it is the Company's policy not to hedge against foreign currency fluctuations. Management is currently evaluating the effect that SFAS 133 is expected to have on the Company's financial statements.

Other Risks and Uncertainties

A claim has been asserted against the Company and its subsidiary, Samuel Adams Brewery Company, Ltd., as alleged successors to The Schoenling Brewing Company ("Schoenling"), by the City of Cincinnati, Ohio for closure costs and related remedial response costs for the closure of a City landfill at which Schoenling previously disposed of certain materials. Neither the Company nor its subsidiary has ever made use of this landfill. The Company does not believe that it is legally a successor to Schoenling's business and is vigorously contesting the claim. Further, Schoenling has agreed to indemnify the Company with respect to this claim. The Company does not believe that this claim will have a material, adverse effect upon the future results of operations, financial position or cash flows.

Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company's results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company's operating income, cash flows and financial position, include but are not limited to (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Boston Lager and seasonal beers due to increased competition; (3) more rapid decline than anticipated in Oregon Original™ beers and other Samuel Adams® year-round styles (4) an unexpected decline in the brewing capacity available to the Company; (5) increased advertising and promotional expenditures that are not followed by higher sales volume; (6) higher-than-planned costs of operating the Cincinnati Brewery; (7) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (8) world hop market conditions affecting the Company's ability to buy or sell hops or cancel existing excess hop commitments; (9) poor weather conditions, resulting in an inadequate supply of raw materials that are agriculturally grown; (10) adverse fluctuations in foreign currency exchange rates; (11) changes in control or ownership of the current distribution network which leads to less support of the Company's products; and (12) increases in the costs of distribution.

The Company continues to brew its Samuel Adams Boston Lager® at each of its brewing facilities, but at any particular time may rely on only one supplier for its products other than Boston Lager. The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary.

In the event of a labor dispute, governmental action or other events that would prevent either the Cincinnati Brewery or any of the contract breweries from producing the Company's beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company's results of operations, cash flows and financial position.

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

Forward-Looking Statements

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect, " "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-K.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to the impact of fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivatives or other market risk sensitive instruments for the purpose of speculation or for trading purposes. Market risk sensitive instruments include derivative financial instruments, other financial instruments and derivative commodity instruments. Such instruments that are exposed to rate or price changes should be included in the sensitivity analysis disclosure. The only purchased ingredient or material that the Company would consider a commodity for the purpose of measuring market risk is two-row malt, which is made from two-row barley. The Company has entered into a contract that guarantees a fixed price for the purchase of two-row malt based upon need and therefore is not at risk to potential short-term market fluctuations. The Company does not enter into derivative commodity instruments (i.e. futures, forwards, swaps, options, etc.).

The Company enters into hops purchase contracts in foreign denominated currencies, as described above under "Hops Purchase Commitments". The purchase price changes as foreign exchange rates fluctuate. During 1997 and 1998, the Company used foreign currency forward contracts to hedge against the impact of such foreign exchange rate fluctuations. As of December 25, 1999, the Company had no foreign currency forward contracts outstanding.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates and interest rates. The estimated potential one-day loss in fair value of the Company's debt and the estimated potential loss in pretax earnings from a potential one-day adverse fluctuation in foreign currency exchange rates as of December 25, 1999 and December 26, 1998 are as follows (in thousands):

	As of December 25, 1999		As of December 26, 1998

	Earnings Impact	Fair Value Impact	Earnings Impact	Fair Value Impact

Foreign currency rates	$(2,520)	$-	$(3,497)	$-
Interest rates	$-	$-	$-	$(177)

It should be noted that the potential earnings impact from fluctuations in foreign currency exchange rates relates to contracts that extend five years. Therefore, the above reflects the maximum potential pretax earnings impact over a five-year period, under current accounting principles.

There are many economic factors that can affect volatility in foreign exchange rates and interest rates. As such factors cannot be predicted, the actual impact on earnings and fair value due to an adverse change in the respective rates and prices could vary substantially from the amounts calculated above.

As of December 26, 1998, the Company had $10.0 million of debt outstanding under its then existing $45.0 million line of credit. On March 31, 1999, the Company repaid the entire $10.0 million in borrowings outstanding on its then existing facility. As of December 25, 1999, the Company had no amounts outstanding under its current $45.0 million line of credit.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 9, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The Boston Beer Company, Inc.

In our opinion, the accompanying consolidated statements of income, stockholders' equity and cash flows for the year ended December 27, 1997 present fairly, in all material respects, the results of operations and cash flows of The Boston Beer Company, Inc. for the year ended December 27, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of The Boston Beer Company, Inc. for any period subsequent to December 27, 1997.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 13, 1998

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 25, 1999	December 26, 1998
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,346	$ 8,650
Short-term investments	38,999	45,256
Accounts receivable, net of allowance for doubtful accounts
of $1,000 and $1,309, respectively	16,246	12,062
Inventories	15,656	15,835
Prepaid expenses	2,465	1,125
Deferred income taxes	2,732	4,511
Other current assets	884	2,037

Total current assets	82,328	89,476

Property, plant and equipment, net of accumulated	26,092	28,165
depreciation of $20,855 and $15,460, respectively
Other assets	4,310	5,048

Total assets	$ 112,730	$ 122,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 10,659	$ 11,002
Accrued expenses	12,842	15,100
Current maturities of long-term debt	--	10,000

Total current liabilities	23,501	36,102

Long-term deferred income taxes	408	1,116
Other long-term liabilities	5,371	3,443
Stockholders' Equity:
Class A Common Stock, $.01 par value;
22,700,000 shares authorized as of December 25, 1999 and
December 26, 1998; 16,423,788 and 16,394,245 issued as of
December 25, 1999 and December 26, 1998,
respectively	164	164
Class B Common Stock, $.01 par value;
4,200,000 shares authorized; 4,107,355 issued and
outstanding as of December 25, 1999 and December 26, 1998,
respectively	41	41
Additional paid-in capital	56,665	56,548
Unearned compensation	(159)	(219)
Unrealized loss on investments in marketable securities	--	(1)
Retained earnings	36,575	25,495
Less: Treasury stock
(1,319,600 shares as of December 25, 1999 and 0 shares as of
December 26, 1998) at cost	(9,836)	--

Total stockholders ’ equity	83,450	82,028

Total liabilities and stockholders’ equity	$ 112,730	$ 122,689

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended
	December 25, 1999	December 26, 1998	December 27, 1997

Sales	$ 197,309	$ 205,020	$ 209,490
Less excise taxes	20,528	21,567	25,703

Net sales	176,781	183,453	183,787
Cost of sales	78,397	89,393	89,998

Gross profit	98,384	94,060	93,789

Operating expenses:
Advertising, promotional and selling expenses	69,935	66,928	69,537
General and administrative	11,574	12,528	11,666

Total operating expenses	81,509	79,456	81,203

Operating income	16,875	14,604	12,586

Other (expense) income:
Interest income	2,258	2,149	1,772
Interest expense	(148)	(633)	(759)
Other (expense) income, net	105	(1,754)	(318)

Total other (expense) income	2,215	(238)	695

Income before provision for income taxes	19,090	14,366	13,281
Provision for income taxes	8,010	6,442	5,723

Net income	$ 11,080	$ 7,924	$ 7,558

Net income per common share - basic	$ 0.54	$ 0.39	$ 0.37

Net income per common share - diluted	$ 0.54	$ 0.39	$ 0.37

Weighted average number of common shares - basic	20,413	20,486	20,324

Weighted average number of common shares - diluted	20,459	20,565	20,490

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended December 25, 1999, December 26, 1998 and December 27, 1997
(in thousands)

	Class A Common Shares	Class B Common Shares	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income

Balance December 28, 1996	15,972	4,107	$ 160	$41	$ 55,391	$(363)	$ (411)	$10,013	$ —		$ 64,831	$ —
Net income								7,558			7,558	7,558
Unearned compensation					430	(430)
Stock options exercised	366		3		574						577
Amortization of unearned compensation					50	370					420
Unrealized loss on short-term investments							(1,781)				(1,781)	(1,781)
Unrealized loss on forward exchange contract							(321)				(321)	(321)

Total fiscal 1997 comprehensive income												5,456

Balance December 27, 1997	16,338	4,107	163	41	56,445	(423)	(2,513)	17,571	—		71,284
Net income								7,924			7,924	7,924
Unearned compensation					117	(41)					76
Forfeiture of unvested stock options					(40)	40					—
Stock options exercised	56		1		37						38
Repurchase of Investment Shares					(11)	4					(7)
Amortization of unearned compensation						201					201
Realized loss on short-term investments							2,222				2,222	2,222
Realized loss on forward exchange contract							290				290	290

Total fiscal 1998 comprehensive income												10,436

Balance December 26, 1998	16,394	4,107	164	41	56,548	(219)	(1)	25,495	—		82,028
Net income								11,080			11,080	11,080
Unearned compensation					139	(52)					87
Repurchase of Investment Shares					(22)	5					(17)
Amortization of unearned compensation						107					107
Realized loss on short-term investments							1				1	1
Purchase of Treasury stock	(1,320)								(9,836)		(9,836)

Total fiscal 1999 comprehensive income												$11,081

Balance December 25, 1999	15,074	4,107	$ 164	$41	$ 56,665	$(159)	$ —	$36,575	$(9,83	6)	$ 83,450

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended

	December 25, 1999	December 26, 1998	December 27, 1997
Cash flows from operating activities:
Net income	$ 11,080	$ 7,924	$ 7,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,907	5,232	4,501
Loss on sale of marketable equity security	—	1,435	—
Gain on disposal of fixed assets	(116)	(67)	(23)
Bad debt (recovery) expense	(313)	246	(617)
Deferred income taxes	1,072	(1,919)	1,642
Stock option compensation expense	107	201	420
Changes in assets and liabilities:
Accounts receivable	(3,865)	4,246	313
Inventories	179	(2,160)	287
Prepaid expenses	(1,340)	3,219	(2,995)
Other current assets	1,156	(439)	2,253
Other assets	78	(2,115)	727
Accounts payable	(343)	3,638	(8,227)
Accrued expenses	(2,258)	462	1,144
Other long-term liabilities	2,457	2,471	—

Total adjustments	2,721	14,450	(575)

Net cash provided by operating activities	13,801	22,374	6,983

Cash flows for investing activities:
Purchases of property, plant and equipment	(3,765)	(5,169)	(15,286)
Proceeds on disposal of fixed assets	168	14	23
Maturities of government securities	52,726	10,578	—
Purchases of government securities	(46,468)	(22,118)	(1,642)
Proceeds on sale of marketable securities	—	2,851	—
Acquisition of certain assets of the Cincinnati Brewery	—	—	(4,438)
Purchases of restricted investments	—	—	(625)
Maturities of restricted investments	—	—	1,236

Net cash provided by (used in) investing activities	2,661	(13,844)	(20,732)

Cash flows from financing activities:
Purchase of treasury stock	(9,836)	—	—
Proceeds from exercise of stock options	—	38	577
Proceeds from sale of Investment Shares	87	76	—

Repurchase of Investment Shares	(17)	(7)	—
Principal payments on long-term debt	—	—	(1,875)
(Payment) borrowing of long-term debt	(10,000)	—	10,000

Net cash (used in) provided by financing activities	(19,766)	107	8,702

Net (decrease) increase in cash and cash equivalents	(3,304)	8,637	(5,047)

Cash and cash equivalents at beginning of year	8,650	13	5,060

Cash and cash equivalents at end of year	$ 5,346	$ 8,650	$ 13

Supplemental disclosure of cash flow information:
Interest paid	$ 276	$ 671	$ 687

Taxes paid	$ 8,184	$ 5,083	$ 7,243

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets.

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

Effective March 1, 1997, the Samuel Adams Brewery Company, Ltd., a wholly-owned subsidiary of the Company acquired all of the equipment and other brewery related personal property of an independent brewing company located in Cincinnati, Ohio (the "Cincinnati Brewery ") at a purchase price of approximately $4.4 million, which approximates the fair value of the assets acquired. Substantially all of the acquired assets were brewing, bottling and other fixed assets. The results of operations of the Cincinnati Brewery, since the date of acquisition, are included in the accompanying consolidated financial statements. The pro forma effect of this acquisition was immaterial.

B. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries and the Partnership. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
Revenue is recognized when goods are shipped to customers, less an allowance for estimated returns.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for maintenance, repairs and renewals are charged to expense and major improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Some of

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Summary of Significant Accounting Policies (continued)

the Company's equipment is used by other brewing companies to produce the Company's products under contract (see Note I). The Company considers the life of such assets to be the shorter of 10 years or the life of the contract. Provision for depreciation is computed on the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	3 to 5 years
Plant and machinery	10 years, or the life of the production agreement, whichever is shorter
Office equipment and furniture	3 to 5 years
Leasehold improvements	5 years, or the life of the lease, whichever is shorter

Deposits
The Company recognizes a liability for estimated refundable deposits on kegs and for unclaimed deposits on bottles, which are subject to state regulations. Total redemptions associated with reusable bottles during the years ended December 25, 1999, December 26, 1998 and December 27, 1997 were $1.9 million, $2.1 million and $2.3 million, respectively.

Fair Value of Financial Instruments
As of December 25, 1999 and December 26, 1998, the carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of December 26, 1998, the carrying amount of the Company's long-term debt, including current maturities, approximated fair value as the interest rates on these instruments change with market interest rates.

Advertising and Sales Promotions
Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, were $39.6 million, $35.0 million and $33.4 million, respectively.

Forward Exchange Contracts
The Company's hops contracts are typically denominated in German marks or English pounds, depending on the location of the supplier. Currently, the Company does not hedge the foreign currency risk associated with these contracts. However, in late 1996 and 1997, the Company entered into hedging contracts in efforts to mitigate the risks associated with adverse currency rate fluctuations on foreign currency commitments. These commitments were for terms of less than one year. The foreign currency forward exchange contracts were executed with creditworthy banks and denominated in German marks, English pounds and French francs. The gains and losses relating to these foreign currency exchange contracts were deferred and included in the measurement of the foreign currency transaction subject to the hedge.

Unrealized gains and losses on contracts designated as hedges of existing purchase commitments were recorded as exchange rates fluctuate and included as a component of stockholders' equity. Realized gains and losses were recognized when the contracts were exercised or upon expiration. Losses recorded during fiscal years 1999, 1998 and 1997 totaled $0, $471,000 and $0, respectively. There were no forward exchange contracts outstanding as of December 25, 1999 or December 26, 1998.

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

Earnings Per Share
The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). In accordance with this statement, basic earnings per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding. Dilutive EPS is calculated by dividing net income by the weighted average common shares and potentially dilutive securities outstanding during the period (see Note M).

Comprehensive Income
The Company follows Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement established standards for reporting and displaying comprehensive income and its components. The components of comprehensive income include revenues, expenses, gains and losses that are excluded from net income under current accounting

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Summary of Significant Accounting Policies (continued)

standards, including foreign currency translation items and unrealized gains and losses on certain investments in debt and equity securities. Amounts have been reclassified for prior periods in order to conform with this statement.

The Company has presented the information required by SFAS 130 in the accompanying consolidated statements of stockholders' equity.

Segment Reporting
The Company follows Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting certain information about operating segments of an enterprise. Operating segments are defined based upon the way that management organizes financial information within the enterprise for making operating decisions and assessing performance.

Management organizes financial information by metropolitan market and by product line for purposes of making operating decisions and assessing performance. A key unit of measure used to assess performance and determine the appropriate allocation of resources is distributors' sales volume, or depletions. With the exception of the volume produced at the Cincinnati Brewery under contract arrangement with third parties, the Company has determined that the metropolitan market and product line operating segments share similar long-term financial performance and other economic characteristics. Accordingly, these operating segments have been aggregated as a single operating segment. The volume produced at the Cincinnati Brewery under contract arrangement falls below the quantitative thresholds of SFAS 131 and accordingly, the disclosure requirements of SFAS 131 do not apply to this segment. Substantially all of the Company's sales and assets are within the United States.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement. As issued, SFAS 133 is effective for all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000.

The Company typically enters into commitments to purchase hops that extend five years with various hop growers. These purchase contracts, which extend through crop 2005, are denominated in the foreign currency, respective to the location where the hops are grown. Additionally, the Company enters into commitments to purchase apple juices, which typically extend less than one year and are denominated in a foreign currency. In the event that the Company does not effectively hedge against fluctuations in the respective foreign currency, the impact of the currency fluctuation on the purchase price will be recognized in the income statement. Currently, it is the Company's policy not to hedge against foreign currency fluctuations. Management is currently evaluating the effects that this statement is expected to have on the Company's financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year's presentation.

C. Short-term Investments

The Company's investments in debt securities, which typically mature in one year or less, are held to maturity and are valued at amortized cost, which approximates fair value. The aggregate fair value at December 25, 1999 and December 26, 1998 was $18.5 million and $0, respectively, for investments in US government obligations and corporate debt. The Company's investments in money market funds and marketable equity securities are held for an indefinite period and thus are classified as available-for-sale.

Available-for-sale investments consisted of investments in money market funds backed by United States government securities having a cost (which approximates fair value) of $20.5 million and $45.3 million, as of December 25, 1999 and December 26, 1998, respectively. Unrealized holding losses on such securities, which were deducted from stockholders' equity, were $0 and $1,000 as of December 25, 1999 and December 26, 1998, respectively.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. Short-term Investments (continued)

securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Investments in securities are summarized as follows at December 25, 1999 (in thousands):

	Gross Unrealized Gain/Loss	Fair Value	Amortized Cost

Available for sale securities:
US government obligations	$ —	$ 20,541	$ 20,541

Held-to-maturity securities: US government obligations	—	11,028	11,028
Corporate debt	—	7,430	7,430

	$ —	$ 38,999	$ 38,999

At December 26, 1998, all investments in securities were classified as available-for-sale and carried at fair value, which approximated amortized cost.

Sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (in thousands):

	1999	1998

Sale proceeds	$ —	$ 2,851

Gross realized losses	$ —	$ (1,435)

Gross realized gains	$ —	$ —

D. Inventories

Inventories consist of the following (in thousands):

	December 25, 1999	December 26, 1998

Raw materials, principally hops	$ 14,333	$ 14,464
Work in process	732	778
Finished goods	591	593

	$ 15,656	$ 15,835

E. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 25, 1999	December 26, 1998

Kegs	$ 19,540	$ 18,553
Plant and machinery	19,456	18,120
Office equipment and furniture	4,951	4,209
Leasehold improvements	3,000	2,743

	46,947	43,625
Less accumulated depreciation	20,855	15,460

	$ 26,092	$ 28,165

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded depreciation expense related to these assets of $5.8 million, $5.5 million and $4.5 million for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

F. Accrued Expenses and Long-term Liabilities

Accrued expenses consist of the following (in thousands):

	December 25, 1999	December 26, 1998

Advertising, promotional and selling expenses	$ 2,609	$ 3,187
Hops purchase commitments (see Note I)	--	1,475
Keg deposits	2,422	2,505
Employee wages and reimbursements	1,944	2,449
Accrued freight	1,102	1,670
Other accrued liabilities	4,765	3,814

	$ 12,842	$ 15,100

Long-term liabilities consist of the following (in thousands):

	December 25, 1999	December 26, 1998

Hop purchase commitments (see Note I)	$ 3,309	$ 1,325
Other long term liabilities	2,062	2,118

	$ 5,371	$ 3,443

G. Long-term Debt and Line of Credit

On March 31, 1999, the Company amended its credit facility (originally dated March 21, 1997) and repaid the entire $10.0 million in borrowings outstanding on its then existing facility. As now in effect, the facility provides a $15.0 million revolving line of credit (which expires on March 31, 2004) and an additional $30.0 million facility, borrowings under which convert to a term loan on March 31, 2002. As of December 25, 1999 and December 26, 1998, $0 and $10.0 million was outstanding under the credit facilities as described above.

The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all such covenants as of December 25, 1999.

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. Income Taxes

Income Taxes
Significant components of the Company's deferred tax assets and liabilities as of December 25, 1999 and December 26, 1998 are as follows:

	(in thousands)
	1999			1998

	Current	Long-Term	Total	Current	Long-term	Total
Deferred tax assets:
Incentive/investment unit and option plan	$ 11	$ 447	$ 458	$ 11	$ 471	$ 482
Accrued expenses not currently deductible	661	--	661	2,309	--	2,309
Reserves	1,923	1,341	3,264	2,100	--	2,100
Deferred compensation	--	196	196	--	145	145
Long-term contracts	--	1,000	1,000	--	1,122	1,122
Capital loss carryforward	--	263	263	--	263	263
Other	137	38	175	216	74	290

Deferred tax assets	2,732	3,285	6,017	4,636	2,075	6,711
Less: Valuation allowance	--	(263)	(263)	--	(263)	(263)

Total deferred tax assets	2,732	3,022	5,754	4,636	1,812	6,448
Deferred tax liabilities:
Depreciation	--	(3,430)	(3,430)	--	(2,928)	(2,928)
Other	--	--	--	(125)	--	(125)

Net deferred tax assets (liabilities)	$2,732	$ (408)	$ 2,324	$ 4,511	$(1,116)	$ 3,395

Based upon prior earnings history and expected future taxable income, the Company does not believe that a valuation allowance is required for the net deferred tax asset, except for the asset pertaining to the capital loss carry-forward.

Significant components of the income tax provision (benefit) for income taxes for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 are as follows:

		(in thousands)
	1999	1998	1997
Current:
Federal	$5,483	$ 6,367	$ 3,096
State	1,455	1,994	985

Total current	6,938	8,361	4,081
Deferred:
Federal	748	(1,464)	1,286
State	324	(455)	356

Total deferred	1,072	(1,919)	1,642

Total income tax provision	$8,010	$ 6,442	$ 5,723

	1999	1998	1997
Statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	5.53%	6.96%	6.57%
Meals and entertainment	1.07%	1.30%	2.62%
Valuation allowance on capital loss
carry-forward	--	1.55%	--
Other	.36%	.04%	(1.10%)

	41.96%	44.85%	43.09%

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Commitments and Contingencies

Purchase Commitments
In the normal course of business, the Company enters into various production agreements with brewing companies. These agreements are cancelable by the Company and by the brewing companies with advance written notice. Title to beer products brewed under contract arrangement remains with the brewing company until the brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There was approximately $1.9 million and $2.0 million of raw materials and beer products in process at the brewing companies for which the Company was liable as of December 25, 1999 and December 26, 1998, respectively. Purchases of the Company's finished goods under these contract arrangements for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 were approximately $23.2 million, $32.6 million and $43.1 million, respectively. The reductions of purchases under the contract arrangements are primarily attributed to production being done at the Company's Cincinnati Brewery.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2005, specify both the quantities and prices to which the Company is committed. The prices are denominated in German marks and English pounds sterling. Hop purchase commitments outstanding at December 25, 1999 totaled $23.6 million. Purchases under these contracts for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 were approximately $4.5 million, $8.3 million and $8.9 million, respectively.

The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years the Company's rate of sales growth has declined, resulting in an increase in hops inventory. As a result, existing purchase commitments may exceed projected future needs over the life of such commitments. The Company recorded a provision of $1.4 million and $2.8 million in 1999 and 1998, respectively, to reserve for excess purchase commitments and excess inventory on hand. The Company continues to manage inventory levels in efforts to maximize utilization of hops on hand and hops under commitment. The Company recorded a $1.1 million and $1.2 million charge associated with the cancellation of purchase commitment contracts during the year ended December 25, 1999 and December 26, 1998. There was no reserve for hops contract losses required, or contract cancellation costs incurred in 1997. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management's estimates.

At December 25, 1999, the Company had outstanding purchase commitments of approximately $7.1 million principally related to advertising contracts. The Company's contracts with its supplying breweries periodically require it to make capital contributions in support of brewery operations. Capital contributions at certain brewery locations during the next 12 months are anticipated to be approximately $2.5 million. Additionally, the Company is committed to purchase the land that is occupied by the Cincinnati Brewery, contingent upon the completion of certain events. The estimated net purchase price for the land is $3.0 million, of which $1.8 million has been paid as of December 25, 1999.

Lease Commitments
The Company has various operating lease agreements primarily involving real estate. Terms of the leases include purchase options, renewals and maintenance costs and vary by lease. These lease obligations expire at various dates through 2009.

Minimum annual rental payments under these agreements are as follows:

(in thousands)
2000	$ 894
2001	718
2002	243
2003	234
2004	234
Thereafter	738

$ 3,061

Rent expense for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 was approximately $959,000, $946,000 and $994,000, respectively.

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Commitments and Contingencies (continued)

Litigation
A claim has been asserted against the Company and its subsidiary, Samuel Adams Brewery Company, Ltd., as alleged successors to The Schoenling Brewing Company ("Schoenling"), by the City of Cincinnati, Ohio for closure costs and related remedial response costs for the closure of a City landfill at which Schoenling purportedly disposed of certain materials. Neither the Company nor its subsidiary has ever made use of this landfill. The Company does not believe that it is legally a successor to Schoenling's business and is vigorously contesting the claim. Further, Schoenling has agreed to indemnify the Company with respect to this claim. The Company does not believe that this claim will have a material, adverse effect upon the future results of operations, financial position or cash flows.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

J. Common Stock

Stock Compensation Plan
On November 20, 1995, the Company adopted the Employee Equity Incentive Plan (the "Equity Plan") that provided for the grant of Management Options, Discretionary Options and Investment Shares. The Equity Plan was, in part, the successor to the Partnership's 1995 Management Option Plan, which was, in turn, the successor to a series of the Partnership's Incentive Share Plans. In connection with the Recapitalization, the grants under the Partnership's Incentive Share Plans became grants to acquire Class A Common Stock, subject to the same conversion ratio as applied generally to the conversion of partnership units into shares of stock in the Company. The Equity Plan was amended effective December 19, 1997 to delete the provision that had permitted the grant of Management Options that had been granted at $.01 per share and to provide for an additional 1.0 million authorized shares. The Plan is administered by the Board of Directors, based on recommendations received from the Compensation Committee of the Board of Directors, including grants of Discretionary Options. The Compensation Committee consists of non-employee directors.

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

Information related to the Management Options and Discretionary Options granted under the Equity Plan is as follows:

	Shares	Option Price			Weighted Average Exercise Price

Outstanding at December 28, 1996	1,131,127	$0.01	-	$25.56	$ 8.00
Granted	267,857	$0.01	-	$ 9.53	$ 9.25
Canceled	(61,314)	$0.01	-	$25.56	$15.31
Exercised	(369,958)	$0.01	-	$ 2.00	$ 1.65

Outstanding at December 27, 1997	967,712	$0.01	-	$25.56	$10.32
Granted	94,366	$7.91	-	$11.19	$ 8.34
Canceled	(49,298)	$0.01	-	$20.00	$10.92
Exercised	(42,012)	$0.01	-	$ 2.00	$ 0.88

Outstanding at December 26, 1998	970,768	$0.01	-	$20.69	$10.58
Granted	285,500	$8.22	-	$16.88	$10.08
Canceled	(124,644)	$0.01	-	$20.69	$10.57
Exercised	(15,344)	$0.01	-	$ 0.01	$ 0.01

Outstanding at December 25, 1999	1,116,280	$0.01	-	$20.69	$10.92

Options exercisable were 626,858, 452,062 and 293,658 at December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. Common Stock (continued)

Under the Equity Plan, Investment Shares purchased and vested were as follows:

	As of December 25, 1999	As of December 26, 1998	As of December 27, 1997

Purchased	73,868	57,332	42,539
Vested	42,599	35,823	31,100

The Company has reserved 2.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.9 million and 1.7 million were granted and not cancelled at December 25, 1999 and December 26, 1998, respectively.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 was effective for periods beginning after December 15, 1995. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related interpretations for the Equity Plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)
	1999		1998		1997

	Net Income	Earnings per Share	Net Income	Earnings per Share	Net Income	Earnings per Share
As Reported - Basic	$11,080	$0.54	$7,924	$0.39	$7,558	$0.37
As Reported - Diluted	$11,080	$0.54	$7,924	$0.39	$7,558	$0.37

Pro forma - Basic	$10,583	$0.52	$7,492	$0.37	$7,117	$0.35
Pro forma - Diluted	$10,583	$0.52	$7,492	$0.36	$7,117	$0.35

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	1999	1998	1997

Volatility	38.0%	39.0%	45.0%
Expected life of option	6.5 years	6.5 years	5.5 years to 6.5 years
Risk free interest rate	6.57%	4.80%	5.43% to 7.79%
Dividend yield	0%	0%	0%

The weighted average fair value of stock options granted in 1999, 1998 and 1997 was $4.38, $3.94 and $5.46, respectively.

Because some options vest over several years and additional awards may be made each year, the pro forma amounts above may not be representative of the effects on net income for future years.

The following table summarizes information about stock options outstanding at December 25, 1999:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.01 - $ 0.01	46,730	3.75 years	$0.01	39,878	$0.01
$ 7.91 - $11.22	555,637	8.05 years	$9.13	210,387	$9.26
$12.06 - $16.88	503,913	7.56 years	$13.07	366,593	$12.85
$18.56 - $18.56	10,000	6.40 years	$18.56	10,000	$18.56

$0.01 - $18.56	1,116,280	7.63 years	$10.61	626,858	$10.92

THE BOSTON BEER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

J. Common Stock (continued)

The Company recognized compensation expense of $107,000, $201,000 and $420,000 under the described programs for the years ending December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

Stock Repurchase Program
Effective October 15, 1998, the Board authorized management to implement a stock repurchase program, subject to an aggregate expenditure limitation of $10.0 million. During 1999 and 1998, the Company repurchased 1,319,600 and 0 shares under this program at a cost of $9.8 million and $0 as of December 25, 1999 and December 26, 1998, respectively. Effective January 4, 2000, the Board authorized management to repurchase additional stock, subject to an incremental expenditure limitation of $10.0 million. This authorization increases the stock repurchase program to an aggregate expenditure limitation of $20.0 million.

K. Financial Instruments

In previous years, the Company had entered into forward exchange contracts to reduce exposure relating to currency fluctuations affecting foreign currency denominated commitments. The future value of the contracts and the related currency position were subject to offsetting market risk resulting from foreign currency exchange rate volatility. There were no forward exchange contracts outstanding as of December 25, 1999 or December 26, 1998. The carrying amounts of the contracts and the unrealized loss recognized as a component of Stockholders' Equity totaled $9.3 million and $290,000, respectively, as of December 27, 1997.

L. 401 (k) Savings Plan and Multi-Employer Benefit Plans

During 1993, the Company established the Boston Beer Company 401(k) Savings Plan (the "Plan"). The Plan is a defined contribution plan that covers a majority of the Company's employees. Participants may make voluntary contributions of their annual compensation. The Company made contributions to the Plan in each of the three years ended December 25, 1999, December 26, 1998, and December 27,1997 of $325,000, $363,000 and $356,000, respectively.

The Samuel Adams Local Union #1199 Defined Benefit Pension Plan covers certain hourly paid workers in Cincinnati. The Company contributes approximately $50,000 per year to this plan. Two Multi-Employer Retirement Plans also cover certain hourly paid workers in Cincinnati. The Company contributes approximately $20,000 per year to these plans. The Company's accumulated benefits obligations and plan assets pertaining to such plans are not material to the Company's financial position.

M. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128:

	(in thousands)
	1999	1998	1997

Net income	$11,080	$7,924	$7,558

Shares used in net income per common share - basic	20,413	20,486	20,324
Dilutive effect of potential common shares	46	79	166

Shares used in net income per common share - diluted	20,459	20,565	20,490

Net income per common share - basic	$0.54	$ 0.39	$ 0.37

Net income per common share - diluted	$0.54	$ 0.39	$ 0.37

Options to purchase 1.0 million, 787,000 and 629,000 shares of Class A Common Stock were outstanding but not included in computing diluted EPS because their effects were antidilutive as of December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

N. Valuation and Qualifying Accounts

The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is as follows:

THE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. Valuation and Qualifying Accounts (continued)

	(in thousands)
	Balance at Beginning of Period	Additions (Recovery) Charged to Costs and Expenses	Net Additions (Deductions)	Balance at End of Period
Allowance for Doubtful Accounts
1999	$ 1,309	$ (313)	$ 4	$ 1,000
1998	1,153	246	(90)	1,309
1997	1,930	(617)	(160)	1,153

Deductions from allowance for doubtful accounts represent the write–off of uncollectable balances.

O. Quarterly Results (Unaudited)

In management's opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	For Quarters Ended (in thousands)
	December 25, 1999	September 25, 1999	June 26, 1999	March 27, 1999	December 26, 1998	September 26, 1998	June 27, 1998	March 28, 1998

Barrels sold	298	297	311	268	282	310	324	311

Sales	$49,866	$49,336	$52,575	$45,532	$47,347	$52,205	$53,808	$ 51,660
Less excise taxes	5,271	5,188	5,387	4,682	5,044	5,341	5,848	5,334

Net sales	44,595	44,148	47,188	40,850	42,303	46,864	47,960	46,326
Cost of sales	21,053	18,759	20,508	18,077	20,540	22,686	23,661	22,506

Gross profit	23,542	25,389	26,680	22,773	21,763	24,178	24,299	23,820

Advertising, promotional and selling
expenses	18,838	18,339	17,990	14,768	17,613	17,382	18,393	13,540
General and administrative expenses	2,878	2,819	2,968	2,909	3,248	2,842	3,214	3,224

Total operating expenses	21,716	21,158	20,958	17,677	20,861	20,224	21,607	16,764

Operating income	1,826	4,231	5,722	5,096	902	3,954	2,692	7,056
Other income (expenses), net	722	541	512	440	430	426	1,166	(2,260)

Income before provision for income	2,548	4,772	6,234	5,536	1,332	4,380	3,858	4,796
taxes
Provision for income taxes	1,081	2,004	2,618	2,307	453	1,743	1,526	2,720

Net income	$ 1,467	$ 2,768	$ 3,616	$ 3,229	$ 879	$ 2,637	$ 2,332	$ 2,076

Earnings per share – basic	$ 0.07	$ 0.13	$ 0.18	$ 0.16	$ 0.05	$ 0.13	$ 0.11	$ 0.10

Earnings per share – diluted	$ 0.07	$ 0.13	$ 0.18	$ 0.16	$ 0.05	$ 0.13	$ 0.11	$ 0.10

Weighted average shares – basic	20,056	20,531	20,523	20,513	20,501	20,459	20,489	20,459

Weighted average shares – diluted	20,096	20,579	20,570	20,574	20,580	20,573	20,612	20,551

Item 9.	Changes in and Disagreements with Accountants on Financial Disclosures

None

PART III

Item 10.	Director and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 2000 Annual Meeting to be held on May 30, 2000.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 2000 Annual Meeting to be held on May 30, 2000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 2000 Annual Meeting to be held on May 30, 2000.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 2000 Annual Meeting to be held on May 30, 2000.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The financial statements and financial statement schedules are contained in Item 8 of Part II to this report on Form 10-K.

(b)	During the fourth quarter of the fiscal year ended December 25, 1999, the Registrant filed no Current Reports on Form 8-K.

(c)	Exhibits

Th	e following is a list of exhibits filed as part of this Form 10-K:
Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company's Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164).

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the "Partnership"), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-96162).

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-96164).
	Exhibit No.	Title

	10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

	10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

	10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

	10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

	10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

	10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+	10.10	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+	10.11	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+	10.12	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

	10.13	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+	10.14	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

+	10.15	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company ’s Registration Statement No. 33-96164).

	10.16	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+	10.17	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

	10.18	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

	Exhibit No.	Title

	10.19	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, NA and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

	10.20	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

+	10.21	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

+	10.22	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

+	10.23	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

	10.24	Revolving Credit Agreement between Fleet Bank of Massachusetts, NA and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+	10.25	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+	10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company ’s Form 10-K, filed on March 27, 1998).

	10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

+	10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company ’s Form 10-K, filed on March 27, 1998)

+	10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 27, 1998)

+	10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

	10.31	Extension letters dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

	10.32	Extension letters dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20, 1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on November 4, 1998).

+	10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

	Exhibit No.	Title

	10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

	10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999).

+	10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999).

*	11.1	The information required by exhibit 11 has been included in Note M of the notes to the consolidated financial statements.

	21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

*	23.1	Consent of Arthur Andersen LLP, independent accountants with respect to the Company.

*	23.2	Consent of PricewaterhouseCoopers LLP, former independent accountants with respect to the Company.

*	27.1	Financial Data Schedule (electronic filing only).

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2000.

                  THE BOSTON BEER COMPANY, INC.

                  /s/ C. James Koch
                  Chief Executive Officer, Clerk and Director (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ C. JAMES KOCH	Chief Executive Officer, Clerk and Director (principal executive officer)

/s/ RICHARD P. LINDSAY	Chief Financial Officer (principal accounting and financial officer)

/s/ MARTIN F. ROPER	Director

/s/ PEARSON C. CUMMIN, III	Director

/s/ ROBERT N. HIATT	Director

/s/ JAMES C. KAUTZ	Director

/s/ CHARLES JOSEPH KOCH	Director

/s/ JOHN B. WING	Director