Form 10-Q
period 2000-03-25
BOSTON BEER CO INC
filed 2000-05-09
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	March 25, 2000

OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 1-14092

THE BOSTON BEER COMPANY, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3284048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes X	No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2000:

Class A Common Stock, $.01 par value	14,099,656
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
MARCH 25, 2000

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 25, 2000	December 25, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,358	$ 5,346
Short-term investments	35,830	38,999
Accounts receivable, net of the allowance for doubtful accounts of $925 and $1,000, respectively	19,052	16,246
Inventories	15,876	15,656
Prepaid expenses	901	2,465
Deferred income taxes	2,732	2,732
Other current assets	899	884

Total current assets	79,648	82,328

Equipment and leasehold improvements, net of accumulated depreciation of $21,827 and $20,855, respectively	26,108	26,092
Other assets	4,158	4,310

Total assets	$ 109,914	$ 112,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 9,190	$ 10,659
Accrued expenses	14,108	12,842

Total current liabilities	23,298	23,501

Long-term deferred taxes	408	408

Other long-term liabilities	4,816	5,371

Stockholders' Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,455,956 and 16,423,788 issued and outstanding as of March 25, 2000 and December 25, 1999, respectively	165	164
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and Outstanding as of March 25, 2000 and December 25, 1999	41	41
Additional paid-in-capital	56,910	56,665
Unearned compensation	(235)	(159)
Retained earnings	40,148	36,575
Less: Treasury Stock (2,095,900 shares as of March 25, 2000 and 1,319,600 December 25, 1999) at cost	(15,637)	(9,836)

Total stockholders' equity	81,392	83,450

Total liabilities and stockholders' equity	$ 109,914	$ 112,730

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 25, 2000	March 27, 1999

Sales	$ 49,276	$ 45,532
Less excise taxes	5,019	4,682

Net sales	44,257	40,850
Cost of sales	19,615	18,077

Gross profit	24,642	22,773

Operating expenses:
Advertising, promotional and selling expenses	16,140	14,768
General and administrative expenses	2,983	2,909

Total operating expenses	19,123	17,677

Operating income	5,519	5,096

Other income (expense):
Interest income	514	561
Interest expense	—	(145)
Other income (expense), net	128	24

Total other income	642	440

Income before provision for income taxes	6,161	5,536
Provision for income taxes	2,588	2,307

Net income	$ 3,573	$ 3,229

Earnings per share — basic	$ 0.19	$ 0.16

Earnings per share — diluted	$ 0.19	$ 0.16

Weighted average shares — basic	18,859	20,513

Weighted average shares — diluted	18,905	20,574

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 25, 2000	March 27, 1999

Cash flows from operating activities:
Net income	$ 3,573	$ 3,229
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,477	1,403
Gain on disposal of fixed assets	(89)	(30)
Stock option compensation expense	20	25
Changes in assets and liabilities:
Accounts receivable	(2,749)	(3,147)
Inventory	(220)	(116)
Prepaid expenses	1,564	468
Other current assets	(15)	1,284
Other assets	(13)	(91)
Accounts payable	(1,469)	(3,824)
Accrued expenses	1,266	(150)
Other long-term liabilities	(423)	—

Net cash provided by (used in) operating activities	2,922	(949)

Cash flows for investing activities:
Purchases of property, plant and equipment	(1,515)	(712)
Maturities of short-term investments	16,500	13,813
Purchases of short-term investments	(13,331)	(13,863)
Proceeds on disposal of fixed assets	222	100

Net cash provided by (used in) investing activities	1,876	(662)

Cash flows from financing activities:
Purchase of treasury stock	(5,801)	—
Net proceeds from sale of shares under Investment Share plan	15	15

Net cash (used in) provided by financing activities	(5,786)	15

Net decrease in cash and cash equivalents	(988)	(1,596)

Cash and cash equivalents at beginning of period	5,346	8,650

Cash and cash equivalents at end of period	$ 4,358	$ 7,054

Supplemental disclosure of cash flow information:
Interest paid	$ —	$ 150

Income taxes paid	$ 205	$ 1,030

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and select international markets. The accompanying consolidated financial position as of March 25, 2000 and the results of its consolidated operations and consolidated cash flows for the quarter ended March 25, 2000 and March 27, 1999 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 1999.

Management's Opinion
In the opinion of the Company's management, the Company's unaudited consolidated financial position as of March 25, 2000 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 25, 2000 and March 27, 1999, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.      SHORT-TERM INVESTMENTS

At March 25, 2000, short-term investments consist of money market funds, United States government obligations and high-grade commercial paper. The Company's investments in money market funds are backed by United States government securities and are held for an indefinite period and thus are classified as available-for-sale. The Company's investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and are valued at amortized cost, which approximates fair value. There were no unrealized holding gains or losses on available-for-sale securities.

Amortized cost and fair value for investments in securities are summarized as follows:

	(in thousands)

	March 25, 2000	December 25, 1999

Available-for-sale securities:
US government obligations	$ 26,767	$ 20,541

Held-to-maturity securities:
US government obligations	8,069	11,028
Corporate debt	994	7,430

	$ 35,830	$ 38,999

C.      INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following:

	(in thousands)
	March 25, 2000	December 25, 1999

Raw materials, principally hops	$ 14,254	$ 14,333
Work in process	761	732
Finished goods	861	591

	$ 15,876	$ 15,656

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128.

	For the three months ended (in thousands, except per share data)
	March 25, 2000	March 27, 1999
Net income	$ 3,573	$ 3,229

Shares used in earnings per common share - basic	18,859	20,513
Dilutive effect of common equivalent shares	46	61

Shares used in earnings per common share - diluted	18,905	20,574

Earnings per common share — basic	$ 0.19	$ 0.16

Earnings per common share — diluted	$ 0.19	$ 0.16

E.      COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

For the three months ended (in thousands)
	March 25, 2000	March 27, 1999

Net income	$ 3,573	$ 3,229
Plus: reclassification adjustments for capital losses included in net income, net of tax	—	1

Comprehensive income	$ 3,573	$ 3,230

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows:

For the three months ended (in thousands)
	March 25, 2000	March 27, 1999
Beginning Balance	$ —	$ (1)
Realized loss on marketable equity security	—	1

Ending balance	$ —	$ —

F.      BREWERY TRANSACTIONS

In December 1999, Genesee Brewing Company, Inc. ("Genesee") announced its intentions to sell the brewery in Rochester, New York to City Brewing Company ("City Brewing"). On May 2, 2000, the proposed transaction between Genesee and City Brewing was terminated.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 25, 2000 as compared to the three-month period ended March 27, 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 25, 1999.

RESULTS OF OPERATIONS

Three Months Ended March 25, 2000 compared to Three Months Ended March 27, 1999

For purposes of this discussion, Boston Beer's "core brands" include all products sold under Samuel Adams®, Oregon Original™, HardCore® or BoDEAN's Twisted Tea™ trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager® ("Boston Lager").

Net sales. Net sales increased by $3.4 million or 8.3% to $44.3 million for the three months ended March 25, 2000 from $40.9 million for the three months ended March 27, 1999. The increase is primarily due to an increase in volume of Boston Beer's core brands.

Volume. Total volume increased by 8.3% to 290,000 barrels in the three months ended March 25, 2000 from 268,000 barrels in the three months ended March 27, 1999. Core brands increased by 8.4% to 279,000 barrels for the quarter ended March 25, 2000 from 257,000 barrels for the quarter ended March 27, 1999. The increase in core brands is primarily due to an increase volume of Boston Lager, in addition to volume generated from the initial rollout of a new product, BoDEAN's Twisted Tea. Volume from non-core products was 11,000 barrels for the quarter ended March 25, 2000 and was flat with the same period last year.

Selling Price. The selling price per barrel increased less than 1.0% to $152.58 per barrel for the quarter ended March 25, 2000. This increase is due to normal price increases that were partially offset by changes in the packaging mix.

Significant changes in the packaging mix could have a material effect on sales per barrel. The Company packages its core brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles. The ratio of kegs to bottles increased slightly in core brands, with kegs representing 28.8% of total shipments relating to kegs in the three months ended March 25, 2000 as compared to 28.3% for the same period last year.

Gross Profit. Gross profit was 55.7% as a percentage of net sales or approximately $85.00 per barrel for the quarters ended March 25, 2000 and March 27, 1999. Cost of sales was 44.3% as a percentage of net sales for the quarter ended March 25, 2000 and was consistent with the same period last year.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $1.4 million or 9.3% to $16.1 million for the three months ended March 25, 2000 as compared to $14.8 million for the three months ended March 27, 1999. This increase is primarily due to an increase in freight costs and promotional expenditures. The increase in freight costs was primarily due to fuel surcharges. As a percentage of net sales, advertising, promotional and selling expenses increased slightly to 36.5% for the three months ended March 25, 2000 from 36.2% for the same period last year.

Interest income. Interest income decreased by 8.6% to $514,000 due to a decrease in average cash and short-term investments to approximately $42.3 million during the first quarter 2000 from $53.1 million during the first quarter 1999. The decline of cash and short-term investments was primarily due to the repurchase of Company shares under a repurchase program which began during the fourth quarter in 1999. See Liquidity and Capital Resources for further explanation.

Interest expense. There was no interest expense for the three months ended March 25, 2000 as compared to $145,000 for the three months ended March 27, 1999. There were no amounts outstanding on the $15.0 million revolving line of credit nor the $30.0 million credit facility during the three months ended March 25, 2000.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income (expense), net. Other income (expense), net increased by $104,000 to income of $128,000 for the three months ended March 25, 2000 from income of $24,000 for same period last year. The change is primarily due to a gain recognized from the disposal of fixed assets of $155,000 during the quarter ended March 25, 2000.

Provision for income taxes. The effective income tax rate remained at approximately 42.0% for the three months ended March 25, 2000 and March 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Although cash and short-term investments decreased by $4.1 million to $40.2 million as of March 25, 2000 from $44.3 million as of December 25, 1999, the Company's financial condition continued to be strong during the first quarter of 2000. This decrease was primarily due to the repurchase by the Company of its stock under the stock repurchase program discussed below. During the quarter ended March 25, 2000, the Company repurchased 776,300 shares of its outstanding Class A Common Stock at an aggregate cost of $5.8 million. Cash provided by operating activities of $2.9 million and cash provided by investing activities of $1.9 million for the three months ended March 25, 2000, partially offset the cash used in financing activities.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase program, initially subject to an aggregate expenditure limitation of $10.0 million. In 1999 this limitation was increased to $20.0 million, and on April 14, 2000, the Board increased the aggregate expenditure limitation further to $25.0 million. As of March 25, 2000, the Company had repurchased 2,095,900 shares under this program at an aggregate cost of $15.6 million. As of March 27, 1999, the Company had not repurchased any Company shares.

The Company had cash inflows of $3.2 million resulting from maturities of short-term investments during the quarter ended March 25, 2000 as compared to $50,000 as of March 27, 1999. The Company has historically invested its excess cash in money market funds, short-term treasury and agency bills, and high-grade commercial paper.

With working capital of $56.4 million and $45.0 million in unused bank lines of credit as of March 25, 2000, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Year 2000

The Company believes that it has successfully completed its system remediation efforts regarding date recognition for the year 2000. The total cost incurred related to the year 2000 conversion efforts of its internal systems was approximately $12,000. As of May 9, 2000, the Company has not encountered any problems processing date information in the year 2000. The year 2000 issue has had no material effect on the Company's results of operations, statement of financial position or statement of cash flows for the quarter ended March 25, 2000, nor does the Company anticipate that this issue will have a material effect on its financial position or operations going forward.

Hops Purchase Commitments

The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years the Company's sales growth declined, resulting in an increase in hops inventory. Although sales have increased in the first quarter, existing purchase commitments may exceed projected future needs over the life of such commitments. The Company recorded a charge of $397,000 and $250,000 associated with the cancellation of contracts and the reserve for excess purchase commitments and excess inventory on hand during the quarters ended March 25, 2000 and March 27, 1999, respectively. The Company continues to manage inventory levels in an effort to maximize utilization of hops on hand and hops under commitment.

The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management's estimates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 25, 1999, there have been no significant changes in the Company's exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

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

The Company is a party to other certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

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

†10.10

Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-96164).

†10.11

Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-96164).

†10.12

Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-96164).

10.13	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-96162).

†10.14	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-96164).

†10.15	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-96164).

10.16	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-96162).

†10.17	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-96162).

Exhibit No.	Title

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

†10.21

Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

†10.22	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

†10.23	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

10.24	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company's Form 10-Q, filed on May 12, 1997).

†10.25	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company's Form 10-Q, filed on August 11, 1997).

†10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

†10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998) .

†10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed March 27, 1998).

†10.30	Glass Supply Agreement between The Boston Beer Company and Owens' Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

		Exhibit No.	Title

		10.32	Extension letters, dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20, 1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-Q, filed on November 4, 1998).

†10.33

Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company's Form 10-K, filed on March 25, 1999).

		10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company's Form 10-K, filed on March 25, 1999).

		10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999.

		†10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999.

		*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

		21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

		*27.1	Financial Data Schedule (electronic filing only).

	†	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)			Reports on Form 8-K.

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 25, 2000.

  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  THE BOSTON BEER COMPANY, INC.
  (Registrant)

Date: May 9, 2000	By: /s/ C. James Koch
C. James Koch Chief Executive Officer, (principal executive officer)

Date: May 9, 2000	By:	/s/ Richard P. Lindsay
Richard P. Lindsay Chief Financial Officer, (principal accounting and financial officer)