Form 10-Q
period 2000-06-24
BOSTON BEER CO INC
filed 2000-08-08
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	June 24, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes   X      No

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31 2000:
Class A Common Stock, $.01 par value	14,042,591
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
JUNE 24, 2000

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		PAGE

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets
		June 24, 2000 and December 25, 1999	3

		Consolidated Statements of Operations for the
		Three and Six Months Ended June 24, 2000 and
		June 26, 1999	4

		Consolidated Statements of Cash Flows for the
		Six Months Ended June 24, 2000 and
		June 26, 1999	5

		Notes to Consolidated Financial Statements	6-7

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	8-10

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	11

	Item 2.	Changes in Securities	11

	Item 3.	Defaults Upon Senior Securities	11

	Item 4.	Submission of Matters to a Vote of
		Security Holders	11-12

	Item 5.	Other Information	12

	Item 6.	Exhibits and Reports on Form 8-K	12-15

SIGNATURES			16

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 24, 2000	December 25, 1999

ASSETS
Current Assets:
Cash and cash equivalents	$5,303	$5,346
Short-term investments	35,372	38,999
Accounts receivable, net of the allowance for doubtful accounts of $850 and $1,000, respectively	17,779	16,246
Inventories	17,642	15,656
Prepaid expenses	1,201	2,465
Deferred income taxes	2,732	2,732
Other current assets	1,081	884

Total current assets	81,110	82,328
Equipment and leasehold improvements, net of accumulated depreciation of $23,130 and $20,855, respectively	26,783	26,092
Other assets	4,009	4,310

Total assets	$111,902	$112,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,506	$10,659
Accrued expenses	16,217	12,842

Total current liabilities	24,723	23,501

Long-term deferred taxes	408	408

Other long-term liabilities	4,088	5,371

Stockholders' Equity:
Class A Common Stock, $.01 par value;
22,700,000 shares authorized; 16,458,738 and 16,423,788 issued and outstanding as of June 24, 2000 and December 25, 1999, respectively	165	164
Class B Common Stock, $.01 par value;
4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	56,905	56,665
Unearned compensation	(215)	(159)
Unrealized gain on short-term investments	195	-
Retained earnings	43,691	36,575
Less: Treasury stock
(2,408,700 and 1,319,600 shares as of June 24, 2000 and
December 25, 1999, respectively) at cost	(18,099)	(9,836)

Total stockholders' equity	82,683	83,450

Total liabilities and stockholders' equity	$111,902	$112,730

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended

	June 24,	June 26,	June 24,	June 26,
	2000	1999	2000	1999

Sales	$57,246	$52,575	$106,522	$98,107
Less excise taxes	5,807	5,387	10,826	10,068

Net sales	51,439	47,188	95,696	88,039
Cost of sales	22,216	20,508	41,831	38,585

Gross profit	29,223	26,680	53,865	49,454

Operating expenses:
Advertising, promotional and selling expenses	20,595	17,990	36,735	32,758
General and administrative expenses	3,048	2,968	6,030	5,877

Total operating expenses	23,643	20,958	42,765	38,635

Operating income	5,580	5,722	11,100	10,819

Other income (expense):
Interest income	433	526	947	1,089
Interest expense	-	(3)	-	(148)
Other income (expense), net	94	(11)	222	11

Total other income, net	527	512	1,169	952

Income before provision for income taxes	6,107	6,234	12,269	11,771
Provision for income taxes	2,565	2,618	5,153	4,926

Net income	$3,542	$3,616	$7,116	$6,845

Earnings per share - basic	$0.19	$0.18	$0.38	$0.33

Earnings per share - diluted	$0.19	$0.18	$0.38	$0.33

Weighted average shares - basic	18,264	20,523	18,561	20,518

Weighted average shares - diluted	18,327	20,570	18,614	20,569

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six months ended

	June 24,	June 26,
	2000	1999

Cash flows from operating activities:
Net income	$7,116	$6,845
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,013	2,832
Gain on disposal of fixed assets	(151)	(12)
Recovery of bad debt	(150)	-
Amortization of unearned compensation	40	41
Changes in assets and liabilities:
Accounts receivable	(1,345)	(6,601)
Inventory	(1,986)	(1,583)
Prepaid expenses	1,264	341
Other current assets	(4)	1,071
Other assets	(29)	78
Accounts payable	(2,153)	(4,697)
Accrued expenses	3,375	2,742
Other long-term liabilities	(1,018)	1,997

Net cash provided by operating activities	7,972	3,054

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,693)	(1,318)
Purchases of short-term investments	(19,041)	(31,230)
Proceeds from the sale of short-term investments	22,667	34,750
Proceeds on disposal of fixed assets	284	100

Net cash provided by investing activities	217	2,302

Cash flows from financing activities:
Repurchase of treasury stock	(8,263)	-
Net proceeds from sale of Investment Shares	72	36
Repurchase of Investment Shares	(41)	-
Repayment of debt	-	(10,000)

Net cash used in financing activities	(8,232)	(9,964)

Net decrease in cash and cash equivalents	(43)	(4,608)

Cash and cash equivalents at beginning of period	5,346	8,650

Cash and cash equivalents at end of period	$5,303	$4,042

Supplemental disclosure of cash flow information:
Interest paid	$-	$276

Income taxes paid	$2,275	$3,851

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and select international markets. The accompanying consolidated financial position as of June 24, 2000 and the results of its consolidated operations and consolidated cash flows for the three and six months ended June 24, 2000 and June 26, 1999 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 1999.

Management's Opinion

In the opinion of the Company's management, the Company's unaudited consolidated financial position as of June 24, 2000 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 24, 2000 and June 26, 1999, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.  SHORT-TERM INVESTMENTS

At June 24, 2000, short-term investments consist of mutual funds, United States government obligations and high-grade commercial paper. The Company's investments in mutual funds are backed by United States government securities and are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value with the change in fair value during the period excluded from earnings and recorded as a component of comprehensive income. The Company's investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and are valued at amortized cost, which approximates fair value.

Amortized cost and fair value for investments in securities are summarized as follows (in thousands):
	June 24, 2000	December 25, 1999
Available-for-sale securities: US government obligations	$ 26,997	$ 20,541

Held-to-maturity securities: US government obligations	3,451	11,028
Corporate debt	4,924	7,430

	$ 35,372	$ 38,999

The gross unrealized gain on available-for-sale securities was $195,000 and $0 for the six months ended June 24, 2000 and June 26, 1999, respectively.

C.   INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):
	June 24, 2000	December 25, 1999
Raw materials, principally hops	$ 15,964	$ 14,333
Work in process	814	732
Finished goods	864	591

	$ 17,642	$ 15,656

D.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard (SFAS) 128 (in thousands, except per share data).
	For the three months ended		For the six months ended
	June 24, 2000	June 26, 1999	June 24, 2000	June 26, 1999
Net income	$3,542	$3,616	$7,116	$6,845

Shares used in earnings per common share - basic	18,264	20,523	18,561	20,518
Dilutive effect of common equivalent shares	63	47	53	51

Shares used in earnings per common share - diluted	18,327	20,570	18,614	20,569

Earnings per common share - basic	$0.19	$0.18	$0.38	$0.33

Earnings per common share - diluted	$0.19	$0.18	$0.38	$0.33

E.   COMPREHENSIVE INCOME:

Comprehensive income calculated in accordance with SFAS 130 is as follows (in thousands):
	For the three months ended		For the six months ended
	June 24, 2000	June 26, 1999	June 24, 2000	June 26, 1999

Net income	$3,542	$3,616	$7,116	$6,845

Plus: unrealized gain on available- for-sale securities	195	-	195	-

Comprehensive income	$3,737	$3,616	$7,311	$6,845

Accumulated other comprehensive income calculated in accordance with SFAS 130 is as follows (in thousands):
	For the three months ended		For the six months ended

	June 24, 2000	June 26, 1999	June 24, 2000	June 26, 1999

Beginning Balance	$-	$-	$-	$-
Unrealized gain on available-for-sale-securities	195	-	195	-

Ending balance	$195	$-	$195	$-

F.   BREWERY TRANSACTIONS

The Company has a contract with Genesee Brewing Company, Inc. ("Genesee") to brew certain Samuel Adams® products at the Genesee's brewery in Rochester, New York. In December 1999, Genesee announced its intentions to sell the Rochester brewery to City Brewing Company ("City Brewing"). On May 2, 2000, Genesee announced that the proposed transaction between Genesee and City Brewing was terminated. On June 28, 2000, Genesee announced that a special committee of the Corporation's Board of Directors has been formed to continue to explore strategic alternatives for Genesee Brewing Company, including a proposal for a management lead buyout.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 24, 2000 as compared to the three and six-month periods ended June 26, 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 25, 1999.

RESULTS OF OPERATIONS

For purposes of this discussion, Boston Beer's "core brands" include all products sold under Samuel Adams®, Oregon Original™, HardCore® or BoDean's Twisted Tea™ trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager®.

Three Months Ended June 24, 2000 compared to Three Months Ended June 26, 1999

Net sales. Net sales increased by $4.25 million or 9.0% to $51.4 million for the three months ended June 24, 2000 as compared to the three months ended June 26, 1999. The increase is primarily due to an increase in volume of Boston Beer's core brands.

Volume. Volume increased by 25,000 barrels or 8.0% to 336,000 barrels in the three months ended June 24, 2000 from 311,000 barrels in the three months ended June 26, 1999. Core brands increased by 8.3% to 322,000 barrels for the quarter ended June 24, 2000 from 298,000 barrels for the quarter ended June 26, 1999. The increase in core brands is primarily due to a 3.1% increase in the Company's flagship brand and to volume generated from the introduction of BoDean's Twisted Tea™ in March 2000.

Selling Price. The net selling price increased by approximately 1.0% to $153.17 per barrel for the three months ended June 24, 2000. This increase is primarily due to normal price increases as there were no significant changes in the packaging mix between kegs and bottles. The ratio of kegs to bottles remained consistent in core brands, with kegs representing 29.1% of total shipments relating to kegs for the three months ended June 24, 2000 and June 26, 1999.

Gross Profit. Gross profit and cost of sales as a percentage of net sales were 56.8% and 43.2%, respectively, for the three months ended June 24, 2000, and were consistent with the three months ended June 26, 1999. The gross profit per barrel increased by $1.25 to $87.02 for the three months ended June 24, 2000 as compared to $85.77 for the same period last year. This increase is primarily due to an increase in volume.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $2.6 million or 14.5% to $20.6 million for the three months ended June 24, 2000 as compared to $18.0 million for the three months ended June 26, 1999. As a percentage of net sales, advertising, promotional and selling expenses increased to 40.0% for the three months ended June 24, 2000 as compared to 38.1% for the same period last year. This increase is primarily due to an increase in television advertising, promotional expenditures and to a lesser extent, higher freight costs.

Interest income. Interest income decreased by 17.6% to $433,000 for the three months ended June 24, 2000 as compared to $526,000 for the three months ended June 26, 1999. The decrease is partially due to lower monthly average cash and short-term investments balance of approximately $40.4 million during the three months ended June 24, 2000 as compared to an average balance of $49.0 million during the same period ended June 26, 1999. The lower balances are due to the stock repurchase program discussed below in "Liquidity and Capital Resources."

Additionally, the Company has recorded the change in fair value for its available-for-sale securities as a component of equity, in accordance with SFAS 115, Accounting for Investments. The amount of unrealized gain recorded as a component of equity was $195,000 and $0 for the three months ended June 24, 2000 and June 26, 1999, respectively.

Interest expense. There was no interest expense for the three months ended June 24, 2000 as compared to $3,000 for the three months ended June 26, 1999. There were no amounts outstanding on the Company's existing credit facilities during the three months ended June 24, 2000.

Other income (expense), net. Other income (expense), net, increased by $105,000 to income of $94,000 for the three months ended June 24, 2000 from expense of $11,000 for same period last year. The change is primarily due to a gain recognized from the disposal of fixed assets of $102,000 during the three months ended June 24, 2000.

Six Months Ended June 24, 2000 compared to Six Months Ended June 26, 1999

Net sales. Net sales increased by $7.6 million or 8.7% to $95.7 million for the six months ended June 24, 2000 as compared to the six months ended June 26, 1999. The increase is primarily due to an increase in volume of Boston Beer's core brands coupled with normal price increases.

Volume. Volume increased by 47,000 barrels or 8.1% to 626,000 barrels in the six months ended June 24, 2000 from 579,000 barrels in the six months ended June 26, 1999. Core brands increased by 8.3% to 601,000 barrels for the six months ended June 24, 2000 from 555,000 barrels for the six months ended June 26, 1999. The increase in core brands is primarily due to growth in the Company's flagship brand and to volume generated from the introduction of BoDean's Twisted Tea™.

Selling Price. The net selling price increased by approximately 1.0% to $152.90 per barrel for the six months ended June 24, 2000. This increase primarily is due to normal price increases as there were no significant changes in the packaging mix between kegs and bottles. The ratio of kegs to bottles remained consistent in core brands, with kegs representing 29.3% and 30.0% of total shipments relating to kegs for the six months ended June 24, 2000 and June 26, 1999, respectively.

Gross Profit. Gross profit and cost of sales as a percentage of net sales were 56.3% and 43.7%, respectively, for the six months ended June 24, 2000, and were consistent with the same period last year. The gross profit per barrel increased slightly to $86.06 for the six months ended June 24, 2000 as compared to $85.42 for the same period last year. This increase is primarily due to an increase in volume.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $4.0 million or 12.1% to $36.7 million for the six months ended June 24, 2000 as compared to $32.8 million for the six months ended June 26, 1999. As a percentage of net sales, advertising, promotional and selling expenses increased to 38.4% for the six months ended June 24, 2000 as compared to 37.2% for the same period last year. This increase is primarily due to an increase in television advertising, promotional expenditures and to a lesser extent, higher freight costs.

Interest income. Interest income decreased by 13.0% to $947,000 for the six months ended June 24, 2000 as compared to $1.1 million for the six months ended June 26, 1999. This decrease is partially due to lower monthly average cash and short-term investments balance of approximately $41.7 million during the six months ended June 24, 2000 as compared to $53.1 million during the six months ended June 26, 1999. The lower balances are due to the stock repurchase program discussed below in "Liquidity and Capital Resources."

Additionally, the Company has recorded the change in fair value for its available-for-sale securities as a component of equity, in accordance with SFAS 115, Accounting for Investments. The amount of unrealized gain recorded as a component of equity was $195,000 and $0 for the six months ended June 24, 2000 and June 26, 1999, respectively.

Interest expense. There was no interest expense for the six months ended June 24, 2000 as compared to $148,000 for the six months ended June 26, 1999. The Company repaid the entire $10.0 million in borrowings on March 31, 1999 which was previously outstanding on its credit facility. There were no amounts outstanding on the Company's existing credit facility during the six months ended June 25, 2000.

Other income (expense), net. Other income (expense), net increased by $211,000 to income of $222,000 for the six months ended June 24, 2000 from income of $11,000 for same period last year. The change is primarily due to a gain recognized from the disposal of fixed assets of $192,000 during the six months ended June 24, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continued to be strong during the first half of 2000. Cash and short-term investments decreased to $40.7 million as of June 24, 2000 from $44.3 million as of December 25, 1999. This decrease was primarily due to the repurchase by the Company of its stock under the stock repurchase program. During the six months ended June 24, 2000, the Company repurchased 1,089,100 shares of its outstanding Class A Common Stock at an aggregate cost of $8.3 million.

Cash provided by operating activities of $8.0 million for the six months ended June 24, 2000 partially offset the cash used in financing activities.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase program, initially subject to an aggregate expenditure limitation of $10.0 million. In 1999 this limitation was increased to $20.0 million, and on April 14, 2000, the Board increased the aggregate expenditure limitation further to $25.0 million. As of June 24, 2000, the Company had repurchased 2,408,700 shares under this program at an aggregate cost of $18.1 million. As of June 26, 1999, the Company had not repurchased any Company shares.

Cash provided by operating activities increased by $4.9 million to $8.0 million for the six months ended June 24, 2000 as compared to $3.1 million for the six months ended June 26, 1999. This increase is primarily due to an increase in sales. The Company utilized an additional $2.4 million for purchases of capital equipment during the first half of the year compared to the same period last year.

With working capital of $56.4 million and $45.0 million in unused bank lines of credit as of June 24, 2000, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Hops Purchase Commitments

The Company enters into purchase commitments for hops based upon forecasted future requirements, among other factors. In recent years, excluding the six months ended June 24, 2000, the Company's sales growth declined, resulting in an increase in hops inventory. As a result, existing purchase commitments may exceed projected future needs over the life of such commitments. The Company recorded a charge of $664,000 and $1,138,000 associated with the cancellation of contracts, the reserve for excess purchase commitments and excess inventory on hand during the quarters ended June 24, 2000 and June 26, 1999, respectively. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment.

The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management's estimates

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

		The Company held its Annual Meeting of Stockholders on May 30, 2000. The following items were voted upon at that time.

		"RESOLVED: That C. James Koch, Charles Joseph Koch, Martin F. Roper and John B. Wing be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2001 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

		The results of the vote were, as follows:

		Election of Class A Directors:
			For	Withheld

		Pearson C. Cummin, III	11,801,606	71,703
		Robert N. Hiatt	11,797,700	75,609
		James C. Kautz	11,795,681	77,628

		Mr. C. James Koch, as the sole holder of the Corporation's Class B Common Stock, voted on the election of four (4) Class B Directors.

		"RESOLVED: That C. James Koch, Charles Joseph Koch, Martin F. Roper and John B. Wing be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2001 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

The results of the vote were, as follows:

Election of Class B Directors:

	For	Withheld

C. James Koch	4,107,355	0
Charles Joseph Koch	4,107,355	0
Martin F. Roper	4,107,355	0
John B. Wing	4,107,355	0

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company's Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-96164).

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the "Partnership"), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-96162).

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-96164).

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-96162).

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-1798).

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-96162).

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company's Form 10-K, filed on April 1, 1996).

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued)
Exhibit No.	Title

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-96162).

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company's Form 10-K, filed on April 1, 1996).

+10.10	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-96164).

+10.11	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-96164).

+10.12	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-96164).

10.13	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-96162).

+10.14	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-96164).

+10.15	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-96164).

10.16	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-96162).

+10.17	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-96162).

10.18	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-96164).

10.19	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-96164).

10.20	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued
Exhibit No.	Title

+10.21	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

+10.22	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

+10.23	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

10.24	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company's Form 10-Q, filed on May 12, 1997).

+10.25	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company's Form 10-Q, filed on August 11, 1997).

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998) .

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed March 27, 1998)..

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens' Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc.
(incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

10.32	Extension letters, dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20, 1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-Q, filed on November 4, 1998).

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company's Form 10-K, filed on March 25, 1999).

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued)

Exhibit No.	Title

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company's Form 10-K, filed on March 25, 1999).

+10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999).

10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company's Form 10-Q, filed on May 10, 1999).

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

*27.1	Financial Data Schedule (electronic filing only).

+ Portions of this Exhibit have been omitted pursuant to an application for an oder declaring confidential treatment filed with the Securities and Exchange Commission

(b)                    Reports on Form 8-K.

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 24, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)
Date: August 8, 2000	By:	/s/ C. James Koch

C. James Koch
Chief Executive Officer,
(principal executive officer)

Date: August 8, 2000	By:	/s/ Richard P. Lindsay

Richard P. Lindsay
Chief Financial Officer (principal
accounting and financial officer)