Form 10-Q
period 2000-09-23
BOSTON BEER CO INC
filed 2000-11-06
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ................ to.................

Commission file number: 1-14092

THE BOSTON BEER COMPANY, INC. (Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-3284048
(I.R.S. Employer Identification No.)

75 Arlington Street, Boston, Massachusetts (Address of principal executive offices) 02116 (Zip Code)

(617) 368-5000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes     X     No

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2000:

Class A Common Stock, $.01 par value	12,615,093
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
SEPTEMBER 23, 2000

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 23, 2000	December 25, 1999
ASSETS
Current Assets:

Cash and cash equivalents	$ 9,675	$ 5,346
Short-term investments	36,011	38,999
Accounts receivable, net of the allowance for doubtful accounts of $705 and $1,000, respectively	13,857	16,246
Inventories	18,823	15,656
Prepaid expenses	988	2,465
Deferred income taxes	2,732	2,732
Other current assets	869	884

Total current assets	82,955	82,328

Property, plant and equipment, net of accumulated depreciation of $23,614 and $20,855, respectively	26,285	26,092
Other assets	3,847	4,310

Total assets	$113,087	$112,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 9,530	$ 10,659
Accrued expenses	15,708	12,842

Total current liabilities	25,238	23,501

Long-term deferred taxes	408	408

Other long-term liabilities	3,482	5,371

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,459,793 and 16,423,788 issued and outstanding as of September 23, 2000 and December 25, 1999, respectively	165	164
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and Outstanding	41	41
Additional paid-in-capital	56,879	56,665
Unearned compensation	(183)	(159)
Unrealized gain on short-term investments	339	-
Retained earnings	45,927	36,575
Less: Treasury stock (2,532,100 and 1,319,600 shares as of September 23, 2000 and December 25, 1999, respectively) at cost	(19,209)	(9,836)

Total stockholders’ equity	83,959	83,450

Total liabilities and stockholders’ equity	$113,087	$112,730

The accompanying notes are an integral part of the consolidated financial statements
THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Sales	$51,221	$49,336	$157,744	$147,443
Less excise taxes	5,230	5,188	16,056	15,257

Net sales	45,991	44,148	141,688	132,186
Cost of sales	19,831	18,759	61,662	57,344

Gross profit	26,160	25,389	80,026	74,842

Operating expenses:
Advertising, promotional and selling expenses	20,108	18,339	56,844	51,097
General and administrative expenses	2,935	2,819	8,965	8,695

Total operating expenses	23,043	21,158	65,809	59,792

Operating income	3,117	4,231	14,217	15,050

Other income (expense):
Interest income	514	575	1,462	1,663
Interest expense	-	-	-	(148)
Other income (expense), net	224	(34)	445	(23)

Total other income, ne t	738	541	1,907	1,492

Income before provision for income taxes	3,855	4,772	16,124	16,542
Provision for income taxes	1,619	2,004	6,772	6,929

Net income	$ 2,236	$ 2,768	$ 9,352	$ 9,613

Earnings per share - basic	$ 0.12	$ 0.13	$ 0.51	$ 0.47

Earnings per share - diluted	$ 0.12	$ 0.13	$ 0.51	$ 0.47

Weighted average shares - basic	18,117	20,531	18,407	20,523

Weighted average shares - diluted	18,187	20,579	18,463	20,571

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine months ended
	September 23, 2000	September 25, 1999
Cash flows from operating activities:
Net income	$ 9,352	$ 9,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,653	4,314
Gain on disposal of fixed assets	(260)	(12)
Recovery of bad debt	(225)	-
Amortization of unearned compensation	61	83
Changes in assets and liabilities:
Accounts receivable	2,684	(2,300)
Inventory	(3,167)	(3,317)
Prepaid expenses	1,477	610
Other current assets	62	891
Other assets	(32)	59
Accounts payable	(1,129)	(5,254)
Accrued expenses	2,866	3,082
Other long-term liabilities	(1,493)	1,892

Net cash provided by operating activities	14,849	9,661

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,842)	(1,769)
Purchases of short-term investment s	(24,340)	(42,306)
Proceeds from the sale of short-term investments	27,667	43,415
Proceeds on disposal of fixed assets	284	100

Net cash used in investing activities	(1,231)	(560)

Cash flows from financing activities:
Repurchase of treasury stock	(9,373)	-
Net proceeds from sale of Investment Shares	129	59
Repurchase of Investment Shares	(45)	-
Repayment of debt	-	(10,000)

Net cash used in financing activities	(9,289)	(9,941)

Net increase (decrease) in cash and cash equivalents	4,329	(840)

Cash and cash equivalents at beginning of period	5,346	8,650

Cash and cash equivalents at end of period	$ 9,675	$ 7,810

Supplemental disclosure of cash flow information:

Interest paid	$ -	$ 276

Income taxes paid	$ 4,178	$ 5,862

The accompanying notes are an integral part of the consolidated financial statements

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the “Company”) is engaged in the business of brewing and selling beer, malt beverages and cider products throughout the United States and select international markets. The accompanying consolidated financial position as of September 23, 2000 and the results of its consolidated operations and consolidated cash flows for the three and nine months ended September 23, 2000 and September 25, 1999 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 1999.

Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 23, 2000 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 23, 2000 and September 25, 1999, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.    SHORT-TERM INVESTMENTS

At September 23, 2000, short-term investments consisted of mutual funds, United States government obligations and high-grade commercial paper. The Company’s investments in mutual funds are backed by United States government securities and are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value with the change in fair value during the period excluded from earnings and recorded as a component of comprehensive income. The Company’s investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and are valued at amortized cost, which approximates fair value.

Fair value of investments in securities is summarized as follows (in thousands):

	September 23, 2000	December 25, 1999
Available-for-sale securities:
US government obligations	$27,580	$20,541

Held-to-maturity securities:
US government obligations	4,468	11,028
Corporate debt	3,963	7,430

	$36,011	$38,999

The gross unrealized gain on available-for-sale securities was $339,000 and $0 for the nine months ended September 23, 2000 and September 25, 1999, respectively.

C.    INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	September 23, 2000	December 25, 1999
Raw materials, principally hops	$15,492	$14,333
Work in process	722	732
Finished goods	2,609	591

	$18,823	$15,656

D.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128.

	For the three months ended (in thousands, except per share data)		For the nine months ended (in thousands, except per share data)
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Net income	$2,236	$2,768	$9,352	$9,613

Shares used in earnings per common share - basic	18,117	20,531	18,407	20,523
Dilutive effect of common equivalent shares	70	48	56	48

Shares used in earnings per common share - diluted	18,187	20,579	18,463	20,571

Earnings per common share - basic	$0.12	$0.13	$0.51	$0.47

Earnings per common share - diluted	$0.12	$0.13	$0.51	$0.47

E.    COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with SFAS 130 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Net income	$2,236	$2,768	$9,352	$9,613
Plus: unrealized gain on available-for-sale securities	144	-	339	-

Comprehensive income	$2,380	$2,768	$9,691	$9,613

Accumulated other comprehensive income calculated in accordance with SFAS 130 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Beginning Balance	$195	$-	$-	$-
Unrealized gain on available-for-sale-securities	144	-	339	-

Ending balance	$339	$-	$339	$-

F.    BREWERY TRANSACTIONS

The Company has a contract with Genesee Brewing Company, Inc. (“Genesee”) to brew certain Samuel Adams® products at the Genesee’s brewery in Rochester, New York. In December 1999, Genesee announced its intentions to sell the Rochester brewery to City Brewing Company (“City Brewing”). On May 2, 2000, Genesee announced that the proposed transaction between Genesee and City Brewing was terminated. On August 30, 2000, Genesee announced the approval of an agreement to sell the brewery in a management led buy-out. The Company cannot be certain when, if at all, the proposed transaction will be consummated. The Company does not believe that its results of operations, cash flows or financial position will be materially affected as a result of the sale of Genesee. The Company believes that it would have access to sufficient brewery options to produce the volume that is currently brewed at Genesee. However, a shift in production between plants may result in incremental costs, primarily freight.

G.	SUBSEQUENT EVENTS

On October 13, 2000, the Board increased the aggregate expenditure limitation to repurchase the Company’s stock to $30.0 million. This limitation was then increased further to $35.0 million on October 20, 2000. As of October 30, 2000, the Company repurchased 3.8 million shares under this program at an aggregate cost of $30.5 million.

On October 19, 2000, the Company received service of a complaint alleging trademark infringement arising from the use of the designation “BoDean’s” in connection with its BoDean’s Twisted Tea™ product. Plaintiff has sought damages and an accounting of profits in an unspecified amount. It is too early to determine the likely outcome of this litigation, although the Company does not believe it will have a materially adverse impact on the results of operation, cash flow or financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 23, 2000 as compared to the three and nine-month periods ended September 25, 1999. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 25, 1999.

RESULTS OF OPERATIONS

Three Months Ended September 23, 2000 compared to Three Months Ended September 25, 1999

For purposes of this discussion, Boston Beer’s “core brands” include all products sold under Samuel Adams®, Oregon Original™, HardCore® or BoDean’s Twisted Tea™ trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “ non-core products”. Boston Beer’s flagship brand is Samuel Adams Boston Lager®.

Net sales. Net sales increased by $1.8 million or 4.2% to $46.0 million for the three months ended September 23, 2000 as compared to the three months ended September 25, 1999. The increase is primarily due to an increase in volume of Boston Beer’s core brands coupled with normal price increases.

Volume. Volume increased by 5,000 barrels or 1.7% to 302,000 barrels in the three months ended September 23, 2000 from 297,000 barrels in the three months ended September 25, 1999. This increase was primarily due to an increase in the Company’s flagship brand and to volume generated from the introduction of BoDean’s Twisted Tea™ in March 2000. These increases were slightly offset by the discontinuation of certain year round styles.

Selling Price. The net selling price per barrel increased by approximately 2.4% to $152.52 per barrel for the three months ended September 23, 2000. This increase is primarily due to normal price increases that were slightly offset by the ratio of kegs to bottles. The ratio of kegs to bottles increased by 2.7% in core brands, with kegs representing 32.2% and 29.5% of total barrels shipped for the three months ended September 23, 2000 and September 25, 1999, respectively. The selling price per barrel is lower for kegs than bottles.

Gross Profit. Gross profit as a percentage of net sales slightly decreased by 0.6% to 56.9% for the three months ended September 23, 2000 as compared to 57.5% for the three months ended September 25, 1999. This decrease is primarily due to an increase in the cost of sales. Cost of goods sold slightly increased by 0.6% to 43.1% of net sales for the three months ended September 23, 2000 as compared to 42.5% of net sales for the three months ended September 25, 1999. This increase is attributed to rising inbound freight costs due to fuel surcharges, an increase in depreciation expense due to the purchase of kegs and raw material and corrugated price increases.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $1.8 million or 9.6% to $20.1 million for the three months ended September 23, 2000 as compared to $18.3 million for the three months ended September 25, 1999. As a percentage of net sales, advertising, promotional and selling expenses increased to 43.7% for the three months ended September 23, 2000 as compared to 41.5% for the same period last year. This increase is primarily due to an increase in promotional expenditures and, to a lesser extent, higher outbound freight costs. These increases were slightly offset by a reduction in outdoor advertising spending.

Interest income. Interest income decreased by 10.6% to $514,000 for the three months ended September 23, 2000 as compared to $575,000 for the three months ended September 25, 1999. The decrease is primarily due to a shift in investments to non-interest bearing securities in which the change in fair value is recorded as a component of equity. The amount of unrealized gain recorded as a component of equity was $144,000 and $0 during the three months ended September 23, 2000 and September 25, 1999.

Additionally, the effect of lower monthly average cash and short-term investments balances of approximately $43.2 million during the three months ended September 23, 2000 as compared to an average balance of $44.2 million during the same period ended September 25, 1999, was offset by higher short-term interest rates. The lower cash and investment balances are due to the stock repurchase program discussed below in “ Liquidity and Capital Resources.”

Other income (expense), net. Other income (expense), net increased by $258,000 to income of $224,000 for the three months ended September 23, 2000 from expense of $34,000 for same period last year. The change is primarily due to a gain recognized from the disposal of fixed assets of $171,000 during the three months ended September 23, 2000.

Nine Months Ended September 23, 2000 compared to Nine Months Ended September 25, 1999

Net sales. Net sales increased by $9.5 million or 7.2% to $141.7 million for the nine months ended September 23, 2000 as compared to the nine months ended September 25, 1999. The increase is primarily due to an increase in volume of Boston Beer’s core brands coupled with normal price increases.

Volume. Volume increased by 52,000 barrels or 5.9% to 927,000 barrels in the nine months ended September 23, 2000 from 875,000 barrels in the nine months ended September 25, 1999. This increase was primarily due to an increase in the Company’s flagship brand and to volume generated from the introduction of BoDean’s Twisted Tea™ in March 2000. These increases were slightly offset by the discontinuation of certain year round styles.

Selling Price. The net selling price increased by approximately 1.2% to $152.77 per barrel for the nine months ended September 23, 2000. This increase is primarily due to normal price increases as there were no significant changes in the packaging mix between kegs and bottles. The ratio of kegs to bottles remained consistent in core brands, with kegs representing 30.0% and 29.4% of total shipments relating to kegs for the nine months ended September 23, 2000 and September 25, 1999, respectively.

Gross Profit. Gross profit and cost of sales as a percentage of net sales were 56.5% and 43.5%, respectively, for the nine months ended September 23, 2000, and were consistent with the same period last year. The gross profit per barrel increased slightly to $86.29 for the nine months ended September 23, 2000 as compared to $85.49 for the same period last year. This increase is primarily due to normal price increases.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $5.7 million or 11.2% to $56.8 million for the nine months ended September 23, 2000 as compared to $51.1 million for the nine months ended September 25, 1999. As a percentage of net sales, advertising, promotional and selling expenses increased to 40.1% for the nine months ended September 23, 2000 as compared to 38.7% for the same period last year. This increase is primarily due to an increase in promotional expenditures and, to a lesser extent, higher outbound freight costs.

Interest income. Interest income decreased by 12.1% to $1.5 million for the nine months ended September 23, 2000 as compared to $1.7 million for the nine months ended September 25, 1999. This decrease is primarily due to a shift in investments to non-interest bearing securities in which the change in fair value is recorded as a component of equity. The amount of unrealized gain recorded as a component of equity was $339,000 and $0 for the nine months ended September 23, 2000 and September 25, 1999, respectively.

Additionally, the effect of lower monthly average cash and short-term investments balances of approximately $42.7 million during the nine months ended September 23, 2000 as compared to $48.7 million during the nine months ended September 25, 1999, was partially offset by higher short-term interest rates. The lower cash and investment balances are due to the stock repurchase program discussed below in “Liquidity and Capital Resources.”

Interest expense. There was no interest expense for the nine months ended September 23, 2000 as compared to $148,000 for the nine months ended September 25, 1999. The decline in interest expense is due to the repayment of the $10.0 million outstanding balance under the existing lines of credit on March 31, 1999.

Other income (expense), net. Other income (expense), net increased by $468,000 to income of $445,000 for the nine months ended September 23, 2000 from expense of $23,000 for same period last year. The change is primarily due to a gain recognized from the disposal of fixed assets of $404,000 during the nine months ended September 23, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial condition continued to be strong during the first nine months of 2000. Cash and short-term investments increased to $45.7 million as of September 23, 2000 from $44.3 million as of December 25, 1999. This increase is primarily due to cash provided by operating activities partially offset by cash used for the repurchase of the Company’s stock and to a lesser extent, cash used for the purchase of capital equipment. Cash provided by operating activities increased by $5.2 million to $14.8 million for the nine months ended September 23, 2000, primarily due to working capital timing differences.

Effective October 15, 1998, the Board authorized management to implement a stock repurchase program, initially subject to an aggregate expenditure limitation of $10.0 million. In 1999 this limitation was increased to $20.0 million, then to $25.0 million on April 14, 2000 and in October 2000, the Board increased the aggregate expenditure limitation further to $35.0 million. The Company repurchased 1,212,500 shares of its outstanding Class A Common Stock at an aggregate cost of $9.4 million during the nine months ended September 23, 2000. The Company did not repurchase any Company shares during the same period last year. As of October 30, 2000, the Company had repurchased 3.8 million shares under this program at an aggregate cost of $30.5 million.

The Company utilized an additional $3.1 million for purchases of capital equipment during the first nine months of the year compared to the same period last year. The capital equipment purchased primarily consisted of kegs.

With working capital of $57.7 million and $45.0 million in unused bank lines of credit as of September 23, 2000, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Hops Purchase Commitments

During the early 1990’s, the Company entered into purchase commitments for hops based on forecasted future requirements, among other factors. In the late 1990’s, the Company’s sales growth did not meet the levels previously forecasted, and as a result, the Company experienced an increase in hop inventory and an excess of purchase commitments. As a result, the Company recorded charges of $128,000 and $1.2 million related to the reserve for excess hops inventory and purchase commitments and fees associated with the cancellation of contracts during the nine months ended September 23, 2000 and September 25, 1999, respectively. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment.

The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management’s estimates.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement. As issued, SFAS 133 is effective for all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, an amendment to SFAS 133.

The Company typically enters into commitments to purchase hops that extend five years with various hop growers. These purchase contracts, which extend through crop year 2005, are denominated in the currency of the country in which the hops are grown. Currently, it is the Company’s policy not to hedge against foreign currency fluctuations. Management is currently evaluating the effect that SFAS 133 and SFAS 138 is expected to have on the Company’s financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 25, 1999, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

FORWARD-LOOKING STATEMENTS

In this Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-Q.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The City of Cincinnati had alleged that the Company and/or SABC, as successors to The Schoenling Brewing Company (“Schoenling”), may be liable for costs in connection with the purported disposal of certain material in the landfill by Schoenling. In September 2000, the City advised the Company that it has removed the Company and its subsidiary, Samuel Adams Brewery Company, Ltd. (SABC), from its list of potentially responsible parties who are allegedly responsible for closure costs and related remedial response costs for the cleanup of a City landfill.
On October 19, 2000, the Company received service of a complaint alleging trademark infringement arising from the use of the designation “BoDean’s” in connection with its BoDean’s Twisted Tea™ product. Plaintiff has sought damages and an accounting of profits in an unspecified amount. It is too early to determine the likely outcome of this litigation, although the Company does not believe it will have a materially adverse impact on the results of operation, cash flow or financial position.
The Company is a party to other certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

Item 2.	CHANGES IN SECURITIES
Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

Item 5.	OTHER INFORMATION
Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
Exhibit Index

	Exhibit No.	Title
	3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
	3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).
	4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
	10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued)
(a)	Exhibits (continued)
Exhibit Index (continued)

Exhibit No.	Title

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10.10	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+10.11	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10.12	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

10.13	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33- 96162).

+10.14	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued)
(a)	Exhibits (continued)
Exhibit Index (continued)

Exhibit No.	Title

+10.15	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.16	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10.17	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.18	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

10.19	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.20	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

+10.21	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

+10.22	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

+10.23	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

10.24	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+10.25	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998).

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued)
(a)	Exhibits (continued)
Exhibit Index (continued)

Exhibit No.	Title
+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 27, 1998)..

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.32	Extension letters, dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20, 1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on November 4, 1998).

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997).

*27.1	Financial Data Schedule (electronic filing only).

* Filed with this report.

+ Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: November 7, 2000	By:	/s/ C. James Koch C. James Koch Chief Executive Officer (principal executive officer)

Date: November 7, 2000	By:	/s/ Richard P. Lindsay Richard P. Lindsay Chief Financial Officer (principal financial and accounting officer)