Form 10-K405
period 2000-12-30
BOSTON BEER CO INC
filed 2001-04-02
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $121,728,308 (based on the average price of the Company's Class A Common Stock on the New York Stock Exchange on March 7, 2001). All of the Registrant's Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 7, 2001 there were 12,370,763 shares outstanding of the Company's Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company's Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting to be held on May 22, 2001 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC.
FORM 10-K FOR THE PERIOD ENDED DECEMBER 30, 2000

PART I

Item 1.           Business

General

The Boston Beer Company, Inc. ("Boston Beer" or the "Company") is the largest craft brewer and believes it is the fifth largest brewer overall in the United States. In fiscal 2000, Boston Beer sold 1,192,000 barrels of its proprietary products ("core brands") and brewed 49,000 barrels under contract ("non-core products") for third parties.

The Company produced a total of eighteen beers under the Boston Beer Company name, three beers under the Oregon Beer and Brewing Company name, three cider products under the HardCore Cider Company name and one alternative malt beverage product under the Twisted Tea Brewing Company name during 2000. Boston Beer produces beer, malt beverages, and cider products at Company-owned breweries and under contract. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The contract breweries are located in Lehigh Valley, Pennsylvania, Tumwater, Washington and Rochester, New York.

The Company's principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.

Beer Industry Background

The Company's beer products are primarily positioned in the "Better Beer" category of the beer industry, which includes craft beers and most imports sold at premium prices. Better Beers are full-flavored with higher quality hops, malted barley, yeast and water, but without adjuncts such as rice, corn or stabilizers, and without water dilution used in mass-produced beer.

The Better Beer category is approximately 13% of United States beer consumption and has experienced approximately 10% average compounded annual growth over the last ten years. Samuel Adams Boston Lager® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Heineken and Corona.

During 2000, domestic craft beer sales increased slightly, while the growth of imports continued to increase the market share of the overall Better Beer category. The primary cause for the growth of the Better Beer category is consumers' rediscovery of and demand for more traditional, full-flavored beers. Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed such full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, three major brewers (Anheuser-Busch Inc., Miller Brewing Company, and Coors Brewing Company) comprise approximately 80% of all United States beer shipments.

Although per capita beer consumption in the United States has declined from its peak in the early 1980's, consumption has been increasingly focused on more flavorful or otherwise distinctive beers. In the early 1980's, imported beers from Holland, Germany, Canada, and Mexico met this demand. Beginning in the late 1980's, domestic craft brewers began producing richer, more full-flavored beers, usually sold in small, local geographic markets, and later, through their own brewpubs. When Samuel Adams Boston Lager® was first brewed in 1984, only a handful of craft breweries existed, few of which distributed outside their immediate geographical areas. In response to increased consumer demand for more flavorful beers, the number of craft-brewed beers has increased dramatically. Currently there are over 1,000 craft brewers and brewpubs in the United States. In addition to the many independent brewers, the three major brewers have all entered this craft market, either through developing their own beers or by acquiring, in whole or part, or forming partnerships with, existing craft brewers.

Narrative description of Business

The Company's business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand awareness through point-of-sale, advertising and promotional programs.

In addition, the Company produces products that are positioned in the cider and alternative malt beverage categories of alcoholic beverages. Volume from HardCore® and BoDean's Twisted Tea™ contributes approximately 7% of the Company's total volume.

Products marketed

The Company's product strategy is to create and offer a world-class variety of traditional beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. During 2000, the Company marketed all continuing styles listed below. The Company's Samuel Adams Boston Lager® accounts for the majority of the Company's sales. The following is a list of continuing styles as of December 30, 2000.

Year First Brewed or Introduced
Year-Round Beers
Samuel Adams Boston Lager®	1984
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Triple Bock	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Golden Pilsner	1996
Samuel Adams® I.P.A.	1998
Samuel Adams® Pale Ale	1999

Oregon Beers
Oregon Original™ India Pale Ale	1994

Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams Winter Lager®	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® Spring Ale	1998

Ciders
HardCore® Hard Crisp Cider	1997
HardCore® Golden Cider	2000

Alternative Malt Beverage
BoDean's Twisted Tea™ (re-launched in 2001 as Twisted Tea™)	2000

The Company continuously evaluates the performance of its various beer and cider brands and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Brands discontinued during 2000 include Samuel Adams® White Ale, Samuel Adams® Honey Porter, Samuel Adams® Scotch Ale, Oregon Original™ Raspberry Wheat, Trail Stash™ and HardCore® Black Cider. Certain products discontinued in previous years may be produced for the Company's seasonal variety packs. During 2000, Samuel Adams® Cranberry Lambic and Old Fezziwig® were produced and included in Samuel Adams® Winter Classics variety pack.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 450 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, and other retail outlets. With few exceptions, the Company's products are not the primary brands in the distributor's portfolio. Thus, the Company, in addition to competing with other beers for a share of the consumer's business, competes with other brewers for a share of the distributor's attention, time, and selling efforts.

The Company sells its products predominantly in the United States, but also in Canada, South America, Europe, the Caribbean and the Pacific Rim. During 2000, the Company's largest distributor accounted for approximately 5% of the Company's net sales. No other distributor accounted for more than 3% of the Company's net sales during 2000. In some states, the terms of the Company's contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company's right to terminate the services of its distributors. The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

Boston Beer sells its products through a sales force of approximately 180 people, which the Company believes is the largest of any craft brewer and one of the largest in the domestic beer industry. The Company's sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and consumers. The Company's sales force has a high level of product knowledge and is trained in the details of the brewing and the selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company's beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company's premium pricing strategy and growth.

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

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products. These new products allow the Samuel Adams® drinker to try new styles of malt-based beverages and cider while remaining loyal to the Samuel Adams® brand. In 2000, Boston Beer introduced BoDean's Twisted Tea™ and added a new style to the HardCore® product line, HardCore® Golden Cider. In March 2001, the Company re-launched BoDean's Twisted Tea™ under the new name, Twisted Tea™.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt. The Company purchased the majority of malt used in the production of its beer from two suppliers during 2000. The two-row varieties of barley used in the Company's malt are grown in the United States and Canada.

Hops. The Company buys primarily Noble hops for its Samuel Adams® beers. Noble hops are varieties from specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany, and Bohemian Saaz from the Czech Republic. Noble hops are more rare and more expensive than other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company's ales. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The Company purchases its hops from hops dealers, the largest of which accounted for approximately 50% of annual hop purchases during 2000. The Company's current hop inventory and existing purchase commitments are likely to exceed projected future needs. For further discussion, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Hop Purchase Commitments.

Yeast. The Company maintains a supply of proprietary strains of yeast that it uses in its breweries and supplies to its contract brewers. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains secure supplies in several locations. In addition, the Company's contract brewers maintain a supply of yeasts that are reclaimed from the batches of brewed beer. The contract brewers are obligated by their production contracts to use the Company's proprietary strains of yeasts only to brew the Company's beers and such yeasts cannot be used without the Company's approval to brew any other beers produced at the respective breweries.

Apple Juice Concentrate. The Company purchased apple juice concentrate from a single French and Italian apple juice supplier during 2000. A mixture of these concentrates is used in the production of HardCore® Hard Crisp Cider and Hardcore® Golden Cider. The Company believes that alternative suppliers are available.

Other Ingredients. The Company maintains competitive sources for the supply of other ingredients used in some of its specialty malt-based products.

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

Quality Assurance

As of December 30, 2000, the Company employed ten brew masters and retained a world-recognized brewing authority as a consulting brew master to monitor the Company's contract brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer and cider conforms to the Company's standards. The Company has on-site quality control labs at each brewing location, including a lab at the Boston Brewery.

In order to ensure that its customers enjoy only the freshest beer, the Company includes a "freshness" date on every bottle and keg of its Samuel Adams® and Oregon Original™ products. Boston Beer was among the first craft brewers to use this practice.

Brewing Strategy

The Company believes that its strategy of contract brewing, which utilizes the excess capacity of other breweries, gives the Company flexibility as well as quality and cost advantages over its competitors. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing, and packaging. Furthermore, by brewing in multiple locations, the Company reduces its distribution costs and is better able to deliver fresher beer to its customers than other craft brewers with broad distribution from a single brewery. The Company believes that its breweries and its contract brewers have sufficient capacity to brew anticipated volume for the foreseeable future.

Effective March 1, 1997, the Company, through its wholly-owned subsidiary, Samuel Adams Brewery Company, Ltd. ("SABC"), acquired all of the equipment and other brewery-related personal property of an independent brewing company located in Cincinnati, Ohio (the "Cincinnati Brewery"). Pursuant to the original purchase and sale agreement SABC Realty, Ltd. completed the acquisition of the land and buildings of the Cincinnati Brewery effective November 15, 2000. The Company believes the acquisition of the Cincinnati Brewery complements the contract breweries by providing greater flexibility for brewing production. SABC currently operates the Cincinnati Brewery. The results of operations of the Cincinnati Brewery, since the original date of acquisition of the personal property are included in the accompanying consolidated financial statements.

In addition to the Company's breweries in Boston and Cincinnati, the Company currently has contracts with breweries to produce its products, each of which is described in greater detail below. The Company is charged a per unit rate for the production of its products at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs.

Samuel Adams Brewery Company, Ltd. The Cincinnati Brewery, operated by SABC, produces approximately 40% of the Company's core brands volume as well as 100% of its non-core products volume for customers under contract arrangements.

High Falls Brewing Company, LLC. Throughout 2000, the Company brewed its beer at a brewery located in Rochester, NY (the "Rochester Brewery") under a contract that was entered into in 1997 with The Genesee Brewing Company ("Genesee"). In December 2000, Genesee announced that it had sold the Rochester Brewery to High Falls Brewing Company, LLC ("High Falls"). High Falls has assumed the obligations of Genesee under the Company's production agreement with Genesee.

Pabst Brewing Company. In 1999, Pabst Brewing Company ("Pabst") acquired Stroh Brewing Company ("Stroh") and, as a part of that transaction, assumed Stroh's obligations under its production agreement with the Company. Throughout 2000, the Company brewed its beer under this production agreement at a brewery owned by Pabst in Lehigh Valley, Pennsylvania (the "Lehigh Brewery") and at a brewery owned by The Miller Brewing Company in Tumwater, Washington (the "Tumwater Brewery").

The Boston Brewery. The Company uses the Boston Brewery to develop new types of innovative and traditional products and to supply, in limited quantities, beers for the local market. All of its products are brewed at the Boston Brewery in the course of a year. Product development entails researching market needs and competitive products, sample brewing and market taste testing.

Competition

The Better Beer category of the United States beer market is highly competitive due to the recent gains in market share achieved by imported beers and the number of craft brewers. The Company anticipates competition among craft brewers to remain strong as existing craft brewers retrench to their key markets and core brands. Imported beers have gained market share and increased volumes within the growing Better Beer segment as they continue to compete aggressively in the United States. These competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. The Company believes that it may benefit from the success of the imports, as they educate beer drinkers about the Better Beer segment and increase the pool of Better Beer drinkers. In addition, large domestic brewers have developed or are developing niche brands and are acquiring interests in small brewers to compete in the craft-brewed segment.

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

The Company distributes its products through independent distributors who may also distribute competitors' products. In recent years, certain brewers have introduced new contracts with their distributors. Such contracts impose requirements on distributors that are intended to maximize the wholesalers' attention, time and selling efforts on the brewer's products. These new contracts generally result in increased competition as they may affect the manner in which a distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network and develops programs and tactics intended to best position its products in the market.

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

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company's operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state, or local laws and regulations could result in penalties, fees, suspension, or revocation of permits, licenses, or approvals. There can be no assurance that other or more restrictive laws or regulations will not be enacted in the future.

Licenses and Permits

The Company produces and sells its alcoholic beverages to distributors pursuant to a federal wholesaler's basic permit and a federal brewer's notice. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file an amended notice with the Bureau of Alcohol, Tobacco and Firearms ("BATF") in the event of a material change in the production process, production equipment, brewery's location, brewery's management, or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

On the state and local level, some jurisdictions merely require notice of any material change in the operations, management, or ownership of permit or licensee. Some jurisdictions require advance approvals and require that new licenses, permits, or approvals must be applied for and obtained in the event of a change in the management or ownership of the permit or licensee. State and local laws and regulations governing the sale of beer within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

The BATF permits and registrations can be suspended, revoked, or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations and to notify the BATF of any change (as described above). Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons.

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

Taxation

The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2 million barrels of beer in a calendar year, the federal excise tax is $18.00 per barrel. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beers produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability of these taxes varies by state. Twisted Tea™ is classified as a beer and is taxed accordingly. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Further increases in excise taxes on beer and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of affected products.

Trademarks

The Company has obtained United States Trademark Registrations for several trademarks, including Samuel Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Winter Lager®, Samuel Adams Cherry Wheat®, and HardCore®. The Company has pending trademark applications for its other house marks, Oregon Original™ and Twisted Tea™. The Samuel Adams® trademark and the Samuel Adams Boston Lager® trademark (including the design logo of Samuel Adams) and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its "Samuel Adams" family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. Except as set forth in Item 3 below, the Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements of its marks.

Environmental Regulations and Operating Considerations

The Company's operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that any costs arising from existing environmental laws will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

The City of Cincinnati had alleged that the Company and/or its subsidiary, Samuel Adams Brewery Company, Ltd. ("SABC"), as successors to The Schoenling Brewing Company ("Schoenling"), might be liable for costs in connection with the purported disposal of certain material in a City landfill by Schoenling. In September 2000, Cincinnati advised the Company that it has removed the Company and SABC from its list of potentially responsible parties who are allegedly responsible for closure costs and related remedial response costs for the cleanup of the subject landfill.

Prior to the November 2000 purchase of the land on which the Cincinnati Brewery is located, a portion of the land was subject to environmental remediation to clean up soil contaminated by fuel oil from an underground storage tank which had previously been removed. The clean up was monitored by the State of Ohio and partially funded by the State under its Petroleum Underground Storage Tank Release Compensation Board ("PUSTR"). In May 2000, a "no further action" letter was issued by the State indicating its satisfaction with the completion of the remediation. Although the Company believes there is no further soil contamination, it obtained pollution liability insurance coverage and it received an assignment of PUSTR proceeds. These funds would become available in the event of evidence of further contamination.

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

Employees

During 2000, the Company employed approximately 355 people, of which approximately 70 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, all of which are under contracts expiring over the next two years. The Company believes it maintains a good working relationship with those labor unions and has no reason to believe that a good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2.      Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts and a brewery in Cincinnati, Ohio. The Company also maintains sales and administrative offices in California, Tennessee and Maryland. In 2000, the Company purchased the brewery-related real estate in Cincinnati. The Company leases all of its other facilities. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.      Legal Proceedings

Two complaints were filed against the Company in 2000 relating to its use of the word "BoDean's" in connection with its BoDean's Twisted Tea™ product. Both complainants have sought damages in an unspecified amount. In 2001, the Company re-launched its tea product as Twisted Tea™ in an effort to reposition the product in its category. The Company is in negotiations which it currently anticipates will result in the settlement of both lawsuits. In any event, the Company does not believe either suit, or the two suits in combination, will have a materially adverse impact on the results of operation, cash flow or financial position of the Company.

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the holders of Class A Common Stock of the Company during the fourth quarter ended December 30, 2000. The sole stockholder of Class B Common Stock of the Company, by written consent dated December 21, 2000, ratified the action of the Company's Board of Directors relating to the restructuring of the several wholly-owned subsidiaries of the Company.

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales daily close prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2000	High	Low

First Quarter	$ 7.7500	$ 7.0000
Second Quarter	$ 9.1250	$ 7.3750
Third Quarter	$ 9.5625	$ 8.5000
Fourth Quarter	$ 9.0625	$ 7.5625

Fiscal 1999	High	Low

First Quarter	$11.1250	$ 7.5000
Second Quarter	$ 8.8125	$ 7.5000
Third Quarter	$ 9.6250	$ 7.3750
Fourth Quarter	$ 9.2500	$ 7.0000

There were 16,158 holders of record of the Company’s Class A Common Stock as of March 7, 2001. Excluded in the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 7, 2001, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $9.84.

The Company’s Class B Common Stock is not listed for trading. However, each share of Class B Common Stock is convertible, at any time, at the option of the holder thereof, into one share of Class A Common Stock. As of March 7, 2001, C. James Koch was the sole holder of record of all the Company’s Class B Common Stock then issued and outstanding.

The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share basis, only if and when declared by the Board of Directors of the Company out of funds legally available for payment thereof. Since its inception, the Company has not paid dividends and does not currently anticipate paying dividends on its Class A or Class B Common Stock in the foreseeable future. It should be further noted that under the terms of the existing credit agreement dated March 21, 1997, as amended, the Company is prohibited from paying dividends.

Item 6.      Selected Financial Data

	THE BOSTON BEER COMPANY, INC.
	SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended

	Dec. 30,	Dec. 25,	Dec. 26,	Dec. 27,	Dec. 28,
	2000	1999	1998	1997	1996

	(in thousands, except per share data)
Income Statement Data:
Sales	$212,105	$197,309	$205,020	$209,490	$213,879
Less excise taxes	21,551	20,528	21,567	25,703	22,763

Net sales	190,554	176,781	183,453	183,787	191,116
Cost of Sales	84,057	78,397	89,393	89,998	95,786

Gross Profit	106,497	98,384	94,060	93,789	95,330

Advertising, promotional and selling expenses	77,838	69,935	66,928	69,537	70,131
General and administrative	12,539	11,574	12,528	11,666	12,042

Total operating expenses	90,377	81,509	79,456	81,203	82,173

Operating income	16,120	16,875	14,604	12,586	13,157
Other income (expense), net	2,930	2,215	(238)	695	1,714

Income before provision for income taxes	19,050	19,090	14,366	13,281	14,871
Provision for income taxes	7,811	8,010	6,442	5,723	6,486

Net income	$11,239	$11,080	$7,924	$7,558	$8,385

Earnings per share - basic	$0.62	$0.54	$0.39	$0.37	$0.42
Earnings per share - diluted	$0.62	$0.54	$0.39	$0.37	$0.41

Weighted average shares outstanding - basic (1)	18,056	20,413	20,486	20,324	19,970
Weighted average shares outstanding - diluted (1)	18,109	20,459	20,565	20,490	20,352

Statistical Data:
Barrels sold	1,241	1,174	1,227	1,352	1,213
Net sales per barrel (2)	$154	$151	$150	$136	$158
Employees (2)	355	342	349	335	253
Net sales per employee (2)	$536	$517	$526	$549	$755

Balance Sheet Data:
Working capital	$47,961	$58,827	$53,374	$50,550	$47,769
Total assets	$98,602	$112,730	$122,689	$105,399	$97,115
Total long term obligations	$4,467	$5,779	$4,559	$10,789	$1,800
Total partners'/stockholders' equity	$73,689	$83,450	$82,028	$71,284	$64,831
Dividends	-	-	-	-	-

(1) Reflects weighted average number of common and common equivalent shares of the Class A and Class B Common Stock assumed to be outstanding during the respective periods.

(2) On March 1, 1997, the Company acquired the equipment and other brewery-related personal property and on November 15, 2000, the Company acquired the land and buildings of a brewery in Cincinnati, Ohio.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's beer products compete in what the Company defines as the "Better Beer" category. The defining factors for "Better Beer" includes price, quality, image and taste, and the category includes imports and domestic craft beers. The Company prices its beers at a premium compared to domestic mass-produced beers but at a level consistent with other beers in the Better Beer category. The Company believes that this pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. In addition, the Company produces products that are positioned in the cider and alternative beverage segment of alcoholic beverages.

The Better Beer category is highly competitive due to the recent gains in market share achieved by imported beers and the large number of domestic craft brewers. Certain major domestic brewers have also developed niche brands and are acquiring interests in craft beers. Import brewers and major domestic brewers are able to compete more aggressively as they have substantially greater resources, marketing strength and distribution networks than the Company. As larger import and domestic brewers support their products with extensive advertising and promotions, the Company has experienced increased competition. In addition, although the domestic craft beer industry has recently experienced some consolidation, the Company anticipates competition to remain strong as brewers retrench and focus their marketing efforts on their local key markets and core brands. The described competitive environment has affected the Company's overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, Boston Beer believes that companies that are well positioned in terms of brand equity, marketing and distribution will prosper. With approximately 450 distributors nationwide and the Company's 180 salespeople, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The Company operates with the strategy of contract brewing, which utilizes the excess capacity of other breweries. This strategy provides the Company with flexibility in addition to quality and cost advantages. The Company follows strict guidelines in selecting the appropriate brewery and monitoring the production process in order to ensure that quality and control standards are attained. To complement this strategy, the Company acquired all of the personal property of a brewery in Cincinnati, Ohio in March 1997 and the related land and buildings in November 2000. Management believes that the acquisition of the brewery provides the Company with further stability and flexibility. In 2000, the Company brewed approximately 40% of the Company's products at the Cincinnati brewery and approximately 60% at non-company owned breweries. The Company believes that it will have adequate capacity for the production of its products for the foreseeable future.

The demand for the Company's products is subject to changes in consumers' tastes. Since the Company began brewing beer, consumers' preferences shifted towards more flavorful, higher quality beers increasing the demand for Better Beer products. The Company's product strategy is in line with this trend. The Company cannot predict whether the trend toward full-bodied, more flavorful beers will continue. A change in consumer tastes or in the demand for Better Beer products may affect the Company's future results of operations, cash flows and financial position.

Results of Operations

For purposes of this discussion, Boston Beer's "core brands" include all products sold under the Samuel Adams®, Oregon Original™, HardCore® and Twisted Tea™ trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager®.

The following table sets forth certain items included in the Company's consolidated statements of income as a percentage of net sales:

		Years Ended

	December 30, 2000	December 25, 1999	December 26, 1998

Barrels Sold (in thousands)	1,241	1,174	1,227

	Percentage of Net Sales

Net sales	100.0%	100.0%	100.0%
Cost of sales	44.1%	44.3%	48.7%

Gross profit	55.9%	55.7%	51.3%

Advertising, promotional, and selling expenses	40.8%	39.6%	36.5%
General and administrative expenses	6.6%	6.5%	6.8%

Total operating expenses	47.4%	46.1%	43.3%

Operating income	8.5%	9.6%	8.0%
Other (expense) income, net	1.5%	1.2%	(0.1)%

Income before provision for income taxes	10.0%	10.8%	7.9%
Provision for income taxes	4.1%	4.5%	3.5%

Net income	5.9%	6.3%	4.4%

Year Ended December 30, 2000 compared to Year Ended December 25, 1999

Net Sales. Net Sales increased by $13.8 million or 7.8% to $190.6 million for the year ended December 30, 2000 as compared to $176.8 million for the year ended December 25, 1999. The increase was primarily due to an increase in volume of Boston Beer's core brands.

Volume. Volume increased by 67,000 barrels, or 5.7%, to 1,241,000 barrels for the year ended December 30, 2000 as compared to 1,174,000 barrels for the year ended December 25, 1999. This increase was primarily due to an increase in Samuel Adams Boston Lager® and to volume generated from the introduction of BoDean's Twisted Tea™ in early 2000. These increases were slightly offset by the discontinuation of certain year-round styles.

Net Selling Price. The net selling price per barrel increased approximately 2% or $2.97 to $153.55 per barrel for the year ended December 30, 2000 from $150.58 per barrel for the year ended December 25, 1999. This was primarily due to normal price increases as there were no significant changes in the packaging mix or volume of non-core products.

Significant changes in the packaging mix would have a material effect on net sales. The Company packages its core brands in kegs and bottle. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of kegs to bottles remained consistent in core brands and therefore did not have a significant effect on revenue per barrel in 2000. Kegs represented 30.0% and 29.9% of total shipments for the year ended December 30, 2000 and December 25, 1999, respectively.

Significant changes in the volume of non-core products, which have a lower selling price than core brand products, would have a material effect on net sales. The volume of non-core products declined 1,000 barrels to 49,000 barrels for the year ended December 30, 2000 compared to 50,000 barrels for the year ended December 25, 1999 and therefore did not have a significant effect on revenue per barrel in 2000.

Gross Profit. Gross profit and cost of sales as a percentage of net sales were 55.9% and 44.1%, respectively, for the year ended December 30, 2000, and were consistent with the same period last year. Gross profit increased 8.2% or $8.1 million to $106.5 million for the year ended December 30, 2000 as compared to $98.4 million for the same period of last year. The gross profit per barrel increased $2.01 to $85.81 per barrel for the year ended December 30, 2000 as compared to $83.80 per barrel for the same period last year. This increase was primarily due to normal price increases, which were partially offset by higher cost of goods sold.

Cost of goods sold increased 7.2% or $5.7 million to $84.1 million for the year ended December 30, 2000 as compared to $78.4 million for the same period last year. The increase of approximately $1.00 per barrel was primarily attributed to increases in malt and corrugated material costs, inbound freight costs due to fuel surcharges and depreciation expense due to the purchase of kegs. Additionally, production costs at the Cincinnati Brewery increased due to higher utility costs. These increases were partially offset by lower hop related costs. See "Hops Purchase Commitments" for further discussion.

Advertising, promotional and selling. As a percentage of net sales, advertising, promotional and selling expenses increased slightly to 40.8% for the year ended December 30, 2000 as compared to 39.6% for the same period last year. Advertising, promotional and selling expenses increased by 11.3% or $7.9 million to $77.8 million for the year ended December 30, 2000 as compared to $69.9 million for the year ended December 25, 1999. This increase was primarily due to an increase in promotional expenditures, employee related costs, higher outbound freight costs and media advertising. These increases were slightly offset by decreases in advertising production costs. The increase in employee related costs was due to an increase in the number of sales employees and due to the year ended December 30, 2000 having one extra pay period as compared to December 25, 1999. Outbound freight costs increased due to fuel surcharges.

General and administrative. General and administrative expenses increased by 8.3% or $965,000 to $12.5 million for the year ended December 30, 2000 as compared to the same period last year. The increase was primarily due to an increase in employee related expenditures and to a lesser extent an increase in recruiting costs. The year ended December 30, 2000 had one extra pay period as compared to December 25, 1999, which contributed to the increase in employee related costs. Recruiting costs increased consistent with the competitive nature of the U.S. labor market.

Interest expense. There was no interest expense for the year ended December 30, 2000 as compared to $148,000 for the year ended December 25, 1999. During the year ended December 30, 2000, there were no amounts outstanding on the $45.0 million lines of credit.

Interest income. Interest income decreased by 11.4% or $257,000 to $2.0 million for the year ended December 30, 2000. This decrease was primarily due to a change in the type of investments and to a lesser extent, lower monthly average cash and short-term investments balances slightly offset by higher short-term interest rates.

Other income (expense), net. Other income (expense), net, increased by $824,000 to income of $929,000 for the year ended December 30, 2000 as compared to income of $105,000 for same period last year. The increase is primarily due to a capital gain on a marketable equity security and, to a lesser extent, proceeds from the sale of fixed assets during the year ended December 30, 2000.

During 2000, proceeds from the sale of investments in interest bearing securities were used to purchase marketable equity securities. The Company realized a gain on the sale of marketable equity securities of $453,000 and $0 for the years ended December 30, 2000 and December 25, 1999, respectively. This gain is included in other income for the year ended December 30, 2000.

Provision for income taxes. The Company's effective tax rate decreased to 41.0% for the year ended December 30, 2000 from 42.0% for the year ended December 25, 1999. The decrease in the effective tax rate was due to the partial use of a capital loss carryforward from 1998 against which the Company had previously established a valuation allowance. During 2000, the Company generated a capital gain of $453,000 that offset a portion of the amount carried forward. As of December 30, 2000, the deferred tax asset of $120,000 which relates to the remaining capital loss carry forward is fully reserved.

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

Net Selling Price. The net selling price per barrel increased by $1.10 or less than 1% to $150.58 per barrel for the year ended December 25, 1999. This was due to normal price increases and a decline in sales of non-core products, which have a lower selling price than core brands. These increases were partially offset by changes in the packaging mix of core brands.

Significant changes in the packaging mix would have a material effect on sales. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of kegs to bottles increased only slightly in core brands to 29.9% of total shipments relating to kegs during 1999 from 28.5% in the prior year and therefore did not have a significant effect on revenue per barrel during 1999.

Gross Profit. Gross profit increased to 55.7% as a percentage of net sales or $83.80 per barrel for the year ended December 25, 1999, as compared to 51.3% as a percentage of net sales or $76.66 per barrel for the year ended December 26, 1998. The increase in gross profit was primarily due to a decline in cost of sales. Cost of sales decreased by $6.06 per barrel to 44.3% as a percentage of net sales or $66.80 per barrel for the year ended December 25, 1999, as compared to 48.7% as a percentage of net sales or $72.86 per barrel for the year ended December 26, 1998. This is primarily due to lower costs of certain raw materials and improvements in the production efficiency of the Cincinnati Brewery.

Raw material costs were lower due to new contracts with certain vendors, and continued favorable prices on cyclical items such as corrugated materials and malt. Expenses related to excess hops inventory and purchase commitment contracts amounted to $2.5 million for the year ended December 25, 1999 as compared $4.0 million for the same period last year. See "Hops Purchase Commitments" for further discussion.

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

General and administrative. General and administrative expenses decreased by $954,000 or 7.6% to $11.6 million for the year ended December 25, 1999 as compared to the same period last year. The decrease was primarily due to declines in bad debt expense and legal expenditures. The decline in bad debt expense is a result of continued significant improvements achieved in cash collections during the year ended December 25, 1999. Legal expenditures declined by $233,000 for the year ended December 25, 1999 as compared to the prior year primarily due to a decrease in trademark and regulatory expenses.

Interest expense. Interest expense declined by $486,000 to $148,000 for the year ended December 25, 1999 as compared to $633,000 for the year ended December 26, 1998. The decline in interest expense was due to the repayment on March 31, 1999 of the $10.0 million outstanding balance under the then existing lines of credit. At December 26, 1998, $10.0 million was outstanding under the then existing $30.0 million portion of the lines of credit. See footnote G to the Consolidated Financial Statements for further explanation.

Interest income. Interest income increased by $109,000 to $2.3 million for the year ended December 25, 1999. This increase was due to an increase in average cash and short-term investments from approximately $43.5 million during 1998 to $49.7 million during 1999.

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

Provision for income taxes. The Company's effective tax rate decreased to 42.0% for the year ended December 25, 1999 from 44.8% for the year ended December 26, 1998. The 1998 effective tax rate reflects a $1.4 million loss realized on the sale of a marketable equity security during the second quarter 1998. There was no such activity during 1999. See footnote H to the Consolidated Financial Statements for further explanation.

Liquidity and Capital Resources

The Company's financial condition continued to be strong during 2000. Cash and short-term investments decreased to $35.1 million for the year ended December 30, 2000 from $44.3 million as of December 25, 1999, primarily due to the repurchase of Company stock. During 2000, the Company repurchased 2,587,100 shares under this program at an aggregate cost of $21.2 million. Cash provided by operating activities increased by $3.5 million for the year ended December 30, 2000 as compared to the prior year.

Effective October 15, 1998, the Board of Directors authorized management to implement a stock repurchase program, subject to an aggregate expenditure limitation of $10.0 million. Throughout 1999 and 2000, the Board of Directors increased this limitation and, as of December 30, 2000, the aggregate expenditure limitation authorized by the Board of Directors was $35.0 million. As of December 30, 2000, the Company had repurchased a total of 3,906,700 shares under this program at a cost of $31.0 million.

The Company utilized $5.6 million for the purchase of capital equipment during the year ended December 30, 2000. These purchases primarily consisted of kegs.

With working capital of $48.0 million and $45.0 million in unused bank lines of credit as of December 30, 2000, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewery-Related Transactions

Effective December 15, 2000, The Genesee Brewing Company, Inc. ("Genesee") sold all of its assets to High Falls Brewing Company, LLC ("High Falls"). High Falls assumed Genesee's obligations under the existing brewing contract between the Company and Genesee. Genesee has guaranteed High Fall's performance under the production agreement for three years. The change in ownership is not expected to have a material impact on the Company's results of operations, statement of financial position or cash flows over the short–term or long–term.

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. The Company enters into purchase commitments with hop suppliers to ensure adequate supplies of these varieties, based on forecasted future hop requirements, among other factors. With the unexpected decline in sales experienced in the late 1990's, discontinuation of certain beer styles, improvement of the Company's manufacturing processes and higher brewing values in recent crops, the Company has experienced an increase in hop inventory and an excess of purchase commitments. At the same time, there has also been a decline in the current market prices of hops estimated to be between 20% and 80% of the Company's historical costs, which appears to be due to certain hop varieties exceeding normal demand and to changes in foreign exchange rates. These declines appear to be non-temporary in nature and thus challenge the Company's ability to further reduce its excess hop inventories and purchase commitments at reasonable penalties. As a result of these various factors, the Company recorded charges of $530,000 and $1.1 million related to the reserve for excess hops inventory and purchase commitments and fees associated with the cancellation of contracts during the year ended December 30, 2000 and December 25, 1999, respectively. There were no such charges for the year ended December 26, 1998.

The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management's estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company's accounting policy on hops purchase commitments is to recognize a loss by establishing a reserve to the extent estimated commitments exceed forecasted needs. The loss recognized is equivalent to the estimated cost of canceling the excess contracts. No losses are recognized on hops that will be used in production since the difference between the spot price of hops and the contracted price is more than offset by the margin on the ultimate sale of the Company's products. To the extent management decides to cancel hops purchase commitments in the future (beyond those presently reserved for), additional losses, which could be material, would be recorded at that time. No decisions have been made as to whether or to what extent additional contracts will be canceled.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement. In May 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133", which amended SFAS No. 133 and added guidance for certain derivative instruments and hedging activities. The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value. In addition, the Emerging Issues Task Force ("EITF") has issued a number of derivative related tentative and final consensuses.

The Company typically enters into commitments to purchase hops that extend six years with various hop growers. These purchase contracts, which extend through crop year 2005, are denominated in the currency of the country in which the hops are grown. The Company believes that its purchase commitment contracts are excluded from the scope of SFAS No. 133. The adoption of SFAS No. 133, SFAS No. 138 and the EITF consensuses did not have a material impact on either the Company's financial position or its results from operations.

The Securities and Exchange Commission has published Staff Accounting Bulletin No. 101 ("SAB") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 identifies basic criteria that must be met before registrants can record revenue. SAB No. 101 is effective for all fiscal years beginning no later than December 15, 1999. The Company's revenue recognition policy satisfies the criteria required under SAB No. 101 and no change in accounting policy was necessary in order comply with this accounting bulletin.

In 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". The adoption of Issue No. 00-14 in 2001 will result in the reclassification of certain sales incentives from advertising, promotional and selling expenses to net sales. The Company has not yet determined the amount of such reclassifications, but does not expect the adoption of this consensus to have a material impact on its results from operations.

Other Risks and Uncertainties

In 1999, the City of Cincinnati alleged that the Company and/or its subsidiary, Samuel Adams Brewery Company, Ltd. ("SABC") might be liable for costs in connection with the purported disposal of certain material in a City landfill by the previous owner of the brewery, the Schoenling Brewing Company. In September 2000, the City advised the Company that it has removed the Company and SABC from its list of potentially responsible parties who are allegedly responsible for closure costs and related remedial response costs for the cleanup of the subject landfill.

Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company's results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company's operating income, cash flows and financial position, include but are not limited to (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Boston Lager and seasonal beers due to increased competition; (3) more rapid decline than anticipated in Oregon OriginalTM beers and other Samuel Adams® year-round styles (4) an unexpected decline in the brewing capacity available to the Company; (5) increased advertising and promotional expenditures that are not followed by higher sales volume; (6) higher-than-planned costs of operating the Cincinnati Brewery; (7) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (8) world hop market conditions affecting the Company's ability to buy or sell hops or cancel existing excess hop commitments; (9) poor weather conditions, resulting in an inadequate supply of raw materials that are agriculturally grown; (10) adverse fluctuations in foreign currency exchange rates; (11) changes in control or ownership of the current distribution network which leads to less support of the Company's products; and (12) increases in the costs of distribution.

The Company continues to brew its Samuel Adams Boston Lager® at each of its brewing facilities, but at any particular time may rely on only one supplier for its products other than Boston Lager. The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary.

In the event of a labor dispute, governmental action, a sudden closure of one of the contract breweries or other events that would prevent either the Cincinnati Brewery or any of the contract breweries from producing the Company's beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company's results of operations, cash flows and financial position.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to the impact of fluctuations in foreign exchange rates. The Company does not enter into derivatives or other market risk sensitive instruments for the purpose of speculation or for trading purposes. Market risk sensitive instruments include derivative financial instruments, other financial instruments and derivative commodity instruments. Such instruments that are exposed to rate or price changes should be included in the sensitivity analysis disclosure. The Company does not enter into derivative commodity instruments (i.e. futures, forwards, swaps, options, etc.).

The Company enters into hops purchase contracts in foreign denominated currencies, as described above under "Hops Purchase Commitments". The purchase price changes as foreign exchange rates fluctuate. Currently, it is not the Company's policy to hedge against foreign currency fluctuations.

Sensitivity Analysis
The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. The estimated potential loss in pretax earnings from a potential one-day adverse fluctuation in foreign currency exchange rates as of December 30, 2000 and December 25, 1999 are $1.4 million and $2.5 million, respectively.

It should be noted that the potential earnings impact from fluctuations in foreign currency exchange rates relates to contracts that extend six years. Therefore, the above reflects the maximum potential pretax earnings impact over a six-year period, under current accounting principles.

There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.

On March 31, 1999, the Company repaid the entire $10.0 million in borrowings outstanding on its then existing facility. As of December 30, 2000, the Company had no amounts outstanding under its current $45.0 million lines of credit.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 12, 2001

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30, 2000	December 25, 1999
Assets
Current Assets:
Cash and cash equivalents	$ 6,256	$ 5,346
Short-term investments	28,858	38,999
Accounts receivable, net of allowance for doubtful accounts
of $625 and $1,000, as of December 30, 2000 and
December 25, 1999, respectively	12,593	16,246
Inventories	15,739	15,656
Prepaid expenses	1,619	2,465
Deferred income taxes	2,415	2,732
Other current assets	927	884

Total current assets	68,407	82,328

Property, plant and equipment, net of accumulated depreciation of $24,906 and $20,855, as of December 30, 2000 and December 25, 1999, respectively	27,047	26,092
Goodwill, net of accumulated amortization of $16 and $0, as of December 30, 2000 and December 25, 1999, respectively	1,477	-
Other assets	1,671	4,310

Total assets	$ 98,602	$ 112,730

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 6,506	$ 10,659
Accrued expenses	13,940	12,842

Total current liabilities	20,446	23,501

Long-term deferred income taxes	1,833	408
Other long-term liabilities	2,634	5,371

Stockholders' Equity:
Class A Common Stock, $.01 par value;
22,700,000 shares authorized; 16,458,857 and 16,423,788 issued as of December 30, 2000 and December 25, 1999, respectively	165	164
Class B Common Stock, $.01 par value;
4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in capital	56,859	56,665
Unearned compensation	(156)	(159)
Retained earnings	47,814	36,575
Less: Treasury stock
3,906,700 and 1,319,600 shares as of December 30, 2000 and December 25, 1999, respectively at cost	(31,034)	(9,836)

Total stockholders' equity	73,689	83,450

Total liabilities and stockholders' equity	$ 98,602	$ 112,730

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

For the Years Ended

December 30,
2000

December 25, 1999

December 26, 1998

Sales

$212,105

$197,309

$205,020

Less excise taxes

21,551

20,528

21,567

        Net sales

190,554

176,781

183,453

Cost of sales

84,057

78,397

89,393

        Gross profit

106,497

98,384

94,060

Operating expenses:

Advertising, promotional and selling expenses

77,838

69,935

66,928

General and administrative expenses

12,539

11,574

12,528

        Total operating expenses

90,377

81,509

79,456

Operating income

16,120

16,875

14,604

Other income (expense):

Interest income

2,001

2,258

2,149

Interest expense

-

(148)

(633)

Other income (expense), net

929

105

(1,754)

        Total other income (expense)

2,930

2,215

(238)

Income before provision for income taxes

19,050

19,090

14,366

Provision for income taxes

7,811

8,010

6,442

Net income

$11,239

$11,080

$7,924

Net income per common share - basic

$0.62

$0.54

$0.39

Net income per common share - diluted

$0.62

$0.54

$0.39

Weighted average number of common shares - basic

18,056

20,413

20,486

Weighted average number of common shares - diluted

18,109

20,459

20,565

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended December 30, 2000, December 25, 1999 and
December 26, 1998
(in thousands)

	Class A Common Shares	Class A Common Stock	Class B Common Shares	Class B Common Stock

Balance December 27, 1997	16,338	$163	4,107	$41
Unearned compensation
Forfeiture of unvested stock options
Stock options exercised	56	1
Repurchase of Investment Shares
Amortization of unearned compensation
Realized loss on short-term investments
Realized loss on forward exchange contract
Total fiscal 1998 comprehensive income

Balance December 26, 1998	16,394	164	4,107	41

Net income
Unearned compensation
Stock options exercised	32
Net purchases of Investment Shares	(2)
Amortization of unearned compensation
Realized loss on short-term investments
Purchase of Treasury Stock	(1,320)
Total fiscal 1999 comprehensive income

Balance December 25, 1999	15,104	164	4,107	41
Net income
Unearned compensation
Stock options exercised	9
Net purchases of Investment Shares	26	1
Amortization of unearned compensation
Purchase of Treasury Stock	(2,587)
Total fiscal 2000 comprehensive income

Balance December 30, 2000	12,552	$165	4,107	$41

THE BOSTON BEER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended December 30, 2000, December 25, 1999 and
December 26, 1998
(in thousands)

	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity	Comprehensive Income

Balance December 27, 1997	$ 56,445	$ (423)	$ (2,513)	$ 17,571	$ -	$ 71,284
Net income				7,924		7,924	7,924
Unearned compensation	117	(41)				76
Forfeiture of unvested stock options	(40)	40				-
Stock options exercised	37					38
Repurchase of Investment Shares	(11)	4				(7)
Amortization of unearned compensation		201				201
Realized loss on short-term investments			2,222			2,222	2,222
Realized loss on forward exchange contract			290			290	290

Total fiscal 1998 comprehensive income							10,436

Balance December 26, 1998	56,548	(219)	(1)	25,495	-	82,028
Net income				11,080		11,080	11,080
Unearned compensation	139	(52)				87
Stock options exercised						-
Net purchases of Investment Shares	(22)	5				(17)
Amortization of unearned compensation		107				107
Realized loss on short-term investments			1			1	1
Purchase of Treasury Stock					(9,836)	(9,836)

Total fiscal 1999 comprehensive income							11,081

Balance December 25, 1999	56,665	(159)	-	36,575	(9,836)	83,450
Net income				11,239		11,239	11,239
Unearned compensation	271	(96)				175
Stock options exercised						-
Net purchase of Investment Shares	(62)					(61)
Amortization of unearned compensation	(15)	99				84
Purchase of Treasury stock					(21,198)	(21,198)

Total fiscal 2000 comprehensive income							$ 11,239

Balance December 30, 2000	$ 56,859	$ (156)	-	$47,814	$(31,034)	$ 73,689

THE BOSTON BEER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years ended

December 30,

December 25,

December 26,

2000

1999

1998

Cash flows from operating activities:

Net income

$11,239

$ 11,080

$ 7,924

Adjustments to reconcile net income to net cash provided
    by operating activities:

Depreciation and amortization

6,442

5,907

5,232

(Gain) Loss on sale of marketable equity security

(453)

-

1,435

Gain on disposal of fixed assets

(422)

(116)

(67)

Bad debt (recovery) expense

(225)

(313)

246

Deferred income taxes

1,742

1,072

(1,919)

Stock option compensation expense

84

107

201

Changes in assets and liabilities:

Accounts receivable

3,840

(3,865)

4,246

Inventories

(83)

179

(2,160)

Prepaid expenses

761

(1,340)

3,219

Other current assets

(23)

1,156

(439)

Other assets

(86)

78

(2,115)

Accounts payable

(4,153)

(343)

3,638

Accrued expenses

881

(2,258)

462

Other long-term liabilities

(2,208)

2,457

2,471

Net cash provided by operating activities

17,336

13,801

22,374

Cash flows for investing activities:

Purchases of property, plant and equipment

(5,602)

(3,765)

(5,169)

Proceeds on disposal of fixed assets

565

168

14

Maturities of interest bearing securities

38,177

52,726

10,578

Purchases of interest bearing securities

(28,037)

(46,468)

(22,118)

Proceeds on sale of marketable securities

10,463

-

2,851

Purchases of marketable securities

(10,010)

-

-

Acquisition of Cincinnati Brewery land and building

(897)

-

-

Net cash provided by (used in) investing activities

4,659

2,661

(13,844)

Cash flows from financing activities:

Purchase of treasury stock

(21,198)

(9,836)

-

Proceeds from exercise of stock options

-

-

38

Proceeds from sale of Investment Shares

175

87

76

Repurchase of Investment Shares

(62)

(17)

(7)

Payment of long-term debt

-

(10,000)

-

Net cash (used in) provided by financing activities

(21,085)

(19,766)

107

Net increase (decrease) in cash and cash equivalents

910

(3,304)

8,637

Cash and cash equivalents at beginning of year

5,346

8,650

13

Cash and cash equivalents at end of year

$ 6,256

$ 5,346

$ 8,650

Supplemental disclosure of cash flow information:

Interest paid

$ -

$ 276

$ 671

Taxes paid

$ 5,329

$ 8,251

$ 5,083

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

Prior to December 31, 2000, the Company conducted its operations principally through Boston Beer Company Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and certain other directly or indirectly wholly-owned subsidiaries. On November 20, 1995, in connection with the initial public offering of the Company's Class A Common Stock effected that date, the Company acquired certain limited partner interests in the Partnership and all of the outstanding capital stock of certain corporate partners, including the general partner, in exchange for 12,534,385 shares of the Company's Class A Common Stock and 4,107,355 shares of the Company's Class B Common Stock. All of the Class B shares were issued to C. James Koch, the sole stockholder of the Partnership's general partner.

Effective December 31, 2000 the Company reorganized its corporate structure and began operating under a newly formed, wholly-owned subsidiary, Boston Beer Corporation, a Massachusetts corporation. Other subsidiaries were merged into the Company and the Partnership distributed its assets and obligations to Boston Beer Corporation. This change did not affect the Company's results of operations, financial position or cash flows.

In March 1997, the Samuel Adams Brewery Company, Ltd. ("SABC") acquired all of the brewery related personal property of a brewery in Cincinnati, Ohio (the "Cincinnati Brewery"). The acquisition has been accounted for as a purchase under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". The brewery related property was acquired at a purchase price of $4.4 million, which exceeded fair market value. In November 2000, SABC Realty, Ltd. ("SABC Realty"), a newly organized wholly-owned subsidiary of the Company, purchased the land and buildings of the Cincinnati Brewery for an additional $3.0 million under the terms originally agreed upon in March 1997. The total cost of the Cincinnati Brewery exceeded the fair value of net assets acquired by $1.5 million. The excess cost has been recorded as goodwill and is being amortized using a straight-line method over 15 years. The results of operations of the Cincinnati Brewery have been included in the accompanying consolidated financial statements since the date of acquisition of the personal property .

B.      Summary of Significant Accounting Policies

Fiscal Year
The Company's fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The period for 2000 consisted of fifty-three weeks. The periods for 1999 and 1998 consisted of fifty-two weeks.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
The Securities and Exchange Commission has published Staff Accounting Bulletin No. 101 ("SAB") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 identifies basic criteria that must be met before registrants can record revenue. SAB No. 101 is effective for all fiscal years beginning no later than December 15, 1999. The Company's revenue recognition policy satisfies the criteria required under SAB No. 101 and no change in accounting policy was necessary in order to comply with this accounting bulletin. In accordance with SAB No. 101, the Company recognizes revenue when goods are shipped to customers. Additionally, the Company records an allowance for estimated returns, in compliance with Statement of Financial Accounting Standard ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists".

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

Shipping and handling costs
Costs incurred for the shipping of finished goods, which are included as advertising, promotional and selling expenses were $12.9 million and $10.8 million for the year ended December 30, 2000 and December 25, 1999, respectively.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for maintenance, repairs and renewals are charged to expense and major improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Some of the Company's equipment is used by other brewing companies to produce the Company's products under contract (see Note I). The Company considers the life of such assets to be the shorter of 10 years or the life of the contract. Provision for depreciation is computed on the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	3 to 5 years
Plant and machinery	10 years, or the life of the production agreement, whichever is shorter
Office equipment and furniture	3 to 5 years
Leasehold improvements	5 years, or the life of the lease, whichever is shorter
Building	15 years

Amortization of Goodwill
Goodwill represents the excess of the cost of the Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition in November 2000. Goodwill is being amortized using the straight-line method over its estimated life of 15 years in accordance with the provisions in APB Opinion No. 17, "Intangible Assets". Amortization expense charged to operations for 2000 and 1999 was $16,000 and $0, respectively.

Deposits
The Company recognizes a liability for estimated refundable deposits on kegs and for unclaimed deposits on bottles, which are subject to state regulations. Total redemptions associated with reusable bottles during the years ended December 30, 2000, December 25, 1999 and December 26, 1998 were $1.8 million, $1.9 million and $2.1 million, respectively.

Fair Value of Financial Instruments
As of December 30, 2000 and December 25, 1999, the carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments

Advertising and Sales Promotions
Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, were $41.5 million, $39.6 million and $35.0 million, respectively.

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

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.      Summary of Significant Accounting Policies (continued)

Forward Exchange Contracts (continued)
Unrealized gains and losses on contracts designated as hedges of existing purchase commitments were recorded as exchange rates fluctuate and included as a component of stockholders' equity. Realized gains and losses were recognized when the contracts were exercised or upon expiration. There were no losses recorded in the fiscal years 2000 and 1999. Losses recorded during fiscal year 1998 totaled $471,000. There were no forward exchange contracts outstanding as of December 30, 2000 or December 25, 1999.

Income Taxes
Federal and State income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled (see Note H).

Stock-Based Compensation
The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation" and related interpretations for the Equity Plan and the Non-Employee Plan.

Earnings Per Share
The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". In accordance with this statement, basic earnings per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding. Dilutive EPS is calculated by dividing net income by the weighted average common shares and potentially dilutive securities outstanding during the period (see Note L).

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

Management organizes financial information by product line for purposes of making operating decisions and assessing performance. A key unit of measure used to assess performance and determine the appropriate allocation of resources is distributors' sales volume, or depletions. With the exception of the volume produced at the Cincinnati Brewery under contract arrangement with third parties, the Company has determined that the product line operating segments meet all of the aggregation criteria as defined by SFAS 131. Accordingly, these operating segments have been aggregated as a single operating segment. The volume produced at the Cincinnati Brewery under contract arrangement falls below the quantitative thresholds of SFAS 131 and accordingly, the disclosure requirements of SFAS 131 do not apply to this segment. Substantially all of the Company's sales and assets are within the United States.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair market value of the underlying derivative will be recognized currently in the income statement. In May 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (continued)
Instruments and Hedging Activities-An Amendment of FASB Statement No. 133", which amended SFAS No. 133 and added guidance for certain derivative instruments and hedging activities. In addition, the Emerging Issues Task Force ("EITF") has issued a number of derivative related tentative and final consensuses.

The Company typically enters into commitments to purchase hops that extend six years with various hop growers. These purchase contracts, which extend through crop year 2005, are denominated in the currency of the country in which the hops are grown. The Company believes that its purchase commitment contracts are excluded from the scope of SFAS No. 133. The adoption of SFAS No. 133, SFAS No. 138 and EITF consensuses did not have a material impact on either the Company's financial position or its results from operations.

In 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". The adoption of Issue No. 00-14 in 2001 will result in the reclassification of certain sales incentives from advertising, promotional and selling expenses to net sales. The Company has not yet determined the amount of such reclassifications, but does not expect the adoption of this consensus to have a material impact on its results from operations.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year's presentation.

C.      Short-term Investments

The Company's investments in debt securities, which typically mature in one year or less, are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value at December 30, 2000 and December 25, 1999 was $9.4 million and $18.5 million, respectively, for investments in US government obligations and corporate debt.

Available-for-sale investments consisted of investments in mutual funds backed by United States government securities having a cost (which approximates fair value) of $19.5 million and $20.5 million, as of December 30, 2000 and December 25, 1999, respectively. Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Sales proceeds and gross realized gains and losses on non-interest bearing securities classified as available-for-sale for the years ended December 30, 2000 and December 25, 1999 were (in thousands):

	2000	1999

Sale proceeds	$10,463	$-

Gross realized losses	$-	$-

Gross realized gains	$453	$-

D.      Inventories

Inventories for the years ended December 30, 2000 and December 25, 1999 consisted of the following (in thousands):

	2000	1999

Raw materials, pricipally hops	$14,076	$14,333
Work in process	782	732
Finish goods	881	591

	$15,739	$15,656

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.      Property, Plant and Equipment

Property, plant and equipment for the year ended December 30, 2000 and December 25, 1999 consisted of the following (in thousands):

	2000	1999

Kegs	$ 20,744	$ 19,540
Plant and machinery	20,545	19,456
Office equipment and furniture	5,721	4,951
Leasehold improvements	3,173	3,000
Land	350	-
Building	1,420	-

	$ 51,953	$ 46,947
Less accumulated depreciation	24,906	20,855

	$ 27,047	$ 26,092

The Company recorded depreciation expense related to these assets of $6.3 million, $5.8 million and $5.5 million for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

F.      Accrued Expenses and Other Long-term Liabilities

Accrued expenses for the years ended December 30, 2000 and December 25, 1999 consisted of the following (in thousands):

	2000	1999

Advertising, promotional and selling expenses	$ 3,441	$ 2,609
Keg deposits	2,572	2,422
Employee wages and reimbursements	2,799	1,944
Accrued freight	717	1,102
Other accrued liabilities	4,411	4,765

	$ 13,940	$ 12,842

Other long-term liabilities for the years ended December 30, 2000 and December 25, 1999 consisted of the following (in thousands):

	2000	1999
Hop purchase commitments (see Note I)	$ 1,184	$ 3,309
Other long term liabilities	1,450	2,062

	$ 2,634	$ 5,371

G.      Long-term Debt and Line of Credit

The Company's existing credit facility provides a $15.0 million revolving line of credit (which expires on March 31, 2004) and an additional $30.0 million facility, borrowings under which convert to a term loan on March 31, 2002. There were no amounts outstanding under the credit facilities as of December 30, 2000 and December 25, 1999. On March 31, 1999, the Company amended its credit facility (originally dated March 21, 1997) and repaid the entire $10.0 million in borrowings outstanding on its then existing facility.

The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. At December 30, 2000, tangible net worth was below the minimum set forth in the loan covenants. This is due to the share repurchase program that was not in place at the time the loan agreement was entered into. The bank waived that requirement of the agreement as of December 30, 2000 and thus, the Company is still eligible to borrow under the terms of the agreement.

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.      Income Taxes

Income Taxes
Significant components of the Company's deferred tax assets and liabilities as of December 30, 2000 and December 25, 1999 are as follows (in thousands):

	2000			1999

	Current	Long-Term	Total	Current	Long-term	Total
Deferred tax assets:
Incentive option plan	$	$ 366	$ 366	$ 11	$ 447	$ 458
Accrued expenses not currently deductible	471	-	471	661	-	661
Reserves	1,647	480	2,127	1,923	1,341	3,264
Deferred compensation	178	42	220	-	196	196
Long-term contracts	-	907	907	-	1,000	1,000
Capital loss carryforward	-	120	120	-	263	263
Other	119	-	119	137	38	175

Deferred tax assets	2,415	1,915	4,330	2,732	3,285	6,017
Less: Valuation allowance	-	(120)	(120)	-	(263)	(263)

Total deferred tax assets	2,415	1,795	4,210	2,732	3,022	5,754
Deferred tax liabilities:
Depreciation	-	(3,628)	(3,628)	-	(3,430)	(3,430)

Net deferred tax assets (liabilities)	$ 2,415	$ (1,833)	$ 582	$ 2,732	$ (408)	$ 2,324

Based upon prior earnings history and expected future taxable income, the Company does not believe that a valuation allowance is required for the net deferred tax asset, except for the asset pertaining to the capital loss carry-forward.

Significant components of the income tax provision (benefit) for income taxes for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 are as follows (in thousands):

	2000	1999	1998

Current:
Federal	$ 4,782	$ 5,483	$ 6,367
State	1,287	1,455	1,994

Total current	6,069	6,938	8,361
Deferred:
Federal	1,377	748	(1,464)
State	365	324	(455)

Total deferred	1,742	1,072	(1,919)

Total income tax provision	$ 7,811	$ 8,010	$ 6,442

	2000	1999	1998

Statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	5.53%	5.53%	6.96%
Meals and entertainment	1.23%	1.07%	1.30%
Effect of capital loss carryforward	(.96%)	-	1.55%
Other	.21%	.36%	.04%

	41.00%	41.96%	44.85%

I.      Commitments and Contingencies

Purchase Commitments

In the normal course of business, the Company enters into various production agreements with brewing companies. These agreements are cancelable by the Company and by the brewing companies with advance written notice. Title to beer products brewed under contract arrangement remains with the brewing company until the brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There was approximately $1.8 million and $1.9 million of raw materials and beer products in process at the brewing companies for which the Company was liable as of December 30, 2000 and December 25, 1999, respectively. Purchases of the Company's finished goods under these contract arrangements for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 were approximately $26.7 million, $23.2 million and $32.6 million, respectively.

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.      Commitments and Contingencies (continued)

Purchase Commitments (continued)
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2005, specify both the quantities and prices to which the Company is committed. The prices are denominated in German marks and English pounds sterling. Hop purchase commitments outstanding at December 30, 2000 totaled $12.6 million. Purchases under these contracts for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 were approximately $2.8 million, $4.5 million and $8.3 million, respectively.

With the unexpected decline in sales experienced in the late 1990's, discontinuation of certain beer styles, improvement of the Company's manufacturing processes and higher brewing values in recent crops, the Company has experienced an increase in hop inventory and an excess of purchase commitments. At the same time, there has also been a decline in the current market prices of hops estimated to be between 20% and 80% of the Company's historical costs, which appears to be due to certain hop varieties exceeding normal demand and to changes in foreign exchange rates. These declines appear to be non-temporary in nature and thus challenge the Company's ability to further reduce its excess hop inventories and purchase commitments at reasonable penalties. As a result of these various factors, the Company recorded charges of $530,000 and $1.1 million related to the reserve for excess hops inventory and purchase commitments and fees associated with the cancellation of contracts during the year ended December 30, 2000 and December 25, 1999, respectively. There were no such charges for the year ended December 26, 1998.

The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management's estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company's accounting policy on hops purchase commitments is to recognize a loss by establishing a reserve to the extent estimated commitments exceed forecasted needs. The loss recognized is equivalent to the estimated cost of canceling the excess contracts. No losses are recognized on hops that will be used in production since the difference between the spot price of hops and the contracted price is more than offset by the margin on the ultimate sale of the Company's products. To the extent management decides to cancel hops purchase commitments in the future (beyond those presently reserved for), additional losses, which could be material, would be recorded at that time. No decisions have been made as to whether or to what extent additional contracts will be canceled.

The Company had outstanding purchase commitments principally related to advertising contracts of approximately $300,000 and $7.9 million during the year ended December 30, 2000 and December 25, 1999.

The Company's contracts with its supplying breweries periodically require it to purchase fixed assets in support of brewery operations. Fixed asset purchases at certain brewery locations during the next 12 months are anticipated to be approximately $1.8 million.

Lease Commitments
The Company has various operating lease agreements primarily involving real estate. Terms of the leases include, in some instances, purchase options, renewals and maintenance costs and vary by lease. These lease obligations expire at various dates through 2009.

Purchase Commitments
Minimum annual rental payments under these agreements are as follows (in thousands):

2001	$ 850
2002	1,096
2003	1,084

2004	1,084
2005	1,084
Thereafter	1,187

$ 6,385

Rent expense for the years ended December 30, 2000, December 25, 1999, and December 26, 1998 as approximately $1.0 million, $959,000, and $946,000 respectively.

BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.      Commitments and Contingencies (continued)

Litigation
In 1999, The City of Cincinnati alleged that the Company and/or its subsidiary, Samuel Adams Brewery Company, Ltd. ("SABC") might be liable for costs in connection with the purported disposal of certain material in a City landfill by the previous owner of the brewery, The Schoenling Brewing Company. In September 2000, the City advised the Company that it has removed the Company and SABC from its list of potentially responsible parties who are allegedly responsible for closure costs and related remedial response costs for the cleanup of the subject landfill.

Two complaints were filed against the Company in 2000 relating to its use of the word "BoDean's" in connection with its BoDean's Twisted TeaTM product. Both complainants have sought damages in an unspecified amount. The Company is in negotiations which it currently anticipates will result in the settlement of both lawsuits. In any event, the Company does not believe either suit, or the two suits in combination, will have a materially adverse impact on the results of operation, cash flow or financial position of the Company.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

J.      Common Stock

Employee Stock Compensation Plan
On November 20, 1995, the Company adopted the Employee Equity Incentive Plan (the "Equity Plan") that provided for the grant of Management Options, Discretionary Options and Investment Shares to employees of the Company. The Equity Plan was, in part, the successor to the Partnership's 1995 Management Option Plan, which was, in turn, the successor to a series of the Partnership's Incentive Share Plans. In connection with the recapitalization, the grants under the Partnership's Incentive Share Plans became grants to acquire Class A Common Stock, subject to the same conversion ratio as applied generally to the conversion of partnership units into shares of stock in the Company. The Equity Plan was amended effective December 19, 1997 to delete the provision that had permitted the grant of Management Options that had been granted at $.01 per share and to provide for an additional 1.0 million authorized shares. The Plan is administered by the Board of Directors of the Company, based on recommendations received from the Compensation Committee of the Board of Directors, including grants of Discretionary Options. The Compensation Committee consists of non-employee directors.

The Investment Share feature of the Equity Plan permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee's tenure with the Company. Investment Shares vest ratably over a five-year period. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period.

The Company has reserved 2.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 2.1 million and 1.9 million were granted and not canceled at December 30, 2000 and December 25, 1999, respectively.

Non-Employee Options
On May 21, 1996, the Board of Directors and the Class B Stockholder of the Company adopted a Stock Option Plan for Non-Employee Directors of the Company (the "Non-Employee Director Plan"), pursuant to which each non-employee director of the Company was granted an option to purchase shares of the Company's Class A Common Stock upon election or reelection to the Board.The Non-Employee Director Plan was amended on December 19, 1997 to change the term of the options granted thereunder and was further amended as of May 30, 2000 to increase each annual option grant.

The Company has reserved 100,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Option Plan, of which 70,000 and 45,000 were granted and not cancel at December 30, 2000 and December 25, 1999, respectively.

The Company has granted Stock Appreciation Rights ("SARs") to certain non-employees in consideration for services, of which 98,425 were granted and not cancel at December 30, 2000 and December 25, 1999. The Company has recorded compensation expense of $105,000 and $0 for the years ended December 30, 2000 and December 25, 1999, respectively.

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.      Common stock (continued)

Information related to options under the Equity Plan, the Non-Employee Director Option Plan and the SARs are as follows:

	Shares	Option Price			Weighted Average Exercise Price

Outstanding at December 27, 1997	967,712	$0.01	-	$25.56	$10.32
Granted	94,366	$7.91	-	$11.19	$ 8.34
Canceled	(49,298)	$0.01	-	$20.00	$10.92
Exercised	(42,012)	$0.01	-	$ 2.00	$ 0.88

Outstanding at December 26, 1998	970,768	$0.01	-	$20.69	$10.58
Granted	385,925	$7.75	-	$16.88	$ 9.52
Canceled	(124,644)	$0.01	-	$20.69	$10.57
Exercised	(15,344)	$0.01	-	$ 0.01	$ 0.01

Outstanding at December 26, 1999	1,216,705	$0.01	-	$18.56	$10.39
Granted	638,500	$7.16	-	$20.69	$ 8.78
Canceled	(401,696)	$0.01	-	$20.69	$11.47
Exercised	(10,610)	$0.01	-	$ 8.44	$ .90

Outstanding at December 30, 2000	1,442,899	$0.01	-	$18.56	$ 9.45

Options exercisable were 672,204, 626,858 and 452,062 at December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

Under the Equity Plan, Investment Shares purchased and vested for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 were as follows:

	2000	1999	1998
Purchased	38,202	73,868	57,332
Vested	6,881	42,599	35,823

The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and applies APB Opinion No. 25 and related interpretations for the Equity Plan and the Non-Employee Plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except share amounts):

	2000		1999		1998

	Net Income	Earnings per Share	Net Income	Earnings per Share	Net Income	Earnings per Share

As Reported - Basic	$11,239	$0.62	$11,080	$0.54	$7,924	$0.39
As Reported - Diluted	$11,239	$0.62	$11,080	$0.54	$7,924	$0.39

Pro forma - Basic	$10,746	$0.60	$10,583	$0.52	$7,492	$0.37
Pro forma - Diluted	$10,746	$0.59	$10,583	$0.52	$7,492	$0.36

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	1999	1998

Volatility	36.5%	38.0%	39.0%
Expected life of option	6.5 years	6.5 years	6.5 years
Risk free interest rate	5.18%	6.57%	4.80%
Dividend yield	0%	0%	0%

The weighted average fair value of stock options granted in 2000, 1999 and 1998 was $3.15, $4.38 and $3.94, respectively.

THE BOSTON BEER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

  J.      Common Stock (continued)

  Because some options vest over several years and additional awards may be made each year, the pro forma amounts above may not be representative of the effects on net income for future years.

  The following table summarizes information about stock options outstanding at December 30, 2000:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.01 - $ 0.01	35,191	3.03 years	$ 0.01	31,683	$ 0.01
$ 7.16 - $ 9.53	1,069,545	8.17 years	$ 8.45	391,025	$ 8.79
$11.09 - $14.31	311,663	7.04 years	$13.25	239,496	$13.37
$16.88 - $18.56	26,500	4.01 years	$17.51	10,000	$18.56

$ 0.01 - $18.56	1,442,899	7.25 years	$ 9.45	672,204	$10.15

  The Company recognized compensation expense of $83,000, $107,000 and $201,000 under the described programs for the years ending December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

  Stock Repurchase Program
  Effective October 15, 1998, the Board of Directors authorized management to implement a stock repurchase program, subject to an aggregate expenditure limitation of $10.0 million. Throughout 1999 and 2000, the Board of Directors increased this limitation, and, as of December 30, 2000, the aggregate expenditure limitation authorized by the Board of Directors was $35.0 million. During 2000 and 1999, the Company repurchased 2.6 million and 1.3 million shares under this program at a cost of $21.2 million and $9.8 million, respectively.

  K.      401(k) Savings Plan and Multi-Employer Benefit Plans

  In 1993, the Company established the Boston Beer Company 401(k) Plan (the "Plan"). The Plan is a defined contribution plan that covers a majority of the Company's employees. Participants may make voluntary contributions up to 15% of their annual compensation. The Company made contributions to the Plan in each of the three years ended December 30, 2000, December 25, 1999, and December 26, 1998 of $353,000, $325,000 and $363,000, respectively.

  In 1997, the Company established The Samuel Adams Brewery Company, LTD. 401(k) Plan for Represented Employees (the "Represented Employee Plan"). The Represented Employee Plan is a defined contribution plan that covers a certain hourly paid workers at the Cincinnati Brewery. Participants may make voluntary contributions up to 15% of their annual compensation. The Company does not make contributions to the Represented Employee Plan, but does incur immaterial maintenance costs.

  The Samuel Adams Local Union #1199 Defined Benefit Pension Plan covers certain hourly paid workers at the Cincinnati Brewery. The Company contributes approximately $50,000 per year to this plan. Two Multi-Employer Retirement Plans also cover certain hourly paid workers in Cincinnati. The Company contributes approximately $20,000 per year to these plans. The Company's accumulated benefits obligations and plan assets pertaining to such plans are not material to the Company's financial position.

  L.      Net Income per Share

  The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128 (in thousands):

	2000	1999	1998
Net income	$11,239	$11,080	$7,924

Shares used in net income per common share - basic	18,056	20,413	20,486
Dilutive effect of potential common shares	53	46	79

Shares used in net income per common share - diluted	18,109	20,459	20,565

Net income per common share - basic	$0.62	$0.54	$ 0.39

Net income per common share - diluted	$0.62	$0.54	$ 0.39

  THE BOSTON BEER COMPANY, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  L.      Net Income per Share (continued)

  Options to purchase 1.0 million, 1.0 million, and 787,000 shares of Class A Common Stock were outstanding but not included in computing diluted EPS because their effects were anti-dilutive as of December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

  M.      Valuation and Qualifying Accounts

  The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 is as follows (in thousands):

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Net Additions (Deductions)	Balance at End of Period

2000	$ 1,000	$ (225)	$ (150)	$ 625
1999	$ 1,309	$ (313)	$ 4	$ 1,000
1998	$ 1,153	$ 246	$ (90)	$ 1,309

  Deductions from allowance for doubtful accounts represent the write-off of uncollectable balances.

  N.      Quarterly Results (Unaudited)

  In management's opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for thequarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	For Quarters Ended (in thousands)
	December 30, 2000	September 23, 2000	June 24, 2000	March 25, 2000	December 25, 1999	September 25, 1999	June 26, 1999	March 27, 1999

Barrels sold	313	302	336	290	298	297	311	268

Sales	$ 54,362	$ 51,221	$ 57,246	$ 49,276	$ 49,866	$ 49,336	$52,575	$ 45,532
Less excise taxes	5,495	5,230	5,807	5,019	5,271	5,188	5,387	4,682

Net sales	48,867	45,991	51,439	44,257	44,595	44,148	47,188	40,850
Cost of sales	22,395	19,831	22,216	19,615	21,053	18,759	20,508	18,077

Gross profit	26,472	26,160	29,223	24,642	23,542	25,389	26,680	22,773

Advertising, promotional and selling expenses	20,995	20,108	20,595	16,140	18,838	18,339	17,990	14,768
General and administrative expenses	3,573	2,935	3,048	2,983	2,878	2,819	2,968	2,909

Total operating expenses	24,568	23,043	23,643	19,123	21,716	21,158	20,958	17,677

Operating income	1,904	3,117	5,580	5,519	1,826	4,231	5,722	5,096
Other income (expenses), net	1,023	738	527	642	722	541	512	440

Income before provision for income taxes	2,927	3,855	6,107	6,161	2,548	4,772	6,234	5,536
Provision for income taxes	1,039	1,619	2,565	2,588	1,081	2,004	2,618	2,307

Net income	$1,888	$2,236	$ 3,542	$3,573	$1,467	$ 2,768	$3,616	$3,229

Earnings per share - basic	$ 0.11	$ 0.12	$ 0.19	$ 0.19	$ 0.07	$ 0.13	$ 0.18	$ 0.16

Earnings per share - diluted	$ 0.11	$ 0.12	$ 0.19	$ 0.19	$ 0.07	$ 0.13	$ 0.18	$ 0.16

Weighted average shares - basic	17,032	18,117	18,264	18,859	20,056	20,531	20,523	20,513

Weighted average shares - diluted	17,103	18,187	18,327	18,905	20,096	20,579	20,570	20,574

Item 9.		Changes in and Disagreements with Accountants on Financial Disclosures

None

PART III

Item 10.		Director and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from the Registrant’s definitive Proxy
Statement for the 2001 Annual Meeting to be held on May 22, 2001.

Item 11.		Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the Registrant’s definitive Proxy
Statement for the 2001 Annual Meeting to be held on May 22, 2001.

Item 12.		Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from the Registrant’s definitive Proxy
Statement for the 2001 Annual Meeting to be held on May 22, 2001.

Item 13.		Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the Registrant’s definitive Proxy
Statement for the 2001 Annual Meeting to be held on May 22, 2001.

PART IV

Item 14.		Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	The financial statements and financial statement schedules are contained in Item 8 of Part II to this report on
Form 10-K

	(b)	During the fourth quarter of the fiscal year ended December 30, 2000, the Registrant filed no Current Reports
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
  .

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

  10.27
    Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22,
    1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston
    Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March27, 1998).

  +10.28
    Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 1998)

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

  *10.37
  Consent to Assignment of the Amended and Restated Agreement between Boston Brewing
  Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing
  Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000.

  *10.38
  Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston
  Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited
  Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement
  between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30,
  1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated
  December 15, 2000.

  *11.1
  The information required by exhibit 11 has been included in Note L of the notes to the consolidated financial statements.

  21.1
  List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s
  Form 10-K, filed on March 28, 1997).

  *21.2
  List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000

  *23.1
  Consent of Arthur Andersen LLP, independent accountants with respect to the Company.

  * Filed with this report.

  + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2001.

THE BOSTON BEER COMPANY, INC.

/s/ Martin F. Roper President and Chief Executive Officer (principal executive officer)

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ MARTIN F. ROPER	President and Chief Executive Officer (principal executive officer)

/s/ RICHARD P. LINDSAY	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. JAMES KOCH	Chairman, Clerk and Director

/s/ PEARSON C. CUMMIN, III	Director

/s/ ROBERT N. HIATT	Director

/s/ JAMES C. KAUTZ	Director

/s/ CHARLES JOSEPH KOCH	Director

/s/ JOHN B. WING	Director