Form 10-Q
period 2001-03-31
BOSTON BEER CO INC
filed 2001-05-14
CIK 949870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2001

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

              For the transition period from..........to..........

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

                                Yes  X       No ____
                                    ---

Number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2001:

   Class A Common Stock, $.01 par value                          12,336,519
   Class B Common Stock, $.01 par value                           4,107,355
   (Title of each class)                                  (Number of shares)

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                QUARTERLY REPORT

                                 MARCH 31, 2001

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                    PAGE
        Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets
                 March 31, 2001 and December 30, 2000               3

                 Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2001 and
                 March 25, 2000                                     4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2001 and
                 March 25, 2000                                     5

                 Notes to Consolidated Financial Statements         6-7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      8-10

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                  11

        Item 2.  Changes in Securities                              11

        Item 3.  Defaults Upon Senior Securities                    11

        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                 11

        Item 5.  Other Information                                  11

        Item 6.  Exhibits and Reports on Form 8-K                11-14

SIGNATURES                                                          15

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                  March 31,  December 30,
                                                                                    2001         2000
                                                                                  ---------    ---------
ASSETS
     Current Assets:
             Cash and cash equivalents                                            $   1,114    $   6,256
             Short-term investments                                                  34,247       28,858
             Accounts receivable, net of the allowance for doubtful accounts of
               $625 as of March 31, 2001 and December 30, 2000                       17,355       12,593
             Inventories
                                                                                     14,578       15,739
             Prepaid expenses                                                           809        1,619
             Deferred income taxes                                                    2,415        2,415
             Other current assets                                                       776          927
                                                                                  ---------    ---------
                 Total current assets                                                71,294       68,407

             Property, plant and equipment, net of accumulated depreciation of
               $25,892 and $24,906, respectively                                     26,435       27,047
             Goodwill, net of accumulated amortization $41 and $16 as of
                March 31, 2001 and December 30, 2000, respectively                    1,452        1,477
             Other assets                                                             1,514        1,671
                                                                                  ---------    ---------
                 Total assets                                                     $ 100,695    $  98,602
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
             Accounts payable                                                     $   5,816    $   6,506
             Accrued expenses                                                        15,323       13,940
                                                                                  ---------    ---------
                 Total current liabilities                                           21,139       20,446

    Long-term deferred taxes                                                          1,833        1,833
                                                                                  ---------    ---------
    Other long-term liabilities                                                       2,313        2,634
                                                                                  ---------    ---------

    Stockholders' Equity:
             Class A Common Stock, $.01 par value;
                 22,700,000 shares authorized; 16,483,052 and 16,458,857 issued and outstanding as of March 31, 2001 and
                 December 30, 2000, respectively                                        165          165
             Class B Common Stock, $.01 par value; 4,200,000 shares
                authorized; 4,107,355 issued and outstanding                             41           41
             Additional paid-in-capital                                              57,057       56,859
             Unearned compensation                                                     (173)        (156)
             Unrealized gain on short-term investments                                   30         --
             Retained earnings                                                       51,263       47,814
             Less:  Treasury Stock
                 4,121,850 and 3,906,700 shares as of March 31, 2001
                 December 30, 2000, respectively at cost                            (32,973)     (31,034)
                                                                                  ---------    ---------
                 Total stockholders' equity                                          75,410       73,689
                                                                                  ---------    ---------
                 Total liabilities and stockholders' equity                       $ 100,695    $  98,602
                                                                                  =========    =========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Three months ended
                                                    ------------------
                                                    March 31  March 25
                                                      2001      2000
                                                     -------   -------
Sales                                                $46,218   $49,276
Less excise taxes                                      4,542     5,019
                                                     -------   -------
     Net sales                                        41,676    44,257
Cost of sales                                         17,437    19,615
                                                     -------   -------
     Gross profit                                     24,239    24,642

Operating expenses:
Advertising, promotional and selling expenses         15,207    16,140
General and administrative expenses                    3,727     2,983
                                                     -------   -------
     Total operating expenses                         18,934    19,123
                                                     -------   -------
Operating income                                       5,305     5,519
                                                     -------   -------

Other income (expense):
Interest income, net                                     477       514
Other income                                              87       128
                                                     -------   -------
     Total other income                                  564       642
                                                     -------   -------

Income before provision for income taxes               5,869     6,161
Provision for income taxes                             2,420     2,588
                                                     -------   -------
Net income                                           $ 3,449   $ 3,573
                                                     =======   =======

Earnings per common share--basic                     $  0.21   $  0.19
                                                     =======   =======
Earnings per common share--diluted                   $  0.21   $  0.19
                                                     =======   =======

Weighted average number of common shares--basic       16,485    18,859
                                                     =======   =======
Weighted average number of common shares--diluted     16,579    18,905
                                                     =======   =======

              The accompanying notes are an integral part of the
                       consolidated financial statements

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three months ended
                                                                             --------------------
                                                                             March 31,   March 25,
                                                                               2001        2000
                                                                             --------    --------
Cash flows from operating activities:
Net income                                                                   $  3,449    $  3,573
Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                          1,621       1,477
         Gain on disposal of fixed assets                                         (50)        (89)
         Stock option compensation expense                                         18          20
    Changes in assets and liabilities:
         Accounts receivable                                                   (4,603)     (2,749)
         Inventory                                                              1,161        (220)
         Prepaid expenses                                                         810       1,564
         Other current assets                                                     125         (15)
         Other assets                                                              (8)        (13)
         Accounts payable                                                        (690)     (1,469)
         Accrued expenses                                                       1,383       1,266
         Other long-term liabilities                                             (185)       (423)
                                                                             --------    --------
Net cash provided by operating activities                                       3,031       2,922
                                                                             --------    --------

Cash flows for investing activities:
         Purchases of property, plant and equipment                              (952)     (1,515)
         Maturities of short-term investments                                   6,040      16,500
         Purchases of short-term investments                                  (11,399)    (13,331)
         Proceeds on disposal of fixed assets                                      50         222
                                                                             --------    --------
Net cash (used in) provided by investing activities                            (6,261)      1,876
                                                                             --------    --------

Cash flows from financing activities:
         Purchase of treasury stock                                            (1,939)     (5,801)
         Net proceeds from sale of Investment Shares                               27          15
                                                                             --------    --------
Net cash used in financing activities                                          (1,912)     (5,786)
                                                                             --------    --------

Net decrease in cash and cash equivalents                                      (5,142)       (988)

Cash and cash equivalents at beginning of period                                6,256       5,346
                                                                             --------    --------

Cash and cash equivalents at end of period                                   $  1,114    $  4,358
                                                                             ========    ========

Supplemental disclosure of cash flow information:
Interest paid                                                                $   --      $   --
                                                                             ========    ========
Income taxes paid                                                            $    313    $    205
                                                                             ========    ========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

The Boston Beer Company, Inc. and its subsidiaries (the "Company") is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated financial position as of March 31, 2001 and the results of its consolidated operations and consolidated cash flows for the quarter ended March 31, 2001 and March 25, 2000 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

Management's Opinion
In the opinion of the Company's management, the Company's unaudited consolidated financial position as of March 31, 2001 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 31, 2001 and March 25, 2000, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.       SHORT-TERM INVESTMENTS

The Company's investments in debt securities, which typically mature in one year or less, are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value at March 31, 2001 and December 30, 2000 was $8.4 million and $9.4 million, respectively, for investments in US government obligations and corporate debt.

Available-for-sale investments consisted of investments in mutual funds backed by United States government securities having a cost of $25.8 million and $19.5 million, as of March 31, 2001 and December 30, 2000, respectively. Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The Company recorded unrealized gains of approximately $30,000 and $0 on available-for-sale securities as of March 31, 2001 and March 25, 2000. There were no realized gains or losses recoded during the period ended March 31, 2001 and March 25, 2000.

C.       INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                               March 31,      December 30,
                                                  2001            2000
                                              -----------     ------------
Raw materials, principally hops                  $ 12,802         $ 14,076
Work in process                                       733              787
Finished goods                                      1,043              876
                                              -----------     ------------
                                                 $ 14,578         $ 15,739
                                              ===========     ============

D.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 (in thousands, except per share data):

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.       EARNINGS PER SHARE (continued)
                                                     For the three months ended
                                                        -----------------------
                                                        March 31,   March 25,
                                                          2001        2000
                                                        ---------   ---------
Net income                                              $   3,449   $   3,573
                                                        ---------   ---------

Shares used in earnings per common share - basic           16,485      18,859
Dilutive effect of common equivalent shares                    94          46
                                                        ---------   ---------
Shares used in earnings per common share - diluted         16,579      18,905

Earnings per common share - basic                       $    0.21   $    0.19
                                                        =========   =========
Earnings per common share - diluted                     $    0.21   $    0.19
                                                        =========   =========

E.       COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

                                                  For the three months ended
                                                ------------------------------
                                                   March 31,         March 25,
                                                     2001              2000
                                                 ------------      ------------
Net income                                       $      3,449      $      3,573
     Plus: unrealized gain on
              available-for-sale securities                30                 -
                                                 ------------      ------------
Comprehensive income                             $      3,479      $      3,573
                                                 ============      ============

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

                                                    For the three months ended
                                                  ----------------------------
                                                   March 31,         March 25,
                                                     2001              2000
                                                  ----------        ----------
Beginning Balance                                 $        -        $        -
Unrealized gain on available-for-sale-securities           30                -
                                                  -----------       ----------
Ending balance                                    $        30       $        -
                                                  ===========       ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 31, 2001 as compared to the three-month period ended March 25, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 30, 2000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 compared to Three Months Ended March 25, 2000

For purposes of this discussion, Boston Beer's "core brands" include all products sold under Samuel Adams(R), Oregon Original(TM), HardCore(R) or Twisted Tea(TM) trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager(R) ("Boston Lager").

Net sales. Net sales decreased by $2.6 million or 5.8% to $41.7 million for the three months ended March 31, 2001 from $44.3 million for the three months ended March 25, 2000. The decrease is primarily due to a decrease in volume of Boston Beer's core brands which was partially offset by increases in selling prices.

Volume. Total volume decreased by 6.9% to 270,000 barrels in the three months ended March 31, 2001 from 290,000 barrels in the three months ended March 25, 2000. Core brands decreased by 6.8% to 260,000 barrels for the quarter ended March 31, 2001 from 279,000 barrels for the quarter ended March 25, 2000. The decrease in core brands is primarily due to decreases in Boston Lager and year round products.

Selling Price. The selling price per barrel increased approximately 1.2% to $154.36 per barrel for the quarter ended March 31, 2001. This increase is due to price increases that were partially offset by changes in the packaging mix. The ratio of kegs to bottles increased, with kegs representing 32.0% of total shipments in the three months ended March 31, 2001 as compared to 28.8% for the same period last year.

Significant changes in the packaging mix would have a material effect on sales. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix to kegs from bottles would effectively decrease revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles.

Gross Profit. Gross profit was 58.2% as a percentage of net sales or $89.78 per barrel for the quarter ended March 31, 2001, as compared to 55.7% and $84.96 for the quarter ended March 25, 2000. The increase was primarily due to price increases, packaging mix changes and decreases in cost of goods sold.

Cost of sales decreased by $3.04 per barrel to 41.8% as a percentage of net sales or $64.59 per barrel for the quarter ended March 31, 2001, as compared to 44.3% as a percentage of net sales or $67.63 per barrel for the quarter ended March 25, 2000. This is primarily due to packaging mix changes and lower hop related costs such as contract cancellations and reserves for excess inventory on hand. See Hop Purchase Commitments for further discussion on potential future losses relating to hops.

Significant changes in the packaging mix would also have a material effect on gross profit. Assuming the same level of production, a shift in the mix to kegs from bottles would effectively decrease gross profit sold per barrel, as the gross profit per equivalent barrel is lower for kegs than for bottles.

Advertising, promotional and selling. As a percentage of net sales, advertising, promotional and selling expenses were 36.5% for both the three months ended March 31, 2001 and March 25, 2000. Advertising, promotional and selling expenses decreased by $933,000 or 5.8% to $15.2 million for the three months ended March 31, 2001, compared to $16.1 million for the three months ended March 25, 2000. This decrease is primarily due to a delay in media spending.

General and Administrative. General and administrative expenses increased by 24.9% or $744,000 to $3.7 million for the quarter ended March 31, 2001 as compared to the same period last year. The increase was primarily due to increases in legal expenses, salaries and benefits and consulting costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest income, net. Interest income decreased by 7.2% to $477,000 due to a decrease in average cash and short-term investments to approximately $35.3 million during the first quarter 2001 from $42.3 million during the first quarter 2000. The decline of cash and short-term investments was primarily due to the repurchase of Company shares under a repurchase program discussed below in "Liquidity and Capital Resources."

Other income. Other income (expense), net decreased by $41,000 to $87,000 for the three months ended March 31, 2001 from $128,000 for same period last year primarily due to a reduction in the disposal of fixed assets which previously generated gains.

LIQUIDITY AND CAPITAL RESOURCES

Company's financial condition continued to be strong during the first quarter of 2001 as cash and short-term investments increased slightly to $35.4 million as of March 31, 2001 from $35.1 million as of December 30, 2000. For the three months ended March 31, 2001, cash provided by operating activities of $3.0 million offset cash used in financing activities of $1.9 million and purchases of property, plant and equipment of $952,000.

During the first quarter of 2001, the Company repurchased 215,000 shares of its outstanding Class A Common Stock at an aggregate cost of $1.9 million under its stock repurchase program. Under this program, the Company has repurchased a total of 4.1 million shares at an aggregate cost of $33.0 million as of March 30, 2001. Effective April 17, 2001, the Board of Directors increased the aggregate expenditure limitation on the Company's stock repurchase program by $5.0 million to $40.0 million.

With working capital of $50.2 million and $45.0 million in unused bank lines of credit as of March 31, 2001, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Hops Purchase Commitments
The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company entered into advanced multi-year purchase commitments based on forecasted future hop requirements among other factors. The Company now believes that it's actual future requirements will be significantly lower than the original forecast on which its existing purchase commitments was based. Factors affecting the current forecast of requirements include: the slow down of sales growth during the 1990's, the discontinuation of certain beer styles, and the improved utilization of hops in production due to process improvements and higher brewing utility values of recent hop crops.

Since the late 1990's there has also been a decline in the market prices of hops. This decline is estimated to be 20% to 80% of the Company's historical costs, depending on hop variety. The decline in market price is due to an oversupply of certain varieties and changes in foreign exchange rates and appears to be non-temporary in nature. The decline in market price significantly challenges the Company's ability to reduce its excess inventories through disposal of hop inventories and purchase commitments at reasonable penalties.

Generally accepted accounting principles require the Company to reserve for losses related to excess inventory and purchase commitments by estimating the range of potential losses and, because no amount within this range represents a better estimate of the loss than any other, recording a reserve at the lower value of the range. As of March 31, 2001, the Company estimates this range of loss to be $1.9 million to $5.4 million. During the quarters ending March 31, 2001 and March 25, 2000, the Company recorded charges of $0 and $397,000, respectively, for inventory reserves and cancellation fees associated with excess hops inventories and purchase commitments.

Generally accepted accounting principles preclude the Company from recording a lower of cost or market reserve for the decline in hops market prices because the Company can still recover its cost through the sale of the finished product. As of March 31, 2001 the Company estimates the difference between the market value and book value of the hop inventory and the hop purchase commitments is approximately $9.8 million.

The Company continues to manage inventory levels and purchase commitments in an effort to maximize the utilization of hops on hand and under commitment. To the extent management decides to cancel hops purchase commitments in the future, or sell existing excess hops inventory, it is anticipated that significant losses would be recorded at that time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 30, 2000, there have been no significant changes in the Company's exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

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

PART II.          OTHER INFORMATION

        Item 1.   LEGAL PROCEEDINGS


                  Two complaints were filed against the Company in 2000 relating to its use of the word "BoDean's" in connection with its BoDean's Twisted Tea product. Both complainants sought damages in an unspecified amount. One of the lawsuits has been settled. The Company is in negotiations with the plaintiff in the other lawsuit and currently anticipates the settlement of that lawsuit. The Company does not believe either suit, or the two suits in combination, will have a materially adverse impact on the results of operation, cash flow or financial position of the Company.

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

                Exhibit No.                      Title
                -----------                      -----

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

                Exhibit No.                      Title
                -----------                      -----

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

                  10.35 Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999.

                 +10.36 Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and
                           Transportation, dated January 9, 1999.

                 +10.37 Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000(incorporated by reference to the Company's 10-K, filed on March 31, 2001).

                 +10.38 Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company's 10-K, filed on March 31, 2001).

                  *11.1 The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

                   21.1 List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

                   21.2 List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000

                 * Filed with this report.

                 + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

         (b)             Reports on Form 8-K.

                  The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE BOSTON BEER COMPANY, INC.
                                  (Registrant)

         Date:  May 8, 2001        By:  /s/ Martin F. Roper
                                    ----------------------------------------
                                   Martin F. Roper
                                   President and Chief Executive Officer,
                                   (principal executive officer)






         Date:  May 8, 2001        By:  /s/ Richard P. Lindsay
                                   ------------------------------------------
                                   Richard P. Lindsay
                                   Chief Financial Officer (principal
                                   accounting and financial officer)