Form 10-Q
period 2001-06-30
BOSTON BEER CO INC
filed 2001-08-10
CIK 949870

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001

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

                              Yes  X       No ___
                                  ---

Number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2001:

          Class A Common Stock, $.01 par value                   12,308,546
          Class B Common Stock, $.01 par value                    4,107,355
          (Title of each class)                           Number of shares)

                THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                               QUARTERLY REPORT
                                 JUNE 30, 2001

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                       PAGE
          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets
                    June 30, 2001 and December 30, 2000                                 3

                    Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 2001 and
                    June 24, 2000                                                       4

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2001 and
                    June 24, 2000                                                       5

                    Notes to Consolidated Financial Statements                        6-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                    8-11

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                  12
          Item 2.   Changes in Securities                                              12

          Item 3.   Defaults Upon Senior Securities                                    12

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                                12-13

          Item 5.   Other Information                                                  13

          Item 6.   Exhibits and Reports on Form 8-K                                13-16

SIGNATURES                                                                             17

                THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                         June 30,           December 30,
                                                                                           2001                 2000
                                                                                       ------------         ------------
ASSETS
     Current Assets:
             Cash and cash equivalents                                                  $     9,389          $     6,256
             Short-term investments                                                          34,040               28,858
             Accounts receivable, net of the allowance for doubtful accounts of
               $625 as of June 30, 2001 and December 30, 2000, respectively                  17,610               12,593
             Inventories                                                                     14,139               15,739
             Prepaid expenses                                                                 1,096                1,619
             Deferred income taxes                                                            2,415                2,415
             Other current assets                                                               788                  927
                                                                                        -----------          -----------
                 Total current assets                                                        79,477               68,407
                                                                                        -----------          -----------

             Property, plant and equipment, net of accumulated depreciation of
               $27,468 and $24,906 as of June 30, 2001 and December 30, 2000,
               respectively                                                                  26,351               27,047
             Goodwill, net of accumulated amortization $66 and $16 as of
                June 30, 2001 and December 30, 2000, respectively                             1,427                1,477
             Other assets                                                                     1,360                1,671
                                                                                        -----------          -----------
                 Total assets                                                           $   108,615          $    98,602
                                                                                        ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
             Accounts payable                                                           $     8,646          $     6,506
             Accrued expenses                                                                16,539               13,940
                                                                                        -----------          -----------
                  Total current liabilities                                                  25,185               20,446
                                                                                        -----------          -----------

    Long-term deferred taxes                                                                  1,833                1,833

    Other long-term liabilities                                                               2,010                2,634

     Stockholders' Equity:
             Class A Common Stock, $.01 par value;
                22,700,000 shares authorized; 16,415,901 and 16,458,738 issued and outstanding as of June 30, 2001 and December 30, 2000,
                respectively                                                                    165                  165
             Class B Common Stock, $.01 par value;
                4,200,000 shares authorized; 4,107,355 issued and outstanding                    41                   41
             Additional paid-in-capital                                                      57,223               56,859
             Unearned compensation                                                             (237)                (156)
             Unrealized gain on short-term investments                                          106                    -
             Retained earnings                                                               55,979               47,814
             Less:  Treasury stock
                (4,201,150 and 3,906,700 shares as of June 30, 2001 and
                December 30, 2000, respectively) at cost                                    (33,690)             (31,034)
                                                                                        -----------          -----------
                  Total stockholders' equity                                                 79,587               73,689
                                                                                        -----------          -----------
                  Total liabilities and stockholders' equity                            $   108,615          $    98,602
                                                                                        ===========          ===========

       The accompanying notes are an integral part of the consolidated financial statements

                THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                           Three months ended                      Six months ended
                                                  -----------------------------------      --------------------------------
                                                      June 30,           June 24,              June 30,         June 24,
                                                        2001               2000                  2001             2000
                                                  -----------------   ---------------      --------------   ---------------
Sales                                             $          53,877   $        57,246      $      100,095   $       106,522
Less excise taxes                                             5,244             5,807               9,786            10,826
                                                  -----------------   ---------------      --------------   ---------------
          Net sales                                          48,633            51,439              90,309            95,696
Cost of sales                                                19,429            22,216              36,866            41,831
                                                  -----------------   ---------------      --------------   ---------------
          Gross profit                                       29,204            29,223              53,443            53,865
                                                  -----------------   ---------------      --------------   ---------------

Operating expenses:
Advertising, promotional and selling expenses                18,369            20,595              33,576            36,735
General and administrative expenses                           3,110             3,048               6,837             6,030
                                                  -----------------   ---------------      --------------   ---------------
          Total operating expenses                           21,479            23,643              40,413            42,765
                                                  -----------------   ---------------      --------------   ---------------
Operating income                                              7,725             5,580              13,030            11,100
                                                  -----------------   ---------------      --------------   ---------------

Other income:
Interest income, net                                            353               433                 830               947
Other income                                                     10                94                  97               222
                                                  -----------------   ---------------      --------------   ---------------
          Total other income                                    363               527                 927             1,169
                                                  -----------------   ---------------      --------------   ---------------

Income before provision for income taxes                      8,088             6,107              13,957            12,269
Provision for income taxes                                    3,372             2,565               5,792             5,153
                                                  -----------------   ---------------      --------------   ---------------
Net income                                        $           4,716   $         3,542      $        8,165   $         7,116
                                                  =================   ===============      ==============   ===============

Earnings per common share - basic                 $            0.29   $          0.19      $         0.50   $          0.38
                                                  =================   ===============      ==============   ===============
Earnings per common share - diluted               $            0.29   $          0.19      $         0.49   $          0.38
                                                  =================   ===============      ==============   ===============

Weighted average number of common shares -
basic                                                        16,461            18,264              16,458            18,561
                                                  =================   ===============      ==============   ===============
Weighted average number of common shares -
diluted                                                      16,534            18,327              16,563            18,614
                                                  =================   ===============      ==============   ===============

   The accompanying notes are an integral part of the consolidated financial statements

                THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                    Six months ended
                                                                                              ---------------------------
                                                                                                June 30,        June 24,
                                                                                                  2001            2000
                                                                                              -----------     -----------
Cash flows from operating activities:
Net income                                                                                    $     8,165     $     7,116
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                               3,270           3,013
        Gain on disposal of fixed assets                                                              (46)           (151)
        Recovery of bad debt                                                                            -            (150)
        Stock option compensation                                                                      44              40
    Changes in assets and liabilities:
        Accounts receivable                                                                        (4,858)         (1,345)
        Inventory                                                                                   1,600          (1,986)
        Prepaid expenses                                                                              523           1,264
        Other current assets                                                                           90              (4)
        Other assets                                                                                  (37)            (29)
        Accounts payable                                                                            2,140          (2,153)
        Accrued expenses                                                                            2,599           3,375
        Other long-term liabilities                                                                  (358)         (1,018)
                                                                                              -----------     -----------
Net cash provided by operating activities                                                          13,132           7,972
                                                                                              -----------     -----------

Cash flows from investing activities:
        Purchases of property, plant and equipment                                                 (2,445)         (3,693)
        Maturities of short-term investments                                                       11,540          22,667
        Purchase of short-term investments                                                        (16,616)        (19,041)
        Proceeds on disposal of fixed assets                                                           46             284
                                                                                              -----------     -----------
Net cash (used in) provided by investing activities                                                (7,475)            217
                                                                                              -----------     -----------

Cash flows from financing activities:
        Purchase of treasury stock                                                                 (2,656)         (8,263)
        Net proceeds from sale of Investment Shares                                                   132              31
                                                                                              -----------     -----------
Net cash used in financing activities                                                              (2,524)         (8,232)
                                                                                              -----------     -----------

Net increase in cash and cash equivalents                                                           3,133             (43)

Cash and cash equivalents at beginning of period                                                    6,256           5,346
                                                                                              -----------     -----------

Cash and cash equivalents at end of period                                                    $     9,389     $     5,303
                                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
Interest paid                                                                                 $        11     $         -
                                                                                              ===========     ===========
Income taxes paid                                                                             $     2,148     $     2,275
                                                                                              ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements

                THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and select international markets. The accompanying unaudited financial statements have been prepared by the Company, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

Management's Opinion
In the opinion of the Company's management, the Company's unaudited financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.   SHORT-TERM INVESTMENTS

The Company's investments in debt securities, which typically mature in one year or less, are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value at June 30, 2001 and December 30, 2001 was $8.0 million and $9.4 million, respectively, for investments in US government obligations and corporate debt.

Available-for-sale investments consisted of investments in mutual funds backed by United States government securities having a cost of $26.0 million and $19.5 million, as of June 30, 2001 and December 30, 2000, respectively. Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The Company recorded unrealized gains of approximately $106,000 and $195,000 on available-for-sale securities as of June 30, 2001 and June 24, 2000. There were no realized gains or losses recorded during the period ended June 30, 2001 and June 24, 2000.

C.   INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):
                                            June 30,           December 30,
                                              2001                 2000
                                         ---------------    -----------------
Raw materials, principally hops              $   12,686           $   14,076
Work in process                                     841                  787
Finished goods                                      612                  876
                                         ---------------    -----------------
                                             $   14,139           $   15,739
                                         ===============    =================

D.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128 (in thousands, except per share data):

                THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.   EARNINGS PER SHARE (continued)

                                                       For the three months         For the six months
                                                              ended                        ended
                                                   ---------------------------   -------------------------
                                                      June 30,      June 24,       June 30,     June 24,
                                                        2001          2000           2001         2000
                                                   -------------  ------------   ------------  -----------
Net income                                          $      4,716   $     3,542    $     8,165   $    7,116

Shares used in earnings per common share - basic          16,461        18,264         16,458       18,561
Dilutive effect of common equivalent shares                   73            63            105           53
                                                   -------------  ------------   ------------  -----------
Shares used in earnings per common share - diluted        16,534        18,327         16,563       18,614
                                                   =============  ============   ============  ===========

Earnings per common share - basic                   $       0.29   $      0.19    $      0.50   $     0.38
                                                   =============  ============   ============  ===========
Earnings per common share - diluted                 $       0.29   $      0.19    $      0.49   $     0.38
                                                   =============  ============   ============  ===========

E.   COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with SFAS No. 130 is as follows (in thousands):


                                                        For the three months ended        For the six months ended
                                                       ----------------------------     -----------------------------
                                                         June 30,       June 24,          June 30,        June 24,
                                                           2001           2000              2001            2000
                                                       -------------  -------------     -------------   -------------
Net income                                              $     4,716    $     3,542       $     8,165     $     7,116
     Plus: unrealized gain on available-for-sale
              Securities                                         76            195               106             195
                                                       -------------  -------------     -------------   -------------
  Comprehensive income                                  $     4,792    $     3,737       $     8,271     $     7,311
                                                       -------------  -------------     -------------   -------------

Accumulated other comprehensive income calculated in accordance with SFAS No. 130 is as follows (in thousands):

                                                   For the three months ended        For the six months ended
                                                  -----------------------------    -----------------------------
                                                     June 30,        June 24,         June 30,         June 24,
                                                       2001            2000             2001             2000
                                                  -------------    ------------    -------------     -----------
Beginning Balance                                  $        30      $        -       $        -       $       -
Unrealized gain on available-for-sale
  securities                                                76              95              106             195
                                                  -------------    ------------    -------------     -----------
Ending balance                                     $       106      $       95       $      106       $     195
                                                  -------------    ------------    -------------     -----------

F.   SUBSEQUENT EVENT

On July 23, 2001, the Pabst Brewing Company announced its intention to close its Lehigh, Pennsylvania brewery ("Lehigh Brewery") on or about September 21, 2001. Approximately 20% of the Company's production is brewed at the Lehigh Brewery. Pursuant to a guarantee by Miller Brewing Company of Pabst's obligations under the Company's production agreement, the Company anticipates that some of the volume will be transferred to a Miller-owned brewery. Additionally, the Company expects that volume will also be transferred to existing contract breweries. The Company has been test brewing at a Miller-owned brewery for over six months in preparation for such a transaction. While the Company does not currently anticipate any significant disruptions to its business or any other problems during the transition, the ultimate impact of this transition on the Company's business and financial statements, both during and after the transition period, cannot be predicted.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 30, 2001 as compared to the three and six-month periods ended June 24, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 30, 2000.

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

Three Months Ended June 30, 2001 compared to Three Months Ended June 24, 2000

Net sales. Net sales decreased by $2.8 million or 5.5% to $48.6 million for the three months ended June 30, 2001 as compared to the three months ended June 24, 2000. The decrease is primarily due to a decrease in volume of Boston Beer's core brands, which was partially offset by increases in selling prices.

Volume. Volume decreased by 32,000 barrels or 9.5% to 304,000 barrels in the three months ended June 30, 2001 from 336,000 barrels in the three months ended June 24, 2000. Core brands decreased by 10.0% to 290,000 barrels for the quarter ended June 30, 2001 from 322,000 barrels for the quarter ended June 24, 2000. The decrease in core brands is primarily due to decreases in Boston Lager and year round products, which were partially offset by increases in seasonal products.

Non-core volume was flat at 14,000 barrels for the three months ended June 30, 2001. Going forward, it is anticipated that the non-core volume will be significantly reduced as the Company's largest customer for non-core products has decided not to renew its contract with the Company.

Selling Price. The selling price per barrel increased by approximately 4.3% to $159.71 per barrel for the three months ended June 30, 2001. This increase is due to price increases that were partially offset by changes in packaging mix. The ratio of kegs to bottles increased, with kegs representing 32% of total shipments in the three months ended June 30, 2001 as compared to 29% for the same period last year.

Significant changes in the packaging mix would have a material effect on sales. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix to kegs from bottles would effectively decrease revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles.

Gross Profit. Gross profit was 60.1% as a percentage of net sales or $95.91 per barrel for the quarter ended June 30, 2001, as compared to 56.8% and $87.02 for the quarter ended June 24, 2000. The increase was primarily due to price increases, packaging mix changes and decreases in cost of goods sold.

Cost of sales decreased by $2.34 per barrel to 40.0% as a percentage of net sales or $63.81 per barrel for the quarter ended June 30, 2001, as compared to 43.2% as a percentage of net sales or $66.15 per barrel for the quarter ended June 24, 2000. This is primarily due to packaging mix changes, a one-time recovery and lower hop related costs such as contract cancellations and reserves for excess inventory on hand. The one-time recovery of $400,000 was due to a re-assessment and subsequent abatement of fiscal year 2000 water and sewer charges at the Cincinnati Brewery. See Hop Purchase Commitments for further discussion on potential future losses relating to hops.

Significant changes in the packaging mix would also have a material effect on gross profit. Assuming the same level of production, a shift in the mix to kegs from bottles would effectively decrease gross profit sold per barrel, as the gross profit per equivalent barrel is lower for kegs than for bottles.

Advertising, promotional and selling. As a percentage of net sales, advertising, promotional and selling expenses were 37.8% or $60.33 per barrel for the three months ended June 30, 2001 as compared to 40.0% as a percentage of net sales or $61.33 per barrel for the quarter ended June 24, 2000. Advertising, promotional and selling expenses decreased by $2.2 million or 10.8% to $18.4 million for the three months ended June 30, 2001. The decrease is primarily due to a delay in media spending. The Company intends to delay this media spending until the second half of 2001.

General and Administrative. General and administrative expenses increased by 2.0% or $62,000 to $3.1 million for the three months ended June 30, 2001 as compared to the same period last year.

Interest income, net. Interest income, net decreased by 18.5% or $80,000 to $353,000 for the three months ended June 30, 2001 from $433,000 for the three months ended June 24, 2000. This decrease was primarily due to lower monthly average cash and short-term investments balances and lower short-term interest rates during the three months ended June 30, 2001 as compared to the same period last year.

Other income. Other income decreased by 89.4% or $84,000 to $10,000 from $94,000. For the three months ended June 24, 2000, the Company received proceeds of $102,000 from the sale of kegs. No kegs were sold for the three months ended June 30, 2001.

Six Months Ended June 30, 2001 compared to Six Months Ended June 24, 2000

Net sales. Net sales decreased by $5.4 million or 5.6% to $90.3 million for the six months ended June 30, 2001 as compared to the six months ended June 24, 2000. The decrease is primarily due to a decrease in volume of Boston Beer's core brands, which was partially offset by increases in selling prices.

Volume. Volume decreased by 52,000 barrels or 8.3% to 574,000 barrels in the six months ended June 30, 2001 from 626,000 barrels in the six months ended June 24, 2000. Core brands decreased by 8.5% to 550,000 barrels for the six months ended June 30, 2001 from 601,000 barrels for the six months ended June 24, 2000. The decrease in core brands is primarily due to decreases in Boston Lager and year round products, which was partially offset by increases in seasonal products.

Non-core volume was flat at 24,000 barrels for the six months ended June 30, 2001. Going forward, it is anticipated that the non-core volume will be significantly reduced as the Company's largest customer for non-core products has decided not to renew their contract with the Company.

Selling Price. The selling price per barrel increased by approximately 2.8% to $157.20 per barrel for the six months ended June 30, 2001. This increase is due to price increases that were partially offset by changes in packaging mix. The ratio of kegs to bottles increased, with kegs representing 32% of total shipments in the six months ended June 30, 2001 as compared to 29% for the same period last year.

Significant changes in the packaging mix would have a material effect on sales. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix to kegs from bottles would effectively decrease revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles.

Gross Profit. Gross profit was 59.2% as a percentage of net sales or $93.03 per barrel for the six months ended June 30, 2001, as compared to 56.3% and $86.06 for the six months ended June 24, 2000. The increase was primarily due to price increases, packaging mix changes and decreases in cost of goods sold.

Cost of sales decreased by $2.67 per barrel to 40.8% as a percentage of net sales or $64.17 per barrel for the six months ended June 30, 2001, as compared to 43.7% as a percentage of net sales or $66.84 per barrel for the six months ended June 24, 2000. This is primarily due to packaging mix changes, a one-time recovery and lower hop related costs such as contract cancellations and reserves for excess inventory on hand. The one-time recovery of $400,000 was due to a re-assessment and subsequent abatement of 2000 water and sewer charges at the Cincinnati Brewery. See Hop Purchase Commitments for further discussion on potential future losses relating to hops.

Significant changes in the packaging mix would also have a material effect on gross profit. Assuming the same level of production, a shift in the mix to kegs from bottles would effectively decrease gross profit sold per barrel, as the gross profit per equivalent barrel is lower for kegs than for bottles.

Advertising, promotional and selling. As a percentage of net sales, advertising, promotional and selling expenses were 37.2% or $58.45 per barrel for the six months ended June 30, 2001 as compared to 38.4% as a percentage of net sales or $58.69 per barrel for the six months ended June 24, 2000. Advertising, promotional and selling expenses decreased by $3.2 million or 8.6% to $33.6 million for the six months ended June 30, 2001. The decrease is primarily due to a delay in media spending.

General and Administrative. General and administrative expenses increased by 13.4% or $807,000 to $6.8 million for the six months ended June 30, 2001 as compared to the same period last year. The increase was primarily due to increases in legal expenses, employee related expenses, increase in depreciation and amortization expense and changes in bad debt expense. Litigation and corporate restructure fees have increased legal related costs. Increases in employee related expenses are attributed to normal salary increases as well as higher recruiting costs. Depreciation expense has increased due to purchases of computer equipment along with increases in the goodwill amortization. For the six months ended June 24, 2000, the Company had recognized $150,000 as a recovery of bad debt. There were no such recoveries during the six months ended June 30, 2001.

Interest income, net. Interest income, net decreased by 12.4% or $117,000 to $830,000 for the six months ended June 30, 2001 from $947,000 for the six months ended June 24, 2000. This decrease was primarily due to lower monthly average cash and short-term investments balances and lower short-term interest rates during the six months ended June 30, 2001 as compared to the same period last year.

Other income. Other income decreased by 56.3% or $125,000 to $97,000 for the six months ended June 30, 2001 from $222,000 for the six months ended June 24, 2000. For the six months ended June 30, 2001, the Company received proceeds of $46,000 from the sale of kegs as compared to $232,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continued to be strong during the first half of 2001. Cash and short-term investments increased to $43.4 million as of June 30, 2001 from $35.1 million as of December 30, 2000. This increase was primarily due to cash provided from operating activities. For the six months ended June 30, 2001, cash provided by operating activities of $13.1 million was partially offset cash used in investing and financing activities of $10.0 million.

During the first half of 2001, the Company repurchased 294,450 shares of its outstanding Class A Common Stock at an aggregate cost of $2.7 million under its stock repurchase program. Under this program, the Company has repurchased a total of 4.2 million shares at an aggregate cost of $33.7 million as of June 30, 2001. Effective April 2001, the Board of Directors increased the aggregate expenditure limitation on the Company's stock repurchase program by $5.0 million to $40.0 million.

With working capital of $54.3 million and $45.0 million in unused bank lines of credit as of June 30, 2001, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Hops Purchase Commitments
The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company entered into advanced multi-year purchase commitments based on forecasted future hop requirements among other factors. The Company now believes that its actual future requirements will be significantly lower than the original forecast on which its existing purchase commitments were based. Factors affecting the current forecast of requirements include: the slow down of sales growth during the 1990's, the discontinuation of certain beer styles, and the improved utilization of hops in production due to process improvements and higher brewing utility values of recent hop crops.

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

Generally accepted accounting principles require the Company to reserve for losses related to excess inventory and purchase commitments by estimating the range of potential losses and, because no amount within this range represents a better estimate of the loss than any other, recording a reserve at the lower value of the range. As of June 30, 2001, the Company estimates this range of loss to be $1.7 million to $2.3 million. During the six months ended June 30, 2001 and June 24, 2000, the Company recorded charges of $0 and $664,000, respectively, for inventory reserves and cancellation fees associated with excess hops inventories and purchase commitments.

Generally accepted accounting principles preclude the Company from recording a lower of cost or market reserve for the decline in hops market prices because the Company can still recover its cost through the sale of finished products. As of June 30, 2001, the Company estimates the difference between the market value and book value of the hop inventory and the hop purchase commitments is approximately $11.5 million.

Management is actively investigating opportunities to reduce inventory levels and purchase commitments in an effort to maximize the utilization of hops on hand and under commitment. To the extent management decides to cancel hops purchase commitments in the future, or sell existing excess hops inventory, it is anticipated that significant one-time losses would be recorded at that time.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. The Company is required to adopt these provisions on January 1, 2002. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the impact of adopting the provisions.

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

               The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations

     Item 2.   CHANGES IN SECURITIES

               Not Applicable

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on May 22, 2001. The following items were voted upon at that time.

               "RESOLVED: That Pearson C. Cummin, III, Robert N. Hiatt and James
               C. Kautz be, and they hereby are, elected Class A Directors of the Corporation, to serve for a term of one year, ending on the date of the 2002 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

               The results of the vote were, as follows:

               Election of Class A Directors:

                                                For             Withheld
               -----------------------------------------------------------
                 Pearson C. Cummin, III       10,925,195         41,378
                 Robert N. Hiatt              10,923,328         45,633
                 James C. Kautz               10,920,940         43,245
               -----------------------------------------------------------

               Mr. C. James Koch, as the sole holder of the Corporation's Class B Common Stock, voted on the election of four (4) Class B Directors.

               "RESOLVED: That C. James Koch, Charles Joseph Koch, Martin F. Roper and John B. Wing be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2002 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified."

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

               The results of the vote were, as follows:

               Election of Class B Directors:

                                              For           Withheld
               --------------------------------------------------------
                 C. James Koch             4,107,355              0
                 Charles Joseph Koch       4,107,355              0
                 Martin F. Roper           4,107,355              0
                 John B. Wing              4,107,355              0
               --------------------------------------------------------

     Item 5.   OTHER INFORMATION

               Not Applicable

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

         Exhibit No.                    Title
         ------------                   -----

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

            10.2 Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit
                      10.2 to the Company's Registration Statement No. 33-
                      96164).

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

            Exhibit No.                      Title
            -----------                      -----

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

            10.20 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998).

          Exhibit No.                        Title
          ----------                         -----

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

          Exhibit No.                        Title
          ----------                         -----

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

             21.1        List of subsidiaries of The Boston Beer Company, Inc.
                         (incorporated by reference to the Company's Form 10-K, filed on March 28, 1997).

             21.2        List of subsidiaries of The Boston Beer Company, Inc.
                         effective as of December 30, 2000 (incorporated by reference to the Company's Form 10-K, filed on March 30, 2001)


          *  Filed with this report

          + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

     (b)       Reports on Form 8-K.

          The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2001.

SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE BOSTON BEER COMPANY, INC.
                                 (Registrant)




     Date: August 8, 2001              By: /s/ Martin F. Roper
                                           -------------------------------------
                                            Martin F. Roper
                                            President and Chief Executive
                                            Officer
                                            (principal executive officer)







     Date: August 8, 2001              By: /s/ Richard P. Lindsay
                                           -------------------------------------
                                            Richard P. Lindsay
                                            Chief Financial Officer (principal
                                            accounting and financial officer)