Form 10-K/A
period 2000-12-30
BOSTON BEER CO INC
filed 2001-10-16
CIK 949870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

      Title of each class              Name of each exchange on which registered
Class A Common Stock...............              NYSE................

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

                AMENDMENT NO. 1 TO THE BOSTON BEER COMPANY, INC.
                FORM 10-K FOR THE PERIOD ENDED DECEMBER 30, 2000

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 30, 2000, by filing herewith the complete text of ITEM 14 of Part IV thereof consisting of:


PART IV.
                                                                      Page
 Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                     3-6

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

        10.8 Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company's Form 10-K, filed on April 1, 1996)

        +10.10 Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-96164).

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

     Exhibit No.                Title
     -----------                -----


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

          +10.28 Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 27, 1998)

          +10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed March 27, 1998)

          +10.30 Glass Supply Agreement between The Boston Beer Company and Owens' Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company's Form 10-Q, filed on August 10, 1998).

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


       Exhibit No.                Title
       -----------                -----


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

          **+10.37 Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000.

          **+10.38 Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000.

          **11.1 The information required by exhibit 11 has been included in Note L of the notes to the consolidated financial statements.

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

          *27.1     Financial Data Schedule (electronic filing only).



* Filed with the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

** Filed with this Amendment to the Annual Report on Form 10-K.

+ Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of October 2001.



                                           THE BOSTON BEER COMPANY, INC.


                                           /s/ Martin F. Roper
                                           President and Chief Executive Officer
                                           (principal executive officer)