Form 10-Q
period 2001-09-29
BOSTON BEER CO INC
filed 2001-11-13
CIK 949870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 29, 2001

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

                                 Yes  X     No
                                     ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2001:

            CLASS A COMMON STOCK, $.01 PAR VALUE               12,186,278
            CLASS B COMMON STOCK, $.01 PAR VALUE                4,107,355
            (Title of each class)                       (Number of shares)

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                QUARTERLY REPORT
                               SEPTEMBER 29, 2001

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                      PAGE

            Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets as of
                     September 29, 2001 and December 30, 2000            3

                     Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 29, 2001
                     and September 23, 2000                              4

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 29, 2001 and
                     September 23, 2000                                  5

                     Notes to Consolidated Financial Statements          6-7

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       8-11

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                   12

            Item 2.  Changes in Securities                               12

            Item 3.  Defaults Upon Senior Securities                     12

            Item 4.  Submission of Matters to a Vote of
                     Security Holders                                    12

            Item 5.  Other Information                                   12

            Item 6.  Exhibits and Reports on Form 8-K                    12-15

SIGNATURES                                                               16

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                    September 29,      December 30,
                                                                                                        2001               2000
                                                                                                    -------------      ------------
ASSETS
   Current Assets:
          Cash and cash equivalents                                                                    $ 11,139          $  6,256
          Short-term investments                                                                         33,334            28,858
          Accounts receivable, net of the allowance for doubtful
            accounts of $625 as of September 29, 2001 and December 30,
            2000, respectively                                                                           16,712            12,593
          Inventories                                                                                    15,640            15,739
          Prepaid expenses                                                                                  965             1,619
          Deferred income taxes                                                                           2,415             2,415
          Other current assets                                                                              725               927
                                                                                                       --------          --------
              Total current assets                                                                       80,930            68,407
                                                                                                       --------          --------
          Property, plant and equipment, net of accumulated depreciation of $28,169 and $24,906 as of September 29, 2001 and December 30,
            2000, respectively                                                                           25,309            27,047
          Goodwill, net of accumulated amortization $91 and $16 as of
            September 29, 2001 and December 30, 2000, respectively                                        1,402             1,477
          Other assets                                                                                    1,215             1,671
                                                                                                       --------          --------
              Total assets                                                                             $108,856          $ 98,602
                                                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
          Accounts payable                                                                             $  7,868          $  6,506
          Accrued expenses                                                                               15,280            13,940
                                                                                                       --------          --------
              Total current liabilities                                                                  23,148            20,446
                                                                                                       --------          --------
   Long-term deferred taxes                                                                               1,833             1,833

   Other long-term liabilities                                                                            1,763             2,634

   Stockholders' Equity:
          Class A Common Stock, $.01 par value;
            22,700,000 shares authorized; 16,380,583 and 16,458,857 issued and outstanding as of September 29, 2001 and December 30, 2000,
            respectively                                                                                    164               165
          Class B Common Stock, $.01 par value;
            4,200,000 shares authorized; 4,107,355 issued and outstanding                                    41                41
          Additional paid-in-capital                                                                     57,197            56,859
          Unearned compensation                                                                            (217)             (156)
          Unrealized gain on short-term investments                                                         201              --
          Retained earnings                                                                              58,734            47,814
          Less:  Treasury stock
            (4,232,150 and 3,906,700 shares as of September 29, 2001 and
            December 30, 2000, respectively) at cost                                                    (34,008)          (31,034)
                                                                                                       --------          --------
              Total stockholders' equity                                                                 82,112            73,689
                                                                                                       --------          --------
              Total liabilities and stockholders' equity                                               $108,856          $ 98,602
                                                                                                       ========          ========

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                            Three months ended                      Nine months ended
                                                  ----------------------------------------------------------------------------
                                                    September 29,      September 23,        September 29,      September 23,
                                                        2001                2000                2001               2000
                                                  ------------------  -----------------    ----------------   ----------------

Sales                                                  $54,515            $51,221              $154,610           $157,744
Less excise taxes                                        5,410              5,230                15,196             16,056
                                                       -------            -------              --------           --------
          Net sales                                     49,105             45,991               139,414            141,688
Cost of sales                                           20,397             19,831                57,263             61,662
                                                       -------            -------              --------           --------
          Gross profit                                  28,708             26,160                82,151             80,026

Operating expenses:
Advertising, promotional and selling expenses           21,168             20,108                54,744             56,844
General and administrative expenses                      3,121              2,935                 9,958              8,965
                                                       -------            -------              --------           --------
          Total operating expenses                      24,289             23,043                64,702             65,809
                                                       -------            -------              --------           --------

Operating income                                         4,419              3,117                17,449             14,217
                                                       -------            -------              --------           --------

Other income (expense):
Interest income                                            383                514                 1,214              1,462
Other income (expense), net                                (26)               224                    70                445
                                                       -------            -------              --------           --------
          Total other income, net                          357                738                 1,284              1,907
                                                       -------            -------              --------           --------

Income before provision for income taxes                 4,776             3,855                 18,733               16,124
Provision for income taxes                               2,021             1,619                  7,813                6,772
                                                       -------           -------               --------             --------
Net income                                             $ 2,755           $ 2,236               $ 10,920             $  9,352
                                                       =======           =======               ========             ========
Earnings per share - basic                             $  0.17           $  0.12               $   0.66             $   0.51
                                                       =======           =======               ========             ========
Earnings per share - diluted                           $  0.17           $  0.12               $   0.66             $   0.51
                                                       =======           =======               ========             ========
Weighted average shares - basic                         16,409            18,117                 16,443               18,407
                                                       =======           =======               ========             ========
Weighted average shares - diluted                       16,568            18,187                 16,556               18,463
                                                       =======           =======               ========             ========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                   Nine months ended
                                                                                            ---------------------------------
                                                                                            September 29,       September 23,
                                                                                                 2001                2000
                                                                                            ---------------    --------------
Cash flows from operating activities:
Net income                                                                                     $10,920             $  9,352
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                            4,885                4,653
        Gain on disposal of fixed assets                                                           (46)                (260)
        Recovery of bad debt                                                                      --                   (225)
        Amortization of unearned compensation                                                       64                   61
    Changes in assets and liabilities:
        Accounts receivable                                                                     (3,960)               2,684
        Inventory                                                                                   99               (3,167)
        Prepaid expenses                                                                           654                1,477
        Other current assets                                                                       104                   62
        Other assets                                                                               (51)                 (32)
        Accounts payable                                                                         1,362               (1,129)
        Accrued expenses                                                                         1,340                2,866
        Other long-term liabilities                                                               (473)              (1,493)
                                                                                               -------             --------
Net cash provided by operating activities                                                       14,898               14,849
                                                                                               -------             --------

Cash flows from investing activities:
        Purchases of property, plant and equipment                                              (2,959)              (4,842)
        Purchases of short-term investments                                                    (18,843)             (24,340)
        Proceeds from the sale of short-term investments                                        14,568               27,667
        Proceeds on disposal of fixed assets                                                        46                  284
                                                                                               -------             --------
Net cash used in investing activities                                                           (7,188)              (1,231)
                                                                                               -------             --------

Cash flows from financing activities:
        Repurchase of treasury stock                                                            (2,974)              (9,373)
        Net proceeds from sale of Investment Shares                                                147                   84
                                                                                               -------             --------
Net cash used in financing activities                                                           (2,827)              (9,289)
                                                                                               -------             --------

Net increase in cash and cash equivalents                                                        4,883                4,329

Cash and cash equivalents at beginning of period                                                 6,256                5,346
                                                                                               -------             --------
Cash and cash equivalents at end of period                                                     $11,139             $  9,675
                                                                                               =======             ========
Supplemental disclosure of cash flow information:

           Interest paid                                                                       $    11             $   --
                                                                                               =======             ========
           Income taxes paid                                                                   $ 4,110             $  4,178
                                                                                               =======             ========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

The Boston Beer Company, Inc. (the "Company") is engaged in the business of brewing and selling beer and hard cider products throughout the United States and in select international markets. The accompanying consolidated financial position as of September 29, 2001 and the results of its consolidated operations and consolidated cash flows for the three and nine months ended September 29, 2001 and September 23, 2000 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

MANAGEMENT'S OPINION
In the opinion of the Company's management, the unaudited consolidated financial position as of September 29, 2001 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 29, 2001 and September 23, 2000, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.       SHORT-TERM INVESTMENTS

The Company's investments in debt securities, which typically mature in one year or less, are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value at September 29, 2001 and December 30, 2000 was $7.0 million and $9.4 million, respectively, for investments in US government obligations and corporate debt.

Available-for-sale investments consist of investments in mutual funds backed by US government securities and are recorded at fair market value. The periodic change in fair value is excluded from earnings and recorded as a component of other comprehensive income. The aggregate cost of available-for-sale securities at September 29, 2001 and December 30, 2000 was $26.1 million and $19.5 million, respectively. The Company had recorded unrealized gains of approximately $201,000 and $339,000 on available-for-sale securities as of September 29, 2001 and September 23, 2000, respectively. There were no realized gains or losses recorded during the period ended September 29, 2001 and September 23, 2000.

C.       INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

                                                  September 29,        December 30,
                                                      2001                 2000
                                                  -------------        ------------
Raw materials, principally hops                     $12,665              $14,076
Work in process                                         905                  787
Finished goods                                        2,070                  876
                                                    -------              -------
                                                    $15,640              $15,739
                                                    =======              =======

D.       EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". In accordance with this statement, basic earnings per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding. Dilutive EPS is calculated by dividing net income by the weighted average common shares and potentially dilutive securities outstanding during the period (in thousands, except per share data):

                 THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.       EARNINGS PER SHARE (CONTINUED)

                                                           For the three months ended            For the nine months ended
                                                        ---------------------------------    ----------------------------------
                                                        September 29,     September 23,      September 29,      September 23,
                                                            2001              2000               2001              2000
                                                        ------------      ------------       -------------      -------------
Net income                                                $ 2,755           $ 2,236             $10,920           $ 9,352

Shares used in earnings per common share - basic           16,409            18,117              16,443            18,407
Dilutive effect of common equivalent shares                   159                70                 113                56
                                                          -------           -------             -------           -------
Shares used in earnings per common share - diluted         16,568            18,187              16,556            18,463
                                                          =======           =======             =======           =======

Earnings per common share - basic                         $  0.17           $  0.12             $  0.66           $  0.51
                                                          =======           =======             =======           =======
Earnings per common share - diluted                       $  0.17           $  0.12             $  0.66           $  0.51
                                                          =======           =======             =======           =======

E.       COMPREHENSIVE INCOME

The Company follows Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement established standards for reporting and displaying comprehensive income and its components. The components of comprehensive income include revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items and unrealized gains and losses on certain investments in debt and equity securities (in thousands):

                                                     For the three months ended         For the nine months ended
                                                   ------------------------------     ------------------------------
                                                    September 29,    September 23,     September 29,   September 23,
                                                        2001            2000               2001           2000
                                                   -------------    -------------     -------------   -------------
Net income                                             $2,755          $2,236            $10,920         $9,352
   Plus: Unrealized gain on available-for-sale
            securities                                     95             144                201            339
                                                       ------          ------            -------         ------
Comprehensive income                                   $2,850          $2,380            $11,121         $9,691
                                                       ======          ======            =======         ======


Accumulated other comprehensive income calculated in accordance with SFAS No. 130 is as follows (in thousands):

                                                 For the three months ended             For the nine months ended
                                               ------------------------------        ------------------------------
                                               September 29,    September 23,        September 29,    September 23,
                                                    2001             2000                2001              2000
                                               -------------    -------------        -------------    -------------
Beginning Balance                                   $106             $195                 $ --             $ --
Unrealized gain on
   available-for-sale-securities                      95              144                  201              339
                                                    ----             ----                 ----             ----
Ending balance                                      $201             $339                 $201             $339
                                                    ====             ====                 ====             ====



F.       BREWERY TRANSACTIONS

On September 21, 2001, the Pabst Brewing Company closed its Lehigh, Pennsylvania brewery ("Lehigh Brewery"), where approximately 20% of the Company's beer was brewed. Pursuant to a guarantee by Miller Brewing Company of Pabst's obligations under the Company's production agreement, the Company has transferred production to existing contract breweries and the Miller-owned brewery in Eden, North Carolina ("Eden Brewery"). The Company has been brewing at the Eden Brewery for over six months on a trial basis, but does not expect to reach full capacity there until the end of the year. While the Company has not experienced any significant disruptions to its business or any other problems during the transition thus far, the ultimate impact of this transition on the Company's business and financial statements, both during and after the transition period, cannot be predicted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 29, 2001 as compared to the three and nine-month periods ended September 23, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 30, 2000.

RESULTS OF OPERATIONS

For purposes of this discussion, Boston Beer's "core brands" include all products sold under Samuel Adams(R), Oregon Original(TM), HardCore(R) and Twisted Tea(TM) trademarks. "Core brands" do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as "non-core products". Boston Beer's flagship brand is Samuel Adams Boston Lager(R) ("Boston Lager").

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 23, 2000

NET SALES. Net sales increased by $3.1 million or 6.8% to $49.1 million for the three months ended September 29, 2001 as compared to the three months ended September 23, 2000. The increase was primarily due to volume growth in core brands as well as price increases.

Volume. Volume decreased by 1,000 barrels to 301,000 barrels in the three months ended September 29, 2001 from 302,000 barrels in the three months ended September 23, 2000. The decline in volume was primarily due to a decrease in non-core products, offset by an increase in core brands.

Non-core volume decreased by 12,000 barrels for the three months ended September 29, 2001 to 2,000 barrels from 14,000 barrels in the three months ended September 23, 2000. The decrease in non-core products was primarily due to the expiration of the production contract with the Company's largest non-core customer. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short and long-term.

Core brands increased by 3.8% to 299,000 barrels for the quarter ended September 29, 2001 from 288,000 barrels for the quarter ended September 23, 2000. The increase in core brands was primarily due to increases in Twisted Tea(TM) and seasonal beers, offset by declines in year-round styles.

Selling Price. The net selling price per barrel increased by approximately 6.8% to $163.21 per barrel for the three months ended September 29, 2001. This increase was primarily due to a decline in non-core volume, price increases for core brands and changes in packaging mix. As net selling price is significantly lower for non-core products as compared to core brands, a decline in non-core volume effectively increased the combined net selling price per equivalent barrel.

GROSS PROFIT. Gross profit was 58.5% as a percentage of net sales or $95.42 per barrel for the quarter ended September 29, 2001, as compared to 56.9% and $86.75 for the quarter ended September 23, 2000. The increase was primarily due to a decline in non-core volume, price increases and packaging mix changes, slightly offset by increases in cost of sales.

Cost of sales increased by $2.03 per barrel to $67.79 per barrel for the quarter ended September 29, 2001, as compared to $65.76 per barrel for the quarter ended September 23, 2000. This is primarily due to a decline in non-core volume as well as packaging mix changes, partially offset by freight savings.

As a percentage of net sales, cost of sales has declined to 41.5% for the quarter ended September 29, 2001, as compared to 43.1% for the quarter ended September 23, 2000.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional and selling expenses increased by $1.1 million or 5.3% to $21.2 million or $70.36 per barrel for the three months ended September 29, 2001, as compared to $66.68 per barrel for the three months ended September 23, 2000. The increase was primarily due to radio advertising, production costs, and promotional related expenditures. These increases were partially offset by declines in television media spending.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 6.3% or $186,000 to $3.1 million for the three months ended September 29, 2001 as compared to the same period last year. This increase was primarily due to bad debt recovery and depreciation expense. For the three months ended September 23, 2000, the Company had recognized a $75,000 recovery of bad debt. There were no such recoveries in the three months ended September 29, 2001. Additionally, depreciation expense related to the purchase of computers was higher for the three months ended September 29, 2001, as compared to the three months ended September 23, 2000.

INTEREST INCOME. Interest income decreased by 25.5% to $383,000 for the three months ended September 29, 2001 from $514,000 for the three months ended September 23, 2000. This decrease was primarily due to lower short-term interest rates during the three months ended September 29, 2001 as compared to the same period last year.

OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased by $250,000 to an expense of $26,000 from income of $224,000, for the three months ended September 23, 2000, as compared to the same period last year. The Company received proceeds of $224,000 from the sale of fixed assets for the three months ended September 23, 2000. There were no proceeds from the sale of fixed assets for the three months ended September 29, 2001.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 23, 2000

NET SALES. Net sales decreased by $2.3 million or 1.6% to $139.4 million for the nine months ended September 29, 2001 as compared to the nine months ended September 23, 2000. The decrease was primarily due to a decrease in volume of Boston Beer's core brands, which was partially offset by increases in selling prices.

Volume. Volume decreased by 52,000 barrels or 5.6% to 875,000 barrels in the nine months ended September 29, 2001 from 927,000 barrels in the nine months ended September 23, 2000. Core brands decreased by 4.5% to 849,000 barrels for the nine months ended September 29, 2001 from 889,000 barrels for the nine months ended September 23, 2000. The decrease in core brands was primarily due to decreases in other year-round products, which was partially offset by increases in seasonal products.

Non-core volume decreased by 12,000 barrels to 26,000 barrels in the nine months ended September 29, 2001 from 38,000 barrels in the nine months ended September 23, 2000. The decrease in non-core products was primarily due to the expiration of the production contract with the Company's largest non-core customer. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short and long-term.

Selling Price. The selling price per barrel increased by approximately 4.3% to $159.27 per barrel for the nine months ended September 29, 2001, as compared to the nine months ended September 23, 2000. This increase was primarily due to price increases and a decline in non-core products, partially offset by packaging mix changes. As net selling price is significantly lower for non-core products as compared to core brands, a decline in non-core products effectively increased the combined net selling price per equivalent barrel.

GROSS PROFIT. Gross profit was 58.9% as a percentage of net sales or $93.85 per barrel for the nine months ended September 29, 2001, as compared to 56.5% and $86.29 for the nine months ended September 23, 2000. The increase was primarily due to price increases, a decline in non-core volume, and a decline in cost of sales.

Cost of sales decreased by $1.07 per barrel to 41.1% as a percentage of net sales or $65.42 per barrel for the nine months ended September 29, 2001, as compared to 43.5% as a percentage of net sales or $66.49 per barrel for the nine months ended September 23, 2000. This is primarily due to a one-time recovery of water and sewer charges, lower hops related costs, and a decline in non-core volume during the nine months ended September 29, 2001. The one-time recovery of $400,000 was due to a re-assessment and subsequent abatement of 2000 water and sewer charges at the Cincinnati Brewery. See Hop Purchase Commitments for further discussion on potential future losses relating to hops.

ADVERTISING, PROMOTIONAL AND SELLING. Advertising, promotional and selling expenses were 39.3% as a percentage of net sales, or $62.54 per barrel for the nine months ended September 29, 2001 as compared to 40.1% as a percentage of net sales or $61.29 per barrel for the nine months ended September 23, 2000. Advertising, promotional and selling expenses decreased by $2.1 million or 3.7% to $54.7 million for the nine months ended September 29, 2001. The decrease was primarily due to a delay in media spending to the later half of the year.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 11.1% or $993,000 to $10.0 million for the nine months ended September 29, 2001 as compared to the same period last year. The increase was primarily due to an increase in depreciation and amortization expense, changes in bad debt expense, and higher legal, recruiting, and consulting expenditures. Depreciation and amortization expense increased due to purchases of computer equipment and the addition of goodwill amortization. The Company had recognized $215,000 as a recovery of bad debt for the nine months ended September 23, 2000. There were no such recoveries during the nine months ended September 29, 2001. Litigation costs and corporate restructure fees resulted in higher legal-related costs.

INTEREST INCOME. Interest income decreased by 17.0% or $248,000 to $1.2 million for the nine months ended September 29, 2001 from $1.5 million for the nine months ended September 23, 2000. This decrease was primarily due to lower average cash and short-term investments balances coupled with lower short-term interest rates during the nine months ended September 29, 2001, as compared to the same period last year.

OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased by $376,000 to $70,000 for the nine months ended September 29, 2001 from $446,000 for the nine months ended September 23, 2000. For the nine months ended September 29, 2001, the Company received proceeds of $46,000 from the sale of fixed assets as compared to $404,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continued to be strong during the first nine months of 2001. Cash and short-term investments increased to $44.5 million as of September 29, 2001 from $35.1 million as of December 30, 2000. This increase is primarily due to cash provided by operating activities partially offset by cash used for the repurchase of the Company's stock and cash used for the purchase of capital equipment. Cash provided by operating activities of $14.9 million was partially offset by cash used in investing and financing activities of $10.0 million, for the nine months ended September 29, 2001.

During the first nine months of 2001, the Company repurchased 325,000 shares of its outstanding Class A Common Stock at an aggregate cost of $3.0 million under its stock repurchase program. Under this program, the Company has repurchased a total of 4.2 million shares at an aggregate cost of $34.0 million as of September 29, 2001. Effective August 17, 2001, the Board of Directors increased the aggregate expenditure limitation on the Company's stock repurchase program by $5.0 million to $45.0 million.

With working capital of $57.8 million and $45.0 million in unused bank lines of credit as of September 29, 2001, the Company believes that its existing resources should be sufficient to meet the Company's short-term and long-term operating and capital requirements.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

HOPS PURCHASE COMMITMENTS
The Company utilizes several varieties of hops in the production of its malt beverages. To ensure adequate supplies of these varieties, the Company entered into advanced multi-year purchase commitments based on forecasted future hop requirements among other factors. The Company now believes that its actual future requirements will be significantly lower than the original forecast on which its existing purchase commitments were based. Factors affecting the current forecast of requirements include: the slow down of sales growth during the 1990's, the discontinuation of certain beer styles, and the improved utilization of hops in production due to process improvements and higher brewing utility values of recent hop crops.

Since the late 1990's there has also been a decline in the market prices of hops. The decline in market price is due to an oversupply of certain varieties and changes in foreign exchange rates and appears to be non-temporary in nature. After intensive review of the options with regards to our excess hop commitments and inventory levels, the Company intends to dispose of certain hop types and cancel some hop future contracts during the fourth quarter 2001. The Company believes that the transactions contemplated will bring hop inventory levels and future contracts into balance with our current brewing volume and hop usage.

As a result of the hop transactions that are expected to be completed in the fourth quarter of 2001, the Company expects to incur a non-recurring pretax charge between $2.2 million and $5.6 million. The exact amount will depend on the nature and extent of the disposal transactions actually consummated. This non-recurring charge is expected to reduce fourth quarter after-tax earnings between $.08 and $.20 per share.

Generally accepted accounting principles require the Company to reserve for losses related to excess inventory and purchase commitments by estimating the range of potential losses and, because no amount within this range represents a better estimate of the loss than any other, recording a reserve at the lower value of the range. As of September 29, 2001, the Company had reserved for an estimated loss of $1.6 million. Generally accepted accounting principles preclude the Company from recording a lower of cost or market reserve for the decline in hops market prices because the Company can still recover its cost through the sale of finished products.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company is required to adopt these provisions on January 1, 2002. The Company has evaluated the provisions of SFAS No. 141 and SFAS No. 142 and does not believe that the adoption of such statements will have a material impact on its financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material impact on its results of operations or financial position and will adopt such standards on July 29, 2002, as required.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are analyzed.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Two complaints were filed against the Company in 2000 relating to its use of the word "BoDean's" in connection with its BoDean's Twisted Tea product. Both of the lawsuits have been settled. Neither suit, nor the two suits in combination, had a materially adverse impact on the results of operation, cash flow or financial position of the Company.

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

            10.19 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Form 10-K, filed on March 31, 1997).

           +10.20 Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 31, 1997).

           +10.21 Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 31, 1997).

           +10.22 Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company's Form 10-K, filed on March 31, 1997).

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

           +10.26 Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 26,
                        1998).

            10.27 Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25,
                        1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company's Form 10-K, filed on March 26, 1998).

           +10.28 Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed on March 26, 1998).

           +10.29 1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company's Form 10-K, filed March 26,
                        1998).

         EXHIBIT NO.                       TITLE
         -----------                       -----

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

            21.1        List of subsidiaries of The Boston Beer Company, Inc.
                        (incorporated by reference to the Company's Form 10-K, filed on March 31, 1997).

            * Filed with this report.

            + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)      REPORTS ON FORM 8-K.
         The Company filed a report on Form 8-K under Item 5, other events and regulation FD disclosure, with the Securities and Exchange Commission on September 28, 2001.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                          THE BOSTON BEER COMPANY, INC.
                                  (Registrant)




 Date:  November 13, 2001          By: /s/ Martin F. Roper
                                       -----------------------------------------
                                       Martin F. Roper
                                       President and Chief Executive Officer
                                       (principal executive officer)




 Date:  November 13, 2001          By: /s/ Richard P. Lindsay
                                       -----------------------------------------
                                       Richard P. Lindsay
                                       Chief Financial Officer (principal
                                       financial and accounting officer)