Form 10-K405
period 2001-12-29
BOSTON BEER CO INC
filed 2002-03-27
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

02116
(Zip Code)

(617) 368-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock............................	NYSE......................................

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ]

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $183,567,885 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on March 18, 2002). All of the Registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 18, 2002 there were 12,246,023 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting to be held on May 21, 2002 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
FORM 10-K FOR THE PERIOD ENDED DECEMBER 29, 2001

			Page

PART I
	Item 1.	Business	3-10
	Item 2.	Properties	10
	Item 3.	Legal Proceedings	10
	Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	11
	Item 6.	Selected Financial Data	12
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	Item 7a	Quantitative and Qualitative Disclosures About Market Risk	19
	Item 8.	Financial Statements and Supplementary Data	20-37
	Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	38
PART III
	Item 10.	Directors and Executive Officers of the Registrant	38
	Item 11.	Executive Compensation	38
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	38
	Item 13.	Certain Relationships and Related Transactions	38
PART IV
	Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	38-41
Signatures			42

PART I

Item 1. Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and believes it is the fifth largest brewer overall in the United States. In fiscal 2001, Boston Beer sold 1,137,430 barrels of its proprietary products (“core brands”) and brewed 27,400 barrels under contract (“non-core products”) for third parties.

The Company produced a total of sixteen beers under the Boston Beer Company name, one beer under the Oregon Beer and Brewing Company name, two cider products under the HardCore Cider Company name, and two alternative malt beverage products under the Twisted Tea Brewing Company name during 2001. Boston Beer produces malt beverages and cider products at Company-owned breweries and under contract. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The Company brewed its beer under contract at four breweries during 2001 (located in Eden, North Carolina; Tumwater, Washington; Rochester, New York; and Lehigh, Pennsylvania).

The Company’s principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.

Beer Industry Background

The Company’s beer products are primarily positioned in the “Better Beer” category of the beer industry, which includes craft beers and most imports sold at premium prices. Better Beers are full-flavored with higher quality hops, malted barley, yeast and water, but without adjuncts such as rice, corn or stabilizers, and without water dilution used in mass-produced beer.

The Better Beer category is approximately 14% of United States beer consumption and has experienced approximately 10% average compounded annual growth over the last ten years. Samuel Adams Boston Lager® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Heineken® and Corona®.

During 2001, domestic craft beer sales increased slightly, while the growth of imports continued to increase the market share of the overall Better Beer category. The primary cause for the growth of the Better Beer category is consumers’ rediscovery of and demand for more traditional, full-flavored beers. Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed such full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, three major brewers (Anheuser-Busch Inc., Miller Brewing Company, and Coors Brewing Company) comprise over 90% of all United States domestic beer shipments.

Although per capita beer consumption in the United States has declined from its peak in the early 1980’s, consumption has been increasingly focused on more flavorful or otherwise distinctive beers. In the early 1980’s, imported beers from Holland, Germany, Canada, and Mexico met this demand. Beginning in the late 1980’s, domestic craft brewers began producing richer, more full-flavored beers, usually sold in small, local geographic markets, and later, through their own brewpubs. When Samuel Adams Boston Lager® was first brewed in 1984, only a handful of craft breweries existed, few of which distributed outside their immediate geographical areas. In response to increased consumer demand for more flavorful beers, the number of craft-brewed beers increased dramatically. Currently there are over 1,000 craft brewers and brewpubs in the United States. In addition to the many independent brewers, the three major brewers have all entered this craft market, either through developing their own beers or by acquiring, in whole or part existing craft brewers.

In 2001, there were significant investments made in the alternative malt beverage or “malternative” category of the beer industry. Malternatives are flavored malt based aloholic products such as Hoopers Hoch®, Two Dogs®, Seagrams® Coolers, Mike’s Hard Lemonade® or Zima®, and are typically priced competitively with Better Beers. Historically this category has accounted for approximately 2% of beer consumption. In 2001, Diageo introduced Smirnoff® Ice into this category in the United States with significant brand support investment, and gained an approximate 1% share of beer consumption in its first year, driving the malternative category to between 3% and 4% of total beer consumption by the end of 2001. This arrival of a major distilled spirits producer into the beer business is a significant event in that Diageo has stated its intent to generate new malternative products that compete for traditional beer consumption occasions in order to expand its share of alcohol consumption.

Further, in late 2001 and early 2002, both Anheuser Busch and Miller announced partnerships with major spirits brands to introduce more spirit-branded malternatives into the markets to compete with Smirnoff® Ice, all supported by significant marketing expenditures. It is possible that, in 2002, the total marketing support behind malternatives will match the marketing support spend by existing Better

Beer brewers. It is unclear how these new products will affect the Better Beer drinker, and in particular the Company’s business, but the arrival of these new well funded products will in all likelihood increase the competitive nature of the overall beer business.

In July 2001, the Company launched Sam Adams Light™ in test markets in Maine and Rhode Island. Sam Adams Light™ is a unique light beer made with only two row barley malt and noble hops. The Company believes that an opportunity exists to sell a Better Light Beer, as while Better Beer accounts for 14% of beer consumption in the United States, Better Light Beers account for less than 3% of the Light Beer segment and appear underdeveloped. Sam Adams Light™ has been well received by retailers and wholesalers, and in the first test markets for the period July 2001 through February 2002 generated between 15% and 30% incremental business, depending on the time period, specific market conditions, and brand support spending. The Company spent significantly more on brand support in the test markets than it would normally spend on the Samuel Adams® brand in those markets. Based on the experience in these markets, changes were made to packaging, point of sale, and other brand support items, in order to improve the impact of the Sam Adams Light™ launch.

Based on the encouraging results from Maine and Rhode Island, in December 2001, the Company, expanded testing of Sam Adams Light™ into Columbus, Ohio and San Diego, California, in order to evaluate the viability of Sam Adams Light™ outside New England. While it is too early to predict the eventual business impact in these two markets, for the first three months in these two test markets, Sam Adams Light™ has generated between approximately 20% and 30% incremental business. There is no guarantee that these results will be sustainable or be duplicated in other markets.

In late January 2002, based on the results and continued learning from the test markets, the Company launched Sam Adams Light™ in the remainder of New England. It is too early to evaluate the success of this launch, but based on information to date the Company expects to duplicate the performance in the other test markets. As of March 2002, Sam Adams Light™ is being sold in markets which account for over 25% of the Company’s volume.

The Company intends to evaluate further roll out opportunities based on the performance of Sam Adams Light™ in the existing markets, potential roll-out market conditions, wholesaler support, continuing retailer support, and the Company’s ability to manage additional markets. The Company’s current launch plans for additional Sam Adams Light™ markets involve significant media support during the first six months of its introduction, which at current projected volume levels may result in a net earnings decrease from any additional roll-out markets. However, the Company believes that if the test market business results can be duplicated, a national roll-out of Sam Adams Light™ would create total business growth and, therefore, earnings growth after the launch investment has been completed. If the encouraging business results from the existing markets continue, the Company intends to commence further expansion in mid-to late-Spring, 2002, with a goal of national distribution by year-end.

Narrative description of Business

The Company’s business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand awareness through point-of-sale, advertising and promotional programs.

In addition, the Company produces products that are positioned in the cider and malternative beverage categories of alcoholic beverages. Volume from HardCore® and Twisted Tea™ contributes approximately 7% of the Company’s total volume.

Products marketed

The Company’s product strategy is to create and offer a world-class variety of traditional beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. During 2001, the Company marketed all continuing styles listed below. The Company’s Samuel Adams Boston Lager® accounts for the majority of the Company’s sales. The following is a list of continuing styles as of December 29, 2001.

Year First Brewed or Introduced
Year-Round Beers
Samuel Adams Boston Lager®	1984
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Triple Bock	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® I.P.A	1998
Samuel Adams® Pale Ale	1999
Sam Adams Light™	2001
Samuel Adams® Weiss Beer	2001
Sam Adams Utopias MMII™	2001

Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® Spring Ale	1998

Ciders
HardCore® Crisp Hard Cider	1997
HardCore® Golden Cider	2000

Alternative Malt Beverages
Twisted Tea™	2001
Twisted Tea™ Raspberry	2001

The Company continuously evaluates the performance of its various beer and cider brands and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Brands discontinued during 2001 include Samuel Adams® Golden Pilsner and Oregon Original™ India Pale Ale. Certain products discontinued in previous years may be produced for the Company’s seasonal variety packs. During 2001, Samuel Adams® Cranberry Lambic and Old Fezziwig® were produced and included in Samuel Adams® Winter Classics variety pack.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 425 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, and other retail outlets. With few exceptions, the Company’s products are not the primary brands in the distributor’s portfolio. Thus, the Company, in addition to competing with other malt beverages for a share of the consumer’s business, competes with other brewers for a share of the distributor’s attention, time, and selling efforts.

The Company sells its products predominantly in the United States, but also in Canada, South America, Europe, the Caribbean, and the Pacific Rim. During 2001, the Company’s largest distributor accounted for approximately 5% of the Company’s net sales. No other distributor accounted for more than 3% of the Company’s net sales. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors. The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

Boston Beer sells its products through a sales force of approximately 180 people, which the Company believes is the largest of any craft brewer and one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and consumers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and the selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company has also engaged in media campaigns, primarily television, radio, billboards and print. These media efforts are complemented by participation in sponsorships of cultural and community events, local beer festivals, industry-related trade shows, and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs, and menu stands) designed to stimulate impulse sales and continued awareness.

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products. These new products allow the Samuel Adams® drinker to try new styles of malt beverages and cider while remaining loyal to the Samuel Adams® brand. As discussed above, in July 2001, the Company introduced Sam Adams Light™ in limited test markets. Sam Adams Light™ offers the light beer drinkers a flavorful, higher quality alternative to the less flavorful domestic and imported light beers. Also in 2001, the Company produced Sam Adams Utopias MMII™, which was available in limited markets. Sam Adams Utopias

MMII™ offers a rich taste that is surprisingly light on the palate, featuring a smooth, lingering finish. The Company believes that Samuel Adams Utopias MMII™, which has 24% alcohol by volume, is the strongest commercially-available beer in the world to date.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt. The Company purchased the majority of malt used in the production of its beer from two suppliers during 2001. The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada.

Hops. The Company buys noble hops for its Samuel Adams® lagers. Noble hops are varieties from specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, and Spalt-Spalter from Germany, and Bohemian Saaz from the Czech Republic. Noble hops are rare, and more expensive than other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The Company purchases its hops from hops dealers, the largest of which accounted for approximately 55% of annual hop purchases during 2001.

Yeast. The Company maintains a supply of proprietary strains of yeast that it uses in its breweries and supplies to its contract brewers. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains secure supplies in several locations. In addition, the Company’s contract brewers maintain a supply of yeasts that are reclaimed from the batches of brewed beer. The contract brewers are obligated by their production contracts to use the Company’s proprietary strains of yeasts only to brew the Company’s beers and such yeasts cannot be used without the Company’s approval to brew any other beers produced at the respective breweries.

Apple Juice Concentrate. The Company purchased apple juice concentrate from a French and an Italian apple juice supplier during 2001. A mixture of these concentrates is used in the production of HardCore® Crisp Hard Cider and Hardcore® Golden Cider. The Company believes that alternative suppliers are available.

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

Quality Assurance

As of December 29, 2001, the Company employed nine brew masters and retained a world-recognized brewing authority as a consulting brew master to monitor the Company’s contract brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea™, and Hardcore® cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewing location, including a lab at its brewery in Boston, Massachusetts.

In order to ensure that its customers enjoy only the freshest beer, the Company includes a clearly legible “freshness” date on every bottle and keg of its Samuel Adams® products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

The Company believes that its current strategy of combining brewery ownership with contract brewing, which utilizes the excess capacity of other breweries, provides the Company flexibility as well as quality and cost advantages over its competitors. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing, and packaging. Furthermore, by brewing in multiple locations, the Company reduces its distribution costs and is better able to deliver fresher beer to its customers than other craft brewers with broad distribution from a single brewery.

Prior to 1997, the Company was predominantly a contract brewer. Effective March 1, 1997, the Company, through its wholly-owned subsidiary, Samuel Adams Brewery Company, Ltd. (“SABC’), acquired all of the equipment and other brewery-related property of an independent brewing company located in Cincinnati, Ohio (the “Cincinnati Brewery”). Pursuant to the original purchase and sale agreement, SABC completed the acquisition of the land and buildings of the Cincinnati Brewery effective November 15, 2000. The Company believes the acquisition of the Cincinnati Brewery complements the contract breweries by providing greater flexibility for brewing production. The Cincinnati Brewery produces approximately 45% of the Company’s core brands volume as well as 100% of its non-core products volume for customers under contract arrangements.

The Company uses its brewery located in Boston, Massachusetts to develop new types of innovative and traditional products and to supply, in limited quantities, beers for the local market. All of Boston Beer’s products are brewed at the Boston Brewery in the course of a year. Product development entails researching market needs and competitive products, sample brewing, and market taste testing.

The Company also currently has contracts to produce its products with the breweries listed below. Under its contract brewing arrangements, the Company is charged a per unit rate for the production of its products at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs.

High Falls Brewing Company, LLC. Throughout 2001, the Company brewed its beer at a brewery located in Rochester, NY (the “Rochester Brewery”) under a contract that was entered into in 1997 with The Genesee Brewing Company (“Genesee”). In December 2000, Genesee sold the Rochester Brewery to High Falls Brewing Company, LLC (“High Falls”), which assumed the obligations of Genesee under the Company’s production agreement with Genesee.

The Miller Brewing Company. In 2001, the Company brewed its beer at two breweries owned and operated by the Miller Brewing Company (“Miller). The west coast supply was primarily produced in Tumwater, Washington (the “Tumwater Brewery”). Effective September 2001, Pabst Brewing Company (“Pabst”) closed its brewery in the Lehigh Valley in Pennsylvania, and pursuant to an agreement between the Company, Pabst, and Miller, Miller assumed the production responsibilities. The production volume was transferred to a Miller-owned brewery in Eden, North Carolina (the “Eden Brewery”).

While these contracts should provide sufficient capacity to brew the Company’s anticipated volume for the foreseeable future, the dramatic increase in malternatives production in 2001, which have largely been brewed under contract, has changed both the supply and demand for contract brewing, especially bottling capacity. While excess bottling capacity in the brewing industry appears to have diminished substantially over the last year, the Company believes that the growth of the malternative segment is resulting in more investment and efficiencies in a number of breweries in the U.S. which had been experiencing declining volumes. For example, the Lehigh Valley brewery in Pennsylvania, which closed in September 2001, was reopened after its acquisition by a subsidiary of Diageo plc, the producers of Smirnoff® Ice. Such increased volume in malternatives and resulting investment may, in fact, provide more contract brewing capacity for the Company in the future by keeping breweries that had been substantially underutilized more viable long term. There is no guarantee that the existing economics of these contracts will continue beyond current contract durations. However, in the long term, the Company believes that capacity will exist to brew the Company’s products, even if the current economics may change. The Company continually evaluates the balance between contract production and brewery ownership. The changing economics will affect how the Company evaluates the tradeoff between ownership and contracting long term.

Competition

The Better Beer category of the United States beer market is highly competitive due to the recent gains in market share achieved by imported beers, the large number of craft brewers, and the recent arrival of major spirits-branded malternatives with pricing and target customers similar to the Better Beers. The Company anticipates competition among craft brewers to remain strong as existing craft brewers retrench to their key markets and core brands. Imported beers have gained market share and increased volumes within the growing Better Beer segment as they continue to compete aggressively in the United States. These competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. The Company believes that it may benefit from the success of the imports, as they educate beer drinkers about the Better Beer segment and increase the pool of Better Beer drinkers. In addition, large domestic brewers have developed or are developing niche brands and are acquiring interests in small brewers to compete in the craft-brewed segment.

The Company competes with other beer and alcoholic beverage companies within the three-tier distribution system. The Company competes for a share of the distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf and tap space. From a consumer perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products.

The Company distributes its products through independent distributors who may also distribute competitors’ products. In recent years, certain brewers have introduced new contracts with their distributors. Such contracts impose requirements on distributors that are intended to maximize the wholesalers’ attention, time and selling efforts on the brewer’s products. These new contracts generally result in increased competition as they may affect the manner in which a distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network and develops programs and tactics intended to best position its products in the market.

The competitive advantage of the Company is enhanced by the following factors: uncompromising product quality, development of new beer styles, innovative point of sale materials, a large sales force, tactical introduction of seasonal beers and pricing strategies. Management believes that as the industry consolidates, Boston Beer will be in a position to leverage its strengths and successfully compete in a maturing market. The Company has competitive advantages over the regional craft brewers as the Company’s contract brewing strategy provides greater flexibility and lower initial capital costs, freeing up capital for other uses. In addition, use of contract brewers allows the Company’s beer to be brewed closer to major markets around the country, providing fresher beer to customers and affording lower transportation costs. The Company also believes that its acquisition of the Cincinnati Brewery complements its strategy of contract brewing while providing added flexibility of production. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, higher product quality, a lack of import charges, and superior product freshness.

The increased activity in the malternative category may significantly change the competitive landscape due to, among other factors, the arrival of large spirits companies into the beer business, the wide-spread advertising of malt-based spirits brands, and wholesalers having more brands on which to focus. These factors may affect the Company by making the Company’s brands not as significant to its wholesalers and retailers and by reducing the impact of the Company’s own marketing efforts. The Company does not believe that the malternative activity adversely affected the Company’s business significantly in 2001, but there are no guarantees that this is indicative of the future. The Company intends to focus on traditional beer products, Samuel Adams Boston Lager®, Samuel Adams® Seasonals, and the potential roll out of Sam Adams Light™, which the Company believes to have more potential to create long-term value than malternatives.

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company’s operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state, or local laws and regulations could result in penalties, fees, suspension, or revocation of permits, licenses, or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Licenses and Permits

The Company, through its wholly-owned subsidiary, Boston Beer Corporation (“BBC”), produces and sells its alcoholic beverages to distributors pursuant to a federal wholesaler’s basic permit and a federal brewer’s notice. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file an amended notice with the Bureau of Alcohol, Tobacco and Firearms (“BATF”) in the event of a material change in the production process, production equipment, brewery’s location, brewery’s management, or a material change in the brewery’s ownership. The Company’s operations are subject to audit and inspection by the BATF at any time.

On the state and local level, some jurisdictions merely require notice of any material change in the operations, management, or ownership of the permit or licensee. Some jurisdictions require advance approvals and require that new licenses, permits, or approvals must be applied for and obtained in the event of a change in the management or ownership of the permit or licensee. State and local laws and regulations governing the sale of beer within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

The BATF permits and registrations can be suspended, revoked, or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, and to notify the BATF of any change (as described above). Permits, licenses, and approvals from state regulatory agencies can be revoked for many of the same reasons.

Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for it to conduct business within its jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.

Taxation

The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of beer for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beers produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability of these taxes varies by state. Twisted Tea™ is classified as a beer and is taxed accordingly. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Further increases in excise taxes on beer and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of affected products.

Trademarks

The Company has obtained United States Trademark Registrations for several trademarks, including Samuel Adams®, Sam Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Cherry Wheat®, and HardCore®. The Company has pending trademark applications for its other house marks, Twisted Tea™ and Oregon Original™, as well as Sam Adams Light™. The Samuel Adams® trademark and the Samuel Adams Boston Lager® trademark (including the design logo of Samuel Adams) and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its “Samuel Adams” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever possible and to vigorously oppose any infringements of its marks.

Environmental Regulations and Operating Considerations

The Company’s operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations, or ordinances may impose liability for the cost of remediation, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that any costs arising from existing environmental laws will not have a material adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

The Company’s operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company’s reputation for product quality, as well as give rise to product liability claims. The Company and its contract brewers maintain insurance which the Company believes is sufficient to cover any product liability claims which might result from a contamination problem in its products.

Employees

During 2001, the Company employed approximately 363 people, of which approximately 65 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, all of whose contracts expire in early 2002. Each of the labor unions has agreed in principal to the extension of their respective contracts for an additional five years. Final agreements are currently under legal review. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that a good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2. Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts and a brewery in Cincinnati, Ohio. The Company also maintains sales and administrative offices in Tennessee and Maryland. The Company leases all of its other facilities. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3. Legal Proceedings

Two complaints were filed against the Company in 2000 relating to its use of the word “BoDean’s” in connection with its BoDean’s Twisted Tea product. Both lawsuits were settled during 2001 and did not have a material adverse impact on the results of operation, cash flow, or financial position of the Company.

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the holders of Class A Common Stock of the Company during the fourth quarter ended December 29, 2001. The sole stockholder of Class B Common Stock of the Company, by written consent dated December 14, 2001, ratified the action of the Company’s Board of Directors increasing by 1,000,000 shares, the shares of Class A Common Stock reserved for issuance under the Company’s Employee Equity Incentive Plan and by 100,000 shares, the shares of Class A Common Stock reserved for issuance under the Non-Employee Director Stock Option Plan.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales daily close prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2001	High	Low

First Quarter	$10.2000	$8.7500
Second Quarter	$9.9400	$8.6200
Third Quarter	$11.8500	$8.8200
Fourth Quarter	$17.6900	$10.7600

Fiscal 2000	High	Low

First Quarter	$7.7500	$7.0000
Second Quarter	$9.1250	$7.3750
Third Quarter	$9.5625	$8.5000
Fourth Quarter	$9.0625	$7.5625

There were approximately 16,000 holders of record of the Company’s Class A Common Stock as of March 18, 2002. Excluded in the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 18, 2002, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $14.99.

The Company’s Class B Common Stock is not listed for trading. However, each share of Class B Common Stock is convertible, at any time, at the option of the holder thereof, into one share of Class A Common Stock. As of March 18, 2002, C. James Koch was the sole holder of record of all the Company’s Class B Common Stock then issued and outstanding.

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

Item 6. Selected Financial Data

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

			Year Ended

	Dec. 29,	Dec. 30,	Dec. 25,	Dec. 26,	Dec. 27,
	2001	2000	1999	1998	1997

		(in thousands, except per share data)
Income Statement Data:
Sales	$207,218	$212,105	$197,309	$205,020	$209,490
Less excise taxes	20,435	21,551	20,528	21,567	25,703

Net sales	186,783	190,554	176,781	183,453	183,787
Cost of Sales	81,693	84,057	78,397	89,393	89,998

Gross Profit	105,090	106,497	98,384	94,060	93,789

Advertising, promotional and selling expenses	80,124	77,838	69,935	66,928	69,537
General and administrative	13,529	12,539	11,574	12,528	11,666

Total operating expenses	93,653	90,377	81,509	79,456	81,203

Operating income	11,437	16,120	16,875	14,604	12,586
Other income (expense), net	1,780	2,930	2,215	(238)	695

Income before provision for income taxes	13,217	19,050	19,090	14,366	13,281
Provision for income taxes	5,384	7,811	8,010	6,442	5,723

Net income	$7,833	$11,239	$11,080	$7,924	$7,558

Earnings per share — basic	$0.48	$0.62	$0.54	$0.39	$0.37
Earnings per share — diluted	$0.47	$0.62	$0.54	$0.39	$0.37
Weighted average shares outstanding — basic (1)	16,413	18,056	20,413	20,486	20,324
Weighted average shares outstanding — diluted (1)	16,590	18,109	20,459	20,565	20,490
Statistical Data:
Barrels sold	1,165	1,241	1,174	1,227	1,352
Net sales per barrel (2)	$160	$154	$151	$150	$136
Employees (2)	363	355	342	349	335
Net sales per employee (2)	$515	$536	$517	$526	$549
Balance Sheet Data:
Working capital	$56,074	$47,961	$58,827	$53,374	$50,550
Total assets	$107,495	$98,602	$112,730	$122,689	$105,399
Total long term obligations	$4,919	$4,467	$5,779	$4,559	$10,789
Total partners’/stockholders’ equity	$78,179	$73,689	$83,450	$82,028	$71,284
Dividends	—	—	—	—	—

(1)	Reflects weighted average number of common and common equivalent shares of the Class A and Class B Common Stock assumed to be outstanding during the respective periods.

(2)	On March 1, 1997, the Company acquired the equipment and other brewery-related personal property of a brewery in Cincinnati, Ohio and on November 15, 2000, the Company completed the acquisition of the land and buildings of this brewery.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

The Boston Beer Company is engaged in the business of brewing and selling malt beverages and cider products primarily in the domestic market and, to a lesser extent, in selected international markets. The alcoholic beverage industry is highly regulated at the federal, state and local levels. The Federal Treasury Department’s Bureau of Alcohol, Tobacco, and Firearms (“BATF”) enforce laws under the Federal Alcohol Administration Act. The BATF is responsible for enacting excise tax laws that directly affect the Company’s results of operations. State and regulatory authorities have the ability to suspend or revoke the Company’s licenses and permits or impose substantial fines for violations. The Company has established strict guidelines in efforts to ensure compliance with all state and federal laws. However, the loss or revocation of any existing license or permit could have a material effect on the Company’s business, results of operations, cash flows and financial position.

The Company’s traditional beer products compete in what the Company defines as the “Better Beer” category. The defining factors for “Better Beer” includes price, quality, image and taste. The category includes imports and domestic craft beers. The Company prices its beers at a premium as compared to domestic mass-produced beers; consistent with beers in the Better Beer category. The Company believes that this pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. In addition, the Company produces products that are positioned in the cider and the so-called “malternative” beverage segment of alcoholic beverages.

The Better Beer category is highly competitive due to the recent gains in market share achieved by imported beers and the large number of craft brewers, and the recent arrival of major spirits-branded malternatives with similar pricing and target consumers to those of the Better Beers. Certain major domestic brewers have also developed niche brands and are acquiring interests in craft beers. Import brewers and major domestic brewers are able to compete more aggressively as they have substantially greater resources, marketing strength and distribution networks than the Company. As larger import and domestic brewers support their products with extensive advertising and promotions, the Company has experienced increased competition. Although the domestic craft beer industry has recently experienced some consolidation, the Company anticipates competition to remain strong as brewers retrench and focus their marketing efforts on their local key markets and core brands. This competitive environment has affected the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, Boston Beer believes that companies that are well positioned in terms of brand equity, marketing and distribution will prosper. With approximately 425 distributors nationwide and the Company’s 180 salespeople, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The Company operates with the strategy of contract brewing, which utilizes the excess capacity of other breweries, along with brewing at its own breweries. This strategy provides the Company with flexibility in addition to quality and cost advantages. The Company follows strict guidelines in selecting the appropriate brewery and monitoring the production process in order to ensure that quality and control standards are attained. To complement this strategy, the Company acquired all of the personal property of a brewery in Cincinnati, Ohio in March 1997 and completed the acquisition of the related land and buildings in November 2000. In 2001, the Company brewed approximately 45% of the Company’s products at the Cincinnati brewery and approximately 55% at non-Company-owned contract breweries. The Company believes that it will have adequate capacity for the production of its products for the foreseeable future. The economics of these capacity issues may change as supply and demand for contract capacity changes. As the economics and availability of contract brewing capacity has changed over time and will continue to do so, the Company continually evaluates the tradeoff between brewery ownership and contract brewing.

The demand for the Company’s products is subject to changes in consumers’ tastes. Since the Company began brewing beer, consumers’ preferences have shifted towards more flavorful, higher quality beers, thereby increasing the demand for Better Beer products. The Company’s product strategy is in line with this trend. The Company cannot predict whether the trend toward full-bodied, more flavorful beers will continue. A change in consumer tastes or in the demand for Better Beer products may affect the Company’s future results of operations, cash flows and financial position

As noted earlier, the Company’s future results of operations, cash flows, and financial position may also be affected by the increased activity in the malternative category that may significantly change the competitive landscape due to, among other factors, the arrival of large spirits companies into the beer business, the wide-spread advertising of malt-based spirits brands, and wholesalers having more brands on which to focus.

Results of Operations

For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Oregon Original™, HardCore® and Twisted Tea™ trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products”. Boston Beer’s flagship product is Samuel Adams Boston Lager®.

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net sales:

	Years Ended

	December 29, 2001	December 30, 2000	December 25, 1999

Barrels Sold (in thousands)	1,165	1,241	1,174

	Percentage of Net Sales

Net sales	100.0%	100.0%	100.0%
Cost of sales	43.7%	44.1%	44.3%

Gross profit	56.3%	55.9%	55.7%
Advertising, promotional, and selling expenses	42.9%	40.8%	39.6%
General and administrative expenses	7.2%	6.6%	6.5%

Total operating expenses	50.1%	47.4%	46.1%

Operating income	6.1%	8.5%	9.6%
Other income, net	1.0%	1.5%	1.2%

Income before provision for income taxes	7.1%	10.0%	10.8%
Provision for income taxes	2.9%	4.1%	4.5%

Net income	4.2%	5.9%	6.3%

Year Ended December 29, 2001 compared to Year Ended December 30, 2000

Net Sales. Net Sales decreased by $3.8 million or 2.0% to $186.8 million for the year ended December 29, 2001 as compared to $190.6 million for the year ended December 30, 2000. The decrease was primarily due to a decline in volume of Boston Beer’s core brands, offset by pricing increases that were initiated in 2001.

Volume. Volume decreased by 76,000 barrels, or 6.1%, to 1,165,000 barrels for the year ended December 29, 2001 as compared to 1,241,000 barrels for the year ended December 30, 2000. Core brands decreased by 4.5% to 1,137,000 barrels for the year ended December 29, 2001 from 1,192,000 barrels for the year ended December 30, 2000. The decline in core brands was primarily due to decreases in other year-round products, which was partially offset by increases in seasonal products.

Non-core volume decreased by 21,000 barrels to 28,000 barrels for the year ended December 29, 2001 from 49,000 barrels for the year ended December 30, 2000. The decline in non-core products was primarily due to the expiration of the production contract with the Company’s largest non-core customer. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short and long-term.

Net Selling Price. The selling price per barrel increased by approximately 4.4% to $160.33 per barrel for the year ended December 29, 2001, as compared to $153.55 for the year ended December 30, 2000. This increase was primarily due to price increases and a decline in non-core products. As net selling price is significantly lower for non-core products as compared to core brands, the decline in non-core products effectively increased the combined net selling price per equivalent barrel.

Significant changes in the packaging mix would have a material effect on net sales. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of kegs to bottles remained consistent in core brands and therefore did not have a significant effect on revenue per barrel in 2001. Kegs represented 30.7% and 30.0% of total shipments for the year ended December 29, 2001 and December 30, 2000, respectively.

Gross Profit. Gross profit was $90.21 per barrel or 56.3% as a percentage of net sales for the year ended December 29, 2001, as compared to $85.82 or 55.9% for the year ended December 30, 2000. The increase was primarily due to price increases and a decline in non-core volume, offset by an increase in cost of sales.

Cost of sales increased by $2.39 per barrel to $70.12 per barrel for the year ended December 29, 2001, as compared to $67.73 per barrel for the year ended December 30, 2000. The Company completed certain hop disposal transactions and cancelled certain hop future contracts during the fourth quarter 2001. The total non-recurring pretax charge incurred during the fourth quarter related to these hop transactions was $4.3 million. Excluding the effect of hop-related charges and other non-recurring charges, cost of sales per barrel increased by approximately 1.0% as compared to the prior year. This is primarily due to increases in malt and corrugated materials, offset by a decline in non-core volume during the year ended December 29, 2001. See “Hop Purchase Commitments” for further discussion relating to hops.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $2.3 million or 2.9% to $80.1 million for the year ended December 29, 2001. Advertising, promotional and selling expenses were 42.9% as a percentage of net sales, or $68.78 per barrel for the year ended December 29, 2001 as compared to 40.8% as a percentage of net sales or $62.72 per barrel for the year ended December 30, 2000. The increase was primarily due to increases in advertising production, market research and promotional expenditures, offset by a decline in media spending during 2001 as compared to the prior year. The Company is currently developing and testing new media creative around Samuel Adams Boston Lager®, inline with the objective of obtaining sustainable growth of the Samuel Adams® brand. The Company also invested in brand support for the Sam Adams Light™ testing in the second half of the year.

General and administrative. General and administrative expenses increased by 7.9% or $990,000 to $13.5 million for the year ended December 29, 2001 as compared to $12.5 million for the year ended December 30, 2000. The increase was primarily due to an increase in computer-related expenditures, changes in bad debt expense, and higher legal expenditures. The Company had recognized $215,000 as a recovery of bad debt in 2000; there were no such recoveries during the current year. Fees incurred from restructuring the corporate organization contributed to the increase in legal-related expenditures.

Other income, net. Other income, net decreased by $1.1 million to $1.8 million for the year ended December 29, 2001 from $2.9 for the year ended December 30, 2000, primarily due to a decline in interest income. Interest income declined by $522,000 or 26.1% to $1.5 million for the year ended December 29, 2001 as compared to the prior year, primarily due to a significant decline in interest rates during 2001. In addition, gains from the sale of fixed assets declined by $376,000 to $46,000 for 2001 as compared to the same period last year. Also, proceeds from the sale of investments in securities declined by $215,000 to $238,000 for 2001 as compared to the same period last year.

Provision for income taxes. The Company’s effective tax rate decreased to 40.7% for the year ended December 29, 2001 from 41.0% for the year ended December 30, 2000. Changes in the corporate organization structure contributed to this decline.

Year Ended December 30, 2000 compared to Year Ended December 25, 1999
Net Sales. Net Sales increased by $13.8 million or 7.8% to $190.6 million for the year ended December 30, 2000 as compared to $176.8 million for the year ended December 25, 1999. The increase was primarily due to an increase in volume of Boston Beer’s core brands.

Volume. Volume increased by 67,000 barrels, or 5.7%, to 1,241,000 barrels for the year ended December 30, 2000 as compared to 1,174,000 barrels for the year ended December 25, 1999. This increase was primarily due to an increase in Samuel Adams Boston Lager® and to volume generated from the introduction of an alternative malt beverage product, BoDean’s Twisted Tea in early 2000. These increases were slightly offset by the discontinuation of certain year-round styles.

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

Other income, net. Other income (expense), net, increased by $824,000 to $929,000 for the year ended December 30, 2000 as compared to $105,000 for same period last year. The increase is primarily due to a capital gain on a marketable equity security and, to a lesser extent, proceeds from the sale of fixed assets during the year ended December 30, 2000.

During 2000, proceeds from the sale of investments in interest bearing securities were used to purchase marketable equity securities. The Company realized a gain on the sale of marketable equity securities of $453,000 and $0 for the years ended December 30, 2000 and December 25, 1999, respectively. This gain is included in other income for the year ended December 30, 2000.

Provision for income taxes. The Company’s effective tax rate decreased to 41.0% for the year ended December 30, 2000 from 42.0% for the year ended December 25, 1999. The decrease in the effective tax rate was due to the partial use of a capital loss carryforward from 1998 against which the Company had previously established a valuation allowance. During 2000, the Company generated a capital gain of $453,000 that offset a portion of the amount carried forward. As of December 30, 2000, the deferred tax asset of $120,000 which relates to the remaining capital loss carry forward is fully reserved.

Liquidity and Capital Resources

The Company’s financial condition continued to be strong during 2001. Cash and short-term investments increased to $47.9 million for the year ended December 29, 2001 from $35.1 million as of December 30, 2000, primarily due to cash provided by operating activities. Earnings before depreciation and amortization of $14.5 million combined with changes in assets and liabilities resulted in $19.3 million of cash from operations. Accounts receivable increased $6.6 million primarily due to higher net sales in December

2001 compared to December 2000. Average days sales outstanding remain unchanged. Inventories declined by $6.4 million primarily due to the disposal of hop inventories during the fourth quarter of 2001 (see “Hops Purchase Commitments” below).

During 2001, the Company repurchased 421,000 shares under its stock repurchase program at an aggregate cost of $4.0 million, compared to 2.6 million shares at an aggregate cost of $21.2 million during 2000. The Board of Directors has authorized an aggregate expenditure limitation of $45.0 million pursuant to the Company’s share repurchase program. As of December 29, 2001, the Company had repurchased a total of 4.3 million shares under this program at a cost of $35.0 million.

The Company utilized $3.3 million for the purchase of capital equipment during the year ended December 29, 2001 as compared to $5.6 million during the prior year. Purchases during 2001 primarily consisted of kegs and computer equipment.

The Company primarily invests in money market funds, short-term government-backed bonds, and high-grade commercial paper. With working capital of $56.1 million and $45.0 million in unused bank lines of credit as of December 29, 2001, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewery-Related Transactions
In September 2001, the Pabst Brewing Company closed its brewery located in the Lehigh Valley, Pennsylvania, where it had produced Boston Beer products (the “Lehigh Brewery”). Pursuant to an agreement among the Company, Pabst, and the Miller Brewing Company (“Miller”), Miller assumed all production responsibilities under the Company’s agreement with Pabst. The production volume from the Lehigh Brewery was transferred to a Miller-owned brewery in Eden, North Carolina (the “Eden Brewery”). Approximately 20% of the Company’s beer was brewed at the Lehigh Brewery. Miller also produced the Company’s beer at its Tumwater, Washington brewery under the production agreement. The Company did not experience any significant disruptions to its business or any other problems during the transition in 2001, and does not feel that the closure of the Lehigh Brewery will have a material impact on the Company’s business or financial results in the short-term. In the long-term, however, the closure of the Lehigh Brewery significantly reduces the contract brewing capacity available on the East Coast, and therefore may affect contract brewing economics. Diageo purchased the Lehigh Brewery in late 2001, in order to produce its malternative products and contract brewing capacity at the Lehigh Brewery may again be available.

Hops Purchase Commitments
The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements among other factors.

During the fourth quarter of 2001, the Company completed certain hop disposal transactions and cancelled certain hop future contracts. The total non-recurring pretax charge incurred during the fourth quarter 2001 related to the disposal of hop inventories was $3.2 million. The total pre-tax charge recorded during the fourth quarter 2001 related to the reserve for excess hops inventory and fees associated with the cancellation of contracts was approximately $1.1 million. The transactions were deemed necessary in order to bring hop inventory levels and future contracts into balance with the Company’s current brewing volume and hop usage, as the Company did not believe that these hop inventories and future hop contracts would be used by the Company within the foreseeable future.

The Company recorded charges, net of recoveries, of $477,000, $530,000, and $1.1 million related to the reserve for excess hops inventory and fees associated with the cancellation of contracts during the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

Recently, there has been a significant change in hop market conditions that appears to be non-temporary in nature. This has resulted in a decline in market prices ranging between 20% and 80% as compared to the Company’s historical cost of hops for crops that were previously committed to. No losses have been recognized on hop inventories on hand since the difference between the spot price and the contracted price is more than offset by the margin on the ultimate sale of the Company’s products.

The computation of the excess inventory and purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs. The Company will continue to manage hops inventory and contract levels, as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. The Company does not anticipate further material losses related to hop inventories or contract commitments within the foreseeable future. However, changes in management’s assumptions regarding future sales growth, product mix, and hop market conditions could result in future material losses.

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company’s fiscal year ending December 30, 2002. The Company does not anticipate the adoption of these pronouncements to have a material effect upon its financial condition or results of operations. The Company recorded approximately $100,000 and $16,000 of goodwill amortization in 2001 and 2000, respectively, which will no longer be recorded under this statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. SFAS No. 143 provides for a cumulative-effect approach to recognize transition amounts for the fair values of asset retirement obligations, asset retirement costs, and accumulated depreciation. The Company does not believe that the statement will have a material effect upon its financial condition or the results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company’s fiscal year ending December 30, 2002. The Company is currently assessing the financial statement impact of this pronouncement and does not believe that the statements will have a material adverse effect upon its financial condition or the results of operations.

Other Risks and Uncertainties

Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company’s operating income, cash flows and financial position, include but are not limited to (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Samuel Adams Boston Lager® and seasonal beers due to increased competition; (3) more rapid decline than anticipated in other Samuel Adams® year-round styles (4) an unexpected decline in the brewing capacity available to the Company; (5) increased advertising and promotional expenditures that are not followed by higher sales volume; (6) higher-than-planned costs of operating the Cincinnati Brewery; (7) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (8) world hop market conditions affecting the Company’s ability to buy or sell hops or cancel excess hop commitments; (9) poor weather conditions, resulting in an inadequate supply of raw materials that are agriculturally grown; (10) adverse fluctuations in foreign currency exchange rates; (11) changes in control or ownership of the current distribution network which leads to less support of the Company’s products; and (12) increases in the costs of distribution.

The Company continues to brew its Samuel Adams Boston Lager® at each of its brewing facilities, but at any particular time may rely on only one supplier for its products other than Boston Lager. The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary.

In the event of a labor dispute, governmental action, a sudden closure of one of the contract breweries or other events that would prevent either the Cincinnati Brewery or any of the contract breweries from producing the Company’s beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Historically, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers. Although the Company believes that there are alternate sources available for the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis in the event that current suppliers could not adequately fulfill orders. The loss of a supplier could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, crop production, government regulations and legislation affecting agriculture, could affect both price and supply.

Forward-Looking Statements

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed”, and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to the impact of fluctuations in foreign exchange rates. The Company does not enter into derivatives or other market risk sensitive instruments for the purpose of speculation or for trading purposes. Market risk sensitive instruments include derivative financial instruments, other financial instruments, and derivative commodity instruments. Such instruments that are exposed to rate or price changes should be included in the sensitivity analysis disclosure. The Company does not enter into derivative commodity instruments (i.e. futures, forwards, swaps, options, etc.).

The Company enters into hops purchase contracts in foreign denominated currencies, as described above under “Hops Purchase Commitments”. The purchase price changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. The estimated potential loss in pretax earnings from a potential one-day adverse fluctuation in foreign currency exchange rates as of December 29, 2001 and December 30, 2000 are $874,000 and $1.4 million, respectively.

It should be noted that the potential earnings impact from fluctuations in foreign currency exchange rates relates to contracts that extend six years. Therefore, the above reflects the maximum potential pretax earnings impact of the 10% change referred to above under current accounting principles.

There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.

As of December 29, 2001, the Company had no amounts outstanding under its current $45.0 million lines of credit.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Boston, Massachusetts
February 11, 2002
(except with respect to the matters discussed
in Note G, as to which the date is March 22, 2002)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 29,	December 30,
	2001	2000

Assets
Current Assets:
Cash and short-term investments	$47,869	$35,114
Accounts receivable, net of allowance for doubtful accounts of $625 as of December 29, 2001 and December 30, 2000	19,219	12,593
Inventories	9,323	15,739
Prepaid expenses	925	1,619
Deferred income taxes	2,291	2,415
Other current assets	844	927

Total current assets	80,471	68,407
Property, plant and equipment, net of accumulated depreciation of $29,816 and $24,906 as of December 29, 2001 and December 30, 2000, respectively	23,897	27,047
Other assets	1,750	1,671
Goodwill, net of accumulated amortization of $116 and $16, as of December 29, 2001 and December 30, 2000, respectively	1,377	1,477

Total assets	$107,495	$98,602

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,201	$6,506
Accrued expenses	13,196	13,940

Total current liabilities	24,397	20,446
Long-term deferred income taxes	3,583	1,833
Other long-term liabilities	1,336	2,634
Commitment and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value;
22,700,000 shares authorized; 16,544,104 and 16,458,857 issued as of December 29, 2001 and December 30, 2000, respectively	165	165
Class B Common Stock, $.01 par value;
4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in capital	57,610	56,859
Unearned compensation	(212)	(156)
Retained earnings	55,647	47,814
Less: Treasury stock
4,328,300 and 3,906,700 shares as of December 29, 2001 and December 30, 2000, respectively at cost	(35,072)	(31,034)

Total stockholders’ equity	78,179	73,689

Total liabilities and stockholders’ equity	$107,495	$98,602

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended

	December 29, 2001	December 30, 2000	December 25, 1999

Sales	$207,218	$212,105	$197,309
Less excise taxes	20,435	21,551	20,528

Net sales	186,783	190,554	176,781
Cost of sales	81,693	84,057	78,397

Gross profit	105,090	106,497	98,384

Operating expenses:
Advertising, promotional and selling expenses	80,124	77,838	69,935
General and administrative expenses	13,529	12,539	11,574

Total operating expenses	93,653	90,377	81,509

Operating income	11,437	16,120	16,875

Other income:
Interest income	1,479	2,001	2,258
Interest expense	(11)	—	(148)
Other income, net	312	929	105

Total other income	1,780	2,930	2,215

Income before provision for income taxes	13,217	19,050	19,090
Provision for income taxes	5,384	7,811	8,010

Net income	$7,833	$11,239	$11,080

Net income per common share — basic	$0.48	$0.62	$0.54

Net income per common share — diluted	$0.47	$0.62	$0.54

Weighted average number of common shares — basic	16,413	18,056	20,413

Weighted average number of common shares — diluted	16,590	18,109	20,459

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 29, 2001, December 30, 2000 and December 25, 1999
(in thousands)

	Class A	Class A	Class B	Class B
	Common	Common	Common	Common	Treasury
	Shares	Stock	Shares	Stock	Shares

Balance December 26, 1998	16,394	$164	4,107	$41	—
Net income
Stock options exercised	32
Net repurchases of Investment Shares	(2)
Amortization of unearned compensation
Realized loss on short-term investments
Purchase of Treasury Stock					(1,320)
Total fiscal 1999 comprehensive income

Balance December 25, 1999	16,424	164	4,107	41	(1,320)
Net income
Stock options exercised	9
Net purchases of Investment Shares	26	1
Amortization of unearned compensation
Purchase of Treasury Stock					(2,587)
Total fiscal 2000 comprehensive income

Balance December 30, 2000	16,459	165	4,107	41	(3,907)
Net income
Stock options exercised	63
Net purchases of Investment Shares	22
Amortization of unearned compensation
Purchase of Treasury Stock					(421)
Total fiscal 2000 comprehensive income

Balance December 29, 2001	16,544	$165	4,107	$41	(4,328)

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended December 29, 2001, December 30, 2000 and December 25, 1999
(in thousands)
(continued)

			Accumulated
	Additional		Other			Total
	Paid-in	Unearned	Comprehensive	Retained	Treasury	Stockholders'	Comprehensive
	Capital	Compensation	Income	Earnings	Stock	Equity	Income

Balance December 26, 1998	$56,548	$(219)	$(1)	$25,495	$—	$82,028
Net income				11,080		11,080	$11,080
Net purchases of Investment Shares	117	(47)				70
Amortization of unearned compensation		107				107
Realized loss on short-term investments			1			1	1
Purchase of Treasury Stock					(9,836)	(9,836)

Total fiscal 1999 comprehensive income							11,081

Balance December 25, 1999	56,665	(159)	—	36,575	(9,836)	83,450
Net income				11,239		11,239	11,239
Stock options exercised
Net purchases of Investment Shares	209	(96)				114
Amortization of unearned compensation	(15)	99				84
Purchase of Treasury stock					(21,198)	(21,198)

Total fiscal 2000 comprehensive income							11,239

Balance December 30, 2000	56,859	(156)	—	47,814	(31,034)	73,689
Net income				7,833		7,833	7,833
Stock options exercised, including tax benefit of $98	481					481
Net purchase of Investment Shares	270	(151)				119
Amortization of unearned compensation		95				95
Purchase of Treasury stock					(4,038)	(4,038)

Total fiscal 2001 comprehensive income							$7,833

Balance December 29, 2001	$57,610	$(212)	$—	$55,647	$(35,072)	$78,179

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended

	December 29,	December 30,	December 25,
	2001	2000	1999

Cash flows from operating activities:
Net income	$7,833	$11,239	$11,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,658	6,442	5,907
Realized gain on sale of marketable equity security	(238)	(453)	—
Gain on disposal of fixed assets	(46)	(422)	(116)
Bad debt recovery	—	(225)	(313)
Deferred income taxes	1,874	1,742	1,072
Stock option compensation expense	95	84	107
Changes in assets and liabilities:
Accounts receivable	(6,626)	3,840	(3,865)
Inventories	6,416	(83)	179
Prepaid expenses	694	761	(1,340)
Other current assets	94	(23)	1,156
Other assets	(755)	(87)	79
Accounts payable	4,695	(4,153)	(343)
Accrued expenses	(646)	881	(2,258)
Other long-term liabilities	(770)	(2,208)	2,457

Net cash provided by operating activities	19,278	17,335	13,802

Cash flows for investing activities:
Purchases of property, plant and equipment	(3,271)	(5,602)	(3,765)
Proceeds on disposal of fixed assets	46	565	168
Proceeds on sale of marketable securities	10,238	10,463	—
Purchases of marketable securities	(10,000)	(10,010)	—
Acquisition of Cincinnati Brewery land and building	—	(897)	—

Net cash used in investing activities	(2,987)	(5,481)	(3,597)

Cash flows from financing activities:
Purchase of treasury stock	(4,038)	(21,198)	(9,836)
Proceeds from exercise of stock options	383	—	—
Proceeds from sale of Investment Shares	150	175	87
Repurchase of Investment Shares	(31)	(62)	(17)
Payment of long-term debt	—	—	(10,000)

Net cash used in financing activities	(3,536)	(21,085)	(19,766)

Net increase (decrease) in cash and short-term investments	12,755	(9,231)	(9,561)
Cash and short-term investments at beginning of year	35,114	44,345	53,906

Cash and short-term investments at end of year	$47,869	$35,114	$44,345

Supplemental disclosure of cash flow information:
Interest paid	$11	$—	$276

Taxes paid	$7,446	$5,329	$8,251

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. (the “Company”) and Subsidiaries are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets.

Prior to December 31, 2000, the Company conducted its operations principally through Boston Beer Company Limited Partnership, a Massachusetts limited partnership (the “Partnership”), and certain other directly or indirectly wholly-owned subsidiaries. On November 20, 1995, in connection with the initial public offering of the Company’s Class A Common Stock effected that date, the Company acquired certain limited partner interests in the Partnership and all of the outstanding capital stock of certain corporate partners, including the general partner, in exchange for 12,534,385 shares of the Company’s Class A Common Stock and 4,107,355 shares of the Company’s Class B Common Stock. All of the Class B shares were issued to C. James Koch, the sole stockholder of the Partnership’s general partner.

Effective December 31, 2000, the Company reorganized its corporate structure and began operating under a newly formed, wholly-owned subsidiary, Boston Beer Corporation, a Massachusetts corporation. Other subsidiaries were merged into the Company and the Partnership distributed its assets and obligations to Boston Beer Corporation. This change did not affect the Company’s consolidated results of operations, financial position, or cash flows.

In March 1997, the Samuel Adams Brewery Company, Ltd. (“SABC”) acquired all of the brewery operations of a brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) and completed the acquisition of the real estate in November 2000.

B. Summary of Significant Accounting Policies

Fiscal Year
The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The period for 2001 consisted of fifty-two weeks. The periods for 2000 and 1999 consisted of fifty-three weeks and fifty-two weeks, respectively.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Short-term investments
Cash and short-term investments include cash on-hand and short-term, highly liquid investments.

Inventories
Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.

Property, Plant and Equipment
Property, plant, and equipment are recorded at cost. Expenditures for maintenance, repairs, and renewals are charged to expense and major improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Some of the Company’s equipment is used by other brewing companies to produce the Company’s products under contract (see Note I). The Company considers the life of such assets to be the shorter of 10 years or the life of the contract. Provision for depreciation is computed on the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	3 to 5 years
Plant and machinery	10 years, or the life of the production agreement, whichever is shorter
Office equipment and furniture	3 to 5 years
Leasehold improvements	5 years, or the life of the lease, whichever is shorter
Building	15 years

Amortization of Goodwill
Goodwill represents the excess of the cost of the Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition of the brewery operations in November 2000. Goodwill is being amortized using the straight-line method over its estimated life of 15 years in accordance with the provisions in Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization of Goodwill (continued)
Amortization expense charged to operations for 2001 and 2000 was $100,000 and $16,000 respectively. Effective December 30, 2001, goodwill will no longer be amortized as in accordance with the current accounting Standard, Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see Recent Accounting Pronouncements).

Long-Lived Assets
The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 establishes procedures for review of recoverability and measurement of impairment if necessary, of long-lived assets, goodwill, and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less estimated selling costs. As of December 29, 2001, management believes that there has not been any significant impairment of the Company’s goodwill or other long-lived assets.

Income Taxes
Federal and State income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases using enacted tax rates.

Revenue Recognition
The Securities and Exchange Commission has published Staff Accounting Bulletin (“SAB”) No. 101 to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 identifies basic criteria that must be met before registrants can record revenue. SAB No. 101 is effective for all fiscal years beginning no later than December 15, 1999. The Company’s revenue recognition policy satisfies the criteria required under SAB No. 101 and no change in accounting policy was necessary in order to comply with this accounting bulletin. In accordance with SAB No. 101, the Company recognizes revenue when goods are shipped to customers. Additionally, the Company records an allowance for estimated returns, in compliance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”.

Shipping and handling costs
Costs incurred for the shipping of finished goods are included in advertising, promotional and selling expenses in the accompanying consolidated statement of operations. The Company incurred costs of $11.5 million, $12.9 million, and $10.8 million for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

Advertising and Sales Promotions
Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the years ended December 29, 2001, December 30, 2000 and December 25, 1999, were $44.0 million, $41.5 million and $39.6 million, respectively.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term investments and trade receivables. The Company places its short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer and ale distributors across the United States. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Fair Value of Financial Instruments
As of December 29, 2001 and December 30, 2000, the carrying amounts for cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

B. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value, or provide pro forma disclosure of net income (loss) and earnings (loss) per share in the notes to the consolidated financial statements as if the fair value method of accounting for employee stock compensation was applied. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Company’s stock option plans, and footnote disclosure is provided in Note J.

Earnings Per Share
The Company follows SFAS No. 128, “Earnings per Share”. In accordance with this statement, basic earnings per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding. Diluted EPS is calculated by dividing net income by the weighted average common shares and potentially dilutive securities outstanding during the period (see Note L).

Comprehensive Income
The Company follows SFAS No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and displaying comprehensive income and its components. The components of comprehensive income include revenues, expenses, gains, and losses that are excluded from net income under current accounting standards, including foreign currency translation items and unrealized gains and losses on certain investments in debt and equity securities. The Company has presented the information required by SFAS No. 130 in the accompanying consolidated statements of stockholders’ equity. The total comprehensive income reflects no significant adjustments to net income for the three years ending December 29, 2001.

Segment Reporting
The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for reporting certain information about operating segments of an enterprise. Operating segments are defined based upon the way that management organizes financial information within the enterprise for making operating decisions and assessing performance.

Management organizes financial information by product line for purposes of making operating decisions and assessing performance. A key unit of measure used to assess performance and determine the appropriate allocation of resources is distributors’ sales volume, or depletions. With the exception of the volume produced at the Cincinnati Brewery under contract arrangement with third parties, the Company has determined that the product line operating segments meet all of the aggregation criteria as defined by SFAS No. 131. Accordingly, these operating segments have been aggregated as a single operating segment. The volume produced at the Cincinnati Brewery under contract arrangement falls below the quantitative thresholds of SFAS No. 131 and accordingly, the disclosure requirements of SFAS No. 131 do not apply to this segment. Substantially all of the Company’s sales and assets are within the United States.

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year’s presentation.

Critical Accounting Policies
The computation of the excess inventory and purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs. The Company will continue to manage hop inventory and contract levels, as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. The Company does not anticipate further material losses related to hop inventories or contract commitments within the foreseeable future. However, changes in management’s assumptions regarding future sales growth, product, mix, and hop market conditions could result in future material losses (see Notes D and I).

Derivative Financial Instruments
In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires that all derivative financial instruments be reflected on the balance sheet at fair value, with changes in fair value recognized periodically in earnings or as a component of equity, depending on the nature of the underlying instrument being hedged. In the event that an entity does not effectively hedge against the underlying derivative, changes in the fair

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments (continued)
market value of the underlying derivative will be recognized currently in the income statement. In May 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133”, which amended SFAS No. 133 and added guidance for certain derivative instruments and hedging activities. The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value. In addition, the Emerging Issues Task Force (“EITF”) has issued a number of derivative related tentative and final consensuses. The Company typically enters into commitments to purchase hops that extend six years with various hop growers. These purchase contracts, which extend through crop year 2005, are denominated in the currency of the country in which the hops are grown. The Company believes that its purchase commitment contracts are excluded from the scope of SFAS No. 133. The adoption of SFAS No. 133, SFAS No. 138, and the EITF consensuses on December 31, 2000, did not have a material impact on either the Company’s financial position or its results from operations.

Recent Accounting Pronouncements
In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company’s fiscal year ending December 30, 2002. The Company does not anticipate the adoption of these pronouncements to have a material effect upon its financial condition or results of operations. The Company recorded approximately $100,000 and $16,000 of goodwill amortization in 2001 and 2000, respectively, which will no longer be recorded under this statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. SFAS No. 143 provides for a cumulative-effect approach to recognize transition amounts for the fair values of asset retirement obligations, asset retirement costs, and accumulated depreciation. The Company does not believe that the statement will have a material effect upon its financial condition or the results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company’s fiscal year ending December 30, 2002. The Company is currently assessing the financial statement impact of this pronouncement and does not believe that the statements will have a material adverse effect upon its financial condition or the results of operations.

C. Cash and Short-term investments

The Company’s invests in money market funds, short-term government backed securities, and high-grade commercial paper.

Cash equivalents and available-for-sale investments consisted of investments in money market funds. The cost of these investments (which approximates fair value) was $45.8 million and $25.7 million as of December 29, 2001 and December 30, 2000, respectively.

The Company’s investments in government-backed securities and high-grade commercial paper mature in one year or less and are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value of investments held-to-maturity at December 29, 2001 and December 30, 2000 was $2.0 million and $9.4 million, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

C. Cash and Short-term investments (continued)

Sales proceeds and gross realized gains and losses on non-interest bearing securities classified as available-for-sale for the years ending December 29, 2001 and December 30, 2000 were (in thousands):

	2001	2000

Sale proceeds	$10,238	$10,463

Gross realized losses	$—	$—

Gross realized gains	$238	$453

There were no gains or losses on sales of securities realized in 1999.

D. Inventories

Inventories for the years ended December 29, 2001 and December 30, 2000 consisted of the following (in thousands):

	2001	2000

Raw materials, principally hops	$7,605	$14,076
Work in process	773	782
Finished goods	945	881

	$9,323	$15,739

During 2001, the Company completed certain hop disposal transactions and cancelled certain hop future contracts. The total loss incurred on the disposal of inventory was $3.2 million which was recorded as cost of sales in the accompanying consolidated statement of operations. The transactions were deemed necessary in order to bring hop inventory levels and future contracts into balance with the Company’s current brewing volume and hop usage, as the Company did not believe that these hop inventories and future hop contracts would be used by the Company within the foreseeable future (see Note I).

E. Property, Plant and Equipment

Property, plant and equipment for the year ended December 29, 2001 and December 30, 2000 consisted of the following (in thousands):

	2001	2000

Kegs	$22,019	$20,744
Plant and machinery	20,150	20,545
Office equipment and furniture	6,467	5,721
Leasehold improvements	3,307	3,173
Land	350	350
Building	1,420	1,420

	$53,713	$51,953
Less accumulated depreciation	29,816	24,906

	$23,897	$27,047

The Company recorded depreciation expense related to these assets of $6.4 million, $6.3 million and $5.8 million for the years ended December 29, 2001, December 30, 2000 and December 25, 1999, respectively.

F. Accrued Expenses and Other Long-term Liabilities

Accrued expenses for the years ended December 29, 2001 and December 30, 2000 consisted of the following (in thousands):

	2001	2000

Advertising, promotional and selling expenses	$2,862	$3,441
Keg deposits	2,532	2,572
Employee wages and reimbursements	2,431	2,799
Accrued freight	767	717
Other accrued liabilities	4,604	4,411

	$13,196	$13,940

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F. Accrued Expenses and Other Long-term Liabilities (continued)

Other long-term liabilities for the years ended December 29, 2001 and December 30, 2000 consisted of the following (in thousands):

	2001	2000

Hop purchase commitments (see Note I)	$320	$1,184
Other long term liabilities	1,016	1,450

	$1,336	$2,634

G. Long-term Debt and Line of Credit

The Company’s existing credit facility provides a $15.0 million revolving line of credit (which expires on March 31, 2004) and an additional $30.0 million facility, borrowings under which convert to a term loan on March 31, 2002. On March 22, 2002, the Company completed negotiations for a new $45.0 million credit facility that will replace the existing credit facilities effective April 1, 2002. The new facility expires on March 31, 2007. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. As of December 29, 2001 and December 30, 2000, the Company was in compliance with these covenants. There were no amounts outstanding under the Company’s credit facilities as of December 29, 2001 and December 30, 2000.

H. Income Taxes

Income Taxes
Significant components of the Company’s deferred tax assets and liabilities as of December 29, 2001 and December 30, 2000 are as follows (in thousands):

		2001			2000

	Current	Long-Term	Total	Current	Long-Term	Total

Deferred tax assets:
Incentive option plan	$366	$328	$694	$—	$366	$366
Accrued expenses not currently deductible	542	—	542	471	—	471
Reserves	1,309	413	1,722	1,647	480	2,127
Deferred compensation	—	196	196	178	42	220
Long-term contracts	—	808	808	—	907	907
Capital loss carryforward	—	27	27	—	120	120
Other	74	—	74	119	—	119

Deferred tax assets	2,291	1,772	4,063	2,415	1,915	4,330
Less: Valuation allowance	—	(27)	(27)	—	(120)	(120)

Total deferred tax assets	2,291	1,745	4,036	2,415	1,795	4,210
Deferred tax liabilities:
Depreciation	—	(3,550)	(3,550)	—	(3,628)	(3,628)
Hop inventory loss	—	(1,778)	(1,778)

Net deferred tax assets (liabilities)	$2,291	$(3,583)	$(1,292)	$2,415	$(1,833)	$582

Based upon prior earnings history and expected future taxable income, the Company does not believe that a valuation allowance is required for the net deferred tax asset, except for the asset pertaining to the capital loss carry-forward.

Significant components of the income tax provision (benefit) for income taxes for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 are as follows (in thousands):

	2001	2000	1999

Current:
Federal	$2,267	$4,782	$5,483
State	1,243	1,287	1,455

Total current	3,510	6,069	6,938
Deferred:
Federal	1,495	1,377	748
State	379	365	324

Total deferred	1,874	1,742	1,072

Total income tax provision	$5,384	$7,811	$8,010

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

H. Income Taxes (continued)

	2001	2000	1999

Statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	4.53%	5.53%	5.53%
Meals and entertainment	1.96%	1.23%	1.07%
Effect of capital loss carryforward	(.71%)	(.96%)	—
Other	(.04%)	.21%	.36%

	40.74%	41.01%	41.96%

I. Commitments and Contingencies

Purchase Commitments
In the normal course of business, the Company enters into various production agreements with brewing companies. These agreements are cancelable by the Company and by the brewing companies with advance written notice. Title to beer products brewed under contract arrangement remains with the brewing company until the brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There was approximately $2.1 million and $1.8 million of raw materials and beer products in process at the brewing companies for which the Company was liable as of December 29, 2001 and December 30, 2000, respectively. Purchases of the Company’s finished goods under these contract arrangements for the years ended December 29, 2001, December 30, 2000, and December 25, 1999 were approximately $23.8 million, $26.7 million, $23.2 million, respectively.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2005, specify both the quantities and prices to which the Company is committed. The prices are denominated in German marks. Hop purchase commitments outstanding at December 29, 2001 totaled $8.0 million. Purchases under these contracts for the years ended December 29, 2001, December 30, 2000, and December 25, 1999 were approximately $942,000, $2.8 million, $4.5 million, respectively.

With the unexpected decline in sales experienced in the late 1990’s and the discontinuation of certain beer styles, improvement of the Company’s manufacturing processes and higher brewing values in recent crops, the Company has experienced an increase in hop inventory and an excess of purchase commitments. At the same time, there has also been a decline in the current market prices of hops estimated to be between 20% and 80% of the Company's historical costs, which appears to be due to certain hop varieties exceeding normal demand and to changes in foreign exchange rates. These declines appear to be non-temporary in nature.

During 2001, the Company completed certain hop disposal transactions and cancelled certain hop future contracts. The total charge incurred during 2001 related to the disposal of hop inventories was approximately $3.2 million. The total charge recorded during 2001, net of recoveries, related to the reserve for excess hops inventory and fees associated with the cancellation of contracts was approximately $477,000. The transactions were deemed necessary in order to bring hop inventory levels and future contracts into balance with the Company’s current brewing volume and hop usage, as the Company did not believe that these hop inventories and future hop contracts would be used by the Company within the foreseeable future.

The Company recorded charges of $530,000 and $1.1 million related to the reserve for excess hops inventory and fees associated with the cancellation of contracts during the years ended December 30, 2000 and December 25, 1999, respectively.

The computation of the excess inventory and purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs. No losses are recognized on hops that will be used in production since the difference between the spot price of hops and contracted price is more than offset by the margin on the ultimate sale of the Company's products. The Company will continue to manage hop inventory and contract levels, as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. The company does not anticipate further material losses related to hop inventories or contract commitments within the foreseeable future. However, changes in management’s assumptions regarding future sales growth, product, mix, and hop market conditions could result in future material losses.

The Company had outstanding purchase commitments principally related to advertising contracts of approximately $1.2 million, $300,000 and $7.9 million at December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

The Company’s contracts with its supplying breweries periodically require it to purchase fixed assets in support of brewery operations. Fixed asset purchases at certain brewery locations during the next 12 months are anticipated to be approximately $1.5 million, but this amount could vary significantly should there be a change in the existing production agreements.

Lease Commitments
The Company has various operating lease agreements primarily involving real estate. Terms of the leases include, in some instances, purchase options, renewals, and maintenance costs and vary by lease. These lease obligations expire at various dates through 2009.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments (continued)
Minimum annual rental payments under these agreements are as follows (in thousands):

2002	$1,168
2003	1,136
2004	1,105
2005	1,083
2006	839
Thereafter	341

$5,672

Rent expense for the years ended December 29, 2001, December 30, 2000, and December 25, 1999 were approximately $985,000, $1.0 million, and $959,000 respectively.

Litigation
Two complaints were filed against the Company in 2000 relating to its use of the word “BoDean’s” in connection with its BoDean’s Twisted Tea product produced in 2000. Both of the lawsuits have been settled. Neither suit, nor the two suits in combination, had a materially adverse impact on the results of operation, cash flow, or financial position of the Company.

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

J. Common Stock

Employee Stock Compensation Plan
On November 20, 1995, the Company adopted the Employee Equity Incentive Plan (the “Equity Plan”), which provided for the grant of Management Options, Discretionary Options and Investment Shares to employees of the Company. The Equity Plan was, in part, the successor to the Partnership’s 1995 Management Option Plan, which was, in turn, the successor to a series of the Partnership’s Incentive Share Plans. In connection with the recapitalization, the grants under the Partnership’s Incentive Share Plans became grants to acquire Class A Common Stock, subject to the same conversion ratio as applied generally to the conversion of partnership units into shares of stock in the Company. The Equity Plan was amended effective December 19, 1997 to delete the provision that had permitted the grant of Management Options that had been granted at $0.01 per share and to provide for an additional 1.0 million authorized shares and subsequently amended on December 14, 2001 to provide for an additional 1.0 million authorized shares. The Plan is administered by the Board of Directors of the Company, based on recommendations received from the Compensation Committee of the Board of Directors, including grants of Discretionary Options. The Compensation Committee consists of non-employee directors.

The Investment Share feature of the Equity Plan permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment Shares vest ratably over a five-year period. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period. The Company recognized employee-related compensation expense for this feature of the Equity Plan of $95,000, $84,000, and $107,000 for the years ending December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 2.3 million and 2.1 million were granted and not cancelled at December 29, 2001 and December 30, 2000, respectively.

Non-Employee Options
On May 21, 1996, the Board of Directors and the Class B Stockholder of the Company adopted a Stock Option Plan for Non-Employee Directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company was granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board. The Non-Employee Director Plan was amended on December 19, 1997 to change the term of the options granted there under, and was further amended as of May 30, 2000 to increase each annual option grant. On December 14, 2001, the Board of Directors amended the Plan to provide for an additional 100,000 authorized shares reserved for issuance. The Company accounts for these non-employee options in accordance with APB Opinion No. 25.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non Employee Options (continued)
The Company has reserved 200,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Option Plan, of which 95,000 and 70,000 were granted and not cancelled at December 29, 2001 and December 30, 2000, respectively.

The Company has granted Stock Appreciation Rights (“SARs”) to certain non-employees in consideration for services, of which 98,425 were issued and outstanding at December 29, 2001 and December 30, 2000. The Company is obligated to pay cash relating to the settlement of these SARs if so elected by the holder of the SARs. The Company has recorded compensation expense of $805,000 and $105,000 for the years ended December 29, 2001 and December 30, 2000, respectively to account for the appreciation of the stock and related liability to the holders of SARs. The liability to reimburse the parties for the exercise of the SARs is included in Accrued Expenses on the accompany consolidated balance sheet.

Information related to options under the Equity Plan, the Non-Employee Director Option Plan and the SARs are as follows:

			Weighted Average
	Shares	Option Price	Exercise Price

Outstanding at December 26, 1998	970,768	$0.01 - $20.69	$10.58
Granted	385,925	$7.75 - $16.88	$9.52
Canceled	(124,644)	$0.01 - $20.69	$10.57
Exercised	(15,344)	$0.01 - $0.01	$0.01

Outstanding at December 25, 1999	1,216,705	$0.01 - $18.56	$10.39
Granted	638,500	$7.16 - $20.69	$8.78
Canceled	(401,696)	$0.01 - $20.69	$11.47
Exercised	(10,610)	$0.01 - $8.44	$.90

Outstanding at December 30, 2000	1,442,899	$0.01 - $18.56	$9.45
Granted	299,500	$8.84 - $9.24	$8.88
Canceled	(48,287)	$0.01 - $8.84	$7.90
Exercised	(60,828)	$0.01 - $8.44	$6.29

Outstanding at December 29, 2001	1,633,284	$0.01 - $18.56	$9.76

Options exercisable were 835,144, 672,204 and 626,858 at December 29, 2001, December 30, 2000 and December 25, 1999, respectively.

Under the Equity Plan, Investment Shares purchased and vested for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 were as follows:

	2001	2000	1999

Purchased	29,140	38,202	73,868
Vested	9,072	6,881	42,599

The Company follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and applies APB Opinion No. 25 and related interpretations for the Equity Plan and the Non-Employee Plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income and earnings per share for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 would have been reduced to the pro forma amounts indicated below (in thousands, except share amounts):

	2001		2000		1999

		Earnings		Earnings		Earnings
	Net Income	per Share	Net Income	per Share	Net Income	per Share

As Reported — Basic	$7,833	$0.48	$11,239	$0.62	$11,080	$0.54
As Reported — Diluted	$7,833	$0.47	$11,239	$0.62	$11,080	$0.54
Pro forma — Basic	$7,278	$0.44	$10,746	$0.60	$10,583	$0.52
Pro forma — Diluted	$7,278	$0.44	$10,746	$0.59	$10,583	$0.52

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

J. Common Stock (continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999

Volatility	35.8%	36.5%	38.0%
Expected life of option	6.0 years	6.5 years	6.5 years
Risk free interest rate	4.67%	5.18%	6.57%
Dividend yield	0%	0%	0%

The weighted average fair value of stock options granted in 2001, 2000, and 1999 was $3.03, $3.15, and $4.38, respectively.

Because some options vest over several years and additional awards may be made each year, the pro forma amounts above may not be representative of the effects on net income for future years.

The following table summarizes information about stock options outstanding at December 29, 2001:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.01-$0.01	21,036	2.41 years	$0.01	19,876	$0.01
$7.16-$9.53	1,186,085	6.80 years	$8.53	543,105	$8.73
$11.09-$14.77	366,663	5.77 years	$13.25	262,163	$13.23
$16.88-$18.56	59,500	3.69 years	$17.61	10,000	$18.56

$0.01-$18.56	1,633,284	6.40 years	$9.81	835,144	$10.05

Stock Repurchase Program
The Board of Directors have approved up to $45.0 million for the repurchase of the Company’s Class A Common Stock. Through December 29, 2001, the Company has repurchased a total of approximately 4.3 million shares of its Class A Common Stock for an aggregate purchase price of $35.1 million. The Company continues to generate significant positive cash flows.

K. 401(k) Savings Plan and Multi-Employer Benefit Plans

In 1993, the Company established the Boston Beer Company 401(k) Plan (the “Plan”). The Plan is a defined contribution plan that covers a majority of the Company’s employees. Participants may make voluntary contributions up to 15% of their annual compensation. The Company made contributions to the Plan in each of the three years ended December 29, 2001, December 30, 2000 and December 25, 1999 of $407,000, $353,000 and $325,000, respectively.

In 1997, the Company established The Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees (the “Represented Employee Plan”). The Represented Employee Plan is a defined contribution plan that covers certain hourly paid workers at the Cincinnati Brewery. Participants may make voluntary contributions up to 20% of their annual compensation. The Company does not make contributions to the Represented Employee Plan, but does incur immaterial maintenance costs.

The Samuel Adams Local Union #1199 Defined Benefit Pension Plan covers certain hourly paid workers at the Cincinnati Brewery. The Company has contributed approximately $50,000 per year to this plan. Two Multi-Employer Retirement Plans also cover certain hourly paid workers in Cincinnati. The Company has contributed approximately $20,000 per year to these plans. The Company’s accumulated benefits obligations and plan assets pertaining to such plans are not material to the Company’s financial position.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

L. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

	2001	2000	1999

Net income	$7,833	$11,239	$11,080

Shares used in net income per common share — basic	16,413	18,056	20,413
Dilutive effect of potential common shares	177	53	46

Shares used in net income per common share — diluted	16,590	18,109	20,459
Net income per common share — basic	$0.48	$0.62	$0.54

Net income per common share — diluted	$0.47	$0.62	$0.54

Options to purchase 426,000, 1.0 million, and 1.0 million shares of Class A Common Stock were outstanding but not included in computing diluted EPS because their effects were anti-dilutive as of December 29, 2001, December 30, 2000 and December 25, 1999 respectively.

M. Valuation and Qualifying Accounts

The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 is as follows (in thousands):

	Balance at
	Beginning of	Net Provision	Net Additions	Balance at
Allowance for Doubtful Accounts	Period	(Recovery)	(Deductions)	End of Period

2001	$625	$—	$—	$625
2000	$1,000	$(225)	$(150)	$625
1999	$1,309	$(313)	$4	$1,000

Deductions from allowance for doubtful accounts represent the write-off of uncollectable balances.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

N. Quarterly Results (Unaudited)

In management’s opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

For Quarters Ended (in thousands)

	December 29,	September 29,	June 30,	March 31,	December 30,	September 23,	June 24,	March 25,
	2001	2001	2001	2001	2000	2000	2000	2000

Barrels sold	290	301	304	270	313	302	336	290
Sales	$52,608	$54,515	$53,877	$46,218	$54,362	$51,221	$57,246	$49,276
Less excise taxes	5,239	5,410	5,244	4,542	5,495	5,230	5,807	5,019

Net sales	47,369	49,105	48,633	41,676	48,867	45,991	51,439	44,257
Cost of sales	24,430	20,397	19,429	17,437	22,395	19,831	22,216	19,615

Gross profit	22,939	28,708	29,204	24,239	26,472	26,160	29,223	24,642

Advertising, promotional and selling expenses	25,380	21,168	18,369	15,207	20,995	20,108	20,595	16,140
General and administrative expenses	3,571	3,121	3,110	3,727	3,573	2,935	3,048	2,983

Total operating expenses	28,951	24,289	21,479	18,934	24,568	23,043	23,643	19,123

Operating income (loss)	(6,012)	4,419	7,725	5,305	1,904	3,117	5,580	5,519
Other income (expenses), net	496	357	363	564	1,023	738	527	642

Income (loss) before provision (benefit) for income taxes	(5,516)	4,776	8,088	5,869	2,927	3,855	6,107	6,161
Provision (benefit) for income taxes	(2,429)	2,021	3,372	2,420	1,039	1,619	2,565	2,588

Net income (loss)	$(3,087)	$2,755	$4,716	$3,449	$1,888	$2,236	$3,542	$3,573

Earnings (loss) per share — basic	$(0.19)	$0.17	$0.29	$0.21	$0.11	$0.12	$0.19	$0.19

Earnings (loss) per share — diluted	$(0.19)	$0.17	$0.29	$0.21	$0.11	$0.12	$0.19	$0.19

Weighted average shares — basic	16,312	16,409	16,431	16,485	17,032	18,117	18,264	18,859

Weighted average shares — diluted	16,312	16,568	16,534	16,579	17,103	18,187	18,327	18,905

Item 9. Changes in and Disagreements with Accountants on Financial Disclosures

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting to be held on May 21, 2002.

Item 11. Executive Compensation

     The Information required by Item 11 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting to be held on May 21, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting to be held on May 21, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting to be held on May 21, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements and financial statement schedules are contained in Item 8 of Part II to this report on Form 10-K.

(b) During the fourth quarter of the fiscal year ended December 29, 2001 the Registrant filed no Current Reports on Form 8-K.

(c) Exhibits

     The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998)

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998)

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162)

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164)

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798)

Exhibit No.	Title

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996)

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162)

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996)

+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164)

+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164)

+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164)

10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162)

+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164)

+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164)

10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162)

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162)

10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164)

10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164)

10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form

10-K, filed on March 31, 1997)

+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997)

Exhibit No.	Title

+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997)

+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997)

10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997)

+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997)

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998)

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998)

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998)

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998)

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998)

10.31	Extension letters dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998)

10.32	Extension letters dated July 31, 1998, August 28, 1998, September 28, 1998, October 13, 1998, October 20, 1998 and October 23, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on November 4, 1998)

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999)

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999)

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999)

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999)

Exhibit No.	Title

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000.

+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000.

11.1	The information required by exhibit 11 has been included in Note L of the notes to the consolidated financial statements.

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997)

21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000

*23.1	Consent of Arthur Andersen LLP, independent accountants with respect to the Company.

*99.1	Letter to Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2002.

THE BOSTON BEER COMPANY, INC.

/s/ Martin F. Roper President, Chief Executive Officer (principal executive officer) and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ MARTIN F. ROPER	President, Chief Executive Officer (principal executive officer) and Director

/s/ RICHARD P. LINDSAY	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. JAMES KOCH	Chairman, Clerk and Director

/s/ PEARSON C. CUMMIN, III	Director

/s/ ROBERT N. HIATT	Director

/s/ JAMES C. KAUTZ	Director

/s/ CHARLES JOSEPH KOCH	Director

/s/ JOHN B. WING	Director