Form 10-Q
period 2002-03-30
BOSTON BEER CO INC
filed 2002-05-14
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

Yes    X                 No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2002:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	12,252,906 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTERLY REPORT
MARCH 30, 2002

			PAGE

PART I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets March 30, 2002 and December 29, 2001	3

		Consolidated Statements of Operations for the Three Months Ended March 30, 2002 and March 31, 2001	4

		Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2002 and March 31, 2001	5

		Notes to Consolidated Financial Statements	6-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	11

	Item 2.	Changes in Securities	11

	Item 3.	Defaults Upon Senior Securities	11

	Item 4.	Submission of Matters to a Vote of Security Holders	11

	Item 5.	Other Information	11

	Item 6.	Exhibits and Reports on Form 8-K	11-14

SIGNATURES			15

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 30,	December 29,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$31,232	$45,838
Short-term investments	13,979	2,031
Accounts receivable, net of the allowance for doubtful accounts of $625 as of March 30, 2002 and December 29, 2001	20,005	19,219
Inventories	10,181	9,323
Prepaid expenses	734	925
Deferred income taxes	2,291	2,291
Other current assets	874	844

Total current assets	79,296	80,471
Property, plant and equipment, net of accumulated depreciation of $30,045 and $29,816 as of March 30, 2002 and December 29, 2001, respectively	23,100	23,897
Other assets	1,504	1,750
Goodwill	1,377	1,377

Total assets	$105,277	$107,495

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,092	$11,201
Accrued expenses	11,693	13,196

Total current liabilities	20,785	24,397
Long-term deferred income taxes	3,583	3,583
Other long-term liabilities	1,124	1,336
Commitment and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value;
22,700,000 shares authorized; 16,574,323 and 16,544,104 issued and outstanding as of March 30, 2002 and December 29, 2001, respectively	166	165
Class B Common Stock, $.01 par value;
4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	57,962	57,610
Unearned compensation	(280)	(212)
Other comprehensive income	1	—
Retained earnings	56,967	55,647
Less: Treasury Stock
4,328,300 shares as of March 30, 2002 and December 29, 2001, at cost	(35,072)	(35,072)

Total stockholders’ equity	79,785	78,179

Total liabilities and stockholders’ equity	$105,277	$107,495

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended

	March 30,	March 31,
	2002	2001

Sales	$50,478	$46,218
Less excise taxes	4,818	4,542

Net sales	45,660	41,676
Cost of sales	18,512	17,437

Gross profit	27,148	24,239

Operating expenses:
Advertising, promotional and selling expenses	21,685	15,207
General and administrative expenses	3,524	3,727

Total operating expenses	25,209	18,934

Operating income	1,939	5,305

Other income:
Interest income, net	199	477
Other income	99	87

Total other income	298	564

Income before provision for income taxes	2,237	5,869
Provision for income taxes	917	2,420

Net income	$1,320	$3,449

Earnings per common share – basic	$0.08	$0.21

Earnings per common share – diluted	$0.08	$0.21

Weighted average number of common shares – basic	16,352	16,485

Weighted average number of common shares – diluted	16,695	16,579

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended

	March 30,	March 30,
	2002	2001

Cash flows from operating activities:
Net income	$1,320	$3,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,373	1,621
Gain on disposal of fixed assets	(110)	(50)
Stock option compensation expense	25	18
Changes in assets and liabilities:
Accounts receivable	(786)	(4,603)
Inventory	(858)	1,161
Prepaid expenses	192	810
Other current assets	84	125
Other assets	37	(8)
Accounts payable	(2,109)	(690)
Accrued expenses	(1,503)	1,383
Other long-term liabilities	(80)	(185)

Net cash (used in) provided by operating activities	(2,415)	3,031

Cash flows for investing activities:
Purchases of available-for-sale investments	(5,000)	(8,000)
Purchases of held-to-maturity investments	(8,973)	(3,091)
Maturities of short-term investments	2,028	4,041
Purchases of property, plant and equipment	(570)	(952)
Proceeds on disposal of fixed assets	180	50

Net cash used in investing activities	(12,335)	(7,952)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,939)
Proceeds from exercise of stock options	119	—
Net proceeds from sale of investment shares	25	27

Net cash provided by (used in) financing activities	144	(1,912)

Net (decrease) increase in cash and cash equivalents	(14,606)	(6,833)
Cash and cash equivalents at beginning of period	45,838	25,750

Cash and cash equivalents investments at end of period	$31,232	$18,917

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$845	$313

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated financial position as of March 30, 2002 and the results of its consolidated operations and consolidated cash flows for the quarter ended March 30, 2002 and March 31, 2001 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

Management’s Opinion
 In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of March 30, 2002 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 30, 2002 and March 31, 2001, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.     SHORT-TERM INVESTMENTS

The Company’s investments in debt securities, which typically mature in one year or less, are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value at March 30, 2002 and December 29, 2001 was $9.0 million and $2.0 million, respectively, for investments in US government obligations and corporate debt.

Available-for-sale investments consisted of investments in mutual funds backed by United States government securities having a cost of $5.0 million and $0, as of March 30, 2002 and December 29, 2001, respectively. Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The Company recorded unrealized gains of approximately $1,000 and $30,000 on available-for-sale securities as of March 30, 2002 and March 31, 2001. There were no realized gains or losses recorded during the period ended March 30, 2002 and March 31, 2001.

C.     INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	March 30,	December 29,
	2002	2001

Raw materials, principally hops	$8,404	$7,605
Work in process	747	773
Finished goods	1,030	945

	$10,181	$9,323

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 (in thousands, except per share data):

	For the three months ended

	March 30, 2002	March 31, 2001

Net income	$1,320	$3,449

Shares used in earnings per common share – basic	16,352	16,485
Dilutive effect of common equivalent shares	343	94

Shares used in earnings per common share – diluted	16,695	16,579
Earnings per common share – basic	$0.08	$0.21

Earnings per common share – diluted	$0.08	$0.21

E.     COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

	For the three months ended

	March 30, 2002	March 31, 2001

Net income	$1,320	$3,449
Plus: unrealized gain on available-for-sale securities	1	30

Comprehensive income	$1,321	$3,479

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

	For the three months ended

	March 30, 2002	March 31, 2001

Beginning Balance	$—	$—
Unrealized gain on available-for-sale-securities	1	30

Ending balance	$1	$30

F. GOODWILL

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles (SFAS 142), was effective for the Company at the beginning of fiscal year 2002. As required under this Statement, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year. Under SFAS 142 goodwill amortization is not recorded. The Company recorded approximately $100,000 of goodwill amortization in 2001. The Company is in the process of completing the initial testing of goodwill for possible impairment and to date does not believe goodwill is impaired.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 30, 2002 as compared to the three-month period ended March 31, 2001. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 29, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 30, 2002 compared to Three Months Ended March 31, 2001

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

Net sales. Net sales increased by $4.0 million or 9.6% to $45.7 million for the three months ended March 30, 2002 from $41.7 million for the three months ended March 31, 2001. The increase is primarily due to an increase in volume of Boston Beer’s core brands, increases in selling prices, and a decrease in returns.

Volume. Total volume increased by 1.9% to 275,000 barrels in the three months ended March 30, 2002 from 270,000 barrels in the three months ended March 31, 2001. Core brands increased by 5.4% to 274,000 barrels for the quarter ended March 30, 2002 from 260,000 barrels for the quarter ended March 31, 2001. The increase in core brands is primarily due to increases in year round products, specifically Sam Adams Light™, and Twisted Tea™.

Non-core volume decreased by 88.8% to 1,000 barrels for the quarter ended March 30, 2002 from 10,000 barrels for the quarter ended March 31, 2001. The decline in non-core volume is primarily due to the expiration on June 7, 2001 of the production contract with the Company’s largest customer of non-core products. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short and long-term.

Selling Price. The selling price per barrel increased approximately 7.6% to $166.04 per barrel for the quarter ended March 30, 2002. This increase is due to a decline in non-core volume, price increases, and changes in the packaging mix. As net selling price is significantly lower for non-core products as compared to core brands, the decline in non-core products effectively increased the combined net selling price per equivalent barrel. The ratio of bottles to kegs increased, with bottles representing 70.4% of total shipments in the three months ended March 30, 2002 as compared to 68.0% for the same period last year. The shift in the mix to bottles from kegs effectively increased revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs.

Gross Profit. Gross profit was 59.5% as a percentage of net sales or $98.72 per barrel for the quarter ended March 30, 2002, as compared to 58.2% and $89.78 for the quarter ended March 31, 2001. The increase was primarily due to a decline in non-core products, price increases, and packaging mix changes, partially offset by an increase in cost of goods sold.

Cost of sales increased by $2.73 per barrel to 40.5% as a percentage of net sales or $67.32 per barrel for the quarter ended March 30, 2002, as compared to 41.8% as a percentage of net sales or $64.59 per barrel for the quarter ended March 31, 2001. This is primarily due to product mix changes.

Significant changes in the packaging mix would also have a material effect on gross profit. Assuming the same level of production, a shift in the mix to bottles from kegs would effectively increase gross profit sold per barrel, as the gross profit per equivalent barrel is higher for bottles than for kegs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 47.5% for the quarter ended March 30, 2002, as compared to 36.5% for the quarter ended March 31, 2001. Advertising, promotional and selling expenses increased by $6.5 million or 42.6% to $21.7 million for the three months ended March 30, 2002, compared to $15.2 million for the three months ended March 31, 2001. This increase is primarily due to the investment in brand support for the launch of Sam Adams Light™ in several markets. As of March 30, 2002, the Company has launched Sam Adams Light™ in New England, San Diego, California and Columbus, Ohio. Additional markets, consisting of New York, Chicago, Phoenix, and other select markets will be launched during the second quarter of 2002, by the end of which the Company will have launched Sam Adams Light™ in markets accounting for greater than 45% of its business. The Company is working on plans to complete a national roll-out of Sam Adams Light™ by the end of the year.

General and Administrative. General and administrative expenses decreased by 5.4% or $203,000 to $3.5 million for the quarter ended March 30, 2002 as compared to the same period last year. The decrease was primarily due to decreases in consulting costs, legal expenses, and recruiting expenses.

Interest income, net. Interest income decreased by 58.3% to $199,000 for the quarter ended March 30, 2002 from $477,000 for the quarter ended March 31, 2001. This decrease is primarily due to a significant decline in interest rates during the quarter ended March 30, 2002, as compared to the same period last year.

Provision for income taxes. The Company anticipates that its effective tax rate will be approximately 41.0% for the year ended December 28, 2002, as contrasted with 40.7% for the year ended December 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The company’s financial condition continued to be strong during the first quarter of 2002 although cash and short-term investments decreased to $45.2 million as of March 30, 2002 from $47.9 million as of December 29, 2001. For the three months ended March 30, 2002, cash (excluding short-term investments) used in operating activities of $2.4 million and cash used in investing activities of $12.3 million offset cash provided by financing activities of $144,000.

The Board of Directors has authorized an aggregate expenditure limitation of $45.0 million pursuant to the Company’s share repurchase program. As of March 30, 2002, the Company had repurchased a total of 4.3 million shares under this program at a cost of $35.0 million. The Company did not repurchase shares of its outstanding Class A Common Stock during the first quarter of 2002.

The Company utilized $570,000 for the purchase of capital equipment during the quarter ended March 30, 2002 as compared to $952,000 during the same period last year. Purchases during the first quarter of 2002 primarily consisted of kegs and computer equipment.

With working capital of $58.5 million and $45.0 million in unused bank lines of credit as of March 30, 2002, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s credit facility as of March 30, 2002 consisted of a $15.0 million revolving line of credit (which expires on March 31, 2004) and an additional $30.0 million facility, borrowings under which converted to a term loan on March 31, 2002. On March 22, 2002, the Company completed negotiations for a new $45.0 million credit facility that will replace the existing credit facilities effective April 1, 2002. The new facility expires on March 31, 2007. There were no amounts outstanding under the Company’s credit facilities as of March 30, 2002.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Hops Purchase Commitments
 The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements among other factors.

During 2001, the Company completed certain hop disposal transactions and cancelled certain hop future contracts. The transactions were deemed necessary in order to bring hop inventory levels and future contracts into balance with the Company’s current brewing volume and hop usage, as the Company did not believe that these hop inventories and future hop contracts would be used by the Company within the foreseeable future. During the quarters ending March 30, 2002 and March 31, 2001, the Company recorded charges of $59,000 and $0, respectively, for inventory reserves and cancellation fees associated with excess hops inventories and purchase commitments.

The computation of the excess inventory and purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The current levels are deemed adequate, based upon foreseeable future brewing requirements. The Company does not anticipate further material losses related to hop inventories or contract commitments within the foreseeable future. However, if actual results differ from management’s assumptions or if management assumptions change regarding future sales growth, product mix, and hop market conditions, future material losses could result.

Recent Accounting Pronouncements
 The Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. Under SFAS 142 goodwill amortization is not recorded. The Company recorded approximately $100,000 of goodwill amortization in 2001. As required under this Statement, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year. The Company is in the process of completing the initial testing of goodwill for possible impairment and to date does not believe goodwill is impaired.

Critical Accounting Policies
 The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for the Company are outlined in the Form 10-K, Footnote B for the fiscal year ended December 29, 2001. Also, refer to Hops Purchase Commitments above.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 29, 2001, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

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

Item 2.	CHANGES IN SECURITIES

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998)

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164)

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162)

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164)

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162)

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798)

Exhibit No.	Title

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

Exhibit No.	Title

10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

Exhibit No.	Title

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 31, 2001).

+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 31, 2001).

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997).

21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000.

*21.3	List of subsidiaries of The Boston Beer Company, Inc. effective as of March 30, 2002.

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: May 14, 2002	By: /s/ Martin F. Roper Martin F. Roper President and Chief Executive Officer (principal executive officer)

Date: May 14, 2002	By: /s/ Richard P. Lindsay Richard P. Lindsay Chief Financial Officer and Treasurer (principal accounting and financial officer)