Form 10-Q
period 2002-06-29
BOSTON BEER CO INC
filed 2002-08-13
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                     June 29, 2002

OR

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

Yes	No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2002:

Class A Common Stock, $.01 par value	11,596,928

Class B Common Stock, $.01 par value	4,107,355

(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTERLY REPORT
JUNE 29, 2002

		PAGE

PART I.	FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets June 29, 2002 and December 29, 2001	3

	Consolidated Statements of Operations for the Three and Six Months Ended June 29, 2002 and June 30, 2001	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2002 and June 30, 2001	5

	Notes to Consolidated Financial Statements	6-8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	14

	Item 2. Changes in Securities	14

	Item 3. Defaults Upon Senior Securities	14

	Item 4. Submission of Matters to a Vote of Security Holders	14

	Item 5. Other Information	14

	Item 6. Exhibits and Reports on Form 8-K	15-18

SIGNATURES		19

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	June 29,	December 29,
	2002	2001

Assets

Current Assets:

Cash and cash equivalents	$13,923	$45,838

Short-term investments	36,971	2,031

Accounts receivable, net of the allowance for doubtful accounts of $741 and $625 as of June 29, 2002 and December 29, 2001, respectively	23,247	19,219

Inventories	9,842	9,323

Prepaid expenses	1,170	925

Deferred income taxes	2,074	2,291

Other current assets	1,520	844

Total current assets	88,747	80,471

Property, plant and equipment, net of accumulated depreciation of $30,085 and $29,816 as of June 29, 2002 and December 29, 2001, respectively	21,840	23,897

Other assets	2,142	1,750

Goodwill	1,377	1,377

Total assets	114,106	$107,495

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$9,635	$11,201

Accrued expenses	15,817	13,196

Total current liabilities	25,452	24,397

Long-term deferred income taxes	3,746	3,583

Other long-term liabilities	894	1,336

Commitment and Contingencies

Stockholders’ Equity:

Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,591,188 and 16,544,104 issued and outstanding as of June 29, 2002 and December 29, 2001, respectively	166	165

Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41

Additional paid-in-capital	58,018	57,610

Unearned compensation	(220)	(212)

Other comprehensive income	110	—

Retained earnings	61,769	55,647

Less: Treasury Stock

4,377,344 and 4,328,300 shares as of June 29, 2002 and December 29, 2001, at cost, respectively	(35,870)	(35,072)

Total stockholders’ equity	84,014	78,179

Total liabilities and stockholders’ equity	$114,106	$107,495

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Sales	$65,217	$53,877	$115,696	$100,095

Less excise taxes	6,345	5,244	11,164	9,786

Net sales	58,872	48,633	104,532	90,309

Cost of sales	23,369	19,429	41,881	36,866

Gross profit	35,503	29,204	62,651	53,443

Operating expenses:

Advertising, promotional and selling expenses	24,592	18,369	46,277	33,576

General and administrative expenses	3,824	3,110	7,348	6,837

Total operating expenses	28,416	21,479	53,625	40,413

Operating income	7,087	7,725	9,026	13,030

Other income:

Interest income, net	198	353	397	830

Other income	928	10	1,026	97

Total other income	1,126	363	1,423	927

Income before provision for income taxes	8,213	8,088	10,449	13,957

Provision for income taxes	3,410	3,372	4,327	5,792

Net income	$4,803	$4,716	$6,122	$8,165

Earnings per common share – basic	$0.29	$0.29	$0.37	$0.50

Earnings per common share — diluted	$0.29	$0.29	$0.37	$0.49

Weighted average number of common shares – basic	16,354	16,461	16,353	16,458

Weighted average number of common shares – diluted	16,682	16,534	16,689	16,563

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six months ended

	June 29,	June 30,
	2002	2001

Cash flows from operating activities:

Net income	$6,122	$8,165

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,879	3,270

Loss (gain) on disposal of fixed assets	206	(46)

Bad debt expense	116	—

Stock option compensation expense	42	44

Changes in assets and liabilities:

Accounts receivable	(4,144)	(4,858)

Inventory	(519)	1,600

Prepaid expenses	(244)	523

Other current assets	(598)	90

Deferred Taxes	380	—

Other assets	(899)	(37)

Accounts payable	(1,566)	2,140

Accrued expenses	2,620	2,599

Other long-term liabilities	(206)	(358)

Net cash provided by operating activities	4,189	13,132

Cash flows from investing activities:

Purchases of available-for-sale investments	(33,832)	(8,000)

Purchases of held-to-maturity investments	(9,026)	(8,132)

Maturities of short-term investments	8,028	9,540

Purchases of property, plant and equipment	(947)	(2,445)

Proceeds on disposal of fixed assets	202	46

Net cash used in investing activities	(35,575)	(8,991)

Cash flows from financing activities:

Purchase of treasury stock	(798)	(2,656)

Proceeds from exercise of stock options	228	—

Net proceeds from sale of investment shares	41	132

Net cash used in financing activities	(529)	(2,524)

Net (decrease) increase in cash and cash equivalents	(31,915)	1,617

Cash and cash equivalents at beginning of period	45,838	25,750

Cash and cash equivalents at end of period	$13,923	$27,367

Supplemental disclosure of cash flow information:

Interest paid	$—	$11

Income taxes paid	$2,041	$2,148

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     BASIS OF PRESENTATION

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated financial position as of June 29, 2002 and the results of its consolidated operations and consolidated cash flows for the quarters ended June 29, 2002 and June 30, 2001 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of June 29, 2002 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 29, 2002 and June 30, 2001, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.     SHORT-TERM INVESTMENTS

Short-term investments held by the Company as of June 29, 2002 were classified as available-for-sale, held-to-maturity, and trading securities, depending upon the nature of the investment. Available-for-sale investments include mutual funds comprised of United States taxable and tax-advantaged government-related securities. The cost of available-for-sale investments were $32.5 million and $0, as of June 29, 2002 and December 29, 2001, respectively. Available-for-sale securities are recorded at fair market value, with the change in fair market value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Held-to-maturity investments consisted of debt securities, which typically mature in one year or less and are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value at June 29, 2002 and December 29, 2001 was $3.0 million and $2.0 million, respectively, for investments in United States government obligations and corporate debt. The Company received equity securities during the quarter ended June 29, 2002 as a result of the demutualization of a third party insurance company. These securities were classified as trading securities with unrealized income of $1.3 million reflected in the income statement as of June 29, 2002.

The Company recorded unrealized gains of approximately $110,000 and $106,000 on available-for-sale securities as of June 29, 2002 and June 30, 2001. There were no realized gains or losses recorded during the period ended June 29, 2002 and June 30, 2001.

C.     INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	June 29,	December 29,
	2002	2001

Raw materials, principally hops	$7,901	$7,605

Work in process	753	773

Finished goods	1,188	945

	$9,842	$9,323

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 (in thousands, except per share data):

	For the three months ended		For the six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income	$4,803	$4,716	$6,122	$8,165

Shares used in earnings per common share — basic	16,354	16,461	16,353	16,458

Dilutive effect of common equivalent shares – stock options	328	73	336	105

Shares used in earnings per common share — diluted	16,682	16,534	16,689	16,563

Earnings per common share — basic	$0.29	$0.29	$0.37	$0.50

Earnings per common share — diluted	$0.29	$0.29	$0.37	$0.49

E.     COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

	For the three months ended		For the six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income	$4,803	$4,716	$6,122	$8,165

Plus: unrealized gain on available-for-sale Securities	109	76	110	106

Comprehensive income	$4,912	$4,792	$6,232	$8,271

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

	For the three months ended		For the six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Beginning Balance	$1	$30	$—	$—

Unrealized gain on available-for-sale securities	109	76	110	106

Ending balance	$110	$106	$110	$106

F.     GOODWILL

Effective January 1, 2002 the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

The Company recorded approximately $24,000 and $48,000 of goodwill amortization during the three and six months ended June 30, 2001, respectively. In accordance with SFAS No. 142, the Company recorded no amortization related to goodwill during 2002. The pro-forma effect of goodwill amortization is not deemed to be material.

G.     RECENT ACCOUNTING PROUNOUNCEMENTS

The Company adopted SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. Under SFAS No. 142 goodwill amortization is not recorded. The Company recorded approximately $100,000 of goodwill amortization in 2001. As required under this Statement, the initial testing of goodwill for possible impairment has been completed within the first six months of 2002 and final testing, if possible impairment has been identified, will be completed by the end of the year. After completion of initial testing of goodwill for possible impairment, the Company has determined that goodwill is not impaired.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have a material impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company expects that the initial application of SFAS No. 144 will not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections”. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 29, 2002 as compared to the three and six-month periods ended June 30, 2001. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 29, 2001.

RESULTS OF OPERATIONS

For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Oregon Original™, HardCore® and Twisted Tea® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products”. Boston Beer’s flagship product is Samuel Adams Boston Lager®.

Three Months Ended June 29, 2002 compared to Three Months Ended June 30, 2001

Net sales. Net sales increased by $10.2 million or 21.1% to $58.9 million for the three months ended June 29, 2002 from $48.6 million for the three months ended June 30, 2001. The increase is primarily due to an increase in volume of Boston Beer’s core brands and an increase in average price.

Volume. Total volume increased by 16.1% to 353,000 barrels in the three months ended June 29, 2002 from 304,000 barrels in the three months ended June 30, 2001. Core brands increased by 21.0% to 351,000 barrels for the quarter ended June 29, 2002 from 290,000 barrels for the quarter ended June 30, 2001. The increase in core brands is primarily due to volume contributed from a new product, Sam Adams Light™, and to an increase in seasonal brand volume. Sam Adams Light™ was initially launched in certain test markets during the second half of 2001. The Company subsequently introduced the new product in New York, Chicago, parts of New Jersey, Arizona, and Hawaii during the second quarter 2002. Results in the Sam Adams Light™ markets have been positive and the Company plans to have completed its national launch by year-end.

Non-core volume decreased by 85.7% to 2,000 barrels for the quarter ended June 29, 2002 from 14,000 barrels for the quarter ended June 30, 2001. The decline in non-core volume is primarily due to the expiration in June 2001 of the production contract with the Company’s largest customer of non-core products. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short or long-term.

Selling Price. The selling price per barrel increased approximately 4.4% to $166.78 per barrel for the quarter ended June 29, 2002. This increase is due to a decline in non-core volume, changes in the packaging mix, and normal price increases. As net selling price is significantly lower for non-core products as compared to core brands, the decline in non-core products effectively increased the combined net selling price per equivalent barrel. The ratio of bottles to kegs increased, with bottles representing 72.3% of total shipments in the three months ended June 29, 2002 as compared to 67.8% for the same period last year. The shift in the mix to bottles from kegs effectively increased revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs. This shift is primarily due to the introduction of Sam Adams Light™, as this product is only available in bottles.

Gross Profit. Gross profit was 60.3% as a percentage of net sales or $100.58 per barrel for the quarter ended June 29, 2002, as compared to 60.1% and $95.91 for the quarter ended June 30, 2001. The increase was primarily due to a decline in non-core products, packaging mix changes, offset by an increase in cost of goods sold.

Cost of sales increased by $2.29 per barrel to 39.7% as a percentage of net sales or $66.20 per barrel for the quarter ended June 29, 2002, as compared to 40.0% as a percentage of net sales or $63.81 per barrel for the quarter ended June 30, 2001. This is primarily due to a decline in non-core products and packaging mix changes.

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

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 41.8% for the quarter ended June 29, 2002, as compared to 37.8% for the quarter ended June 30, 2001. Advertising, promotional and selling expenses increased by $6.2 million or 33.9% to $24.6 million for the three months ended June 29, 2002, compared to $18.4 million for the three months ended June 30, 2001. This increase is primarily due to the investment in brand support for the launch of Sam Adams Light™ in several markets. The Company plans to launch Sam Adams Light™ in all remaining United States markets with similar high investment levels in brand support.

General and Administrative. General and administrative expenses increased by 23.0% or $714,000 to $3.8 million for the quarter ended June 29, 2002 as compared to the same period last year. The increase was primarily due to wage increases, as well as increases in rent and utilities, consulting, and legal fees.

Interest income, net. Interest income decreased by 44.0% to $198,000 for the quarter ended June 29, 2002 from $353,000 for the quarter ended June 29, 2001. This decrease is primarily due to a significant decline in interest rates during the quarter ended June 29, 2002, as compared to the same period last year.

Other income. Other income increased by $918,000 to $928,000 for the quarter ended June 29, 2002 from $10,000 for the quarter ended June 30, 2001. For the three months ended June 29, 2002, the Company received shares of stock from the demutualization of a third party insurance provider. The Company recorded the value of this stock receipt, or $1.3 million in the quarter ended June 29, 2002. This gain was partially offset by losses relating to the disposal of assets.

Provision for income taxes. The Company anticipates that its effective tax rate will be approximately 41.0% for the year ended December 28, 2002, as contrasted with 40.7% for the year ended December 29, 2001.

Six Months Ended June 29, 2002 compared to Six Months Ended June 30, 2001

Net sales. Net sales increased by $14.2 million or 15.7% to $104.5 million for the six months ended June 29, 2002 from $90.3 million for the six months ended June 30, 2001. The increase is primarily due to an increase in volume of Boston Beer’s core brands coupled with increases in selling prices.

Volume. Total volume increased by 9.4% to 628,000 barrels in the six months ended June 29, 2002 from 574,000 barrels in the six months ended June 30, 2001. Core brands increased by 13.6% to 625,000 barrels for the six months ended June 29, 2002 from 550,000 barrels for the six months ended June 30, 2001. The increase in core brands is primarily due to increases in year round products, specifically Sam Adams Light™. Sam Adams Light™ was initially launched in certain test markets during the second half of 2001. By the end of the first half of 2002, the Company had launched the new product in the following markets: New England, San Diego, Columbus, New York, Chicago, parts of New Jersey, Arizona, and Hawaii. Results in the Sam Adams Light™ markets have been positive and the Company plans to have completed its national launch by year-end.

Non-core volume decreased by 87.5% to 3,000 barrels for the six months ended June 29, 2002 from 24,000 barrels for the six months ended June 30, 2001. The decline in non-core volume is primarily due to the expiration in June 2001 of the production contract with the Company’s largest customer of non-core products. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short and long-term.

Selling Price. The selling price per barrel increased approximately 5.8% to $166.45 per barrel for the six months ended June 29, 2002. This increase is due to a decline in non-core volume, changes in the packaging mix, and price increases. As net selling price is significantly lower for non-core products as compared to core brands, the decline in non-core products effectively increased the combined net selling price per equivalent barrel. The ratio of bottles to kegs increased, with bottles representing 71.5% of total shipments in the six months ended June 29, 2002 as compared to 67.9% for the same period last year. The shift in the mix to bottles from kegs effectively increased revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs. This shift is primarily due to the introduction of Sam Adams Light™, as this product is only available in bottles.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit was 59.9% as a percentage of net sales or $99.76 per barrel for the six months ended June 29, 2002, as compared to 59.2% and $93.03 for the six months ended June 30, 2001. The increase was primarily due to a decline in non-core products, packaging mix changes, price increases, offset by an increase in cost of goods sold.

Cost of sales increased by $2.46 per barrel to 40.1% as a percentage of net sales or $66.69 per barrel for the six months ended June 29, 2002, as compared to 40.8% as a percentage of net sales or $64.17 per barrel for the six months ended June 30, 2001. This is primarily due to a decline in non-core products and packaging mix changes.

Significant changes in the packaging mix would also have a material effect on gross profit. Assuming the same level of production, a shift in the mix to bottles from kegs would effectively increase gross profit sold per barrel, as the gross profit per equivalent barrel is higher for bottles than for kegs.

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 44.3% for the six months ended June 29, 2002, as compared to 37.2% for the six months ended June 30, 2001. Advertising, promotional and selling expenses increased by $12.7 million or 37.8% to $46.3 million for the six months ended June 29, 2002, compared to $33.6 million for the six months ended June 30, 2001. This increase is primarily due to the investment in brand support for the launch of Sam Adams Light™ in several markets. As of June 29, 2002, the Company has launched Sam Adams Light™ in several domestic markets: New England, San Diego, Columbus, New York, Chicago, parts of New Jersey, Arizona, and Hawaii. The Company plans to launch all remaining United States markets during the third and fourth quarter of 2002, supported by similar high levels of investment in brand support.

General and Administrative. General and administrative expenses increased by 7.5% or $511,000 to $7.3 million for the six months ended June 29, 2002 as compared to the same period last year. The increase was primarily due to wage increases as well as increases in increases in rent and utilities, offset by decreases in recruiting expenses.

Interest income, net. Interest income decreased by 52.2% to $397,000 for the six months ended June 29, 2002 from $830,000 for the six months ended June 29, 2001. This decrease is primarily due to a significant decline in interest rates during the six months ended June 29, 2002, as compared to the same period last year.

Other income. Other income increased by $929,000 to $1.0 million for the six months ended June 29, 2002 from $97,000 for the six months ended June 30, 2001. During the second quarter 2002, the Company received shares of stock from the demutualization of a third party insurance provider. The Company recorded the value of this stock receipt of $1.3 million in the six months ended June 29, 2002. This gain was partially offset by losses relating to the disposal of assets.

Provision for income taxes. The Company anticipates that its effective tax rate will be approximately 41.0% for the year ended December 28, 2002, as contrasted with 40.7% for the year ended December 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The company’s financial condition continued to be strong during the first half of 2002. Cash and short-term investments increased to $50.9 million as of June 29, 2002 from $47.9 million as of December 29, 2001. For the six months ended June 29, 2002, cash (excluding short-term investments) provided by operating activities of $4.2 million offset cash used in investing activities of $35.6 million and cash used in financing activities of $529,000. Cash provided by operating activities during the first six months ended 2002 was significantly lower than operating cash flow for the same period in 2001 due to the higher advertising and promotional expenditures incurred to support the launch of Sam Adams Light™.

The Board of Directors has authorized an aggregate expenditure limitation of $45.0 million pursuant to the Company’s share repurchase program. As of June 29, 2002, the Company had repurchased a total of 4.4 million shares under this program at a cost of $35.9 million. The Company repurchased 49,000 shares of its outstanding Class A Common Stock during the second quarter of 2002.

The Company utilized $947,000 for the purchase of capital equipment during the six months ended June 29, 2002 as compared to $2.4 million during the same period last year. Purchases during the first half of 2002 primarily consisted of kegs and computer equipment.

With working capital of $63.3 million and $45.0 million in unused bank lines of credit as of June 29, 2002, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s credit facility as of June 29, 2002 consisted of a $15.0 million revolving line of credit (which would have expired on March 31, 2004) and an additional $30.0 million credit facility, borrowings under which would have converted to a term loan on March 31, 2002, had the facility not been extended through June 30, 2002. Effective July 1, 2002, a new $45.0 million credit facility has subsequently replaced the existing credit facilities that were existing as of June 29, 2002. The new facility expires on March 31, 2007. There were no amounts outstanding under the Company’s credit facilities as of June 29, 2002 or as of the date of this filing.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Brewery-Related Transactions
 The Company believes that it will have adequate capacity for the production of its products for the foreseeable future, but that the economics of that capacity may change as supply and demand for contract capacity changes (see 10-K for full discussion). In that regard, in April 2002, the Company and High Falls Brewing Company, LLC renegotiated their existing contract brewing agreement, restructuring certain pricing terms, volume requirements, termination provisions and other matters, the result of which extends the Company’s option to produce at High Falls through 2010, at slightly less favorable economics than had existed previously. In connection with this new agreement, the Company released the guaranty of the obligations of High Falls Brewing Company, LLC by the Genesee Brewing Company, Inc.

Hops Purchase Commitments
 The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements among other factors.

During 2001, the Company completed certain hop disposal transactions and cancelled certain hop future contracts. The transactions were deemed necessary in order to bring hop inventory levels and future contracts into balance with the Company’s current brewing volume and hop usage, as the Company did not believe that these hop inventories and future hop contracts would be used by the Company within the foreseeable future. During the six months ending June 29, 2002 and June 30, 2001, the Company did not record significant charges for inventory reserves and cancellation fees associated with excess hops inventories and purchase commitments.

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

Recent Accounting Pronouncements
 The Company adopted SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. Under SFAS No. 142 goodwill amortization is not recorded. The Company recorded approximately $100,000 of goodwill amortization in 2001. As required under this Statement, the initial testing of goodwill for possible impairment has been completed within the first six months of 2002 and final testing, if possible impairment has been identified, will be completed by the end of the year. After completion of initial testing of goodwill for possible impairment, the Company has determined that goodwill is not impaired.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have a material impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company expects that the initial application of SFAS No. 144 will not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections”. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

The Company held its Annual Meeting of Stockholders on May 21, 2002. The following items were voted upon at that time.

“RESOLVED: That Pearson C. Cummin, III, Robert N. Hiatt and James C. Kautz be, and they hereby are, elected Class A Directors of the Corporation, to serve for a term of one year, ending on the date of the 2003 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”

The results of the vote were, as follows:

Election of Class A Directors:

	For	Withheld

Pearson C. Cummin, III	9,309,997	17,631

Robert N. Hiatt	9,307,555	20,073

James C. Kautz	9,296,900	30,728

Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, voted on the election of four (4) Class B Directors.

“RESOLVED: That C. James Koch, Charles Joseph Koch, Martin F. Roper and John B. Wing be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2003 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”

The results of the vote were, as follows:

Election of Class B Directors:

	For	Withheld

C. James Koch	4,107,355	0

Charles Joseph Koch	4,107,355	0

Martin F. Roper	4,107,355	0

John B. Wing	4,107,355	0

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998)

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164)

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162)

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164)

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162)

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798)

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162)

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996)

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162)

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996)

+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164)

+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164)

Exhibit No.	Title

+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164)

10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162)

+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164)

+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164)

10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162)

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162)

10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164)

10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164)

10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997)

+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997)

+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997)

+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997)

10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997)

+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997)

Exhibit No.	Title

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998)

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998)

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998)

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998)

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998)

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998)

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999)

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999)

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999)

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999)

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001)

+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001)

*+10.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002.

*+10.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002.

*10.41	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002.

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

Exhibit No.	Title

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997)

21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000 (incorporated by reference to the Company’s Form 10-K, filed on March 30, 2001)

21.3	List of subsidiaries of The Boston Beer Company, Inc. effective as of March 30, 2002 (incorporated by reference to the Company’s Form 10-Q, filed on May 14, 2002)

*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on May 1, 2002 and an amendment on May 10, 2002 with the Securities and Exchange Commission. The filing was regarding a change in the Company’s independent accountants effective May 1, 2002.

The Company filed a Form 8-K on June 18, 2002 with the Securities and Exchange Commission. The filing was regarding stock sales plans in compliance with Rule 10b5-1 of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: August 13, 2002	By: /s/ Martin F. Roper Martin F. Roper President and Chief Executive Officer (principal executive officer)

Date: August 13, 2002	By: /s/ Richard P. Lindsay Richard P. Lindsay Chief Financial Officer and Treasurer (principal accounting and financial officer)