Form 10-Q
period 2002-09-28
BOSTON BEER CO INC
filed 2002-11-12
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended             September 28, 2002

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

Yes	X	No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2002:

Class A Common Stock, $.01 par value	11,590,027

Class B Common Stock, $.01 par value	4,107,355

(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTERLY REPORT
SEPTEMBER 28, 2002

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets September 28, 2002 and December 29, 2001	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2002 and September 29, 2001	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2002 and September 29, 2001	5

Notes to Consolidated Financial Statements	6-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13

Item 3. Quantitative & Qualitative Disclosures about Market Risk	13

Item 4. Control and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15-19

SIGNATURES	20

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 28,	December 29,
	2002	2001

Assets

Current Assets:

Cash and cash equivalents	$17,406	$45,838

Short-term investments	31,666	2,031

Accounts receivable, net of the allowance for doubtful accounts of $741 and $625 as of September 28, 2002 and December 29, 2001, respectively	19,802	19,219

Inventories	11,666	9,323

Prepaid expenses	888	925

Deferred income taxes	2,074	2,291

Other current assets	1,500	844

Total current assets	85,002	80,471

Property, plant and equipment, net of accumulated depreciation of $31,424 and $29,816 as of September 28, 2002 and December 29, 2001, respectively	21,206	23,897

Other assets	1,783	1,750

Goodwill, net of accumulated amortization of $116 as of September 28, 2002 and December 29, 2001	1,377	1,377

Total assets	109,368	$107,495

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$13,512	$11,201

Accrued expenses	15,609	13,196

Total current liabilities	29,121	24,397

Long-term deferred income taxes	3,746	3,583

Other long-term liabilities	682	1,336

Commitment and Contingencies

Stockholders’ Equity:

Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,601,974 and 16,544,104 issued and outstanding as of September 28, 2002 and December 29, 2001, respectively	166	165

Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41

Additional paid-in-capital	58,091	57,610

Unearned compensation	(196)	(212)

Other comprehensive income	535	—

Retained earnings	62,131	55,647

Less: Treasury Stock 5,011,947 and 4,328,300 shares as of September 28, 2002 and December 29, 2001, at cost, respectively	(44,949)	(35,072)

Total stockholders’ equity	75,819	78,179

Total liabilities and stockholders’ equity	$109,368	$107,495

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Sales	$62,602	$54,515	$178,298	$154,610

Less excise taxes	6,043	5,410	17,207	15,196

Net sales	56,559	49,105	161,091	139,414

Cost of sales	23,569	20,397	65,450	57,263

Gross profit	32,990	28,708	95,641	82,151

Operating expenses:

Advertising, promotional and selling expenses	29,366	21,168	75,643	54,744

General and administrative expenses	3,397	3,121	10,745	9,958

Total operating expenses	32,763	24,289	86,388	64,702

Operating income	227	4,419	9,253	17,449

Other income:

Interest income, net	334	383	731	1,214

Other income (expense), net	13	(26)	1,039	70

Total other income	347	357	1,770	1,284

Income before provision for income taxes	574	4,776	11,023	18,733

Provision for income taxes	212	2,021	4,539	7,813

Net income	$362	$2,755	$6,484	$10,920

Earnings per common share – basic	$0.02	$0.17	$0.40	$0.66

Earnings per common share – diluted	$0.02	$0.17	$0.39	$0.66

Weighted average number of common shares – basic	15,878	16,409	16,196	16,443

Weighted average number of common shares – diluted	16,175	16,568	16,520	16,556

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended

	September 28,	September 29,
	2002	2001

Cash flows from operating activities:

Net income	$6,484	$10,920

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,497	4,885

Loss (gain) on disposal of fixed assets	206	(46)

Bad debt expense	116	—

Realized gain on sale of marketable equity security	(21)	—

Stock option compensation expense	64	64

Changes in assets and liabilities:

Accounts receivable	(699)	(3,960)

Inventory	(2,343)	99

Prepaid expenses	38	654

Other current assets	(623)	104

Deferred Taxes	380	—

Other assets	(942)	(51)

Accounts payable	2,311	1,362

Accrued expenses	2,413	1,340

Other long-term liabilities	(286)	(473)

Net cash provided by operating activities	11,595	14,898

Cash flows from investing activities:

Purchases of available-for-sale investments	(36,130)	(8,000)

Purchases of held-to-maturity investments	(9,027)	(10,214)

Maturities of short-term investments	11,059	12,568

Proceeds from the sale of held-to-maturity investments	5,021	—

Purchases of property, plant and equipment	(1,663)	(2,959)

Proceeds on disposal of fixed assets	202	46

Net cash used in investing activities	(30,538)	(8,559)

Cash flows from financing activities:

Purchase of treasury stock	(9,877)	(2,974)

Proceeds from exercise of stock options	304	—

Net proceeds from sale of investment shares	84	147

Net cash used in financing activities	(9,489)	(2,827)

Net (decrease) increase in cash and cash equivalents	(28,432)	3,512

Cash and cash equivalents at beginning of period	45,838	25,750

Cash and cash equivalents at end of period	$17,406	$29,262

Supplemental disclosure of cash flow information:

Interest paid	$—	11

Income taxes paid	$3,773	$4,110

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) is engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of September 28, 2002 and the statement of consolidated operations and consolidated cash flows for the quarters ended September 28, 2002 and September 29, 2001 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 28, 2002 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 28, 2002 and September 29, 2001, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. SHORT-TERM INVESTMENTS

Short-term investments held by the Company as of September 28, 2002 were classified as available-for-sale and held-to-maturity, depending upon the nature of the investment. Available-for-sale investments include mutual bond funds comprised of taxable and tax-advantaged securities. The cost of available-for-sale investments were $31.1 million and $0, as of September 28, 2002 and December 29, 2001, respectively. Available-for-sale securities are recorded at fair market value, with the change in fair market value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Held-to-maturity investments consisted of debt securities, which typically mature in one year or less and are valued at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold these securities until maturity. The aggregate fair value of held-to-maturity securities at September 28, 2002 and December 29, 2001 was $0 and $2.0 million, respectively.

The Company recorded unrealized gains of approximately $535,000 and $0 on available-for-sale securities as of September 28, 2002 and December 29, 2001, respectively. The Company also recorded realized gains of approximately $21,000 and $0 during the period ended September 28, 2002 and September 29, 2001.

C. INVENTORIES

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	September 28,	December 29,
	2002	2001

Raw materials, principally hops	$8,087	$7,605

Work in process	742	773

Finished goods	2,837	945

	$11,666	$9,323

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 (in thousands, except per share data):

	For the three months ended		For the nine months ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net income	$362	$2,755	$6,484	$10,920

Shares used in earnings per common share — basic	15,878	16,409	16,196	16,443

Dilutive effect of common equivalent shares — stock options	297	159	324	113

Shares used in earnings per common share — diluted	16,175	16,568	16,520	16,556

Earnings per common share — basic	$0.02	$0.17	$0.40	$0.66

Earnings per common share — diluted	$0.02	$0.17	$0.39	$0.66

E. COMPREHENSIVE INCOME

Comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

	For the three months ended		For the nine months ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net income	$362	$2,755	$6,484	$10,920

Plus: unrealized gain on available-for-sale securities	425	95	535	201

Comprehensive income	$787	$2,850	$7,019	$11,121

Accumulated other comprehensive income calculated in accordance with Statement of Financial Accounting Standard No. 130 is as follows (in thousands):

	For the three months ended		For the nine months ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Beginning Balance	$110	$106	$—	$—

Unrealized gain on available-for-sale securities	425	95	535	201

Ending balance	$535	$201	$535	$201

F. GOODWILL

Effective January 1, 2002 the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

The Company recorded approximately $25,000 and $75,000 of goodwill amortization during the three and nine months ended September 29, 2001, respectively. In accordance with SFAS No. 142, the Company recorded no amortization related to goodwill during 2002. The pro-forma effect of goodwill amortization is not deemed to be material.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 28, 2002 as compared to the three and nine-month periods ended September 29, 2001. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 29, 2001.

RESULTS OF OPERATIONS

For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams Light®, Oregon Original™, HardCore® and Twisted Tea® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products”. Boston Beer’s flagship product is Samuel Adams Boston Lager®.

Three Months Ended September 28, 2002 compared to Three Months Ended September 29, 2001

Net sales. Net sales increased by $7.5 million or 15.2% to $56.6 million for the three months ended September 28, 2002 from $49.1 million for the three months ended September 29, 2001. The increase is primarily due to an increase in volume of Boston Beer’s core brands and an increase in weighted average price.

Volume. Total volume increased by 11.6% to 336,000 barrels in the three months ended September 28, 2002 from 301,000 barrels in the three months ended September 29, 2001. Core brands increased by 11.7% to 335,000 barrels for the quarter ended September 28, 2002, from 299,000 barrels for the quarter ended September 29, 2001. The increase in core brands is primarily due to volume contributed from Sam Adams Light®. Sam Adams Light® was initially launched in certain test markets during the second half of 2001. As of September 2002, Sam Adams Light® had been introduced in markets which represented over 85% of the Company’s business. The Company plans to have completed its national roll-out by year-end.

Selling Price. The selling price per barrel increased approximately 3.2% to $168.33 per barrel for the quarter ended September 28, 2002. This increase is due to changes in the packaging mix and normal price increases. The ratio of bottles to kegs increased, with bottles representing 74.4% of total shipments in the three months ended September 28, 2002 as compared to 70.5% for the same period last year. The shift in the mix to bottles from kegs increased revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs. This shift is primarily due to the introduction of Sam Adams Light®, as this product is only available in bottles.

Gross Profit. Gross profit was 58.3% as a percentage of net sales or $98.18 per barrel for the quarter ended September 28, 2002, as compared to 58.5% and $95.38 for the quarter ended September 29, 2001. The increase per barrel was primarily due to packaging mix changes, selling price increases, offset by an increase in cost of goods sold.

Cost of sales increased by $2.39 per barrel to 41.7% as a percentage of net sales or $70.15 per barrel for the quarter ended September 28, 2002, as compared to 41.5% as a percentage of net sales or $67.76 per barrel for the quarter ended September 29, 2001. This is primarily due to packaging mix changes and increases in costs of packaging, glass, and contracting fees.

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 51.9% for the quarter ended September 28, 2002, as compared to 43.1% for the quarter ended September 29, 2001. Advertising, promotional and selling expenses increased by $8.2 million or 38.7% to $29.4 million for the three months ended September 28, 2002, compared to $21.2 million for the three months ended September 29, 2001. This increase is primarily due to the significant investment in brand support for the launch of Sam Adams Light®. The Company plans to continue its roll-out of Sam Adams Light® during the fourth quarter 2002 with similar high investment levels in brand support.

General and Administrative. General and administrative expenses increased by 8.8% or $276,000 to $3.4 million for the quarter ended September 28, 2002 as compared to the same period last year, primarily due to increases in employee-related costs, rent, and insurance premiums.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Interest income, net. Interest income decreased by 12.8% to $334,000 for the quarter ended September 28, 2002 from $383,000 for the quarter ended September 28, 2001. This decrease is primarily due to a change in investment allocation and declines in interest rates during the quarter ended September 28, 2002, as compared to the same period last year.

Provision for income taxes. The Company’s effective tax rate decreased to 36.9% for the three months ended September 28, 2002 from 42.3% for the same period last year. This decline is due to the restructuring of certain entities that was completed during the second quarter 2002. The Company anticipates that its effective tax rate for the full year will be approximately the 41% rate recorded for the year ended December 29, 2001.

Nine Months Ended September 28, 2002 compared to Nine Months Ended September 29, 2001

Net sales. Net sales increased by $21.7 million or 15.5% to $161.1 million for the nine months ended September 28, 2002 from $139.4 million for the nine months ended September 29, 2001. The increase is primarily due to an increase in volume of Boston Beer’s core brands coupled with increases in selling prices.

Volume. Total volume increased by 10.1% to 964,000 barrels in the nine months ended September 28, 2002 from 875,000 barrels in the nine months ended September 29, 2001. Core brands increased by 12.9% to 959,000 barrels for the nine months ended September 28, 2002 as compared to the same period last year. The increase in core brands is primarily due to volume contributed from Sam Adams Light®. Sam Adams Light® was initially launched in certain test markets during the second half of 2001. By the end of the nine months ended September 28, 2002, the Company had launched the new product into markets representing over 85% of the Company’s total volume. The Company plans to have completed its national launch by year-end.

Non-core volume decreased by 82.1% to 5,000 barrels for the nine months ended September 28, 2002 from 26,000 barrels for the nine months ended September 29, 2001. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short or long-term.

Selling Price. The selling price per barrel increased approximately 4.9% to $167.11 per barrel for the nine months ended September 28, 2002. This increase is due to a decline in non-core volume, changes in packaging mix, and price increases. As net selling price is significantly lower for non-core products as compared to core brands, the decline in non-core products effectively increased the combined net selling price per equivalent barrel. The ratio of bottles to kegs increased, with bottles representing 72.5% of total shipments in the nine months ended September 28, 2002 as compared to 68.8% for the same period last year. The shift in the mix to bottles from kegs effectively increased revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs. This shift is primarily due to the introduction of Sam Adams Light®, as this product is only available in bottles.

Gross Profit. Gross profit was 59.4% as a percentage of net sales or $99.21 per barrel for the nine months ended September 28, 2002, as compared to 58.9% and $93.89 for the nine months ended September 29, 2001. The increase was primarily due to a decline in non-core products, packaging mix changes and price increases, offset by an increase in cost of goods sold.

Cost of sales increased by $2.45 per barrel to 40.6% as a percentage of net sales or $67.89 per barrel for the nine months ended September 28, 2002, as compared to 41.1% as a percentage of net sales or $65.44 per barrel for the nine months ended September 29, 2001. The increase per barrel is primarily due to packaging mix changes and increases in costs of packaging, glass, and contracting fees.

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 47.0% for the nine months ended September 28, 2002, as compared to 39.3% for the nine months ended September 29, 2001. Advertising, promotional and selling expenses increased by $20.9 million or 38.2% to $75.6 million for the nine months ended September 28, 2002, compared to $54.7 million for the nine months ended September 29, 2001. This increase is primarily due to the investment in brand support for the launch of Sam Adams Light®. The Company plans to continue its roll-out of Sam Adams Light® during the fourth quarter 2002 with similar high investment levels in brand support.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

General and Administrative. General and administrative expenses increased by 7.9% or $787,000 to $10.7 million for the nine months ended September 28, 2002 as compared to the same period last year, primarily due to increases in employee-related costs, rent, and insurance premiums.

Interest income, net. Interest income decreased by 39.7% to $731,000 for the nine months ended September 28, 2002 from $1.2 million for the nine months ended September 28, 2001. This decrease is primarily due to a change in investment allocation and declines in interest rates during the nine months ended September 28, 2002, as compared to the same period last year.

Other income. Other income increased by $969,000 to $1.0 million for the nine months ended September 28, 2002 from $70,000 for the nine months ended September 29, 2001. During the second quarter 2002, the Company received shares of stock from the demutualization of a third party insurance provider. The Company recorded the value of this stock receipt of $1.3 million in the nine months ended September 28, 2002. This gain was partially offset by losses relating to the disposal of assets.

Provision for income taxes. The Company’s effective tax rate decreased to 36.9% for the three months ended September 28, 2002 from 42.3% for the same period last year. This decline is due to the restructuring of certain entities that was completed during the second quarter 2002. The Company anticipates that its effective tax rate for the full year will be approximately the 41% rate recorded for the year ended December 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The company’s financial condition continued to be strong during the nine months of 2002. Cash and short-term investments increased to $49.1 million as of September 28, 2002 from $47.9 million as of December 29, 2001. For the nine months ended September 28, 2002, cash (excluding short-term investments) provided by operating activities of $11.6 million was partially offset by cash used in financing activities of $9.5 million. Cash provided by operating activities during the first nine months of 2002 was lower than operating cash flow for the same period in 2001 due to the higher advertising and promotional expenditures incurred to support the launch of Sam Adams Light®.

During the third quarter, the Company’s Board of Directors authorized an additional $5.0 million, increasing the aggregate expenditure limitation to $50.0 million, for the Company’s Class A Common Stock repurchase program. As of September 28, 2002, the Company had repurchased a total of 5.0 million shares under this program at a cost of $45.0 million. The Company repurchased 635,000 shares of its outstanding Class A Common Stock during the third quarter of 2002.

The Company utilized $1.7 million for the purchase of capital equipment during the nine months ended September 28, 2002 as compared to $3.0 million during the same period last year. Purchases during the first nine months of 2002 primarily consisted of kegs and computer equipment.

With working capital of $55.9 million and $45.0 million in unused bank lines of credit as of September 28, 2002, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. There were no amounts outstanding under the Company’s credit facilities as of September 28, 2002 or as of the date of this filing.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements among other factors.

During 2001, the Company completed certain hop disposal transactions and cancelled certain hop future contracts. The transactions were deemed necessary in order to bring hop inventory levels and future contracts into balance with the Company’s current brewing volume and hop usage, as the Company did not believe that these hop inventories and future hop contracts would be used by the Company within the foreseeable future. During the nine months ending September 28, 2002 and September 29, 2001, the Company did not record significant charges for inventory reserves and cancellation fees associated with excess hops inventories and purchase commitments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4. CONTROLS AND PROCEDURES

Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Brewing Strategy

The Company continues to believe that its current strategy of combining brewery ownership with contract brewing, which utilizes the excess capacity of other breweries, provides the Company flexibility as well as quality and cost advantages over its competitors. Consistent with this belief the Company continues to produce its products at its breweries in Cincinnati, Ohio, and Boston, Massachusetts, at Miller Brewing Company facilities in Tumwater, Washington and Eden, North Carolina and at the High Falls Brewing Company, LLC facility in Rochester, New York. Cognizant of changes in the beer industry and the possible impact of brewing capacity of so-called “malternative” beverages, the Company is also pursuing relationships with other third party brewers as possible supplements to or replacements for its existing production facilities. During the quarter ended September 28, 2002, the Company entered into a production agreement with City Brewing Company, LLC of La Crosse, Wisconsin and has recently begun modest levels of production at the La Crosse facility.

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

Exhibit No.	Title

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

Exhibit No.	Title

+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

Exhibit No.	Title

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15,2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.41	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

*+10.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002.

Exhibit No.	Title

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997).

21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000 (incorporated by reference to the Company’s Form 10-K, filed on March 30, 2001)

21.3	List of subsidiaries of The Boston Beer Company, Inc. effective as of March 30, 2002 (incorporated by reference to the Company’s Form 10-Q, filed on May 14, 2002).

*99.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.3	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*99.4	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

On August 20, 2002, the Company filed a report under Item 5 on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: November 12, 2002	By: /s/ Martin F. Roper Martin F. Roper President and Chief Executive Officer (principal executive officer)

Date: November 12, 2002	By: /s/ Richard P. Lindsay Richard P. Lindsay Chief Financial Officer and Treasurer (principal accounting and financial officer)