Form 10-K
period 2002-12-28
BOSTON BEER CO INC
filed 2003-03-27
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No ☐

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $165,774,960 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 29, 2002). All of the Registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 19, 2003 there were 11,417,337 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting to be held on May 28, 2003 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

For the Period Ended December 28, 2002

PART I

Item 1.     Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and believes it is the fifth largest brewer overall in the United States. In fiscal 2002, Boston Beer sold 1,280,589 barrels of its proprietary products (“core brands”) and brewed 5,786 barrels under contract (“non-core products”) for third parties.

The Company produced a total of fifteen beers under the Boston Beer Company name, two cider products under the HardCore Cider Company name, and two alternative malt beverage products under the Twisted Tea Brewing Company name during 2002. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The Company brewed its beer under contract at five breweries during 2002 (located in Eden, North Carolina; Tumwater, Washington; Rochester, New York; Utica, New York; and La Crosse, Wisconsin).

The Company’s principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.

Beer Industry Background

The Company’s beer products are primarily positioned in the “Better Beer” category of the beer industry, which includes craft beers and most imports sold at premium prices. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers.

The Better Beer category is approximately 14% of United States beer consumption and has experienced low double-digit compounded annual growth over the last ten years. Samuel Adams Boston Lager® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Heineken® and Corona®. In comparison, the domestic beer industry, excluding Better Beers, has experienced a slight decline in shipments over the last ten years.

During 2002, the Better Beer category grew by approximately 5%, driven by the growth of imports, Boston Beer, and other domestic Better Beers. Although per capita beer consumption in the United States has declined from its peak in the early 1980’s, beer consumption has been increasingly focused on more flavorful or otherwise distinctive beers. In the early 1980’s, imported beers from Holland, Germany, Canada, and Mexico met this demand. Beginning in the late 1980’s, domestic craft brewers began producing richer, more full-flavored beers, usually sold in small, local geographic markets, and sometimes, through their own brewpubs. When Samuel Adams Boston Lager® was first brewed in 1984, only a handful of craft breweries existed, few of which distributed outside their immediate geographical areas. In response to increased consumer demand for more flavorful beers, the number of craft-brewed beers increased dramatically. Currently there are over 1,000 craft brewers and brewpubs in the United States. In addition to the many independent brewers, the three major brewers (Anheuser-Busch Inc., Miller Brewing Company, and Coors Brewing Company) have all entered this craft market, either by developing their own beers or acquiring, in whole or part, existing craft brewers.

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed such full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, the three major brewers comprise over 90% of all United States domestic beer shipments, excluding imports.

During 2002, major domestic brewers achieved growth of approximately 1%, primarily due to the growth of domestic light beers and alternative malt beverages. Light beers are beers with fewer calories than traditional beers. The growth rate for domestic light beers has significantly surpassed that of domestic regular beers over the past 10 years. Better Beers comprise approximately 25% of regular beer consumption (excluding light beers). In terms of light beer only, Better Light Beers currently comprise approximately 2% of light beer consumption.

Since 2001, significant investments have been made in the alternative malt beverage or “malternative” category of the beer industry. Malternatives are flavored malt beverages such as Smirnoff Ice®, BacardiSilver® or Mike’s Hard Lemonade®, and are typically priced competitively with Better Beers. Within the past two years, the malternative category has grown from approximately 2% of total beer consumption to approximately 4% of beer consumption.

Narrative Description of Business

The Company’s business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand awareness through advertising, point-of-sale and promotional programs.

Products marketed

The Company’s product strategy is to create and offer a world-class variety of traditional beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. During 2002, the Company marketed all continuing styles listed below. The Company’s Samuel Adams Boston Lager® accounts for the majority of the Company’s sales. The following is a list of continuing styles as of December 28, 2002.

Year First
Brewed or
Introduced

Year-Round Beers
Samuel Adams Boston Lager®	1984
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Triple Bock®	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® I.P.A.	1998
Samuel Adams® Pale Ale	1999
Sam Adams Light®	2001
Samuel Adams® Weiss Beer	2001
Sam Adams Utopias MMIITM	2001

Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® Spring Ale	1998

Hard Ciders
HardCore® Crisp Hard Cider	1997

Year First
Brewed or
Introduced

Alternative Malt Beverages
Twisted Tea®	2001
Twisted Tea® Raspberry	2001

The Company continually evaluates the performance of its various beer and hard cider brands and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. HardCore® Golden Cider was discontinued during 2002. Certain products discontinued in previous years may be produced for the Company’s seasonal variety packs. During 2002, Samuel Adams® Cranberry Lambic and Old Fezziwig® were produced and included in Samuel Adams® Winter Classics variety pack and Samuel Adams® White Ale was produced and included in the Samuel Adams® World-Class Mix Pack.

In July 2001, the Company launched Sam Adams Light®, a Better Light Beer, in test markets in Maine and Rhode Island. During 2002, the Company achieved national distribution of Sam Adams Light®. Sam Adams Light® is a unique light beer made with only two-row barley malt and noble hops. The Company believes that an opportunity exists to sell a Better Light Beer. While Better Beer accounts for 25% of regular beer consumption in the United States, Better Light Beers account for approximately 2% of the light beer segment and appear underdeveloped. Sam Adams Light® has been well received by retailers and wholesalers, and generated the growth for the Company in 2002. In support of the National rollout, the Company invested significant advertising, sales force and promotional resources behind Sam Adams Light® during 2002. The Company devoted the majority of its resources to the launch of Sam Adams Light® and the Company experienced some declines during the later half of 2002 in other of its Samuel Adams® styles. The Company believes that these declines are coming from a combination of consumer cannibalization, retail shelf space losses, and the focus by the Company and its wholesalers on Sam Adams Light® rather than Samuel Adams Boston Lager® and Seasonals.

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products. These new products allow the Samuel Adams® drinker to try new styles of malt beverages while remaining loyal to the Samuel Adams® brand. In October 2002, the Company introduced Samuel Adams® Vienna Style Lager. Samuel Adams® Vienna Style Lager is a lager with a rich, deep, malt flavor, coppery color and a full creamy head that offers a crisp, but not bitter finish. This style was available in 2002 in the Company’s Samuel Adams® World-Class Mix Pack and our Samuel Adams® Winter Classics variety pack, and will be distributed in other packages beginning in 2003.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 400 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, and other retail outlets. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the consumer’s business, competes with other brewers for a share of the distributor’s attention, time, and selling efforts.

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, the Caribbean, and the Pacific Rim. During 2002, the Company’s largest distributor accounted for approximately 5% of the Company’s net sales, and the Company’s second largest distributor accounted for approximately 3% of the Company’s net sales. No other distributor accounted for more than 3% of the Company’s net sales. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors. The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

Boston Beer sells its products through a sales force of approximately 175 people, which the Company believes is the largest of any craft brewer and one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers, and consumers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and the selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt. The Company purchased the majority of malt used in the production of its beer from two suppliers during 2002. The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada. The last two crop years of barley in both the United States and Canada have been well below ten-year averages for both volume and quality of crop, which has resulted in some barley shortages and increased prices. To date, the Company’s relationships with its suppliers have allowed it to weather this disruption.

Hops. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, and Spalt-Spalter from Germany. Noble hops are rare and more expensive than other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The Company purchases its hops from two hops dealers, the largest of which accounted for over half of annual hops purchases during 2002. The Company enters into forward purchase commitments for hops from these dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met.

Yeast. The Company maintains a supply of proprietary strains of yeast used in its breweries and supplies them to its contract brewers. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains secure supplies in several locations. In addition, the Company’s contract brewers maintain a supply of yeasts that are reclaimed from the batches of brewed beer. The contract brewers are obligated by their production contracts to use the Company’s proprietary strains of yeasts only to brew the Company’s beers and such yeasts cannot be used without the Company’s approval to brew any other beers produced at the respective breweries.

Apple Juice Concentrate. The Company imported apple juice concentrate from two apple juice suppliers during 2002. A mixture of these concentrates is used in production of its hard cider. The Company believes that alternative suppliers are available.

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

The Company initiates bottles deposits and reuses some of the glass bottles that are returned pursuant to certain state bottle recycling laws and derives some economic benefit from this practice. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. There is no guaranty that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.

Quality Assurance

As of December 28, 2002, the Company employed ten brew masters and retained a world-recognized brewing authority as a consulting brew master to monitor the Company’s contract brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea®, and Hardcore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery, including a lab located in Boston, Massachusetts.

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

The Company brews over 40% of its volume at a Company-owned brewery located in Cincinnati, Ohio (the “Cincinnati Brewery”). The Company believes that this brewery complements the contract breweries by providing greater flexibility for brewing production.

The Company uses its brewery located in Boston, Massachusetts (the “Boston Brewery”) to develop new types of innovative and traditional products and to supply, in limited quantities, beers for the local market. All of Boston Beer’s products are brewed at the Boston Brewery in the course of a year. Product development entails researching market needs and competitive products, sample brewing, and market taste testing.

The Company also currently has contracts to produce its products with the breweries listed below. Under its contract brewing arrangements, the Company is charged a per unit rate for the production of its products at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

High Falls Brewing Company, LLC. Throughout 2002, the Company brewed its beer at a brewery located in Rochester, NY (the “Rochester Brewery”) under a contract that was entered into in 1997 with The Genesee Brewing Company (“Genesee”), and later renegotiated in April 2002. The renegotiated contract extends the Company’s option to produce at the Rochester Brewery through 2010. In connection with this new agreement, the Company released the guaranty of the obligations of High Falls Brewing Company, LLC by the Genesee Brewing Company, Inc.

Miller Brewing Company. In 2002, the Company brewed its beer at two breweries owned and operated by the Miller Brewing Company (“Miller”). The Company’s west coast supply was primarily produced in Tumwater, Washington (the “Tumwater Brewery”), and a portion of its east coast supply was produced in Eden, North Carolina (the “Eden Brewery”).

During the fourth quarter of 2002, Miller filed with the American Arbitration Association a demand for arbitration with respect to its legal right to terminate its obligation to continue production for the Company after May 30, 2004. In its response, the Company, in addition to denying that Miller has the right to terminate, asserted certain counterclaims against Miller. Miller has also notified the Company of its intention to close the Tumwater Brewery no later than July 1, 2003. Based on ongoing discussions with Miller, the Company believes that Tumwater production will be moved to the Eden Brewery in the near-term, with Miller assuming the cost of the incremental freight to the areas previously supplied by the Tumwater Brewery. Regardless of the potential outcome of the arbitration, the Company is in active discussions with brewers on each coast, as well as investigating the expansion of the Cincinnati Brewery and believes that it will be able to maintain sources of supply adequate to meet the expected demand for the Company’s products beyond May 30, 2004 even if it is determined in the arbitration that Miller need not produce for the Company after that date. However, the Company is unable to quantify at this time any additional costs, capital or operating, if any, that it might incur in securing access to such capacity and ensuring that its products are produced to its quality and service requirements.

City Brewing Company, LLC. In July 2002, the Company entered into a production agreement with City Brewing Company, LLC of La Crosse, Wisconsin, under which the Company is guaranteed the availability of a certain volume. The Company had modest levels of production at the La Crosse facility in 2002.

The Matt Brewing Co., Inc. During the first quarter 2002, the Company brewed small quantities of its beer at the brewery in Utica, New York owned by The Matt Brewing Company, Inc. (“Matt Brewing”) in trial production runs. Subsequently, effective March 10, 2003, the Company and Matt Brewing entered into a contract brewing agreement and in early 2003 started further brewing of the Company’s products.

Competition

The Better Beer category of the United States beer market is highly competitive due to the recent gains in market share achieved by imported beers, the large number of craft brewers, and the recent arrival of major spirits-branded malternatives with pricing and target customers similar to the Better Beers. The Company anticipates competition among domestic craft brewers to remain strong as existing craft brewers retrench to their key markets and core brands. Imported beers, such as Heineken® and Corona®, have gained market share and increased volumes within the growing Better Beer segment as they continue to compete aggressively in the United States. These competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. The Company believes that it may benefit from the success of the imports, as they educate beer drinkers about the Better Beer segment and increase the pool of Better Beer drinkers. In addition, large domestic brewers have developed or are developing niche brands, such as Miller’s Leinenkugel®, and have acquired interests in small brewers to compete in the craft-brewed segment.

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

The Company distributes its products through independent distributors who may also distribute competitors’ products. In recent years, certain brewers have introduced new contracts with their distributors. Such contracts impose requirements on distributors that are intended to maximize the wholesalers’ attention, time and selling efforts on that brewer’s products. These new contracts generally result in increased competition amongst brewers as the contracts may affect the manner in which a distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network and develops programs and tactics intended to best position its products in the market.

The Company has certain competitive advantages over the regional craft brewers, as the Company’s contract brewing strategy provides greater flexibility, higher quality and lower initial capital costs, freeing up capital for other uses. In addition, use of contract brewers allows the Company’s beer to be brewed closer to major markets around the country, providing fresher beer to customers and affording lower transportation costs. The Company also believes that the Cincinnati Brewery complements its strategy of contract brewing while providing added flexibility of production. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, higher product quality, a lack of import charges, and superior product freshness.

The increased activity in the malternative category may significantly change the competitive landscape due to, among other factors, the arrival of large spirits companies into the beer business, the widespread advertising of malt-based spirits brands, and wholesalers having more brands on which to focus. These factors may affect the Company by making the Company’s brands not as significant to its wholesalers and retailers and by reducing the impact of the Company’s own marketing efforts. The Company does not believe that the malternative activity adversely affected the Company’s business significantly in 2002, but there are no guarantees that this is indicative of the future. Although the Company does market its Twisted Tea® brand products, which are flavored malt beverages, the Company intends to focus on traditional beer products, Samuel Adams Boston Lager®, Sam Adams Light®, and Samuel Adams® Seasonals, which the Company believes to have more potential to create long-term value than malternatives.

The competitive advantage of the Company is enhanced by the following factors: uncompromising product quality, development of new beer styles, innovative point-of-sale materials, a large sales force, tactical introduction of seasonal beers and pricing strategies. Management believes that as the industry consolidates, Boston Beer will be in a position to leverage its strengths and successfully compete in a maturing market.

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

Licenses and Permits

The Company, through its wholly-owned subsidiary, Boston Beer Corporation, produces and sells its alcoholic beverages to distributors pursuant to a federal wholesaler’s basic permit and a federal brewer’s notice. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit any supplier, such as the Company, and/or wholesaler from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.

At the federal level, effective January 23, 2003, the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), a newly formed bureau within the Department of the Treasury, has been created to administer and enforce the federal laws and tax code provisions related to the production and taxation of alcohol products. This activity was formerly handled by the Bureau of Alcohol, Tobacco and Firearms. Brewers are required to file an amended notice with the TTB in the event of a material change in the production process, production equipment, brewery’s location, brewery’s management, or a material change in the brewery’s ownership. The TTB permits and registrations can be suspended, revoked, or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, and to notify the TTB of any change. Permits, licenses, and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time.

At the state and local level, some jurisdictions merely require notice of any material change in the operations, management, or ownership of the permit or licensee. Some jurisdictions require advance approvals and require that new licenses, permits, or approvals must be applied for and obtained in the event of a change in the management or ownership of the permit or licensee. State and local laws and regulations governing the sale of beer within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

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

Taxation

The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of malt beverages per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of malt beverages removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its malt beverages produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability of these taxes varies by state. Twisted Tea® is classified as a beer and is taxed accordingly. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Further increases in excise taxes on beer and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of affected products.

Trademarks

The Company has obtained United States Trademark Registrations for several trademarks, including Samuel Adams®, Sam Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Cherry Wheat®, Sam Adams Light®, Twisted Tea® and HardCore®. The Company has a pending trademark application for its other house mark, Oregon OriginalTM. The Samuel Adams® trademark and the Samuel Adams Boston Lager® trademark (including the design logo of Samuel Adams) and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its “Samuel Adams” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever possible and to vigorously oppose any infringements of its marks.

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

As part of its efforts to be environment friendly, the Company has reused its glass returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing this glass which has a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials, and the reduction in utilities required in reusing glass versus producing it. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, retailer, wholesaler and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, and that the company will continue to do so.

Employees

During 2002, the Company employed approximately 363 people, of which approximately 65 at the Cincinnati Brewery were covered by collective bargaining agreements. The representation involves three labor unions, all of whose contracts were successfully renegotiated and extended for an additional five years in 2002. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that a good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2.	Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts and a brewery in Cincinnati, Ohio. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings

Miller Brewing Company (“Miller”) filed a Demand for Arbitration with the American Arbitration Association seeking a determination as to whether Miller has the right to terminate its existing contractual obligations to the Company, effective May 30, 2004. The Company has filed an answer to the Demand, asserting certain counterclaims. Discovery in the proceedings has not yet commenced and the Company is not able to determine the likely outcome of the proceedings.

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the holders of Class A or Class B Common Stock of the Company during the fourth quarter ended December 28, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales daily close prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2002	High	Low

First Quarter	$17.24	$12.44
Second Quarter	$16.75	$13.03
Third Quarter	$16.01	$12.90
Fourth Quarter	$17.71	$13.50

Fiscal 2001	High	Low

First Quarter	$10.20	$8.75
Second Quarter	$9.94	$8.62
Third Quarter	$11.85	$8.82
Fourth Quarter	$17.69	$10.76

There were approximately 16,000 holders of record of the Company’s Class A Common Stock as of March 19, 2003. Excluded in the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 19, 2003, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $14.70.

Class A Common Stock

There were 16,674,556 shares issued and 22,700,000 shares authorized of Class A Common Stock with a par value of $.01 as of December 28, 2002. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the class A Common Stock is required for certain (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

There were 4,107,355 shares issued and outstanding and 4,200,000 shares authorized of Class B Common Stock with a par value of $.01 at December 28, 2002. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, and (c) sales or dispositions of any significant portion of the Company’s assets. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of March 19, 2003, C. James Koch was the sole holder of record of all the Company’s Class B Common Stock then issued and outstanding.

The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share basis, only if and when declared by the Board of Directors of the Company out of funds legally available for payment thereof. Since its inception, the Company has not paid dividends and does not currently anticipate paying dividends on its Class A or Class B Common Stock in the foreseeable future. It should be further noted that under the terms of the existing credit agreement dated July 1, 2002, the Company is prohibited from paying dividends.

Item 6.	Selected Financial Data

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended

	Dec. 28,	Dec. 29,	Dec. 30,	Dec. 25,	Dec. 26,
	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Income Statement Data:
Sales	$238,335	$207,218	$212,105	$197,309	$205,020
Less excise taxes	22,980	20,435	21,551	20,528	21,567

Net sales	215,355	186,783	190,554	176,781	183,453
Cost of Sales	88,367	81,693	84,057	78,397	89,393

Gross Profit	126,988	105,090	106,497	98,384	94,060

Advertising, promotional and selling expenses	100,734	80,124	77,838	69,935	66,928
General and administrative	14,586	13,483	12,079	11,459	12,460

Total operating expenses	115,320	93,607	89,917	81,394	79,388

Operating income	11,668	11,483	16,580	16,990	14,672
Other income (expense), net	2,423	1,734	2,470	2,100	(306)

Income before provision for income taxes	14,091	13,217	19,050	19,090	14,366
Provision for income taxes	5,538	5,384	7,811	8,010	6,442

Net income	$8,553	$7,833	$11,239	$11,080	$7,924

Earnings per share — basic	$0.53	$0.48	$0.62	$0.54	$0.39
Earnings per share — diluted	$0.52	$0.47	$0.62	$0.54	$0.39
Weighted average shares outstanding — basic	16,083	16,413	18,056	20,413	20,486
Weighted average shares outstanding — diluted	16,407	16,590	18,109	20,459	20,565
Balance Sheet Data:
Working capital	$58,666	$56,074	$47,961	$58,827	$53,374
Total assets	$106,806	$107,495	$98,602	$112,730	$122,689
Total long term obligations	$3,103	$4,919	$4,467	$5,779	$4,559
Total partners’/stockholders’ equity	$78,832	$78,179	$73,689	$83,450	$82,028
Statistical Data:
Barrels sold	1,286	1,165	1,241	1,174	1,227
Net sales per barrel	$167	$160	$154	$151	$150
Employees	363	363	355	342	349
Net sales per employee	$593	$515	$536	$517	$526

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

The Boston Beer Company is engaged in the business of brewing and selling malt beverages and cider products primarily in the domestic market and, to a lesser extent, in selected international markets. The alcoholic beverage industry is highly regulated at the federal, state and local levels. The Federal Treasury Department’s Alcohol and Tax and Trade Bureau (“TTB”) and the Justice Department’s Bureau of Alcohol, Tobacco, Firearms and Explosives enforce laws under the Federal Alcohol Administration Act. The TTB is responsible for administering and enforcing excise tax laws that directly affect the Company’s results of operations. State and regulatory authorities have the ability to suspend or revoke the Company’s licenses and permits or impose substantial fines for violations. The Company has established strict guidelines in efforts to ensure compliance with all state and federal laws. However, the loss or revocation of any existing license or permit could have a material effect on the Company’s business, results of operations, cash flows and financial position.

The Company’s traditional beer products compete in what the Company defines as the “Better Beer” category. The defining factors for “Better Beer” include price, quality, image and taste. The category includes imports and domestic craft beers. The Company prices its beers at a premium as compared to domestic mass-produced beers, consistent with beers in the Better Beer category. The Company believes that this pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. In addition, the Company produces products that are positioned in the hard cider and the “malternative” beverage segment of alcoholic beverages.

The Better Beer category is highly competitive due to the recent gains in market share achieved by imported beers and the large number of craft brewers, and the recent arrival of major spirits-branded malternatives with similar pricing and target consumers to those of the Better Beers. Certain major domestic brewers have also developed niche brands and are acquiring interests in craft beers. Import brewers and major domestic brewers are able to compete more aggressively as they have substantially greater resources, marketing strength and distribution networks than the Company. As larger import and domestic brewers support their products with extensive advertising and promotions, the Company has experienced increased competition. Although the domestic craft beer industry has recently experienced some consolidation, the Company anticipates competition to remain strong as brewers retrench and focus their marketing efforts on their local key markets and core brands. This competitive environment has affected the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well positioned in terms of brand equity, marketing and distribution will prosper. With approximately 400 distributors nationwide and the Company’s approximately 175 salespeople, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The Company operates with the strategy of both contract brewing, which utilizes the excess capacity of other breweries, and with brewing at its own breweries. This strategy provides the Company with flexibility in addition to quality and cost advantages. The Company follows strict guidelines in selecting the appropriate brewery and monitoring the production process in order to ensure that quality and control standards are attained. As part of this strategy, the Company owns a brewery in Cincinnati, Ohio. In 2002, the Company brewed over 40% of the Company’s products at the Cincinnati brewery and less than 60% at non-Company-owned contract breweries. The Company believes that it will have adequate capacity for the production of its products for the foreseeable future. The economics of this capacity may change as supply and demand for contract capacity changes. As the economics and availability of contract brewing capacity changes over time, the Company will continually evaluate the tradeoff between brewery ownership and contract brewing. Refer to “Brewing Strategy” under Part I, Item I.

The demand for the Company’s products is subject to changes in consumers’ tastes. Since the Company began brewing beer, consumers’ preferences have shifted towards more flavorful, higher quality beers, thereby increasing the demand for Better Beer products. The Company’s product strategy is in line with this trend. The Company cannot predict whether the trend toward full-bodied, more flavorful beers will continue. A change in consumer tastes or in the demand for Better Beer products may affect the Company’s future results of operations, cash flows and financial position.

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

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, HardCore® and Twisted Tea® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.”

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net sales:

	Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Barrels Sold (in thousands)	1,286	1,165	1,241

	Percentage of Net Sales

Net sales	100.0%	100.0%	100.0%
Cost of sales	41.0%	43.7%	44.1%

Gross profit	59.0%	56.3%	55.9%
Advertising, promotional, and selling expenses	46.8%	42.9%	40.8%
General and administrative expenses	6.8%	7.2%	6.3%

Total operating expenses	53.6%	50.1%	47.1%

Operating income	5.4%	6.1%	8.7%
Interest income, net	0.5%	0.8%	1.1%
Other income, net	0.6%	0.2%	0.2%

Income before provision for income taxes	6.5%	7.1%	10.0%
Provision for income taxes	2.5%	2.9%	4.1%

Net income	4.0%	4.2%	5.9%

Year Ended December 28, 2002 Compared to Year Ended December 29, 2001

Net sales. Net sales increased by $28.6 million or 15.3% to $215.4 million for the year ended December 28, 2002 as compared to $186.8 million for the year ended December 29, 2001. The increase was primarily due to incremental volume provided by the introduction of Sam Adams Light®, offset slightly by a decline in Samuel Adams Boston Lager® and other year-round styles. Additionally, net revenue per barrel increased by 4.4% during 2002 due to product mix and normal price increases.

Volume. Volume increased by 121,500 barrels or 10.4% to 1,286,000 barrels for the year ended December 28, 2002 as compared to 1,165,000 barrels for the year ended December 29, 2001. Core brands increased by 12.6% to 1,281,000 barrels for the year ended December 28, 2002 from 1,137,000 barrels for the year ended December 29, 2001. The increase in core brands was primarily due to the completion of a successful rollout of Sam Adams Light® during 2002. Sam Adams Light® has been well received by retailers and wholesalers and generated the growth for the Company in 2002. The Company invested significant advertising and promotional resources behind Sam Adams Light® during 2002. The Company experienced declines in Samuel Adams Boston Lager® and other year-round styles during 2002 as compared to the prior year, partially due to some cannibalization as a result of Sam Adams Light®. The Company believes that the net growth experienced during 2002 has justified the significant investments behind Sam Adams Light®.

During the first six months of 2002, wholesaler inventories increased by over 60,000 barrels and wholesaler inventories as of the end of 2002 were 35,000 barrels higher than at the start of 2002. The Company does not foresee a similar inventory build occurring in 2003, both because of the higher starting inventory and the apparent current reluctance on the part of wholesalers to build inventory. Wholesaler reported depletion volume, i.e. wholesaler sales to retailers, grew during the first two months of 2003 by approximately 4%, a rate below that expected by the Company. While the actual reasons for this slower than expected growth are as yet unclear, it could have been caused by any of a number of factors, including brand strength, the economy, poor weather conditions, or a combination of factors. If current depletion trends continue, shipments in the first six months of 2003 could range between down by approximately 5% and up by approximately 4%. Core shipments in the quarter ending March 29, 2003 are expected to be down between 1% and 3% from first quarter 2002 shipments. Actual volume results may differ, however, and no inferences should be drawn with respect to shipments or depletions in future periods.

Non-core volume decreased by 22,000 barrels to approximately 6,000 barrels for the year ended December 28, 2002 from 28,000 barrels for the year ended December 29, 2001. The decline in non-core volume is primarily due to the expiration in June 2001 of the production contract with the Company’s largest customer of non-core products. As gross profit is significantly lower on non-core products as compared to core brands, the Company does not believe that this change will have a material impact on its financial position, results of operations or cash flows in the short and long-term.

Net selling price. The selling price per barrel increased by approximately 4.4% to $167.46 per barrel for the year ended December 28, 2002, as compared to $160.33 for the year ended December 29, 2001. This increase was primarily due to normal price increases and a shift in the packaging mix. The shift in packaging mix was primarily due to the rollout of Sam Adams Light®, as this product was sold only in bottles during 2002.

Significant changes in the packaging mix could have a material effect on net sales. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of kegs to total shipments decreased in core brands to 27.0% of total shipments for the year ended December 28, 2002 from 30.7% of total shipments for the year ended December 29, 2001.

Gross profit. Gross profit was $98.75 per barrel or 59.0% as a percentage of net sales for the year ended December 28, 2002, as compared to $90.21 or 56.3% for the year ended December 29, 2001. The increase was primarily due to a decrease in cost of sales as a percentage of net sales, normal price increases and a shift in the product and package mix.

Cost of sales, as a percentage of net revenue, decreased to 41.0% in 2002, from 43.7% in the prior year. The Company completed certain hops disposal transactions and cancelled certain hops future contracts during the fourth quarter of 2001. The total pretax charge incurred during the fourth quarter of 2001 related to these hops transactions was $4.3 million. Excluding the effect of hops-related charges, gross profit and cost of sales were 58.6% and 41.4%, as a percentage of net sales, respectively. The decline in cost of sales as a percentage of net sales, adjusted for the 2001 hops charges, was due to reductions in certain raw material costs which the Company believes will continue in the short-term. See “Hops Purchase Commitments” for further discussion relating to hops.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $20.6 million or 25.7% to $100.7 million for the year ended December 28, 2002, as compared to the prior year. Advertising, promotional and selling expenses were 46.8% as a percentage of net sales, or $78.33 per barrel for the year ended December 28, 2002 as compared to 42.9% as a percentage of net sales or $68.78 per barrel for the year ended December 29, 2001. The increase was primarily due to increases in advertising and promotional expenditures related to the national roll out of Sam Adams Light® throughout 2002. The Company is currently developing and testing a new media campaign around Samuel Adams Boston Lager®, in line with the objective of obtaining sustainable growth of the Samuel Adams® brand. The Company intends to continue to invest in its core brands and anticipates 2003 advertising expenditures to be in line with 2002 levels.

General and administrative. General and administrative expenses increased by 8.2% or $1.1 million to $14.6 million for the year ended December 28, 2002 as compared to $13.5 million for the year ended December 29, 2001. The increase was primarily due to increases in rent and insurance premiums and a loss on the disposal of an asset at the Cincinnati Brewery.

Interest income, net. Interest income, net decreased by $349,000 to $1.1 million for the year ended December 28, 2002 as compared to the prior year, primarily due to a significant decline in interest rates during 2002.

Other income, net. Other income, net increased by $1.0 million to $1.3 million for the year ended December 28, 2002 as compared to the prior year, primarily due to a realized gain generated from the sale of a stock that the Company received from the demutualization of a third-party insurance provider in 2002. The Company does not anticipate similar gains in the future.

Provision for income taxes. The Company’s effective tax rate decreased to 39.3% for the year ended December 28, 2002 from 40.7% for the year ended December 29, 2001. As compared to the prior year, the effective tax rate declined 1.4 percentage points primarily due to the Company shifting a significant portion of its investments from taxable to tax-exempt instruments. The Company anticipates a slight decline in its effective tax rate in 2003.

Year Ended December 29, 2001 Compared to Year Ended December 30, 2000

Net sales. Net sales decreased by $3.8 million or 2.0%, to $186.8 million for the year ended December 29, 2001 as compared to $190.6 million for the year ended December 30, 2000. The decrease was primarily due to a decline in volume of Boston Beer’s core brands, offset by pricing increases that were initiated in 2001.

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

Cost of sales increased by $2.39 per barrel to $70.12 per barrel for the year ended December 29, 2001, as compared to $67.73 per barrel for the year ended December 30, 2000. The Company completed certain hops disposal transactions and cancelled certain hops future contracts during the fourth quarter 2001. The total pretax charge incurred during the fourth quarter related to these hops transactions was $4.3 million. Excluding the effect of hops-related charges and other non-recurring charges, cost of sales per barrel increased by approximately 1.0% as compared to the prior year. This is primarily due to increases in malt and corrugated materials, offset by a decline in non-core volume during the year ended December 29, 2001.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $2.3 million or 2.9% to $80.1 million for the year ended December 29, 2001. Advertising, promotional and selling expenses were 42.9% as a percentage of net sales, or $68.78 per barrel for the year ended December 29, 2001 as compared to 40.8% as a percentage of net sales or $62.72 per barrel for the year ended December 30, 2000. The increase was primarily due to increases in advertising production, market research and promotional expenditures, offset by a decline in media spending during 2001 as compared to the prior year. The Company is currently developing and testing new media creative around Samuel Adams Boston Lager®, inline with the objective of obtaining sustainable growth of the Samuel Adams® brand. The Company also invested in brand support for the Sam Adams Light® testing in the second half of the year.

General and administrative. General and administrative expenses increased by 11.6% or $1.4 million to $13.5 million for the year ended December 29, 2001 as compared to $12.1 million for the year ended December 30, 2000. The increase was primarily due to an increase in computer-related expenditures, changes in bad debt expense, and higher legal expenditures. The Company had recognized $215,000 as a recovery of bad debt in 2000; there were no such recoveries during the current year. Fees incurred from restructuring the corporate organization contributed to the increase in legal-related expenditures.

Other income, net. Other income, net decreased by 29.8% or $736,000 to $1.7 million for the year ended December 29, 2001 from $2.5 million for the year ended December 30, 2000, primarily due to a decline in interest income. Interest income declined by $522,000 or 26.1% to $1.5 million for the year ended December 29, 2001 as compared to the prior year, primarily due to a significant decline in interest rates during 2001. In addition, proceeds from the sale of investments in securities declined by $215,000 to $238,000 for 2001 as compared to the same period last year.

Provision for income taxes. The Company’s effective tax rate decreased to 40.7% for the year ended December 29, 2001 from 41.0% for the year ended December 30, 2000. Changes in the corporate organization structure contributed to this decline.

Liquidity and Capital Resources

Cash and short-term investments increased to $52.6 million for the year ended December 28, 2002 from $47.9 million as of December 29, 2001, primarily due to cash provided by operating activities, partially offset by cash flows from financing activities used to purchase treasury stock. Cash flows provided by operating activities were $13.8 million and $19.2 million as of December 28, 2002 and December 29, 2001, respectively.

During 2002, the Company repurchased 684,000 shares under its stock repurchase program at an aggregate cost of $9.9 million, compared to 421,000 shares at an aggregate cost of $4.0 million during 2001. The Board of Directors has authorized an aggregate expenditure limitation of $50.0 million pursuant to the Company’s share repurchase program. As of December 28, 2002, the Company had repurchased a total of 5.0 million shares under this program at a cost of $45.0 million. Subsequent to December 28, 2002, and through March 19, 2003, the Company has repurchased approximately 300,000 shares under its share repurchase program and there is approximately $1.1 million remaining under the current board authorized limit.

The Company primarily invests in cash equivalents and high-grade, short-term and limited-term taxable and tax-exempt bond funds, with the objective to preserve principal, maintain liquidity and achieve favorable yields. During 2002, the Company received stock from the demutualization of a third party insurance provider that was sold for a pretax gain of $1.3 million. The Company does not anticipate similar gains in the future.

The Company utilized $2.3 million for the purchase of capital equipment during the year ended December 28, 2002 as compared to $3.3 million during the prior year. Purchases during 2002 primarily consisted of kegs, machinery, and computer equipment. Currently the Company does not anticipate significant increases in capital expenditures during 2003. However, the Company is involved in reviewing expansion of the Cincinnati Brewery as well as discussions with breweries on both coasts about new production relationships. Some of these options may require capital investments in those facilities during 2003.

With working capital of $58.7 million and $45.0 million in unused credit facilities as of December 28, 2002, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The new facility expires on March 31, 2007. There were no amounts outstanding under the Company’s credit facilities as of December 28, 2002 or as of the date of this filing.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Inventory Reserves

The excess hop inventory reserve accounts for a significant portion of the inventory obsolescence reserve. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted usage requirements. The computation of the excess hop inventory and purchase commitment reserve is based on the age of the hops on-hand and requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company will continue to manage hop inventory and contract levels as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. Actual results may materially differ from management’s estimates.

Promotional Activities Accrual

Throughout the year, the Company’s sales force engages in numerous promotional activities, and this requires that management make certain estimates and assumptions that affect the reported amounts of related liabilities at the date of the financial statements and the reported amounts of expenditures during the reporting period. Actual results could differ from those estimates.

Distributor Promotional Discount Allowance

The Company enters into discount agreements with its various wholesalers. The agreed-upon discount rates are applied to the wholesalers’ sales to retailers in order to determine the total discounted amount. The computation of the discount accrual requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual results could differ from those estimates.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewery-Related Transactions

During the fourth quarter of 2002, Miller Brewing Company filed with the American Arbitration Association a demand for arbitration with respect to its legal right to terminate its obligation to continue production for the Company after May 30, 2004. In its response, the Company, in addition to denying that Miller has the right to terminate, also asserted certain counterclaims against Miller. Selection of the arbitrators has not yet been completed and discovery has not yet commenced. Accordingly, it is not possible to predict the actual outcome of the arbitration. Miller has also notified the Company of its intention to close the Tumwater Brewery as of July 1, 2003. Based on ongoing discussions with Miller, the Company believes that the Tumwater production will be moved to the Eden Brewery, with Miller assuming the cost of the incremental freight to the areas previously supplied by the Tumwater Brewery. The Company believes that, regardless of the outcome of the arbitration, it will be able to maintain sources of supply adequate to meet the expected demand for the Company’s products beyond May 2004. However, the Company is unable at this time to quantify any additional costs, capital or operating, if any, that it might incur in securing access to such capacity and ensuring that its products are produced to its quality and service requirements.

In April 2002, the Company and High Falls Brewing Company, LLC renegotiated their existing contract brewing agreement, restructuring certain pricing terms, volume requirements, termination provisions and other matters. The new agreement extends the Company’s option to produce at High Falls through 2010, at slightly less favorable economics than had existed previously. In connection with this new agreement, the Company released the guaranty by the Genesee Brewing Company, Inc. of the obligations of High Falls.

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hops requirements, among other factors.

During 2002, the Company entered into several hops future contracts, in the normal course of business. The total value of the contracts entered into as of December 28, 2002 was $13.4 million. The contract agreements were deemed necessary in order to bring hops inventory levels and future contracts into balance with the Company’s current brewing volume and hops usage forecasts. In addition, these new contracts enabled the Company to secure its position for future supply with hops vendors in the face of some competitive buying activity.

During 2001, the Company completed certain hops disposal transactions and cancelled certain hops future contracts. The disposal transactions were completed in order to bring aging hops inventory levels to a minimum and the contract cancellations were to reduce future contracts of certain hops varieties. This resulted in a current and future inventory balance in line with the Company’s current forecasted brewing volume and hops usage, as the Company did not believe that those hops inventories and future hops contracts would be used by the Company within the foreseeable future. The total charge incurred during 2001 related to the disposal of hops inventories was approximately $4.3 million. The total charge recorded during 2001 and 2000, net of recoveries, related to the reserve for excess hops inventory and fees associated with the cancellation of contracts was approximately $500,000 in each year. There were no such charges recorded for the year ended December 28, 2002.

The computation of the excess inventory and purchase commitment reserve required management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as well as aged hops as determined by the Company’s brew masters. The Company will continue to manage hops inventory and contract levels, as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. The Company does not anticipate further material losses related to hops inventories or contract commitments within the foreseeable future. However, changes in management’s assumptions regarding future sales growth, product mix, and hops market conditions could result in future material losses.

Contractual Obligations

The following table presents contractual obligations as of December 28, 2002.

	Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Advertising Commitments	$22,015	$22,015	$—	$—	$—
Hops Purchase Commitments	13,371	5,883	6,024	1,464	—
Operating Leases	4,574	1,173	2,244	945	212

Total Contractual Obligations	$39,960	$29,071	$8,268	$2,409	$212

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the fiscal year ended

December 28, 2002. The Company does not expect to change to the fair value based method, therefore SFAS No. 148 will not have a material effect on its results of operations or financial condition.

Other Risks and Uncertainties

Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company’s operating income, cash flows and financial position, include, but are not limited to, (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Samuel Adams Boston Lager® and seasonal beers due to increased competition and further cannibalization resulting from the rollout of Sam Adams Light®; (3) more rapid decline than anticipated in other Samuel Adams® year-round styles; (4) an unexpected decline in the brewing capacity available to the Company; (5) increased advertising and promotional expenditures that are not followed by higher sales volume; (6) higher-than-planned costs of operating the Cincinnati Brewery; (7) higher-than-planned costs of operating under contract arrangement at non-Company owned breweries; (8) the outcome of the pending Miller arbitration; (9) the changes in economics and feasibility of using recycled glass; (10) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (11) world hops market conditions affecting the Company’s ability to buy or sell hops or cancel excess hops commitments; (12) poor weather conditions, resulting in an inadequate supply of raw materials that are agriculturally grown, particularly the United States and Canadian 2003 barley crop, which if poor, would result in significantly increased barley costs and therefore barley malt costs; (13) adverse fluctuations in foreign currency exchange rates; (14) changes in control or ownership of the current distribution network which leads to less support of the Company’s products; (15) increases in the costs of distribution; and (16) increases in the costs associated with packaging materials due to uncontrollable changes in the bottle redemption process.

The Company continues to brew its Samuel Adams Boston Lager® at each of its brewing facilities, but at any particular time may rely on only one supplier for its products other than Samuel Adams Boston Lager®. The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary, although it is unable to quantify any additional costs, capital or operating, if any, that it might incur in securing access to such capacity.

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

As the number of available contract breweries declines, the risks of the above disruption increases, and the structure of the brewery strategy ownership versus contracting changes. Depending on the outcome of the arbitration proceedings with Miller, the number of breweries and the capacity available to the Company may decline such that the current redundancy of capacity is not available to the Company. The Company continually evaluates these factors and others in its evaluation of ownership versus contracting.

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

Forward-Looking Statements

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to the impact of fluctuations in foreign exchange rates. The Company does not enter into derivatives or other market risk sensitive instruments for the purpose of speculation or for trading purposes. Market risk sensitive instruments include derivative financial instruments, other financial instruments, and derivative commodity instruments. Such instruments that are exposed to rate or price changes should be included in the sensitivity analysis disclosure. The Company does not enter into derivative commodity instruments (futures, forwards, swaps, options, etc.).

The Company enters into hops purchase contracts in foreign denominated currencies, as described above under “Hops Purchase Commitments.” The purchase price changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. The estimated potential loss in pretax earnings from a potential adverse fluctuation in foreign currency exchange rates as of December 28, 2002 and December 29, 2001 are $1.4 million and $874,000, respectively.

There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.

As of December 28, 2002, the Company had no amounts outstanding under its current $45.0 million line of credit.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheet of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 29, 2001 and December 30, 2000 were audited by other auditors whose reports dated February 11, 2002 and February 12, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 10, 2003

Item 8.	Financial Statements and Supplementary Data

Note: The following report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Andersen on February 11, 2002 (and on March 22, 2002 with respect to certain matters). The report of Andersen is included in this annual report on Form 10-K pursuant to Rule 2-02(E) of Regulation S-X. After reasonable efforts, the Company has not been able to obtain a revised report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 28,	December 29,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$20,608	$45,838
Short-term investments	32,001	2,031
Accounts receivable, net of allowance for doubtful accounts of $689 and $625 as of December 28, 2002 and December 29, 2001, respectively	17,830	19,219
Inventories	8,342	9,323
Prepaid expenses	1,284	925
Deferred income taxes	1,959	2,291
Other current assets	1,513	844

Total current assets	83,537	80,471
Property, plant and equipment, net	20,202	23,897
Other assets	1,690	1,750
Goodwill	1,377	1,377

Total assets	$106,806	$107,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,997	$11,201
Accrued expenses	15,874	13,196

Total current liabilities	24,871	24,397
Deferred income taxes	2,406	3,583
Other long-term liabilities	697	1,336
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,674,556 and 16,544,104 issued as of December 28, 2002 and December 29, 2001, respectively	166	165
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in capital	59,144	57,610
Unearned compensation	(189)	(212)
Other comprehensive income	419	—
Retained earnings	64,200	55,647
Treasury stock, at cost 5,011,947 and 4,328,300 shares as of December 28, 2002 and December 29, 2001, respectively	(44,949)	(35,072)

Total stockholders’ equity	78,832	78,179

Total liabilities and stockholders’ equity	$106,806	$107,495

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Sales	$238,335	$207,218	$212,105
Less excise taxes	22,980	20,435	21,551

Net sales	215,355	186,783	190,554
Cost of sales	88,367	81,693	84,057

Gross profit	126,988	105,090	106,497

Operating expenses:
Advertising, promotional and selling expenses	100,734	80,124	77,838
General and administrative expenses	14,586	13,483	12,079

Total operating expenses	115,320	93,607	89,917

Operating income	11,668	11,483	16,580

Other income, net:
Interest income, net	1,119	1,468	2,001
Other income, net	1,304	266	469

Total other income, net	2,423	1,734	2,470

Income before provision for income taxes	14,091	13,217	19,050
Provision for income taxes	5,538	5,384	7,811

Net income	$8,553	$7,833	$11,239

Net income per common share — basic	$0.53	$0.48	$0.62

Net income per common share — diluted	$0.52	$0.47	$0.62

Weighted average number of common shares — basic	16,083	16,413	18,056

Weighted average number of common shares — diluted	16,407	16,590	18,109

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended December 28, 2002, December 29, 2001 and December 30, 2000
(In thousands)

	Class A	Class A	Class B	Class B		Additional
	Common	Common	Common	Common	Treasury	Paid-in
	Shares	Stock	Shares	Stock	Shares	Capital

Balance December 25, 1999	16,424	$164	4,107	$41	(1,320)	$56,665
Net income
Stock options exercised	9
Net purchases of investment shares	26	1				209
Amortization of unearned compensation						(15)
Purchase of treasury stock					(2,587)
Total fiscal 2000 comprehensive income

Balance December 30, 2000	16,459	$165	4,107	$41	(3,907)	$56,859
Net income
Stock options exercised, including tax benefit of $98	63					481
Net purchases of investment shares	22					270
Amortization of unearned compensation
Purchase of treasury stock					(421)
Total fiscal 2001 comprehensive income

Balance December 29, 2001	16,544	$165	4,107	$41	(4,328)	57,610
Net income
Stock options exercised, including tax benefit of $349	118	1				1,363
Net purchases of investment shares	13					171
Amortization of unearned compensation
Purchase of treasury stock					(684)
Minimum pension liability, net of tax of $82
Unrealized gain from available-for-sale securities
Total fiscal 2002 comprehensive income

Balance December 28, 2002	16,675	$166	4,107	$41	(5,012)	$59,144

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other			Total
	Unearned	Comprehensive	Retained		Stockholders’	Comprehensive
	Compensation	Income	Earnings	Treasury Stock	Equity	Income

Balance December 25, 1999	$(159)	$—	$36,575	$(9,836)	$83,450
Net income			11,239		11,239	11,239
Stock options exercised
Net purchases of investment shares	(96)				114
Amortization of unearned compensation	99				84
Purchase of treasury stock				(21,198)	(21,198)

Total fiscal 2000 comprehensive income						$11,239

Balance December 30, 2000	$(156)	$—	$47,814	$(31,034)	$73,689
Net income			7,833		7,833	7,833
Stock options exercised, including tax benefit of $98					481
Net purchases of investment shares	(151)				119
Amortization of unearned compensation	95				95
Purchase of treasury stock				(4,038)	(4,038)

Total fiscal 2001 comprehensive income						$7,833

Balance December 29, 2001	(212)	—	$55,647	$(35,072)	$78,179
Net income			8,553		8,553	8,553
Stock options exercised, including tax benefit of $349					1,364
Net purchases of investment shares	(46)				125
Amortization of unearned compensation	69				69
Purchase of treasury stock				(9,877)	(9,877)
Minimum pension liability, net of tax of $82		(62)			(62)	(62)
Unrealized gain from available-for-sale securities		481			481	481

Total fiscal 2002 comprehensive income						$8,972

Balance December 28, 2002	$(189)	$419	$64,200	$(44,949)	$78,832

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Cash flows from operating activities:
Net income	$8,553	$7,833	$11,239
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,151	6,658	6,442
Realized gain on sale of marketable equity security	(1,284)	(238)	(453)
Loss (gain) on disposal of fixed assets	206	(46)	(422)
Bad debt expense (recovery)	64	—	(225)
Deferred income taxes	(763)	1,874	1,742
Stock option compensation expense	69	95	84
Changes in assets and liabilities:
Accounts receivable	1,325	(6,626)	3,840
Inventories	981	6,416	(83)
Prepaid expenses	(282)	694	761
Other current assets	(792)	94	(23)
Other assets	(907)	(755)	(86)
Accounts payable	(2,204)	4,695	(4,153)
Accrued expenses	3,026	(646)	881
Other long-term liabilities	(323)	(770)	(2,208)

Net cash provided by operating activities	13,820	19,278	17,336

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,336)	(3,271)	(5,602)
Proceeds on disposal of fixed assets	212	46	565
Maturities of held-to-maturity investments	11,059	17,594	29,177
Purchases of available-for-sale securities	(36,459)	—	—
Purchases of held-to-maturity securities	(9,027)	(20,261)	(30,094)
Proceeds from the sale of available-for-sale securities	5,021	10,238	10,463
Proceeds from the sale of trading security	1,263	—	—
Acquisition of Cincinnati Brewery land and building	—	—	(897)

Net cash (used in) provided by investing activities	(30,267)	4,346	3,612

Cash flows from financing activities:
Purchase of treasury stock	(9,877)	(4,038)	(21,198)
Proceeds from exercise of stock options	1,014	383	—
Net proceeds from sale of Investment Shares	80	119	113

Net cash used in financing activities	(8,783)	(3,536)	(21,085)

Change in cash and cash equivalents	(25,230)	20,088	(137)
Cash and cash equivalents at beginning of year	45,838	25,750	25,887

Cash and cash equivalents at end of year	$20,608	$45,838	$25,750

Supplemental disclosure of cash flow information:
Interest paid	$—	$11	$—

Taxes paid	$3,864	$7,446	$5,329

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and hard cider products throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company” and “Hardcore Cider Company.”

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The periods for 2002 and 2001 consisted of fifty-two weeks. The period for 2000 consisted of fifty-three weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on-hand, as well as high-grade tax-exempt and taxable money market instruments that are highly liquid investments.

Short-Term Investments

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Investments.” The Company classifies its investments in accordance with SFAS No. 115, depending on the Company’s intent and the nature of the investment. Available-for-sale securities are recorded at fair market value, with the change in fair market value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income. Trading securities are recorded at fair market value, with the change in fair market value during the period included in earnings. Held-to-maturity securities are recorded at amortized cost, which approximates fair value.

Inventories

Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The Company records a reserve for inventory that it considers obsolete based upon the age of ingredients and management’s estimates, which are derived from forecasted usage requirements.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of operating income. Some of the Company’s equipment is used by other brewing companies to produce the Company’s products under contract (see Note I). There is approximately $2.4 million of equipment at the Rochester Brewery as of December 28, 2002. The Company considers the life of such assets to be the shorter of

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 years or the life of the contract. Provision for depreciation is computed on the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years
Machinery and plant equipment	12 to 20 years, or the term of the production agreement, whichever is shorter
Office equipment and furniture	3 to 7 years
Leasehold improvements	5 years, or the term of the lease, whichever is shorter
Building	15 – 20 years

Amortization of Goodwill

Goodwill represents the excess of the cost of the Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition of the brewery operations in November 2000. Goodwill was previously amortized using the straight-line method over its estimated life of 15 years. Amortization expense charged to operations for fiscal 2001 was $100,000. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted as of January 1, 2002, no amortization related to goodwill was recorded during fiscal 2002. The Company performed an impairment analysis upon adoption, which indicated that the carrying values of goodwill were appropriate and no adjustment was required. The Company will test goodwill for impairment on an annual basis. For 2002 there was no adjustment required from the annual impairment test.

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted as of January 1, 2002. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

The Company, from time to time, enters into production agreements with other brewing companies. Occasionally, there are payments made upon entering into these agreements, and these payments are classified as long-term assets and amortized over the life of the related agreement. As of December 28, 2002, management believes that there has not been any significant impairment of the Company’s long-lived assets.

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns, which result in differences between the book and tax basis of the Company’s assets and liabilities and carryforwards, such as tax credits and loss carryforwards. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

Revenue Recognition

The Company recognizes revenue when goods are shipped to customers. Additionally, the Company records an allowance for estimated returns, in compliance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Costs incurred for the shipping of finished goods are included in advertising, promotional and selling expenses in the accompanying consolidated statement of operations. The Company incurred shipping and handling costs of $13.8 million, $11.5 million, and $12.9 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Advertising and Sales Promotions

The costs associated with advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expenditures for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, were $62.2 million, $44.0 million and $41.5 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade receivables. The Company places its short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer and ale distributors across the United States. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Fair Value of Financial Instruments

As of December 28, 2002 and December 29, 2001, the carrying amounts for cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company uses the intrinsic method when their instruments are awarded (see Note J).

Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding. Diluted EPS is calculated by dividing net income by the weighted average common shares and potentially dilutive securities outstanding using the treasury stock method during the period (see Note L).

Segment Reporting

Operating segments are defined based upon the way that management organizes financial information within the enterprise for making operating decisions and assessing performance.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management organizes financial information by product line for purposes of making operating decisions and assessing performance. A key unit of measure used to assess performance and determine the appropriate allocation of resources is distributors’ sales volume, or depletions. With the exception of the volume produced at the Cincinnati Brewery under contract arrangement with third parties, the Company has determined that the product line operating segments meet all of the aggregation criteria as defined by accounting principles generally accepted in the United States of America. Accordingly, these operating segments have been aggregated as a single operating segment. Substantially all of the Company’s sales and assets are within the United States.

Derivative Financial Instruments

The Company does not hold derivative financial instruments for trading purposes.

Reclassifications

Certain prior-period amounts have been reclassified to permit comparison with the current year’s presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the fiscal year ended December 28, 2002. The Company does not expect to change to the fair value based method, therefore SFAS No. 148 will not have a material effect on its results of operations or financial condition.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.     Short-term Investments

Short-term investments as of December 28, 2002 and December 29, 2001 were classified as follows, depending upon the Company’s intent and the nature of the investment (in thousands):

	As of December 28, 2002		As of December 29, 2001

	Fair		Fair
	Market	Unrealized	Market	Unrealized
Investment Classification	Value	Gain/(Loss)	Value	Gain/(Loss)

Available-for-sale	$31,941	$481	—	—
Trading	60	60	—	—
Held-to-maturity	—	—	$2,031	—

Total	$32,001	$541	$2,031	—

Sales proceeds and gross realized gains and losses on available-for-sale securities for the years ending December 28, 2002, December 29, 2001, and December 30, 2000 were (in thousands):

	2002	2001	2000

Sale proceeds	$5,021	$10,238	$10,463

Gross realized losses	—	—	—

Gross realized gains	$21	$238	$453

In 2002, the Company received stock from the demutualization of a third party insurance provider. This security was classified as trading, and was sold for a gain of $1,263 during the third quarter 2002.

D.     Inventories

Inventories for the years ended December 28, 2002 and December 29, 2001 consisted of the following (in thousands):

	2002	2001

Raw materials, principally hops	$6,548	$7,605
Work in process	758	773
Finished goods	1,036	945

	$8,342	$9,323

The computation of the excess hops inventory and purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. Actual results may materially differ from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as well as aged hops as determined by the Company’s brew masters. The Company will continue to manage hops inventory and contract levels as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. The Company does not anticipate further material losses related to hops inventories or contract commitments within the foreseeable future. However, changes in management’s assumptions regarding future sales growth, product, mix, and hops market conditions could result in future material losses.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.     Property, Plant and Equipment

Property, plant and equipment for the years ended December 28, 2002 and December 29, 2001 consisted of the following (in thousands):

	2002	2001

Kegs	$22,686	$22,019
Machinery and plant equipment	19,232	20,150
Office equipment and furniture	5,690	6,467
Leasehold improvements	3,490	3,307
Land	350	350
Building	1,420	1,420

	52,868	53,713
Less accumulated depreciation	32,666	29,816

	$20,202	$23,897

The Company recorded depreciation expense related to these assets of $5.4 million, $6.4 million and $6.3 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

F.     Accrued Expenses and Other Long-term Liabilities

Accrued expenses for the years ended December 28, 2002 and December 29, 2001 consisted of the following (in thousands):

	2002	2001

Advertising, promotional and selling expenses	$3,337	$2,862
Keg deposits	2,744	2,532
Employee wages and reimbursements	3,088	2,431
Accrued freight	1,053	767
Other accrued liabilities	5,652	4,604

	$15,874	$13,196

Other long-term liabilities for the years ended December 28, 2002 and December 29, 2001 consisted of the following (in thousands):

	2002	2001

Hops purchase commitments (see Note I)	$—	$320
Other long term liabilities	697	1,016

	$697	$1,336

G.     Long-term Debt and Line of Credit

Effective July 1, 2002, the Company entered into a new credit facility, replacing its former facility, originally dated March 21, 1997. The new credit facility provides a $45.0 million revolving line of credit and expires on March 31, 2007. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (4.25% at December 28, 2002) or (ii) the applicable LIBOR rate (1.48% at December 28, 2002) plus .45%. The Company incurs an annual

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 28, 2002 and December 29, 2001. There were no amounts outstanding under the Company’s credit facilities as of December 28, 2002 and December 29, 2001.

H.     Income Taxes

Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 28, 2002 and December 29, 2001 are as follows (in thousands):

	2002			2001

	Current	Long-Term	Total	Current	Long-Term	Total

Deferred tax assets:
Incentive option/investment share plan	$—	$240	$240	$366	$328	$694
Accrued expenses	475	—	475	542	—	542
Reserves	1,461	—	1,461	1,309	413	1,722
Deferred compensation	—	186	186	—	196	196
Long-term contracts	—	686	686	—	808	808
Other	46	82	128	74	27	101

Deferred tax assets	1,982	1,194	3,176	2,291	1,772	4,063
Valuation allowance	—	—	—	—	(27)	(27)

Total deferred tax assets	1,982	1,194	3,176	2,291	1,745	4,036
Deferred tax liabilities:
Depreciation	—	(2,965)	(2,965)	—	(3,550)	(3,550)
Hops inventory loss	—	(635)	(635)	—	(1,778)	(1,778)
Unrealized gain on trading securities	(23)	—	(23)	—	—	—

Net deferred tax assets (liabilities)	$1,959	$(2,406)	$(447)	$2,291	$(3,583)	$(1,292)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the income tax provision (benefit) for income taxes for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 are as follows (in thousands):

	2002	2001	2000

Current:
Federal	$5,226	$2,267	$4,782
State	1,074	1,243	1,287

Total current	6,300	3,510	6,069
Deferred:
Federal	(554)	1,495	1,377
State	(208)	379	365

Total deferred	(762)	1,874	1,742

Total income tax provision	$5,538	$5,384	$7,811

	2002	2001	2000

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.7%	4.5%	5.5%
Meals and entertainment	1.0%	2.0%	1.2%
Tax-exempt income	(1.1)%	—	—
Effect of capital loss carryforward	(.1)%	(.7)%	(1.0)%
Other	.8%	(.1)%	.2%

	39.3%	40.7%	40.9%

I.     Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $22.0 million, $1.2 million, and $.3 million at December 28, 2002, December 29, 2001, and December 30, 2000, respectively. The Company has the option to cancel before March 21, 2003, approximately $2.4 million of one of the contracts.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices to which the Company is committed. The prices are denominated in Euros. Hops purchase commitments outstanding at December 28, 2002 totaled $13.4 million. Purchases under these contracts for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 were approximately $1.1 million, $.9 million, and $2.8 million, respectively.

During 2001, the Company completed certain hops disposal transactions and cancelled certain hops future contracts. The transactions were deemed necessary in order to bring hops inventory levels and future contracts into balance with the Company’s current brewing volume and hops usage, as the Company did not believe that these hops inventories and future hops contracts would be used by the Company within the foreseeable future. The Company will continue to manage hops inventory and contract levels, as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. However, circumstances could result in changes in management’s assumptions regarding future sales growth, product, mix, and hops market conditions could result in future material losses. The total charge incurred during 2001 related to the disposal of hops inventories was approximately $4.3 million. The total

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge recorded during 2001 and 2000, net of recoveries, related to the reserve for excess hops inventory and fees associated with the cancellation of contracts was approximately $.5 million. There were no such charges recorded for the year ended December 28, 2002.

In the normal course of business, the Company enters into various production agreements with brewing companies. These agreements are cancelable by the Company and by the brewing companies with advance written notice. Title to beer products brewed under contract arrangement remains with the brewing company until the brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There were approximately $2.5 million and $2.1 million of raw materials and beer products in process at the brewing companies for which the Company was liable as of December 28, 2002 and December 29, 2001, respectively. Purchases of the Company’s finished goods under these contract arrangements for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 were approximately $32.2 million, $23.8 million, and $26.7 million, respectively. Additionally, the Company is obligated to meet annual volume requirements in conjunction with certain production agreements. During 2002, the Company met all existing minimum volume requirements in accordance with its production agreements, with the exception of one brewery location. The fees associated with this minimum volume requirement are not significant, and have been fully expensed in the Company’s financial statements at December 28, 2002.

The Company’s contracts with its supplying breweries periodically require it to purchase fixed assets in support of brewery operations. Fixed asset purchases at certain brewery locations under existing contracts during the next 12 months are anticipated to be approximately $.4 million, but this amount could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter new production relationships.

Lease Commitments

The Company has various operating lease agreements primarily involving real estate. Terms of the leases include, in some instances, purchase options, renewals, and maintenance costs and varies by lease. These lease obligations expire at various dates through 2009.

Minimum annual rental payments under these agreements are as follows (in thousands):

2003	$1,173
2004	1,143
2005	1,101
2006	839
2007	106
Thereafter	212

$4,574

Rent expense for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 was approximately $1.3 million, $.9 million, and $1.0 million, respectively.

Litigation

Miller Brewing Company (“Miller”) filed a Demand for Arbitration with the American Arbitration Association seeking a determination as to whether Miller has the right to terminate its existing contractual obligations to the Company, effective May 30, 2004. The Company has filed an answer to the Demand, asserting certain counterclaims. Discovery in the proceedings has not yet commenced and the Company is not able to determine the likely outcome of the proceedings.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

J.     Common Stock

Class A Common Stock

There were 16,674,556 shares issued and 22,700,000 shares authorized of Class A Common Stock with a par value of $.01 as of December 28, 2002. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for certain (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

There were 4,107,355 shares issued and outstanding and 4,200,000 shares authorized of Class B Common Stock with a par value of $.01 at December 28, 2002. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, and (c) sales or dispositions of any significant portion of the Company’s assets. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

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

The Investment Share feature of the Equity Plan permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment Shares vest ratably over a five-year period. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period. The Company recognized employee-related compensation expense for this feature of the Equity Plan of $69,000, $95,000, and $84,000 for the years ending December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Equity Plan, Investment Shares purchased and vested for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 were as follows:

	2002	2001	2000

Purchased	13,432	29,140	38,202
Vested	14,256	9,072	6,881

The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.8 million and 1.6 million were granted and not cancelled at December 28, 2002 and December 29, 2001, respectively.

Non-Employee Options

On May 21, 1996, the Board of Directors and the Class B Stockholder of the Company adopted a Stock Option Plan for Non-Employee Directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company was granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board. The Non-Employee Director Plan was amended on December 19, 1997 to change the term of the options granted there under, and was further amended as of May 30, 2000 to increase each annual option grant. On December 14, 2001, the Board of Directors amended the Plan to provide for an additional 100,000 authorized shares reserved for issuance. The Company accounts for this plan using the intrinsic method.

The Company has reserved 200,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Option Plan, of which 120,000 and 95,000 were granted and not cancelled at December 28, 2002 and December 29, 2001, respectively.

The Company granted Stock Appreciation Rights (“SARs”) to certain non-employees in consideration for services, of which 98,425 were issued and outstanding at December 29, 2001. All 98,425 shares were fully exercised and the Company fulfilled its cash settlement obligations relating to this grant during the first quarter of 2002. The Company recorded changes in compensation expense related to these grants of ($33,000), $805,000, and $105,000 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively, to account for the appreciation of the stock relating to the SARs.

Option Activity

Information related to options under the Equity Plan, the Non-Employee Director Option Plan and the SARs are as follows:

			Weighted Average
	Shares	Option Price	Exercise Price

Outstanding at December 25, 1999	1,216,705	$0.01 – $18.56	$10.39
Granted	638,500	$7.16 – $20.69	$8.78
Canceled	(401,696)	$0.01 – $20.69	$11.47
Exercised	(10,610)	$0.01 – $ 8.44	$.90

Outstanding at December 30, 2000	1,442,899	$0.01 – $18.56	$9.45
Granted	299,500	$8.84 – $ 9.24	$8.88
Canceled	(49,037)	$0.01 – $ 8.84	$7.90
Exercised	(60,828)	$0.01 – $ 8.44	$6.29

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted Average
	Shares	Option Price	Exercise Price

Outstanding at December 29, 2001	1,632,534	$0.01 – $18.56	$9.76
Granted	265,200	$16.20 – $35.09	$19.78
Canceled	(31,020)	$7.16 – $17.55	$11.54
Exercised	(217,414)	$0.01 – $12.06	$8.16

Outstanding at December 28, 2002	1,649,300	$0.01 – $35.09	$10.40

Options exercisable were 859,583, 835,144 and 672,204 at December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

The Company follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies APB Opinion No. 25 and related interpretations for the Equity Plan and the Non-Employee Plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income and earnings per share for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 would have been reduced to the pro forma amounts indicated below (in thousands, except share amounts):

	2002		2001		2000

	Net	Earnings	Net	Earnings	Net	Earnings
	Income	per Share	Income	per Share	Income	per Share

As Reported — Basic	$8,553	$0.53	$7,833	$0.48	$11,239	$0.62
As Reported — Diluted	$8,553	$0.52	$7,833	$0.47	$11,239	$0.62
Pro forma — Basic	$7,807	$0.49	$7,278	$0.44	$10,746	$0.60
Pro forma — Diluted	$7,807	$0.48	$7,278	$0.44	$10,746	$0.59

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Volatility	35.8%	35.8%	36.5%
Expected life of option	7.1 years	6.0 years	6.5 years
Risk free interest rate	3.42%	4.67%	5.18%
Dividend yield	0%	0%	0%

The weighted average fair value of stock options granted in 2002, 2001, and 2000 was $7.40, $3.03, and $3.15, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 28, 2002:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.01 – $ 0.01	12,757	1.81 years	$0.01	12,757	$0.01
$ 7.16 – $ 9.53	980,930	6.27 years	$8.68	563,663	$8.93
$11.09 – $16.20	366,663	5.05 years	$13.54	273,163	$13.61
$16.88 – $23.33	253,200	6.96 years	$17.93	10,000	$18.56
$29.30 – $35.09	35,750	4.17 years	$32.46	—	$0.00

$ 0.01 – $35.09	1,649,300	6.03 years	$11.63	859,583	$10.40

Stock Repurchase Program

The Board of Directors have approved up to $50.0 million for the repurchase of the Company’s Class A Common Stock. Through December 28, 2002, the Company has repurchased a total of approximately 5.0 million shares of its Class A Common Stock for an aggregate purchase price of $44.9 million.

K.     Employee Retirement Plans

The Company has one retirement plan covering substantially all non-union employees and five retirement plans covering substantially all union employees.

The Boston Beer Company 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees. All fulltime, non-union employees over the age of 21 are eligible to participate in the plan on the first day of the quarter after six months of consecutive employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each employee’s contribution dollar for dollar up to $1,000 and 50% of the employee’s additional contribution, not to exceed 6% of the employee’s total annual wages. The Company made contributions to the Plan in each of the three years ended December 28, 2002, December 29, 2001 and December 30, 2000 of $435,000, $407,000 and $353,000, respectively.

The Company has four defined benefit plans and one Company-sponsored defined contribution plan, which combined cover substantially all union employees. The defined benefit plans include a Company-sponsored defined pension plan, a Company-sponsored medical retirement plan and two union-sponsored, collectively bargained multi-employer pension plans.

The Company’s defined contribution plan, The Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees, was established by the Company in 1997 and is eligible to all union employees upon completion of one hour of fulltime employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company does not make contributions to this plan, but does incur immaterial maintenance costs.

The Company-sponsored defined pension plan, The Local Union # 1199 Defined Benefit Pension Plan, was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions to this plan in each of the three years ended December 28, 2002, December 29, 2001 and December 30, 2000 of $54,000, $49,000 and $45,000, respectively. The projected

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit obligation, accumulated benefit obligation and fair value of plan assets for the Local 1199 Plan are detailed in the tables below.

The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. The Company made combined contributions to these plans in each of the three years ended December 28, 2002, December 29, 2001 and December 30, 2000 of $22,000, $19,000 and $18,000, respectively. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded vested benefits. Pension expense for these multi-employer plans were not significant in the aggregate.

Net annual periodic pension cost of the Local 1199 Plan is presented in the following table (in thousands):

	2002	2001	2000

Service cost	$48	$44	$40
Interest cost	33	26	22
Return on plan assets	21	6	(26)
Amortization of (gain)/ loss	(48)	(32)	3

Net annual periodic pension cost	$54	$44	$39

Obligations and asset data of the Local 1199 Plan is presented in the following tables:

	2002	2001

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$453	$386
Service cost	48	44
Interest cost	33	26
Actuarial loss	34	2
Benefits paid	(9)	(5)

Projected benefit obligation at end of year	$559	$453

	2002	2001

Change in plan assets
Fair value of plan assets at beginning of year	$390	$356
Actual return on plan assets	(21)	(6)
Employer contributions	62	45
Benefits paid	(8)	(5)

Fair value of plan assets at end of year	$423	$390

Funded status	(136)	(62)
Unrecognized actuarial loss	213	131
Unrecognized prior service cost	—	—
Net amount recognized	$77	$69

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

Amount recognized in the balance sheet consists of
Prepaid benefit cost	$77	$69
Accrued benefit liability	(213)	(131)
Accumulated other comprehensive income	213	131

Net amount recognized	$77	$69

Assumptions used in determining the above information are included the tables below:

	2002	2001

Discount rate	6.8%	6.8%
Expected return on plan assets	7.8%	7.8%

A comprehensive medical plan is offered to union employees who have voluntarily retired at 65 or have become permanently disabled. Employees must have worked for the Company for at least 10 years at the Cincinnati Brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated postretirement benefit obligation was determined using a discount rate of 6.3% at December 28, 2002 and a 2.5% increase in the Cincinnati Consumer Price Index. The actuarial and recorded liabilities for this benefit have been funded within all material respects as of December 28, 2002 and December 29, 2001.

L.	Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

	2002	2001	2000

Net income	$8,553	$7,833	$11,239
Shares used in net income per common share — basic	16,083	16,413	18,056
Dilutive effect of potential common shares	324	177	53

Shares used in net income per common share — diluted	16,407	16,590	18,109

Net income per common share — basic	$0.53	$0.48	$0.62

Net income per common share — diluted	$0.52	$0.47	$0.62

Options to purchase 307,000, 426,000, and 1.0 million shares of Class A Common Stock were outstanding but not included in computing diluted EPS because their effects were anti-dilutive as of December 28, 2002, December 29, 2001, and December 30, 2000 respectively.

M.	Valuation and Qualifying Accounts

The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 is as follows (in thousands):

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Allowance for Doubtful Accounts	of Period	(Recovery)	(Deductions)	End of Period

2002	$625	$183	$(119)	$689
2001	$625	$—	$—	$625
2000	$1,000	$(225)	$(150)	$625

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deductions from allowance for doubtful accounts represent the write-off of uncollectible balances.

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Inventory Obsolescence Reserve	of Period	(Recovery)	(Deductions)	End of Period

2002	$2,239	$(402)	$—	$1,837
2001	$2,332	$(93)	$—	$2,239
2000	$2,636	$(304)	$—	$2,332

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Stale Beer Reserve	of Period	(Recovery)	(Deductions)	End of Period

2002	$470	$249	$—	$719
2001	$550	$(80)	$—	$470
2000	$1,217	$(667)	$—	$550

N.	Quarterly Results (Unaudited)

In management’s opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	For Quarters Ended
	(In thousands, except per share data)
	December 28,	September 28,	June 29,	March 30,	December 29,	September 29,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

Barrels sold	323	336	353	275	290	301	304	270
Sales	$60,038	$62,602	$65,217	$50,478	$52,608	$54,515	$53,877	$46,218
Less excise taxes	5,774	6,043	6,345	4,818	5,239	5,410	5,244	4,542

Net sales	54,264	56,559	58,872	45,660	47,369	49,105	48,633	41,676
Cost of sales	22,917	23,569	23,369	18,512	24,430	20,397	19,429	17,437

Gross profit	31,347	32,990	35,503	27,148	22,939	28,708	29,204	24,239

Advertising, promotional and selling expenses	25,091	29,366	24,592	21,685	25,380	21,168	18,369	15,207
General and administrative expenses	3,636	3,378	4,153	3,419	3,571	3,121	3,114	3,677

Total operating expenses	28,727	32,744	28,745	25,104	28,951	24,289	21,483	18,884

Operating income (loss)	2,620	246	6,758	2,044	(6,012)	4,419	7,721	5,355

Interest income, net	388	334	198	199	255	383	353	477
Other income (expenses), net	59	(6)	1,257	(6)	241	(26)	14	37

Income (loss) before provision (benefit) for income taxes	3,067	574	8,213	2,237	(5,516)	4,776	8,088	5,869
Provision (benefit) for income taxes	999	212	3,410	917	(2,429)	2,021	3,372	2,420

Net income (loss)	$2,068	$362	$4,803	$1,320	$(3,087)	$2,755	$4,716	$3,449

Earnings (loss) per share — basic	$0.13	$0.02	$0.29	$0.08	$(0.19)	$0.17	$0.29	$0.21

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For Quarters Ended
	(In thousands, except per share data)
	December 28,	September 28,	June 29,	March 30,	December 29,	September 29,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

Earnings (loss) per share — diluted	$0.13	$0.02	$0.29	$0.08	$(0.19)	$0.17	$0.29	$0.21

Weighted average shares — basic	15,749	15,878	16,354	16,352	16,312	16,409	16,431	16,485

Weighted average shares — diluted	16,059	16,175	16,682	16,695	16,312	16,568	16,534	16,579

[REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

Item 9.     Changes in and Disagreements with Accountants on Financial Disclosures

The Company filed a Form 8-K on May 1, 2002 and an amendment on May 10, 2002 with the Securities and Exchange Commission. The filing was regarding a change in the Company’s independent accountants effective May 1, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting to be held on May 28, 2003. On March 10, 2003, the Company announced the resignation of Richard P. Lindsay as Treasurer and Chief Financial Officer to be effective as of March 31, 2003. Monica M. Martin, Director Of Finance and Corporate Controller, will serve as interim Chief Financial Officer and Martin F. Roper, President and Chief Executive Officer, will serve as Treasurer, both appointments effective April 1, 2003.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting to be held on May 28, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting to be held on May 28, 2003.

Related Stockholder Matters

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	1,649,300	$10.40	1,221,660
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,649,300	$10.40	1,221,660

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting to be held on May 28, 2003.

Item 14.	Controls and Procedures

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

In December 2002, the Board of Directors of the Company adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines. These, as well as the charters for each of the Board Committees, are posted on the Company’s website, www.bostonbeer.com.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements and financial statement schedules are contained in Item 8 of Part II to this report on Form 10-K.

(b) During the fourth quarter of the fiscal year ended December 28, 2002 the Registrant filed no Current Reports on Form 8-K.

(c) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).
10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).
10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).
10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).
10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

Exhibit No.	Title

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).
+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).
+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).
10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).
+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).
+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).
10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).
+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).
10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).
10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).
10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).
+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

Exhibit No.	Title

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).
+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).
+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.41	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).
*+10.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003.

Exhibit No.	Title

*11.1	The information required by exhibit 11 has been included in Note M of the notes to the consolidated financial statements.
*14.1	Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002.
21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997).
21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000 (incorporated by reference to the Company’s Form 10-K, filed on March 30, 2001)
21.3	List of subsidiaries of The Boston Beer Company, Inc. effective as of March 30, 2002 (incorporated by reference to the Company’s Form 10-Q, filed on May 14, 2002).
*21.4	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 28, 2002
*23.1	Consent of Deloitte & Touche LLP, independent accountants with respect to the Company.
*99.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.3	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*99.4	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2003.

THE BOSTON BEER COMPANY, INC.

/s/ MARTIN F. ROPER

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ MARTIN F. ROPER Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ RICHARD P. LINDSAY Richard P. Lindsay	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. JAMES KOCH C. James Koch	Chairman, Clerk and Director

/s/ PEARSON C. CUMMIN, III Pearson C. Cummin, III	Director

/s/ ROBERT N. HIATT Robert N. Hiatt	Director

/s/ JAMES C. KAUTZ James C. Kautz	Director

/s/ CHARLES JOSEPH KOCH Charles Joseph Koch	Director