Form 10-Q
period 2003-03-29
BOSTON BEER CO INC
filed 2003-05-13
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes   [X]  No  [  ]

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2003:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	10,946,537 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
MARCH 29, 2003

			PAGE
PART I.	FINANCIAL INFORMATION
	Item 1.	Consolidated Financial Statements
		Consolidated Balance Sheets March 29, 2003 and December 28, 2002	3
		Consolidated Statements of Operations for the Three Months Ended March 29, 2003 and March 30, 2002	4
		Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2003 and March 30, 2002	5
		Notes to Consolidated Financial Statements	6-8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12
	Item 3.	Quantitative & Qualitative Disclosures about Market Risk	12
	Item 4.	Controls and Procedures	12
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	12-13
	Item 2.	Changes in Securities	13
	Item 3.	Defaults Upon Senior Securities	13
	Item 4.	Submission of Matters to a Vote of Security Holders	13
	Item 5.	Other Information	13
	Item 6.	Exhibits and Reports on Form 8-K	13-17
SIGNATURES			18
CERTIFICATIONS			19-20

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 29,	December 28,
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,608	$20,608
Short-term investments	35,187	32,001
Accounts receivable, net of the allowance for doubtful accounts of $687 and $689 as of March 29, 2003 and December 28, 2002, respectively	17,986	17,830
Inventories	10,741	8,342
Prepaid expenses	1,305	1,284
Deferred income taxes	1,959	1,959
Other current assets	1,484	1,513

Total current assets	80,270	83,537
Property, plant and equipment, net	19,650	20,202
Other assets	1,472	1,690
Goodwill	1,377	1,377

Total assets	$102,769	$106,806

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,914	$8,997
Accrued expenses	13,570	15,874

Total current liabilities	25,484	24,871
Long-term deferred income taxes	2,406	2,406
Other long-term liabilities	697	697
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value;
22,700,000 shares authorized; 16,744,604 and 16,674,556 issued as of March 29, 2003 and December 28, 2002, respectively	167	166
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	59,893	59,144
Unearned compensation	(334)	(189)
Other comprehensive income	268	419
Retained earnings	64,091	64,200
Less: Treasury Stock
5,377,067 and 5,011,947 shares as of March 29, 2003 and December 28, 2002, at cost, respectively	(49,944)	(44,949)

Total stockholders’ equity	74,182	78,832

Total liabilities and stockholders’ equity	$102,769	$106,806

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended

	March 29,	March 30,
	2003	2002

	(unaudited)	(unaudited)
Sales	$50,123	$50,478
Less excise taxes	4,804	4,818

Net sales	45,319	45,660
Cost of sales	18,772	18,512

Gross profit	26,547	27,148
Operating expenses:
Advertising, promotional and selling expenses	23,310	21,685
General and administrative expenses	3,803	3,419

Total operating expenses	27,113	25,104

Operating (loss) income	(566)	2,044

Other income, net:
Interest income, net	394	199
Other expense, net	(8)	(6)

Total other income, net	386	193

(Loss) income before provision for income taxes	(180)	2,237
(Benefit) provision for income taxes	(71)	917

Net (loss) income	$(109)	$1,320

Net (loss) income per common share – basic	($0.01)	$0.08

Net (loss) income per common share – diluted	($0.01)	$0.08

Weighted average number of common shares – basic	15,734	16,352

Weighted average number of common shares – diluted	15,991	16,695

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended

	March 29,	March 30,
	2003	2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(109)	$1,320
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,383	1,373
Gain on disposal of fixed assets	—	(110)
Stock option compensation expense	22	25
Changes in assets and liabilities:
Accounts receivable	(156)	(786)
Inventory	(2,399)	(858)
Prepaid expenses	(21)	192
Other current assets	98	84
Other assets	—	37
Accounts payable	2,917	(2,109)
Accrued expenses	(2,172)	(1,503)
Other long-term liabilities	—	(80)

Net cash used in operating activities	(437)	(2,415)

Cash flows from investing activities:
Purchases of property, plant and equipment	(595)	(570)
Proceeds on disposal of fixed assets	—	180
Maturities of held-to-maturity investments	—	2,028
Purchases of available-for-sale securities	(3,337)	(5,000)
Purchases of held-to-maturity securities	—	(8,973)

Net cash used in investing activities	(3,932)	(12,335)

Cash flows from financing activities:
Purchase of treasury stock	(4,995)	—
Proceeds from exercise of stock options	320	119
Net proceeds from the sale of Investment Shares	44	25

Net cash (used in) provided by financing activities	(4,631)	144

Change in cash and cash equivalents	(9,000)	(14,606)
Cash and cash equivalents at beginning of period	20,608	45,838

Cash and cash equivalents at end of period	$11,608	$31,232

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$1,073	$845

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of March 29, 2003 and the statement of consolidated operations and consolidated cash flows for the quarters ended March 29, 2003 and March 30, 2002 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of March 29, 2003 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 29, 2003 and March 30, 2002, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Short-Term Investments

Short-term investments as of March 29, 2003 and December 28, 2002 were classified as follows, depending upon the Company’s intent and the nature of the investment (in thousands):

	As of March 29, 2003		As of December 28, 2002

Investment	Fair Market	Unrealized	Fair Market	Unrealized
Classification	Value	Gain/(Loss)	Value	Gain/(Loss)

Available-for-sale	$35,127	$330	$31,941	$481
Trading	60	—	60	—

Total	$35,187	$330	$32,001	$481

There were no realized gains or losses recorded during the period ended March 29, 2003 and March 30, 2002.

C.	Inventories

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	March 29,	December 28,
	2003	2002

Raw materials, principally hops	$8,826	$6,548
Work in process	675	758
Finished goods	1,240	1,036

	$10,741	$8,342

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D.	Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (in thousands, except per share data). The basis and diluted loss per share for the three months ended March 29, 2003 are the same, since any potential common shares would be anti-dilutive.

	For the three months ended

	March 29,	March 30,
	2003	2002

Net (loss) income	$(109)	$1,320

Shares used in net income per common share – basic	15,734	16,352
Dilutive effect of potential common shares	257	343

Shares used in net income per common share – diluted	15,991	16,695
Net (loss) income per common share – basic	$(0.01)	$0.08

Net (loss) income per common share – diluted	$(0.01)	$0.08

E.	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows (in thousands):

	For the three months ended

	March 29,	March 30,
	2003	2002

Net income	$(109)	$1,320
Unrealized (loss) gain on available-for-sale securities	(151)	1

Comprehensive (loss) income	$(260)	$1,321

F.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $12.9 million at March 29, 2003, compared to $22.0 million at December 28, 2002. There are no cancellation options available for any portion of the contracts.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at March 29, 2003 totaled $11.1 million (based on the exchange rate at March 29, 2003), compared to $13.4 million at December 28, 2002.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G.	Common Stock

Stock Compensation Plans

The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and applies APB Opinion No. 25 and related interpretations for the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months ended

	March 29,	March 30,
	2003	2002

Net (loss) income, as reported	(109)	1,320

Add: Stock-based employee compensation expense reported in net (loss) income, net of tax effects	13	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(449)	(368)

Pro forma net income	(545)	967
Earnings per share:
Basic – as reported	($0.01)	$0.08
Basic – pro forma	($0.03)	$0.06
Diluted – as reported	($0.01)	$0.08
Diluted – pro forma	($0.03)	$0.06

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 29, 2003 as compared to the three-month period ended March 30, 2002. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 28, 2002.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, HardCore® and Twisted Tea® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.”

Three Months Ended March 29, 2003 compared to Three Months Ended March 30, 2002

Net sales. Net sales decreased by $341,000 or 0.7% to $45.3 million for the three months ended March 29, 2003 from $45.7 million for the three months ended March 30, 2002. The decrease is primarily due to a decrease in volume of Boston Beer’s core brands, offset by an increase in net revenue per barrel.

Volume. Total volume decreased by 1.8% or 5,000 barrels to 270,000 barrels in the three months ended March 29, 2003 from the same period 2002, due to a decline in Samuel Adams Boston Lager®, Samuel Adams® Signature Series and Seasonal Brands, partially offset by an increase in Sam Adams Light®. During the first quarter 2003, Sam Adams Light® was distributed in all of the Company’s markets and comprised approximately 20% of the Company’s volume. In contrast, during the first quarter 2002, Sam Adams Light® comprised approximately 8% of the Company’s volume.

The Company believes that the declines experienced in Samuel Adams’ flagship brand and other core brands were due to a combination of factors, including a weak economy, poor weather conditions in the Northeast, recent world events and cannibalization of other Samuel Adams® beers by Sam Adams Light®. The Company is actively working to minimize effects of cannibalization. Based on shipments to date and orders in hand, the Company expects volume to be down single digits for the first half of 2003 as compared to the same period 2002.

Selling Price. The selling price per barrel increased by approximately 1.1% to $167.85 per barrel for the quarter ended March 29, 2003. This increase is due to changes in the packaging mix and normal price increases. The ratio of bottles to kegs increased, with bottles representing 72.7% of total shipments in the three months ended March 29, 2003, as compared to 70.4% for the same period last year. The shift in the mix to bottles from kegs increased revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs. This shift is primarily due to the national rollout of Sam Adams Light®, as this product is primarily available in bottles.

Gross Profit. Gross profit was 58.6% as a percentage of net sales or $98.32 per barrel for the quarter ended March 29, 2003, as compared to 59.5% and $98.72 for the quarter ended March 30, 2002. The decrease per barrel was primarily due to an increase in the returns allowance to reflect increased wholesaler inventories for Seasonal Brands and an increase in brewery operating costs at the Cincinnati Brewery. These increases were partially offset by normal price increases.

Cost of sales increased by $2.21 per barrel to 41.4% as a percentage of net sales or $69.53 per barrel for the quarter ended March 29, 2003, as compared to 40.5% as a percentage of net sales or $67.32 per barrel for the quarter ended March 30, 2002. This was due primarily to increases in natural gas costs and sewerage charges incurred at the Cincinnati Brewery, and packaging mix changes. Assuming pricing stability, the Company anticipates realizing slightly higher margins for the full year 2003 than in 2002, through potential cost improvements.

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 51.4% for the quarter ended March 29, 2003, as compared to 47.5% for the quarter ended March 30, 2002. Advertising, promotional and selling expenses increased by $1.6 million or 7.5% to $23.3 million for the three months ended March 29, 2003, compared to

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$21.7 million for the three months ended March 30, 2002. This increase is primarily due to the continued support of Sam Adams Light® and the entire Samuel Adams® brand. The Company’s strategy is to maximize total growth through continued investment behind the Samuel Adams® brand. Recently, the Company introduced a new television campaign for Samuel Adams Boston Lager® and a new radio campaign for Sam Adams Light®.

General and Administrative. General and administrative expenses increased by 11.2% or $384,000 to $3.8 million for the quarter ended March 29,2003 as compared to the same period last year, primarily due to normal wage increases, other employee-related costs and increases in insurance premiums.

Interest income, net. Interest income increased by 98.0% to $394,000 for the quarter ended March 29, 2003 from $199,000 for the quarter ended March 30, 2002. This increase is primarily due to the receipt of distributions from certain investments during the quarter ended March 29, 2003, as compared to the same period last year.

Provision for income taxes. The Company’s effective tax rate decreased to 39.3% for the three months ended March 29, 2003 from 41.0% for the same period last year. This decline is due to shifting a significant portion of the Company’s investments from taxable to tax-exempt instruments. The Company anticipates that its effective tax rate for the full year will be approximately the 39% rate recorded for the year ending December 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial condition continued to be strong during the first three months of 2003, though cash and short-term investments decreased by $5.8 million to $46.8 million as of March 29, 2003 from $52.6 million as of December 28, 2002. For the three months ended March 29, 2003, the decrease in cash and short-term investments was primarily due to cash used in financing activities to repurchase the Company’s Class A Common Stock.

During the first quarter, the Company repurchased 365,000 shares of its outstanding Class A Common Stock, for an aggregate purchase price of $5.0 million. Effective April 1, 2003, the Company’s Board of Directors authorized an additional $10.0 million for the repurchase of the Company’s Class A Common Stock, increasing the aggregate expenditure limitation to $60.0 million. As of May 8, 2003, the Company has repurchased an additional 428,000 shares, for an aggregate repurchase price of $5.5 million, under the newly authorized expenditure limitation. To date, the Company has repurchased a total of 5.8 million shares under this program, at a cost of $55.4 million.

The Company utilized $595,000 for the purchase of capital equipment during the three months ended March 29, 2003 as compared to $570,000 during the same period last year. Purchases during the first three months of 2003 consisted primarily of kegs and computer equipment.

With working capital of $54.8 million and $45.0 million in unused bank lines of credit as of March 29, 2003, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. There were no amounts outstanding under the Company’s credit facilities as of March 29, 2003 or as of the date of this filing.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Brewery-Related Transactions

During the fourth quarter of 2002, Miller Brewing Company filed with the American Arbitration Association a demand for arbitration with respect to its legal right to terminate its obligation to continue production for the Company after May 30, 2004. In its response, the Company, in addition to denying that Miller has the right to terminate, also asserted certain counterclaims against Miller. While selection of the arbitrators has now been completed, discovery has not yet commenced. Accordingly, it is not possible to predict the actual outcome of the arbitration. Miller has also notified the Company of its intention to close the Tumwater Brewery as of July 1, 2003. Based on ongoing discussions with Miller, the Company believes that the Tumwater production will be moved to the Eden Brewery, with Miller assuming the cost of the incremental freight to the areas previously supplied by the Tumwater Brewery. The Company maintains ongoing discussions with suppliers and potential suppliers and continues to believe that, regardless of the outcome of the arbitration, it will be able to maintain sources of supply adequate to

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

In March 2003, the Company entered into a contract brewing agreement with Matt Brewing Co., Inc. under which Matt Brewing has agreed to produce some of the Company’s core products. During the first quarter 2003, a modest quantity of the Company’s beer was produced by Matt Brewing at its Utica, New York brewery.

Contractual Obligations

The following table presents contractual obligations as of March 29, 2003.

		Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
	Total	Year	Years	Years	Years
(in thousands)
Advertising Commitments	$14,498	$14,498	$—	$—	$—
Hops Purchase Commitments	11,136	3,498	4,830	2,309	499
Operating Leases	4,292	892	2,243	945	212

Total Contractual Obligations	$29,926	$18,888	$7,073	$3,254	$711

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 28, 2002, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.   CONTROLS AND PROCEDURES

On March 31, 2003 Richard P. Lindsay resigned as Treasurer and Chief Financial Officer of the Company. Effective April 1, 2003, Monica M. Martin, Director of Finance and Corporate Controller, was appointed as Interim Chief Financial Officer until the Company retains a new Chief Financial Officer. Also on April 1, 2003, Martin F. Roper, President and Chief Executive Officer, was appointed Treasurer of the Company.

Within the forty-five day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

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

Item 2.	CHANGES IN SECURITIES

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

Exhibit No.	Title

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

Exhibit No.	Title

+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee ` Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

Exhibit No.	Title

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15,2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.41	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).

+10.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

14.1	Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997).

21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000 (incorporated by reference to the Company’s Form 10-K, filed on March 30, 2001)

21.3	List of subsidiaries of The Boston Beer Company, Inc. effective as of March 30, 2002 (incorporated by reference to the Company’s Form 10-Q, filed on May 14, 2002).

21.4	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 28, 2002 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 2003).

Exhibit No.	Title

*99.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

+ Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

On April 2, 2003, the Company filed a report under Item 5 on Form 8-K with the Securities and Exchange Commission.

On April 15, 2003, the Company filed a report under Item 9 on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: May 13, 2003	By: /s/ Martin F. Roper Martin F. Roper President and Chief Executive Officer (principal executive officer)

Date: May 13, 2003	By: /s/ Monica M. Martin Monica M. Martin Interim Chief Financial Officer (principal accounting and financial officer)

I, Martin F. Roper, President and Chief Executive Officer of The Boston Beer Company, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of The Boston Beer Company, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Martin F. Roper Martin F. Roper, President and Chief Executive Officer [Principal Executive Officer]

I, Monica M. Martin, Interim Chief Financial Officer of The Boston Beer Company, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of The Boston Beer Company, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Monica M. Martin Monica M. Martin, Interim Chief Financial Officer [Principal Financial Officer]