Form 10-Q
period 2003-06-28
BOSTON BEER CO INC
filed 2003-07-29
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	June 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes  [X]         No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes  [X]         No  [   ]

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2003:

Class A Common Stock, $.01 par value	10,017,562
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
JUNE 28, 2003

			PAGE
PART I.	FINANCIAL INFORMATION
	Item 1.	Consolidated Financial Statements
		Consolidated Balance Sheets June 28, 2003 and December 28, 2002	3
		Consolidated Statements of Operations for the Three and Six Months Ended June 28, 2003 and June 29, 2002	4
		Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2003 and June 29, 2002	5
		Notes to Consolidated Financial Statements	6-8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
	Item 3.	Quantitative & Qualitative Disclosures about Market Risk	13
	Item 4.	Controls and Procedures	13
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	14
	Item 2.	Changes in Securities	14
	Item 3.	Defaults Upon Senior Securities	14
	Item 4.	Submission of Matters to a Vote of Security Holders	14-15
	Item 5.	Other Information	15
	Item 6.	Exhibits and Reports on Form 8-K	15-19
SIGNATURES			20

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 28,	December 28,
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,050	$20,608
Short-term investments	30,940	32,001
Accounts receivable, net of the allowance for doubtful accounts of $524 and $689 as of June 28, 2003 and December 28, 2002, respectively	22,957	17,830
Inventories	10,601	8,342
Prepaid expenses	1,183	1,284
Deferred income taxes	1,918	1,959
Other current assets	2,303	1,513

Total current assets	70,952	83,537
Property, plant and equipment, net	19,047	20,202
Other assets	1,254	1,690
Goodwill	1,377	1,377

Total assets	$92,630	$106,806

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,948	$8,997
Accrued expenses	14,270	15,874

Total current liabilities	25,218	24,871
Long-term deferred income taxes	1,568	2,406
Other long-term liabilities	650	697
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,769,429 and 16,674,556 issued as of June 28, 2003 and December 28, 2002, respectively	168	166
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	60,066	59,144
Unearned compensation	(307)	(189)
Other comprehensive income	381	419
Retained earnings	67,153	64,200
Less: Treasury Stock at cost, 6,285,167 and 5,011,947 shares as of June 28, 2003 and December 28, 2002, respectively	(62,308)	(44,949)

Total stockholders’ equity	65,194	78,832

Total liabilities and stockholders’ equity	$92,630	$106,806

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Sales	$62,161	$65,217	$112,284	$115,696
Less excise taxes	5,842	6,345	10,645	11,164

Net sales	56,319	58,872	101,639	104,532
Cost of sales	21,965	23,369	40,737	41,881

Gross profit	34,354	35,503	60,902	62,651

Operating expenses:
Advertising, promotional and selling expenses	26,006	24,592	49,316	46,277
General and administrative expenses	3,669	4,153	7,472	7,573

Total operating expenses	29,675	28,745	56,788	53,850

Operating income	4,679	6,758	4,114	8,801

Other income:
Interest income, net	260	198	654	397
Other income (expense)	4	1,257	(4)	1,251

Total other income	264	1,455	650	1,648

Income before provision for income taxes	4,943	8,213	4,764	10,449
Provision for income taxes	1,881	3,410	1,811	4,327

Net income	$3,062	$4,803	$2,953	$6,122

Earnings per common share – basic	$0.20	$0.29	$0.19	$0.37

Earnings per common share - diluted	$0.20	$0.29	$0.19	$0.37

Weighted average number of common shares – basic	15,087	16,354	15,411	16,353

Weighted average number of common shares – diluted	15,306	16,682	15,649	16,689

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended

	June 28,	June 29,
	2003	2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,953	$6,122
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,788	2,879
Gain on disposal of fixed assets	47	206
Stock option compensation expense	43	42
Bad debt expense	(39)	116
Realized gain on sale of marketable equity securities	(28)	—
Changes in assets and liabilities:
Accounts receivable	(5,086)	(4,144)
Inventory	(2,259)	(519)
Prepaid expenses	101	(244)
Other current assets	(943)	(598)
Other assets	—	(899)
Deferred taxes	(796)	380
Accounts payable	1,951	(1,566)
Accrued expenses	(1,339)	2,620
Other long-term liabilities	(47)	(206)

Net cash (used in) provided by operating activities	(2,654)	4,189

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,225)	(947)
Proceeds on disposal of fixed assets	14	202
Maturities of short-term investments	—	8,028
Proceeds from the sale of available-for-sale investments	4,610	—
Purchases of available-for-sale securities	(3,560)	(33,832)
Purchases of held-to-maturity securities	—	(9,026)

Net cash used in investing activities	(161)	(35,575)

Cash flows from financing activities:
Purchase of treasury stock	(17,359)	(798)
Proceeds from exercise of stock options	510	228
Net proceeds from the sale of investment shares	115	41
Repurchase of investment shares	(9)	—

Net cash (used in) provided by financing activities	(16,743)	(529)

Change in cash and cash equivalents	(19,558)	(31,915)
Cash and cash equivalents at beginning of period	20,608	45,838

Cash and cash equivalents at end of period	$1,050	$13,923

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$4,356	$2,041

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of June 28, 2003 and the statement of consolidated operations and consolidated cash flows for the interim periods ending June 28, 2003 and June 29, 2002 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of June 28, 2003 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 28, 2003 and June 29, 2002, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.      Short-Term Investments

Short-term investments as of June 28, 2003 and December 28, 2002 were classified as follows, depending upon the Company’s intent and the nature of the investment:

	As of June 28, 2003		As of December 28, 2002
	(in thousands)		(in thousands)

Investment	Fair Market	Unrealized	Fair Market	Unrealized
Classification	Value	Gain/(Loss)	Value	Gain/(Loss)

Available-for-sale	$30,880	$443	$31,941	$481
Trading	60	—	60	—

Total	$30,940	$443	$32,001	$481

The Company recorded realized gains of approximately $28,000 during the period ended June 28, 2003. There were no realized gains or losses recorded during the period ended June 29, 2002.

C.      Inventories

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	June 28,	December 28,
	2003	2002

Raw materials, principally hops	$9,115	$6,548
Work in process	815	758
Finished goods	671	1,036

	$10,601	$8,342

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D.      Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the three months ended		For the six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income	$3,062	$4,803	$2,953	$6,122
Shares used in earnings per common share – basic	15,087	16,354	15,411	16,353
Dilutive effect of common equivalent shares – stock options	219	328	238	336

Shares used in earnings per common share - diluted	15,306	16,682	15,649	16,689

Earnings per common share - basic	$0.20	$0.29	$0.19	$0.37

Earnings per common share - diluted	$0.20	$0.29	$0.19	$0.37

E.      Comprehensive Income

Comprehensive income is as follows (in thousands):

	For the three months ended		For the six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income	$3,062	$4,803	$2,953	$6,122
Plus: unrealized gain (loss) on available-for-sale securities	113	109	(38)	110

Comprehensive income	$3,175	$4,912	$2,915	$6,232

F.      Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $17.2 million at June 28, 2003, compared to $22.0 million at December 28, 2002.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at June 28, 2003 totaled $10.8 million (based on the exchange rate at June 28, 2003), compared to $13.4 million at December 28, 2002.

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

	For the three months ended		For the six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income, as reported	$3,062	$4,803	$2,953	$6,122

Add: Stock-based employee compensation expense reported in net income, net of tax effects	13	10	27	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(581)	(457)	(772)	(626)

Pro forma net income	2,494	4,356	2,208	5,521
Earnings per share:
Basic – as reported	$0.20	$0.29	$0.19	$0.37
Basic – pro forma	$0.17	$0.27	$0.14	$0.34
Diluted – as reported	$0.20	$0.29	$0.19	$0.37
Diluted – pro forma	$0.16	$0.26	$0.14	$0.33

H.      Treasury Stock

During the second quarter, the Company repurchased 908,000 shares of its outstanding Class A Common Stock, for an aggregate purchase price of $12.4 million. On June 10, 2003, the Company’s Board of Directors authorized an additional $10.0 million for the repurchase of the Company’s Class A Common Stock, increasing the aggregate expenditure limitation to $70.0 million. Subsequent to quarter-end, and through July 25, 2003, the Company has repurchased an additional 467,000 shares, for an aggregate repurchase price of $6.9 million, under the newly authorized expenditure limitation. To date, the Company has repurchased a total of 6.8 million shares under this program, at a cost of $69.2 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 28, 2003 as compared to the three and six-month periods ended June 29, 2002. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 28, 2002.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, the Company’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, HardCore® and Twisted Tea® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.”

Three Months Ended June 28, 2003 compared to Three Months Ended June 29, 2002

Net sales. Net sales decreased by $2.5 million or 4.3% to $56.3 million for the three months ended June 28, 2003 from $58.9 million for the three months ended June 29, 2002. The decrease is primarily due to a decrease in volume of the Company’s core brands, only partially offset by an increase in net revenue per barrel.

Volume. Total volume decreased by 6.5% or 23,000 barrels to 330,000 barrels in the three months ended June 28, 2003 from the same period 2002, due to a decline in Samuel Adams Boston Lager®, Samuel Adams® Signature Series and Seasonal Brands, partially offset by an increase in Sam Adams Light® and Twisted Tea®. During the second quarter 2003, Sam Adams Light® was distributed in all of the Company’s markets and comprised approximately 20% of the Company’s volume. In contrast, during the second quarter 2002, Sam Adams Light® comprised approximately 13% of the Company’s volume.

The Company believes that the declines experienced in Samuel Adams’ flagship brand and other core brands were due to a combination of factors, including a weak economy, poor weather conditions in the Northeast, recent world events and cannibalization of other Samuel Adams® beers by Sam Adams Light®. The Company is actively working to minimize effects of this cannibalization.

Further impacting the Company’s shipment volume for the three months ended June 28, 2003 as compared to the same period 2002 was an inventory build that began in January 2002 as the Company was rolling out Sam Adams Light®. Wholesalers had increased inventory levels by 37,000 barrels during the second quarter 2002 as compared to an increase of 8,000 barrels in the same period 2003. As noted in the Liquidity and Capital Resources section, the Company plans to implement new distributor credit terms during the second half of 2003 that may result in lower wholesaler inventories, which could further reduce shipments in the second half of 2003 as compared to the same period 2002.

Selling Price. The selling price per barrel of core brands increased by approximately 2.3% to $170.66 per barrel for the quarter ended June 28, 2003. This increase is due mainly to normal price increases, as well as to changes in the product mix.

Gross Profit. Gross profit was 61.0% as a percentage of net sales or $104.10 per barrel for the quarter ended June 28, 2003, as compared to 60.3% and $100.58 for the quarter ended June 29, 2002. The increase per barrel was primarily due to price increases and changes in the product mix.

Cost of sales increased by $0.36 per barrel to $66.56 per barrel, or 39.0% as a percentage of net sales for the quarter ended June 28, 2003, as compared to 39.7% as a percentage of net sales or $66.20 per barrel for the quarter ended June 29, 2002. This was due primarily to changes in the product mix and increases in brewing costs. Assuming pricing stability, the Company anticipates slightly higher margins for the full year 2003 than in 2002, through potential cost improvements.

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 46.2% for the quarter ended June 28, 2003, as compared to 41.8% for the quarter ended June 29, 2002. Advertising, promotional and selling expenses increased by $1.4 million or 5.7% to $26.0 million for the three months ended June 28, 2003, compared to $24.6 million for the three months ended June 29, 2002. This increase is primarily due to the continued high level of support of the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

entire Samuel Adams® brand, as well as the purchase of new tap handles. During the second half of 2003, the Company expects to spend approximately $10 million less in advertising, promotional and selling expense than in the same period 2002, when the Company was investing heavily in the Sam Adams Light® national launch.

General and Administrative. General and administrative expenses decreased by 11.7% or $484,000 to $3.7 million for the quarter ended June 28, 2003 as compared to the same period last year, primarily due to a decrease in salaries and benefits. This decrease is the result of fewer employees in 2003.

Interest income, net. Interest income increased by 31.3% to $260,000 for the quarter ended June 28, 2003 from $198,000 for the quarter ended June 29, 2002. This increase is primarily due to moving funds into higher yielding investments in 2003.

Provision for income taxes. The Company anticipates that its effective tax rate will be approximately 38.0% for the year ending December 27, 2003. The overall decrease in the effective tax rate for 2003 is due to both the shifting of investments from taxable to tax-exempt instruments, as well as a restructuring of the Company’s corporate entities.

Six Months Ended June 28, 2003 compared to Six Months Ended June 29, 2002

Net sales. Net sales decreased by $2.9 million or 2.8% to $101.6 million for the six months ended June 28, 2003 from $104.5 million for the six months ended June 29, 2002. The decrease is primarily due to a decrease in volume of the Company’s core brands, only partially offset by an increase in net revenue per barrel.

Volume. Total volume decreased by 4.5% or 28,000 barrels to 600,000 barrels in the six months ended June 28, 2003 from the same period 2002, due to a decline in Samuel Adams Boston Lager®, Samuel Adams® Signature Series and Seasonal Brands, partially offset by an increase in Sam Adams Light® and Twisted Tea®. During the first six months of 2003, Sam Adams Light® was distributed in all of the Company’s markets and comprised approximately 20% of the Company’s volume. In contrast, during the first six months of 2002, Sam Adams Light® comprised approximately 12% of the Company’s volume.

The Company believes that the declines experienced in Samuel Adams’ flagship brand and other core brands were due to a combination of factors, including a weak economy, poor weather conditions in the Northeast, recent world events and cannibalization of other Samuel Adams® beers by Sam Adams Light®. The Company is actively working to minimize effects of this cannibalization.

Further impacting the Company’s shipment volume for the first six months 2003 as compared to the same period 2002 was an inventory build that began in January 2002 as the Company was rolling out Sam Adams Light®. Wholesalers had increased inventory levels by 62,000 barrels during the first six months 2002 as compared to 24,000 barrels in 2003. During the second half of 2002, inventory levels decreased by 27,000 barrels, ending the year with a cumulative inventory build of approximately 35,000 barrels. As of June 28, 2003, the Company believes inventory levels are approximately 15,000 barrels higher than normal levels and expect this excess inventory to be reduced during the remainder of 2003. As noted in the Liquidity and Capital Resources section, the Company plans to implement new distributor credit terms during the second half of 2003 that may result in lower wholesaler inventories, which could further reduce shipments in the second half of 2003 as compared to the same period 2002.

Selling Price. The selling price per barrel increased by approximately 1.8% to $169.40 per barrel for the six months ended June 28, 2003. This increase is due mainly to normal price increases, as well as to changes in the packaging and product mix. The ratio of bottles to kegs increased during this period, with bottles representing 72.7% of total shipments in the six months ended June 28, 2003, as compared to 71.5% for the same period last year. The shift in the mix to bottles from kegs increased revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs. This shift is primarily due to the national rollout of Sam Adams Light®, as this product is primarily available in bottles.

Gross Profit. Gross profit was 59.9% as a percentage of net sales or $101.50 per barrel for the six months ended June 28, 2003, as compared to 59.9% and $99.76 for the six months ended June 29, 2002. The increase per barrel was primarily due to price increases and changes in the product and packaging mix, offset by an increase in the returns allowance to reflect increased wholesaler inventories for Seasonal Brands.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of sales increased by $1.21 per barrel to 40.1% as a percentage of net sales or $67.90 per barrel for the six months ended June 28, 2003, as compared to 40.1% as a percentage of net sales or $66.69 per barrel for the six months ended June 29, 2002. This was due primarily to increases in natural gas costs and sewerage charges incurred at the Cincinnati Brewery, as well as changes in the packaging and product mix and brewing costs. Assuming pricing stability, the Company anticipates slightly higher margins for the full year 2003 than in 2002, through potential cost improvements.

Advertising, Promotional and Selling. As a percentage of net sales, advertising, promotional and selling expenses were 48.5% for the six months ended June 28, 2003, as compared to 44.3% for the six months ended June 29, 2002. Advertising, promotional and selling expenses increased by $3.0 million or 6.6% to $49.3 million for the six months ended June 28, 2003, compared to $46.3 million for the six months ended June 29, 2002. This increase is primarily due to the continued high level of support of Sam Adams Light® and the entire Samuel Adams® brand. During the second half of 2003, the Company expects to spend approximately $10 million less in advertising, promotional and selling expense than in the same period 2002, when the Company was investing heavily in the Sam Adams Light® national launch.

General and Administrative. General and administrative expenses decreased by 1.3% or $101,000 to $7.5 million for the six months ended June 28, 2003 as compared to the same period last year, primarily due to a decrease in salaries and benefits, offset by other employee-related costs and increases in insurance premiums.

Interest income, net. Interest income increased by 64.7% to $654,000 for the six months ended June 28, 2003 from $397,000 for the same period ended June 29, 2002. This increase is primarily due to the receipt of distributions from certain investments in the first quarter, as well as moving funds into higher yielding investments in 2003.

Provision for income taxes. The Company anticipates that its effective tax rate will be approximately 38.0% for the year ending December 27, 2003. The overall decrease in the effective tax rate for 2003 is due to both the shifting of investments from taxable to tax-exempt instruments, as well as a restructuring of the Company’s corporate entities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments decreased by $20.6 million to $32.0 million as of June 28, 2003 from $52.6 million as of December 28, 2002. For the six months ended June 28, 2003, the decrease in cash and short-term investments was primarily due to cash used in financing activities to repurchase the Company’s Class A Common Stock. The Company plans to implement new distributor credit terms during the second half of 2003 that may reduce receivable balances in the third quarter of 2003 and in the first quarter of 2004.

During the second quarter of 2003, the Company repurchased 908,000 shares of its outstanding Class A Common Stock, for an aggregate purchase price of $12.4 million. On June 10, 2003, the Company’s Board of Directors authorized an additional $10.0 million for the repurchase of the Company’s Class A Common Stock, increasing the aggregate expenditure limitation to $70.0 million. As of July 25, 2003, the Company has repurchased an additional 467,000 shares, for an aggregate repurchase price of $6.9 million, under the newly authorized expenditure limitation. To date, the Company has repurchased a total of 6.8 million shares under this program, at a cost of $69.2 million.

The Company utilized $630,000 for the purchase of capital equipment during the three months ended June 28, 2003 as compared to $377,000 during the same period last year. Purchases during the second quarter of 2003 consisted primarily of kegs.

With working capital of $45.7 million and $45.0 million in unused bank lines of credit as of June 28, 2003, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company was in compliance with all covenants, and there were no amounts outstanding under the Company’s credit facilities as of June 28, 2003, or as of the date of this filing.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Brewery-Related Transactions

During the fourth quarter of 2002, Miller Brewing Company filed with the American Arbitration Association a demand for arbitration with respect to its right to terminate its obligation to continue production of certain of the Company’s products under a contract brewing agreement after May 30, 2004. In its response, the Company, in addition to denying that Miller has the right to terminate, also asserted certain counterclaims against Miller. The arbitrators have been selected and discovery is underway. It is not possible, at this point, to predict the actual outcome of the arbitration. Miller closed the Tumwater Brewery as of July 1, 2003, and has moved the Tumwater production to the Eden Brewery, with Miller assuming the cost of the incremental freight to the areas previously supplied by the Tumwater Brewery. The Company maintains ongoing discussions with its contract breweries and potential contract breweries and continues to believe that, regardless of the outcome of the Miller arbitration, it will be able to maintain sources of supply adequate to meet the expected demand for the Company’s products beyond May 2004. However, the Company is unable at this time to quantify any additional costs, capital or operating, if any, that it might incur in securing access to such capacity and ensuring that its products are produced to its quality and service requirements.

Contractual Obligations

The following table presents contractual obligations as of June 28, 2003.

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
(in thousands)	Total	Year	Years	Years	Years

Advertising Commitments	$17,212	$14,335	$2,877	$—	$—
Hops Purchase Commitments	10,809	—	5,320	3,887	1,602
Operating Leases	4,047	610	2,259	961	217

Total Contractual Obligations	$32,068	$14,945	$10,456	$4,848	$1,819

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

Inventory Reserves

The reused glass reserve accounts for a significant portion of the inventory obsolescence reserve. The Company’s accounting policy for reused glass inventory is to recognize a loss by establishing a reserve to the extent that inventory levels exceed expected usage. Based upon the amount of reused glass that is recycled and available, the Company determines in advance what quantity of this glass will be used for bottling, and a reserve is computed based upon an estimated percentage of glass that may not be able to be utilized. The computation of this reserve considers brewery capacity for bottling with reused glass, the amount of reused glass that is available and possible packaging obsolescence. Actual results may materially differ from management’s estimates.

An additional component of the inventory obsolescence reserve is the excess hops inventory reserve. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted usage requirements. The computation of the excess hop inventory and purchase commitment reserve is based on the age of the hops on-hand and requires management to make certain assumptions

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

Distributor Promotional Discount Allowance

The Company enters into discount agreements with its various wholesalers for certain periods of time. The agreed-upon discount rates are applied to the wholesalers’ sales to retailers in order to determine the total discounted amount. The computation of the discount accrual requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual results could differ from those estimates.

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

Miller Brewing Company (“Miller”) filed a Demand for Arbitration with the American Arbitration Association seeking a determination as to whether Miller has the right to terminate its existing contractual obligations to the Company, effective May 30, 2004. The Company has filed an answer to the Demand, asserting certain counterclaims. Discovery in the proceedings is underway, but the Company is not, however, able to determine the likely outcome of the proceedings at this time.

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

The Company held its Annual Meeting of Stockholders on May 28, 2003. The following items were voted upon at that time.

“RESOLVED: That Pearson C. Cummin, III, Robert N. Hiatt and James C. Kautz be, and they hereby are, elected Class A Directors of the Corporation, to serve for a term of one year, ending on the date of the 2004 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”

The results of the vote were, as follows:

Election of Class A Directors:

	For	Withheld

Pearson C. Cummin, III	10,279,123	88,507
Robert N. Hiatt	10,275,490	92,140
James C. Kautz	10,276,283	91,347

Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, voted on the election of four (4) Class B Directors.

“RESOLVED: That C. James Koch, Charles Joseph Koch, Martin F. Roper and Jean-Michel Valette be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2004 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”

The results of the vote were, as follows:

Election of Class B Directors:

	For	Withheld

C. James Koch	4,107,355	0
Charles Joseph Koch	4,107,355	0
Martin F. Roper	4,107,355	0
Jean-Michel Valette	4,107,355	0

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

Exhibit No.	Title

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

Exhibit No.	Title

+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee ‘ Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

Exhibit No.	Title

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15,2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.41	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).

+10.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

14.1	Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997).

21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000 (incorporated by reference to the Company’s Form 10-K, filed on March 30, 2001)

21.3	List of subsidiaries of The Boston Beer Company, Inc. effective as of June 29, 2002 (incorporated by reference to the Company’s Form 10-Q, filed on May 14, 2002).

21.4	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 28, 2002 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 2003).

*99.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Title

*99.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.3	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*99.4	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

+ Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

     (b)     Reports on Form 8-K.

On April 1, 2003, the Company filed a report under Item 5 on Form 8-K with the Securities and Exchange Commission.

On April 15, 2003, the Company filed a report under Item 9 on Form 8-K with the Securities and Exchange Commission.

On June 10, 2003, the Company filed a report under Item 5 on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: July 29, 2003	By: /s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: July 29, 2003	By: /s/ Monica M. Martin

Monica M. Martin
Interim Chief Financial Officer (principal accounting and financial officer)