Form 10-Q
period 2003-09-27
BOSTON BEER CO INC
filed 2003-10-28
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____ to_______

Commission file number: 001-14092

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes [X]	No [ ]

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2003:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	9,710,440 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
SEPTEMBER 27, 2003

			PAGE
PART I.	FINANCIAL INFORMATION
	Item 1.	Consolidated Financial Statements
		Consolidated Balance Sheets September 27, 2003 and December 28, 2002	3
		Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 2003 and September 28, 2002	4
		Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2003 and September 28, 2002	5
		Notes to Consolidated Financial Statements	6-8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14
	Item 3.	Quantitative & Qualitative Disclosures about Market Risk	14
	Item 4.	Controls and Procedures	14
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	15
	Item 2.	Changes in Securities	15
	Item 3.	Defaults Upon Senior Securities	15
	Item 4.	Submission of Matters to a Vote of Security Holders	15
	Item 5.	Other Information	15
	Item 6.	Exhibits and Reports on Form 8-K	15-20
SIGNATURES			21

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 27,	December 28,
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,626	$20,608
Short-term investments	15,131	32,001
Accounts receivable, net of the allowance for doubtful accounts of $524 and $689 as of September 27, 2003 and December 28, 2002, respectively	14,528	17,830
Inventories	11,248	8,342
Prepaid expenses	1,016	1,284
Deferred income taxes	1,461	1,959
Other current assets	1,950	1,513

Total current assets	64,960	83,537
Property, plant and equipment, net	18,134	20,202
Other assets	2,495	1,690
Goodwill	1,377	1,377

Total assets	$86,966	$106,806

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,603	$8,997
Accrued expenses	16,869	15,874

Total current liabilities	26,472	24,871
Long-term deferred income taxes	2,143	2,406
Other long-term liabilities	668	697
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,808,907 and 16,674,556 issued as of September 27, 2003 and December 28, 2002, respectively	168	166
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	60,658	59,144
Unearned compensation	(284)	(189)
Other comprehensive income	147	419
Retained earnings	71,141	64,200
Less: Treasury Stock at cost, 7,066,267 and 5,011,947 shares as of September 27, 2003 and December 28, 2002, respectively	(74,188)	(44,949)

Total stockholders’ equity	57,683	78,832

Total liabilities and stockholders’ equity	$86,966	$106,806

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenue	$61,584	$62,602	$173,868	$178,298
Less excise taxes	6,039	6,043	16,684	17,207

Net revenue	55,545	56,559	157,184	161,091
Cost of sales	22,853	23,569	63,590	65,450

Gross profit	32,692	32,990	93,594	95,641

Operating expenses:
Advertising, promotional and selling expenses	22,239	29,366	71,555	75,643
General and administrative expenses	4,348	3,397	11,820	10,745

Total operating expenses	26,587	32,763	83,375	86,388

Operating income	6,105	227	10,219	9,253

Other income:
Interest income, net	287	334	941	731
Other income (expense)	3	13	(1)	1,039

Total other income	290	347	940	1,770

Income before provision for income taxes	6,395	574	11,159	11,023
Provision for income taxes	2,407	212	4,218	4,539

Net income	$3,988	$362	$6,941	$6,484

Earnings per common share – basic	$0.28	$0.02	$0.46	$0.40

Earnings per common share - diluted	$0.28	$0.02	$0.46	$0.39

Weighted average number of common shares – basic	14,183	15,878	15,001	16,196

Weighted average number of common shares – diluted	14,465	16,175	15,254	16,520

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended

	September 27,	September 28,
	2003	2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$6,941	$6,484
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,232	4,497
Loss on disposal of fixed assets	30	206
Stock compensation expense	65	64
Bad debt expense	(39)	116
Realized gain on sale of marketable equity securities	(128)	(21)
Changes in assets and liabilities:
Accounts receivable	3,344	(699)
Inventory	(2,906)	(2,343)
Prepaid expenses	268	38
Other current assets	(704)	(623)
Other assets	(1,411)	(942)
Deferred taxes	234	380
Accounts payable	606	2,311
Accrued expenses	1,392	2,413
Other long-term liabilities	(29)	(286)

Net cash provided by operating activities	11,895	11,595

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,504)	(1,663)
Proceeds on disposal of fixed assets	32	202
Proceeds from the sale of available-for-sale investments	20,410	16,080
Purchases of available-for-sale securities	(3,685)	(36,130)
Purchases of held-to-maturity securities	—	(9,027)

Net cash provided by (used in) investing activities	15,253	(30,538)

Cash flows from financing activities:
Purchase of treasury stock	(29,239)	(9,877)
Proceeds from exercise of stock options	943	304
Net proceeds from the sale of investment shares	166	84

Net cash used in financing activities	(28,130)	(9,489)

Change in cash and cash equivalents	(982)	(28,432)
Cash and cash equivalents at beginning of period	$20,608	45,838

Cash and cash equivalents at end of period	$19,626	$17,406

Supplemental disclosure of cash flow information:
Income taxes paid	$3,339	$3,773

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of September 27, 2003 and the statement of consolidated operations and consolidated cash flows for the interim periods ending September 27, 2003 and September 28, 2002 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 27, 2003 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 27, 2003 and September 28, 2002, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Short-Term Investments

Short-term investments as of September 27, 2003 and December 28, 2002 were classified as follows, depending upon the Company’s intent and the nature of the investment:

	As September 27, 2003		As of December 28, 2002
	(in thousands)		(in thousands)

Investment	Fair Market	Unrealized	Fair Market	Unrealized
Classification	Value	Gain/(Loss)	Value	Gain/(Loss)

Available-for-sale	$15,071	$208	$31,941	$481
Trading	60	—	60	—

Total	$15,131	$208	$32,001	$481

The Company recorded realized gains of approximately $128,000 and $21,000 during the nine months ended September 27, 2003 and September 28, 2002, respectively.

C.	Inventories

Inventories, which consist principally of hops, brewery materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	September 27,	December 28,
	2003	2002

Raw materials, principally hops	$7,886	$6,548
Work in process	707	758
Finished goods	2,655	1,036

	$11,248	$8,342

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D.	Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the three months ended		For the nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income	$3,988	$362	$6,941	$6,484
Shares used in earnings per common share - basic	14,183	15,878	15,001	16,196
Dilutive effect of common equivalent shares - stock options	282	297	253	324

Shares used in earnings per common share - diluted	14,465	16,175	15,254	16,520

Earnings per common share - basic	$0.28	$0.02	$0.46	$0.40

Earnings per common share - diluted	$0.28	$0.02	$0.46	$0.39

E.	Comprehensive Income

Comprehensive income is as follows (in thousands):

	For the three months ended		For the nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income	$3,988	$362	$6,941	$6,484
Unrealized (loss) gain on available-for-sale securities	(234)	425	(272)	535

Comprehensive income	$3,754	$787	$6,669	$7,019

F.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $12.0 million at September 27, 2003, compared to $22.0 million at December 28, 2002.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at September 27, 2003 totaled $10.9 million (based on the exchange rate at September 27, 2003), compared to $13.4 million at December 28, 2002.

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

	For the three months ended		For the nine months ended

	September	September	September	September
	27, 2003	28, 2002	27, 2003	28, 2002

Net income, as reported	$3,988	$362	$6,941	$6,484

Add: Stock-based employee compensation expense reported in net income, net of tax effects	14	14	41	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(180)	(175)	(759)	(636)

Pro forma net income	$3,822	$201	$6,223	$5,887
Earnings per share:
Basic – as reported	$0.28	$0.02	$0.46	$0.40
Basic – pro forma	$0.27	$0.01	$0.41	$0.36
Diluted – as reported	$0.28	$0.02	$0.46	$0.39
Diluted – pro forma	$0.26	$0.01	$0.41	$0.36

H.	Treasury Stock

During the third quarter 2003, the Company repurchased 781,100 shares of its outstanding Class A Common Stock, for an aggregate purchase price of $11.9 million. On August 19, 2003, the Company’s Board of Directors authorized an additional $10.0 million for the repurchase of the Company’s Class A Common Stock, increasing the aggregate expenditure limitation to $80.0 million. Subsequent to quarter-end, and through October 23, 2003, the Company has repurchased an additional 32,200 shares, for an aggregate repurchase price of $524,000. For the nine months ended September 27, 2003 and to date, the Company has repurchased a total of 2.1 and 7.1 million shares, respectively, under this program, at a cost of $29.2 million and $74.7 million, respectively.

I.	Legal Proceedings

During the fourth quarter of 2002, Miller Brewing Company filed with the American Arbitration Association a demand for arbitration with respect to its right to terminate its obligation to produce certain of the Company’s products under a contract brewing agreement after May 30, 2004. In its response, the Company, in addition to denying that Miller has the right to terminate, also asserted certain counterclaims against Miller. Hearings on the matter have taken place and the Company expects that the arbitrators will render a decision during the fourth quarter 2003. It is not possible, at this point, to predict the outcome of the arbitration.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 27, 2003 as compared to the three and nine-month periods ended September 28, 2002. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 28, 2002.

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

Three Months Ended September 27, 2003 compared to Three Months Ended September 28, 2002

Net revenue. Net revenue decreased by $1.0 million or 1.8% to $55.5 million for the three months ended September 27, 2003 from the three months ended September 28, 2002. The decrease is due to a decline in volume of the Company’s core brands coupled with a 1% decline in net revenue per barrel as compared to the third quarter 2002.

Volume. Total volume decreased by 0.8% or 3,000 barrels to 333,000 barrels in the three months ended September 27, 2003 as compared to the same period 2002, due to a decline in Sam Adams Light® and Samuel Adams® Signature Series, partially offset by increases in Twisted Tea®, Samuel Adams Boston Lager® and Samuel Adams® Seasonal Brands. During the third quarter 2002, Sam Adams Light® was launched in a substantial number of the Company’s markets and as a result, shipments of Sam Adams Light® were higher than normal levels as inventory was loaded into these markets.

Wholesalers had increased inventory levels by approximately 10,000 barrels during the third quarter 2002 as compared to an increase of approximately 2,000 barrels in the same period 2003.

Selling Price. The selling price per barrel of core brands decreased by approximately 1.0% to $166.80 per barrel for the quarter ended September 27, 2003. This decrease is primarily due to changes in the packaging mix. The ratio of bottles to kegs decreased, with bottles representing 71.8% of total shipments in the net three months ended September 27, 2003 as compared to 74.4% for the same period last year. The shift in the mix to kegs from bottles reduced net revenue per barrel, as the selling price per equivalent barrel is higher for bottles than for kegs. This shift is primarily due to the higher shipment volume of Sam Adams Light® during the third quarter 2002 when the product was launched, as this product was only available in bottles in most markets.

Gross Profit. Gross profit was 58.9% as a percentage of net revenue or $98.17 per barrel for the quarter ended September 27, 2003, as compared to 58.3% and $98.25 for the quarter ended September 28, 2002.

Cost of sales decreased by $1.56 per barrel to $68.63 per barrel, or 41.1% as a percentage of net revenue for the quarter ended September 27, 2003, as compared to 41.7% as a percentage of net revenue or $70.19 per barrel for the quarter ended September 28, 2002. This was due primarily to changes in the packaging mix as the cost of sales per equivalent barrel is higher for bottles than kegs (refer to the selling price discussion above for additional information relating to the packaging mix).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Advertising, Promotional and Selling. As a percentage of net revenue, advertising, promotional and selling expenses were 40.0% for the quarter ended September 27, 2003, as compared to 51.9% for the quarter ended September 28, 2002. Advertising, promotional and selling expenses decreased by $7.1 million or 24.3% to $22.2 million for the three months ended September 27, 2003, compared to the three months ended September 28, 2002. This decrease is primarily due to the high level of support for the launch of Sam Adams Light® during the quarter ended September 28, 2002.

General and Administrative. General and administrative expenses increased by 28.0% or $951,000 to $4.3 million for the quarter ended September 27, 2003 as compared to the same period last year. This increase was primarily due to higher legal fees incurred during the third quarter 2003 related to arbitration proceedings with Miller Brewing Company.

Interest income, net. Interest income decreased by 14.1% to $287,000 for the quarter ended September 27, 2003 from $334,000 for the quarter ended September 28, 2002. This decrease is primarily due to lower average cash and investment balances during the third quarter 2003 as compared to the same period last year.

Provision for income taxes. The Company anticipates that its effective tax rate will be approximately 38.0% for the year ending December 27, 2003. The overall decrease in the effective tax rate for 2003 is due to both the shifting of investments from taxable to tax-exempt instruments, as well as a restructuring of certain of the Company’s corporate entities.

Nine Months Ended September 27, 2003 compared to Nine Months Ended September 28, 2002

Net revenue. Net revenue decreased by $3.9 million or 2.4% to $157.2 million for the nine months ended September 27, 2003 from $161.1 million for the nine months ended September 28, 2002. The decrease is primarily due to a decline in volume of the Company’s core brands, slightly offset by an increase in net revenue per barrel.

Volume. Total volume decreased by 3.2% or 31,000 barrels to 933,000 barrels in the nine months ended September 27, 2003 from the same period 2002, due to declines in Samuel Adams Boston Lager®, Samuel Adams® Signature Series and Seasonal Brands, partially offset by an increase in Sam Adams Light® and Twisted Tea®. During the first nine months of 2002, Sam Adams Light® was not distributed in all of the Company’s markets as the national roll out of the product began in January 2002, excluding test markets. By the end of the nine months ended September 28, 2002, Sam Adams Light® was in markets representing over 85% of the Company’s total volume.

The Company believes that the declines experienced in Samuel Adams’ flagship brand and other core brands were due to a combination of factors, including a weak economy, poor weather conditions in the Northeast during the first half of 2003, world events during the first quarter of 2003 and cannibalization of other Samuel Adams® beers by Sam Adams Light®. The Company is actively working to minimize effects of this cannibalization.

Further impacting the Company’s shipment volume for the first nine months 2003 as compared to the same period 2002 was an inventory build at wholesalers that began in January 2002 as the Company was rolling out Sam Adams Light®. Wholesalers had increased inventory levels by approximately 75,000 barrels during the first nine months 2002 as compared to approximately 26,000 barrels in 2003. During the fourth quarter of 2002, inventory levels decreased by approximately 40,000 barrels, ending the year with a cumulative inventory build of approximately 35,000 barrels. As of September 27, 2003, the Company believes inventory levels are approximately 10,000 barrels higher than normal levels for this time of year and expects to return to normal year end inventory levels or less by December 27, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling Price. The selling price per barrel increased by approximately 1% to $168.47 per barrel for the nine months ended September 27, 2003. This increase is due to normal price increases.

Gross Profit. Gross profit was 59.5% as a percentage of net revenue or $100.32 per barrel for the nine months ended September 27, 2003, as compared to 59.4% and $99.21 for the nine months ended September 28, 2002. The increase per barrel was primarily due to price increases, partially offset by an increase in cost of sales.

Cost of sales increased by $.27 per barrel to $68.16 per barrel or 40.5% as a percentage of net revenue for the nine months ended September 27, 2003, as compared to $67.89 per barrel or 40.6% as a percentage of net revenue for the nine months ended September 28, 2002. This was due primarily to changes in the product mix and normal increases in brewing costs. The Company anticipates slightly higher margins for the full year 2003 than in 2002.

Advertising, Promotional and Selling. As a percentage of net revenue, advertising, promotional and selling expenses were 45.5% for the nine months ended September 27, 2003, as compared to 47.0% for the nine months ended September 28, 2002. Advertising, promotional and selling expenses decreased by $4.1 million or 5.4% to $71.6 million for the nine months ended September 27, 2003, compared to the nine months ended September 28, 2002. This decrease is primarily due to the high level of support for the launch of Sam Adams Light® during the nine months ended September 28, 2002.

General and Administrative. General and administrative expenses increased by 10.0% or $1.1 million to $11.8 million for the nine months ended September 27, 2003 as compared to the same period last year. The increase was primarily due to significant legal fees incurred during the nine months ended September 27, 2003 related to arbitration proceedings with Miller Brewing Company.

Interest income, net. Interest income increased by 28.7% to $941,000 for the nine months ended September 27, 2003 from $731,000 for the same period ended September 28, 2002. This increase is primarily due to the receipt of distributions from certain investments in the first quarter, as well as moving funds into higher yielding investments in 2003.

Provision for income taxes. The Company anticipates that its effective tax rate will be approximately 38.0% for the year ending December 27, 2003. The overall decrease in the effective tax rate for 2003 is due to both the shifting of investments from taxable to tax-exempt instruments, as well as a restructuring of certain of the Company’s corporate entities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments decreased by $17.9 million to $34.8 million as of September 27, 2003 as compared to December 28, 2002. For the nine months ended September 27, 2003, the decrease in cash and short-term investments was primarily due to $29.2 million of cash used in financing activities to repurchase shares of the Company’s Class A Common Stock, partially offset by $11.9 million in cash provided by operations.

The Company utilized $29.2 million of cash during the nine months ended September 27, 2003 to repurchase 2.1 million shares of its outstanding Class A Common Stock, as compared to $9.9 million during the same period 2002. On August 19, 2003, the Company’s Board of Directors authorized an additional $10.0 million for the repurchase of the Company’s Class A Common Stock, increasing the aggregate expenditure limitation to $80.0 million. Through October 23, 2003, the Company has repurchased a total of 7.1 million shares under this program, at a cost of $74.7 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash provided by operations during the period ending September 27, 2003 increased by $300,000 to $11.9 million as compared to the same period last year. The increase was primarily due to a change in distributor credit terms that occurred during the third quarter of 2003 that reduced the accounts receivable balance by approximately $5 million for the period ended September 27, 2003 as compared to the period ended September 28, 2002. This increase was substantially offset by timing differences relating to accounts payable.

With working capital of $38.5 million and $45.0 million in unused bank lines of credit as of September 27, 2003, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company was in compliance with all covenants, and there were no amounts outstanding under the Company’s credit facilities as of September 27, 2003, or as of the date of this filing.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Brewery-Related Transactions

During the fourth quarter of 2002, Miller Brewing Company filed with the American Arbitration Association a demand for arbitration with respect to its right to terminate its obligation to produce certain of the Company’s products under a contract brewing agreement after May 30, 2004. In its response, the Company, in addition to denying that Miller has the right to terminate, also asserted certain counterclaims against Miller. Hearings on the matter have taken place and the Company expects that the arbitrators will reach a decision during the fourth quarter 2003. It is not possible, at this point, to predict the outcome of the arbitration.

The Company maintains ongoing discussions with its contract breweries and potential contract breweries and continues to believe that, regardless of the outcome of the Miller arbitration, it will be able to maintain sources of supply adequate to meet the expected demand for the Company’s products beyond May 2004. The ultimate decision regarding production beyond May 2004 will, of course, depend on a number of factors, including the outcome of the Miller arbitration and other alternatives then available to the Company. Accordingly, additional capital or operating costs, if any, that the Company might actually incur in securing access to future capacity and ensuring that its products are produced to its quality and service requirements, remain uncertain.

Contractual Obligations

The following table presents contractual obligations as of September 27, 2003:

		Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
(in thousands)	Total	Year	Years	Years	Years

Advertising Commitments	$11,987	$11,007	$980	$—	$—
Hops Purchase Commitments	10,876	2,677	5,168	2,492	539
Operating Leases	3,748	1,179	2,210	227	132

Total Contractual Obligations	$26,611	$14,863	$8,358	$2,719	$671

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

Item 4. CONTROLS AND PROCEDURES

On September 8, 2003, William F. Urich joined the Company as its Treasurer and Chief Financial Officer.

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2003, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified.

During the three month period ended September 27, 2003, there were no significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the fourth quarter of 2002, Miller Brewing Company filed a Demand for Arbitration with the American Arbitration Association seeking a determination as to whether Miller has the right to terminate its existing contractual obligations to the Company, effective May 30, 2004. In its response, the Company, in addition to denying that Miller has the right to terminate, also asserted certain counterclaims against Miller. Hearings on the matter have taken place and the Company expects that the arbitrators will render a decision during the fourth quarter 2003. It is not possible, at this point, to predict the actual outcome of the arbitration.

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

Item 2.	CHANGES IN SECURITIES

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

Exhibit No.	Title

10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).

10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

Exhibit No.	Title

10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1,1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7,1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

Exhibit No.	Title

+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s
Form 10-Q, filed on August 11, 1997).

+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).

+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10.36	Agreement between Boston Beer Company Limited Partnership and Landstar Logistics and Transportation, dated January 9, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

Exhibit No.	Title

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15,2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.41	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).

+10.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

*11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

14.1	Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

21.1	List of subsidiaries of The Boston Beer Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 28, 1997).

Exhibit No.	Title

21.2	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2000 (incorporated by reference to the Company’s Form 10-K, filed on March 30, 2001)

21.3	List of subsidiaries of The Boston Beer Company, Inc. effective as of September 28, 2002 (incorporated by reference to the Company’s Form 10-Q, filed on May 14, 2002).

21.4	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 28, 2002 (incorporated by reference to the Company’s Form 10-K, filed on March 27, 2003).

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

On July 29, 2003, the Company furnished a report under Item 12 on Form 8-K to the Securities and Exchange Commission.

On August 20, 2003, the Company filed a report under Items 5 and 7 on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: October 28, 2003	By: /s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: October 28, 2003	By: /s/ William F. Urich

William F. Urich
Chief Financial Officer
(principal accounting and
financial officer)