Form 10-K
period 2003-12-27
BOSTON BEER CO INC
filed 2004-03-11
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2003
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

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $129,194,774 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 28, 2003). All of the Registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 4, 2004 there were 9,387,610 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting to be held on May 25, 2004 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

For The Period Ended December 27, 2003

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest specialty brewer and the sixth largest brewer overall in the United States. In fiscal 2003, Boston Beer sold 1,229,000 barrels of its proprietary products (“core brands”) and brewed 7,000 barrels under contract (“non-core products”) for third parties.

During 2003, the Company sold a total of twenty-two beers under the Samuel Adams® brand name, three flavored malt beverage products under the Twisted Tea® brand name, and one cider product under the HardCore® Cider brand name. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The Company brewed its beer under contract at five breweries during 2003 (located in Eden, North Carolina; Tumwater, Washington; Rochester, New York; Utica, New York; and La Crosse, Wisconsin).

The Company’s principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.

Beer Industry Background

The Better Beer Category

The Company’s beer products are primarily positioned in the “Better Beer” category of the beer industry, which includes craft or specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Heineken® and Corona®.

The Better Beer category is approximately 15% of United States beer consumption and has experienced high single-digit compounded annual growth over the last ten years. During 2003, this progress slowed and the Better Beer category experienced low single-digit growth.

When Samuel Adams Boston Lager® was first brewed in 1984, only a handful of craft breweries existed, few of which distributed outside their immediate geographical areas. Although per capita beer consumption in the United States has declined from its peak in the early 1980s, there has been an increasing focus on more flavorful or otherwise distinctive beers. In the early 1980s, imported beers from Holland, Germany, the U.K., Canada, and Mexico met this demand. Beginning in the late 1980s, domestic craft brewers began producing richer, more full-flavored beers, usually sold in small, regional markets, and sometimes, through their own brewpubs. Beginning in the mid 1990s, import brewers began taking advantage of this growing demand in the United States, increasing market share to approximately 12% in 2003.

The Domestic Beer Industry

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, the three major brewers (Anheuser-Busch, Inc., SAB Miller PLC, and Coors Brewing Company) comprise over 90% of all United States domestic beer production, excluding imports. Further, these three major brewers have all entered the Better Beer category, either by developing their own beers, acquiring, in whole or part, existing craft brewers or by importing and distributing foreign brewers’ brands.

The domestic beer industry, excluding Better Beers, has experienced a slight decline in shipments over the last ten years. During the past 10 years, domestic light beers, which are beers with fewer calories than the brewers’ traditional beers, have experienced significant growth within the category, and now have a higher market share than traditional beers. In terms of light beer only, Better Light Beers currently comprise approximately 2% of light beer consumption, which is a much smaller share of the Better Beer category than domestic light beers are of the total domestic beer market.

During 2003, the total beer industry in the United States experienced a decline in volume of less than 0.5% as compared to the prior year. This decline has been attributed to certain negative economic factors, and the increase in market share of wines and spirits. Although total light beers grew, they grew at a lower rate than in previous years. Further, influenced by the recent increase in popularity of low-carbohydrate diets, beers that were positioned as being low in carbohydrates gained market share within the industry during 2003.

Narrative description of Business

The Company’s business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand awareness through advertising, point-of-sale and promotional programs.

Products marketed

The Company’s product strategy is to create and offer a world-class variety of traditional beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. In most markets, the Company focuses its advertising and promotional dollars on Samuel Adams Boston Lager®, Sam Adams Light® and Samuel Adams® Seasonal Beers. The Company completed its national rollout of Sam Adams Light® in 2002 and remains committed to growing the brand and taking advantage of the significant opportunity that appears to exist within the Better Light Beer category. Sam Adams Light® has been well received by retailers and wholesalers, and generated volume growth for the Company in the past two years due to its launch and early trial. Sam Adams Light® experienced volume declines in the last quarter 2003 against the launch and trial volumes in 2002, and this is expected to continue in the first half of 2004 until the volumes have stabilized.

The Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but does not receive separate promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong consumer following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® family in these markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of continuing styles as of December 27, 2003:

Year First Brewed

Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001

Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® White Ale	1997

Year First Brewed

Brewmaster’s Collection
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Pale Ale	1999
Samuel Adams® Hefeweizen	2003

Limited Edition Beers
Samuel Adams® Triple Bock®	1994
Samuel Adams UtopiasTM	2001
Samuel Adams® Chocolate Bock	2003

Alternative Malt Beverages
Twisted Tea® Hard Iced Tea	2001
Twisted Tea® Raspberry Hard Iced Tea	2001
Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade	2003

Hard Cider
HardCore® Crisp Hard Cider	1997

The Company continually evaluates the performance of its various beer, flavored malt beverage and hard cider styles and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Samuel Adams® IPA, Samuel Adams® Weiss Beer, Samuel Adams® Vienna Style and Samuel Adams® Spring Ale were discontinued during 2003. Certain products discontinued in previous years may be produced for the Company’s variety packs. During 2003, Samuel Adams® Cranberry Lambic and Old Fezziwig® were produced and included in the Samuel Adams® Winter Classics variety pack, and Samuel Adams® Scotch Ale was produced and included in the Samuel Adams® Brewmaster’s Collection Mix Pack.

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams® drinker to try new styles of malt beverages. In December 2003, Samuel Adams® Chocolate Bock and Samuel Adams® Hefeweizen were introduced to the marketplace. Samuel Adams® Chocolate Bock is a smooth, rich, robust, malty bock, with distinct aromas and flavors of world-class chocolate. Samuel Adams® Hefeweizen is an unfiltered wheat ale, with bright, fruity, citrus aromas.

In April 2003, the Company introduced Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade, which is a refreshing flavored malt beverage that combines a blend of teas with hard lemonade and a clear malt base.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 440 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, stadiums and other retail outlets. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the consumer’s business, competes with other brewers for a share of the distributor’s attention, time, and selling efforts.

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, the Caribbean, and the Pacific Rim. During 2003, the Company’s largest distributor accounted for approximately 5% of the Company’s net sales, and the Company’s second largest distributor accounted for approximately 3% of the Company’s net sales. No other distributor accounted for as much as 3% of the Company’s net sales. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors. The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

Boston Beer sells its products through a sales force of approximately 175 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers, and consumers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and the selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt. The Company purchased the majority of malt used in the production of its beer from two suppliers during 2003. The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada. The last few crop years of barley in both the United States and Canada have been below ten-year averages for both volume and quality of crop, which has resulted in some barley shortages and increased prices.

Hops. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, and Spalt-Spalter from Germany. Noble hops are rare and more expensive than other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company purchases its hops from two hops dealers, the largest of which accounted for over half of annual hops purchases during 2003. The Company enters into forward purchase commitments for hops from these dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. The contracts with the hop dealers are denominated in Euro or in British Pounds Sterling. The Company does not currently hedge these forward currency commitments. The crop harvested in 2003 was below historical averages in terms of both quality and quantity. The Company maintains over one year’s supply of essential hop varieties on-hand in order to the limit the risk of an unexpected reduction in supply, and therefore does not expect to be negatively impacted by the lower 2003 crop supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

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

Other Ingredients. The Company maintains competitive sources for the supply of other ingredients used in some of its specialty malt-based and cider products.

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

Quality Assurance

As of December 27, 2003, the Company employed eight brewmasters and retained a world-recognized brewing authority as a consulting brewmaster to monitor the Company’s contract brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage, and Hardcore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

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

The Company brews nearly half of its volume at a Company-owned brewery located in Cincinnati, Ohio (the “Cincinnati Brewery”). The Company believes that this brewery complements the contract breweries by providing greater flexibility for brewing production. While the Cincinnati Brewery produces all of the Company’s beer styles, it is the primary brewery for the production of the Company’s specialty and lower volume beers and hard cider production, as well as most of the flavored malt beverage production.

The Company uses its brewery located in Boston, Massachusetts (the “Boston Brewery”) to develop new types of innovative and traditional products and to supply, in limited quantities, beers for the local market. Product development entails researching market needs and competitive products, sample brewing, and market taste testing. All of the Company’s products are brewed at the Boston Brewery in the course of a year.

The Company believes that it has secured sufficient alternatives in the event that production at any of its contract brewing locations is interrupted or discontinued. Management is currently unaware of any issues that would preclude normal production at any of its contract brewing locations. The Company continues to evaluate the benefits of contract brewing versus brewery ownership, and it considers variables such as availability of production capacity, brewery quality control procedures, and costs associated with contract brewing versus costs associated with brewery ownership. If the Company feels in the future that the benefits of brewery ownership outweigh the benefits of contract brewing, brewery ownership would involve significant capital investment which could exceed $50 million for the combination of purchase, expansion and improvement, or for original construction.

The Company currently has contracts to produce its products with the breweries described below. Under its contract brewing arrangements, the Company is charged a per unit rate for the production of its products at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

High Falls Brewing Company, LLC. Throughout 2003, the Company brewed its beer at a brewery located in Rochester, NY (the “Rochester Brewery”) under a contract with High Falls Brewing Company, LLC (“High Falls”). The existing contract expires in 2004, but provides the Company with an option to produce at the Rochester Brewery through 2010, should it so elect. The Company expects to make a decision pursuant to this option during the second quarter 2004.

Miller Brewing Company. In 2003, the Company brewed its beer at two breweries owned and operated by the Miller Brewing Company (“Miller”). Much of the Company’s west coast supply had been produced in Tumwater, Washington (the “Tumwater Brewery”) until it closed as of July 1, 2003. A portion of the Company’s east coast supply and the Tumwater production for the second half of the year was produced in Miller’s brewery located in Eden, North Carolina (the “Eden Brewery”).

In 2002, Miller filed with the American Arbitration Association a demand for arbitration with respect to its legal right to terminate its obligation to continue production for the Company prior to the expiration of its production agreement with the Company. In September 2003, an arbitration hearing was held and in October 2003 the arbitrators ruled that Miller was not entitled to early termination of the production agreement and that the agreement was to remain in full force and effect. Thus, Miller is obligated to continue to produce the Company’s products in accordance with the terms and conditions of the agreement. Additionally, Miller is obligated to assume the cost of incremental freight to the areas previously supplied by the Tumwater Brewery and the Stroh Brewery in Allentown, Pennsylvania for that production from the Eden Brewery.

City Brewing Company, LLC. In July 2002, the Company entered into a production agreement with City Brewing Company, LLC of La Crosse, Wisconsin, under which the Company is guaranteed the availability of a certain volume through at least December 2012. The Company had modest levels of production at the La Crosse facility in 2003.

The Matt Brewing Co., Inc. After some test brewing in 2002, the Company brewed small quantities of its beer at the brewery in Utica, New York owned by The Matt Brewing Company, Inc. (“Matt Brewing”) during 2003. The Company entered into a contract brewing agreement with Matt Brewing in March 2003 that continues until terminated by either party upon six months’ notice.

Competition

The Better Beer category within the United States beer market is highly competitive due to the gains in market share achieved by imported beers and the large number of craft brewers with similar pricing and target customers. Imported beers, such as Heineken® and Corona®, have gained market share and increased volumes within the growing Better Beer segment as they continue to compete aggressively in the United States. While the Company believes that it may benefit from the success of the imports, as they educate beer drinkers about the Better Beer segment and increase the pool of Better Beer drinkers, these import competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. Large domestic brewers have developed or are developing niche brands within the Better Beer category and have acquired interests in small brewers to compete in the craft-brewed segment or in import brands to compete with imported beers. Further, in response to a recent trend towards low-carbohydrate diets, certain domestic brewers have also introduced or re-positioned beers that are low in carbohydrates, some of which have successfully gained market share at the expense of all other beers, including the Company’s products.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf and tap space. From a consumer perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging, the development of new products, and perceived nutritional content.

The Company distributes its products through independent distributors who may also distribute competitors’ products. In recent years, certain brewers have introduced new contracts with their distributors. Such contracts impose requirements on distributors that are intended to maximize the wholesalers’ attention, time and selling efforts on that brewer’s products. These new contracts generally result in increased competition among brewers as the contracts may affect the manner in which a distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network and develops programs and tactics intended to best position its products in the market. The Company has certain competitive advantages over the regional craft brewers, as the Company’s contract brewing strategy provides greater flexibility, higher quality and lower initial capital costs, freeing up capital for other uses. In addition, use of contract brewers allows the Company’s beer to be brewed closer to major markets around the country, providing fresher beer to customers and affording lower transportation costs. The Company also believes that the Cincinnati Brewery complements its strategy of contract brewing while providing added flexibility of production. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, higher product quality, a lack of import charges, and superior product freshness.

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

The tax treatment of flavored malt beverages is currently being reviewed, and this review may result in higher taxation, or a requirement to reformulate the products with a greater proportion of alcohol from malt. Such decision would affect the Company’s Twisted Tea® product line potentially in a number of ways: revenue, cost of goods, taxes, taste profile, consumer acceptance, future growth and profit potential, and distribution channel availability, among others. Twisted Tea® products account for less than ten percent of the Company’s sales volume.

Licenses and Permits

The Company, through its wholly-owned subsidiary, Boston Beer Corporation, produces and sells its alcoholic beverages to distributors pursuant to a federal wholesaler’s basic permit, a federal brewer’s notice and a federal winery registration. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit any supplier, such as the Company, and/or wholesaler from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.

At the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (“TTB”), administers and enforces the federal laws and tax code provisions related to the production and taxation of alcohol products. Brewers are required to file an amended notice with the TTB in the event of a material change in the production process, production equipment, brewery’s location, brewery’s management, or a material change in the brewery’s ownership. The TTB permits and registrations can be suspended, revoked, or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, and to notify the TTB of any change. Permits, licenses, and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time.

At the state and local level, some jurisdictions merely require notice of any material change in the operations, management, or ownership of the permit or licensee. Some jurisdictions require advance approvals and require that new licenses, permits, or approvals must be applied for and obtained in the event of a change in the management or ownership of the permit or licensee. State and local laws and regulations governing the sale of malt beverages and cider within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for it to conduct business within its jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results. The Company is not aware of any infraction of any of its licenses or permits which would materially impact its operations.

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

Trademarks

The Company has obtained United States Trademark Registrations for several trademarks, including Samuel Adams®, Sam Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Cherry Wheat®, Triple Bock®, Sam Adams Light®, Twisted Tea® and HardCore®. The Samuel Adams® trademark and the Samuel Adams Boston Lager® trademark (including the design logo of Samuel Adams) and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its “Samuel Adams” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The

Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

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

The Company’s operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. The occurrence of such a problem could result in a costly product recall and serious damage to the Company’s reputation for product quality, as well as give rise to product liability claims. The Company and its contract brewers maintain insurance which the Company believes is sufficient to cover any product liability claims which might result from a contamination or other product liability with respect to its products.

As part of its efforts to be environmentally friendly, the Company has reused its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials, and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, retailer, distributor and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, nor that the company will continue to do so.

Employees

During 2003, the Company employed approximately 368 people, of which approximately 65 at the Cincinnati Brewery were covered by collective bargaining agreements. The representation involves three labor unions, all of whose contracts were successfully renegotiated in 2002 and extended for an additional five years. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

Other

The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.bostonbeer.com, or upon written request to Investor Relations, The Boston Beer Company, Inc., 75 Arlington Street, Boston, Massachusetts 02116.

Item 2.	Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts, a brewery in Cincinnati, Ohio, and two sales offices in California. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings

In 2002, Miller Brewing Company filed a Demand for Arbitration with the American Arbitration Association seeking a determination as to whether Miller had the right to terminate its existing contractual obligations to the Company prior to the expiration of the term of the production agreement. In September 2003, an arbitration hearing was held and in October 2003 the arbitrators ruled that Miller was not entitled to early termination of the production agreement with the Company and that the agreement remains in full force. In addition, Miller was required to reimburse the Company for its legal fees and expenses relating to the arbitration proceedings, which amounts were paid to the Company in the fourth quarter 2003.

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the holders of Class A or Class B Common Stock of the Company during the fourth quarter ended December 27, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2003	High	Low

First Quarter	$15.30	$11.56
Second Quarter	$15.13	$10.10
Third Quarter	$16.22	$13.70
Fourth Quarter	$18.98	$15.85

Fiscal 2002	High	Low

First Quarter	$17.94	$11.82
Second Quarter	$16.88	$12.80
Third Quarter	$16.07	$12.86
Fourth Quarter	$17.80	$13.28

There were approximately 16,000 holders of record of the Company’s Class A Common Stock as of March 4, 2004. Excluded in the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 4, 2004, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $19.02.

Class A Common Stock

There were 22,700,000 shares authorized of Class A Common Stock with a par value of $.01, of which 16,945,418 were issued and outstanding, including 7,102,467 shares of treasury stock, as of December 27, 2003. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for certain (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

There were 4,200,000 shares authorized of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding, at December 27, 2003. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Co and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, and (c) sales or dispositions of any significant portion of the Company’s assets. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of March 4, 2004, C. James Koch was the sole holder of record of all the Company’s Class B Common Stock issued and outstanding.

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

Item 6.	Selected Financial Data

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended

	Dec. 27,	Dec. 28,	Dec. 29,	Dec. 30,	Dec. 25,
	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Income Statement Data:
Revenue	$230,103	$238,335	$207,218	$212,105	$197,309
Less excise taxes	22,158	22,980	20,435	21,551	20,528

Net revenue	207,945	215,355	186,783	190,554	176,781
Cost of goods sold	85,606	88,367	81,693	84,057	78,397

Gross Profit	122,339	126,988	105,090	106,497	98,384

Advertising, promotional and selling expenses	91,841	100,734	80,124	77,838	69,935
General and administrative	14,628	14,586	13,483	12,079	11,459

Total operating expenses	106,469	115,320	93,607	89,917	81,394

Operating income	15,870	11,668	11,483	16,580	16,990
Other income net	1,104	2,423	1,734	2,470	2,100

Income before provision for income taxes	16,974	14,091	13,217	19,050	19,090
Provision for income taxes	6,416	5,538	5,384	7,811	8,010

Net income	$10,558	$8,553	$7,833	$11,239	$11,080

Earnings per share — basic	$0.72	$0.53	$0.48	$0.62	$0.54
Earnings per share — diluted	$0.70	$0.52	$0.47	$0.62	$0.54
Weighted average shares outstanding — basic	14,723	16,083	16,413	18,056	20,413
Weighted average shares outstanding — diluted	15,000	16,407	16,590	18,109	20,459
Balance Sheet Data:
Working capital	$45,920	$58,666	$56,074	$47,961	$58,827
Total assets	$87,354	$106,806	$107,495	$98,602	$112,730
Total long term obligations	$2,931	$3,103	$4,919	$4,467	$5,779
Total stockholders’ equity	$62,524	$78,832	$78,179	$73,689	$83,450
Statistical Data:
Barrels sold	1,236	1,286	1,165	1,241	1,174
Net revenue per barrel	$168	$167	$160	$154	$151
Employees	368	363	363	355	342
Net revenue per employee	$565	$593	$515	$536	$517

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

The Boston Beer Company is engaged in the business of brewing and selling malt beverages and cider products primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its products to distributors, who in turn sell the product through to retailers and consumers.

The “Better Beer” category, which includes imported beers, regional craft beers and the Company’s beer products, has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. While Better Beer growth slowed in 2003 to low single-digits, the category continued to gain share and now comprises approximately 15% of domestic beer consumption. Light beer, including “low-carbohydrate” beers, also gained domestic share in 2003, and currently comprises approximately 45% of all domestic beer consumption. The Company believes that there is significant opportunity to gain market share in both the Better Beer and light beer categories.

Depletions of the Company’s products, or distributor sales to retailers, remained basically flat in 2003, as compared to 2002, slightly lower than the Better Beer category. The Company’s shipment volume for 2003 was down 3.9% as compared to 2002, and was negatively affected by a distributor inventory build that had occurred during 2002 when Sam Adams Light® was rolled out nationally. During the fourth quarter 2003 wholesalers reduced their inventory levels to a reasonable level, which resulted in lower shipments than depletions by approximately 35,000 barrels. In 2003, Sam Adams Light® completed its first full year in national distribution as the number three “Better Light Beer,” increasing the Company’s total sales volume and earnings. Additional volume provided by Sam Adams Light® was offset by declines of Samuel Adams Boston Lager® in the first half of the year and declines in the Samuel Adams® Brewmaster’s Collection. A television advertising campaign was launched in April 2003 in support of Samuel Adams Boston Lager®, which produced positive results in the second half of the year, as measured by improved volume trends.

Shipments to date and orders in-hand suggest that shipments for the first quarter will be down approximately 4% as compared to shipments in the first quarter 2003. The anticipated decline is primarily due to Sam Adams Light®, as volume was higher in the first quarter 2003, just after the initial launch period.

The Company looks forward to 2004 and the opportunities that exist to grow the Samuel Adams® family of brands, backed by sales execution and appropriate advertising campaigns. The Company anticipates a healthy pricing environment in 2004 and does not anticipate material changes in its production economics. The Company expects gross margins to improve slightly in 2004 over the 2003 reported gross margin and anticipates operational stability as a result of the outcome of the Miller arbitration and the Company’s continuing access to production capacity. In 2004, total advertising, promotional and selling expenditures are currently anticipated to approximate 2003, but may be adjusted as deemed necessary for the benefit of the Company’s long-term volume growth potentially at the expense of earnings. Factors that may impact spending decisions include but are not limited to future results of advertising campaign testing and future volume trends which may also be indicative of the effectiveness of certain advertising campaigns. The Company is currently continuing to support the Samuel Adams Boston Lager® advertising campaign that has now been running for twelve consecutive months and recently began a national print and outdoor campaign in support of Sam Adams Light®.

The Company earned $.70 per diluted share, which is a $.18 per diluted share or 34.6% increase over 2002. The increase over 2002 was driven primarily by the Company investing at a higher level in 2002 to support the national rollout of Sam Adams Light®. In 2004, the Company is targeting double-digit earnings per share growth over 2003. Earnings may be affected by any number of matters including, but not limited to: a) volume trends in the Better Beer category generally or that affect the Samuel Adams® brand specifically; b) a strategic decision to make additional investments in marketing and advertising programs that management believes will benefit long term volume growth; and c) events which may occur not presently known to management or within management’s control which could affect earnings.

The Company continually evaluates the best way to utilize its cash balances, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters authorized by the Board of Directors. The Company continually evaluates the tradeoffs between the stock repurchase program and alternative uses of its cash, such as dividends or acquisitions. As a result of the favorable outcome of the arbitration proceedings with Miller Brewing Company in the fourth quarter 2003, the Company believes that it has adequate production capability for at least the next several years. The

Company produces nearly half of its product at its own brewery in Cincinnati, Ohio, and the remainder at contract brewing locations. The Company will continue to evaluate long-term production capacity solutions and production efficiencies and plans to invest in capital accordingly. In 2004, the Company plans to spend in the range of $3.0 to $5.0 million on capital expenditures for investment in production efficiencies, production capacity and information systems.

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.” The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Years Ended

	December 27, 2003	December 28, 2002	December 29, 2001

	Percentage of Net Revenue
Barrels Sold (in thousands)	1,236	1,286	1,165
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	41.2%	41.0%	43.7%

Gross profit	58.8%	59.0%	56.3%
Advertising, promotional, and selling expenses	44.2%	46.8%	42.9%
General and administrative expenses	7.0%	6.8%	7.2%

Total operating expenses	51.2%	53.6%	50.1%

Operating income	7.6%	5.4%	6.1%
Interest income, net	0.6%	0.5%	0.8%
Other income, net	0.0%	0.6%	0.2%

Income before provision for income taxes	8.2%	6.5%	7.1%
Provision for income taxes	3.1%	2.5%	2.9%

Net income	5.1%	4.0%	4.2%

Year Ended December 27, 2003 Compared to Year Ended December 28, 2002

Net revenue. Net revenue decreased by $7.4 million or 3.4% to $207.9 million for the year ended December 27, 2003 as compared to $215.4 million for the year ended December 28, 2002, due to a 3.9% decline in shipment volume, partially offset by a .5% increase in net revenue per barrel.

Volume. Volume decreased by 50,000 barrels or 3.9% to 1,236,000 barrels for the year ended December 27, 2003 as compared to 1,286,000 barrels for the year ended December 28, 2002. Core brands decreased by 4.0% to 1,229,000 barrels for the year ended December 27, 2003 from 1,281,000 barrels for the year ended December 28, 2002. The decrease in core brands was primarily due to a decline in Samuel Adams Boston Lager® during the first half of 2003 and declines in Samuel Adams® Brewmaster’s Collection throughout the year, offset by increases in Sam Adams Light® and Twisted Tea® brands. Additional volume was provided in 2003 by a full year of Sam Adams Light® distribution after the Company completed its national rollout during 2002. In April 2003, the Company began re-focusing its resources on Samuel Adams Boston Lager® and the entire brand family, which led to an improvement in volume trends for Lager and Seasonal brands during the second half of the year.

Negatively impacting the Company’s shipment volume for the year ended December 27, 2003 as compared to the same period 2002 was the unwinding of an inventory build that occurred at the wholesaler level during 2002 when Sam Adams Light® was first rolled out. Wholesalers reduced their inventory levels by approximately 35,000 barrels during the fourth quarter 2003, reducing inventory to more balanced levels.

Net selling price. The selling price per barrel increased by approximately 0.5% to $168.24 per barrel for the year ended December 27, 2003, as compared to $167.46 for the year ended December 28, 2002. This increase was primarily due to normal price increases and was partially offset by a shift in the packaging mix, from bottles to kegs. Significant changes in the packaging mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of kegs to total shipments increased in core brands to 27.9% of total shipments for the year ended December 27, 2003 from 27.0% of total shipments for the year ended December 28, 2002.

Gross profit. Gross profit was $98.98 per barrel or 58.8% as a percentage of net revenue for the year ended December 27, 2003, as compared to $98.75 or 59.0% for the year ended December 28, 2002. This change was primarily due to an increase in cost of goods sold and a shift in the package mix, partially offset by price increases.

Cost of goods sold, as a percentage of net revenue, increased to 41.2% in 2003, from 41.0% in the prior year. The Company recorded a $1.5 million charge in the fourth quarter of 2003 related to securing long-term production alternatives in the event of an unfavorable outcome relating to the arbitration with Miller Brewing Company. On October 28, 2003, the arbitrators issued a decision that Miller was not entitled to early termination of its production agreement with the Company, and thus, the Company, no longer needing the backup, expensed the costs incurred in establishing those alternatives. Excluding the effect of such charge, gross profit and cost of goods sold were 59.6% and 40.4%, as a percentage of net revenue, respectively. The decline in cost of goods sold as a percentage of net revenue, excluding the $1.5 million charge was due to cost savings related to reusing glass bottles as well as a decrease in depreciation expense, and the price increases referred to above were offset by inflationary increases for materials and production services relating to cost of goods sold.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $8.9 million or 8.8% to $91.8 million for the year ended December 27, 2003, as compared to the prior year. Advertising, promotional and selling expenses were 44.2% as a percentage of net revenue, or $74.31 per barrel for the year ended December 27, 2003 as compared to 46.8% as a percentage of net revenue or $78.33 per barrel for the year ended December 28, 2002. The decrease was primarily due to significant investments in advertising and promotional expenditures incurred in 2002 related to the national roll out of Sam Adams Light®. The Company is committed to growing the entire Samuel Adams® brand family and will invest in advertising and promotional campaigns that are proven successful. The Company plans to continue its investment in the current Samuel Adams Boston Lager® campaign that it began in April 2003 and it recently began a national print and outdoor campaign in support of Sam Adams Light®. The Company is focused on developing an effective advertising campaign for Sam Adams Light® that will foster long-term growth.

General and administrative. General and administrative expenses of $14.7 million in 2003 were essentially unchanged from the prior year. The Company incurred significant expenditures during the third quarter 2003 related to legal fees in connection with arbitration with Miller Brewing Company. Miller reimbursed the Company for a majority of these expenditures in the fourth quarter 2003 as required by the decision rendered by the arbitrators in October 2003, offsetting the increases that were previously incurred. The Company does not anticipate incurring additional expenditures related to this arbitration.

Interest income, net. Interest income of $1.1 million for the year ended December 27, 2003 was unchanged as compared to the prior year.

Other income, net. Other income, net decreased by $1.3 million for the year ended December 27, 2003 as compared to the prior year, primarily due to a realized gain in 2002 generated from the sale of a stock that the Company received from the demutualization of a third-party insurance provider. The Company does not anticipate similar gains in the future.

Provision for income taxes. The Company’s effective tax rate decreased to 37.8% for the year ended December 27, 2003 from 39.3% for the year ended December 28, 2002. As compared to the prior year, the effective tax rate declined 1.5 percentage points due to the Company shifting a significant portion of its investments from taxable to tax-exempt instruments, as well as a reorganization of its corporate structure.

Year Ended December 28, 2002 Compared to Year Ended December 29, 2001

Net revenue. Net revenue increased by $28.6 million or 15.3% to $215.4 million for the year ended December 28, 2002 as compared to $186.8 million for the year ended December 29, 2001. The increase was primarily due to incremental volume provided by the introduction of Sam Adams Light®, offset slightly by declines in Samuel Adams Boston Lager® and the Samuel Adams® Brewmaster’s Collection. Additionally, net revenue per barrel increased by 4.4% during 2002 due to product mix and normal price increases.

Volume. Volume increased by 121,500 barrels or 10.4% to 1,286,000 barrels for the year ended December 28, 2002 as compared to 1,165,000 barrels for the year ended December 29, 2001. Core brands increased by 12.6% to 1,281,000 barrels for the year ended December 28, 2002 from 1,137,000 barrels for the year ended December 29, 2001. The increase in core brands was primarily due to the completion of a successful rollout of Sam Adams Light® during 2002. Sam Adams Light® was well received by retailers and wholesalers and generated the growth for the Company in 2002. The Company invested significant advertising and promotional resources behind Sam Adams Light® during 2002. The Company experienced declines in Samuel Adams Boston Lager® and the Samuel Adams® Brewmaster’s Collection during 2002 as compared to the prior year, partially due to some cannibalization as a result of Sam Adams Light®. The Company believes that the net growth experienced during 2002 justified the significant investments behind Sam Adams Light®.

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

Significant changes in the packaging mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of kegs to total shipments decreased in core brands to 27.0% of total shipments for the year ended December 28, 2002 from 30.7% of total shipments for the year ended December 29, 2001.

Gross profit. Gross profit was $98.75 per barrel or 59.0% as a percentage of net revenue for the year ended December 28, 2002, as compared to $90.21 or 56.3% for the year ended December 29, 2001. The increase was primarily due to a decrease in cost of good sold as a percentage of net revenue, normal price increases and a shift in the product and package mix.

Cost of good sold, as a percentage of net revenue, decreased to 41.0% in 2002, from 43.7% in the prior year. The Company completed certain hops disposal transactions and cancelled certain hops future contracts during the fourth quarter of 2001. The total pretax charge incurred during the fourth quarter of 2001 related to these hops transactions was $4.3 million. Excluding the effect of hops-related charges, gross profit and cost of good sold were 58.6% and 41.4%, as a percentage of net revenue, respectively. The decline in cost of good sold as a percentage of net revenue, adjusted for the 2001 hops charges, was due to reductions in certain raw material costs. See “Hops Purchase Commitments” for further discussion relating to hops.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $20.6 million or 25.7% to $100.7 million for the year ended December 28, 2002, as compared to the prior year. Advertising, promotional and selling expenses were 46.8% as a percentage of net revenue, or $78.33 per barrel for the year ended December 28, 2002 as compared to 42.9% as a percentage of net revenue or $68.78 per barrel for the year ended December 29, 2001. The increase was primarily due to increases in advertising and promotional expenditures related to the national roll out of Sam Adams Light® throughout 2002.

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

Liquidity and Capital Resources

Cash and short-term investments decreased to $42.9 million for the year ended December 27, 2003 from $52.6 million as of December 28, 2002, primarily due to cash used in financing activities to purchase treasury stock, partially offset by cash flows provided by operating activities. Cash flows provided by operating activities were $19.6 million and $13.8 million as of December 27, 2003 and December 28, 2002, respectively. The increase in cash provided by operating activities was primarily due to a $6.2 million decline in the accounts receivable balance coupled with an increase in net income during 2003 as compared to the prior year. The decline in accounts receivable was primarily due to a change in the Company’s credit terms to distributors. These increases were partially offset by purchases of hops inventory in the fourth quarter 2003 that were received earlier than normal due to improved supply line processes. Cash flows in 2002 also benefited from a gain recognized in the fourth quarter 2002 on the sale of shares of stock that were received as a result of the demutualization of a third-party insurance provider.

During 2003, the Company repurchased 2.1 million shares under its stock repurchase program at an aggregate cost of $29.8 million, compared to 684,000 shares at an aggregate cost of $9.9 million during 2002. The Board of Directors has authorized an aggregate expenditure limitation of $80.0 million pursuant to the Company’s share repurchase program and as of February 26, 2004, the Company had $5.2 million remaining under this aggregate expenditure limit. As of March 4, 2004, the Company had repurchased a total of 7.1 million shares under this program at a cost of $74.8 million. The Company continually evaluates the best way to utilize its cash balances, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters authorized by the Board of Directors.

During 2003, the Company was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade, short-term and limited-term taxable and tax-exempt bond funds, with the objective to preserve principal, maintain liquidity and achieve favorable yields. In 2004, the Company plans to continue to invest in these instruments, and in addition, it may invest in high-grade, short-term, tax-exempt interest-bearing securities.

The Company utilized $1.7 million for the purchase of capital equipment during the year ended December 27, 2003 as compared to $2.3 million during the prior year. Purchases of capital equipment during 2003 primarily consisted of kegs and computer equipment. During 2003, the Company invested less capital in production than previous years, while awaiting the decision related to the Miller arbitration. The Company will continue to evaluate available long-term production capacity solutions and production efficiencies and plans to invest in capital accordingly over the next several years. In 2004, the Company plans to spend in the range of $3.0 to $5.0 million on capital expenditures for investment in kegs, production efficiencies and information systems.

With working capital of $45.9 million and $45.0 million in unused credit facilities as of December 27, 2003, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s $45.0 million credit facility expires on March 31, 2007. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

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

Inventory Reserves

The excess hops inventory reserve accounts for a significant portion of the inventory obsolescence reserve. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted usage requirements. The computation of the excess hop inventory and purchase commitment reserve is based on the age of the hops on-hand and requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company will continue to manage hop inventory and contract levels as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. Actual results may materially differ from management’s estimates.

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

Distributor Promotional Discount Allowance

The Company enters into promotional discount agreements with its various wholesalers for certain periods of time. The agreed-upon discount rates are applied to the wholesalers’ sales to retailers in order to determine the total discounted amount. The computation of the discount accrual requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual results could differ from those estimates.

Stale Beer Accrual

In certain circumstances with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors and has historically refunded approximately fifty percent of the distributor’s cost on the beer that has passed its expiration date for freshness. The Company establishes an accrual based upon two factors. The first factor considers actual prior month return expense, which is applied to an estimated lag time for receipt of product and the processing of the credit to the distributor by the Company. The second factor is the Company’s knowledge of specific return transactions. Actual results could differ from those estimates.

Allowance for Deposits/ First Fill Kegs

The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected. This deposit is refunded to the distributors upon return of the kegs to the Company. The allowance for deposits is estimated based on historical information and this computation requires that management make certain estimates and assumptions that affect the reported amounts of related liabilities at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual results could differ from those estimates.

Business Environment

The alcoholic beverage industry is highly regulated at the federal, state and local levels. The Federal Treasury Department’s Alcohol and Tax and Trade Bureau (“TTB”) and the Justice Department’s Bureau of Alcohol, Tobacco, Firearms and Explosives enforce laws under the Federal Alcohol Administration Act. The TTB is responsible for administering and enforcing excise tax laws that directly affect the Company’s results of operations. State and regulatory authorities have the ability to suspend or revoke the Company’s licenses and permits or impose substantial fines for violations. The Company has established strict policies, procedures and guidelines in efforts to ensure compliance with all applicable state and federal laws. However, the loss or revocation of any existing license or permit could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.

The Better Beer category is highly competitive due to the recent gains in market share achieved by imported beers and the large number of regional craft and specialty brewers, with similar pricing and target consumers. The Company believes that this pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in craft beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than is the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. Although the domestic craft beer industry has recently experienced some consolidation, the Company anticipates competition to remain strong as brewers retrench and focus their marketing efforts on their key local markets and core brands. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 440 distributors nationwide and the

Company’s approximately 175 salespeople, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The Company operates with the strategy of both contract brewing, which utilizes the excess capacity of other breweries, and brewing at its own breweries. This strategy provides the Company with flexibility in addition to quality and cost advantages. The Company follows firm policies and procedures in selecting the appropriate brewery and monitoring the production process in order to ensure that quality and control standards are attained. As part of this strategy, the Company owns a brewery in Cincinnati, Ohio. In 2003, the Company brewed nearly half of the Company’s products at the Cincinnati brewery and the remainder at non-Company-owned contract breweries. The Company believes that it will have adequate capacity for the production of its products for the foreseeable future, although the volumes at different contract breweries may change. The economics of this capacity may change as supply and demand for contract capacity changes. As the economics and availability of contract brewing capacity changes over time, the Company will continually evaluate the tradeoff between brewery ownership and contract brewing. Refer to “Brewing Strategy” under Part I, Item I.

The demand for the Company’s products is subject to changes in consumers’ tastes. A change in consumer tastes or in the demand for Better Beer products may affect the Company’s future results of operations, cash flows and financial position. In response to a recent trend towards low carbohydrate diets, certain domestic brewers have also introduced and re-positioned beers that are low in carbohydrates, impacting the market share of certain beer products within the industry.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewery-Related Transactions

In 2002, Miller Brewing Company filed with the American Arbitration Association a demand for arbitration with respect to its right to terminate its obligation to produce certain of the Company’s products under a contract brewing agreement prior to the expiration of the term of the agreement. In the fourth quarter 2003, the arbitrators issued their decision that Miller was not entitled to early termination of its production agreement with the Company. With the resolution of the dispute with Miller, contract brewing arrangements with other breweries and productions at the Cincinnati brewery, the Company continues to expect that it will have sources of supply adequate to meet the expected demand for the Company’s products for the next several years.

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hops requirements, among other factors.

During 2003, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 27, 2003, which are denominated in Euros, was $11.3 million. The Company has no forward exchange contracts in place as of December 27, 2003 and currently intends to purchase future hops using the exchange rate at the time of purchase. The contract agreements were deemed necessary in order to bring hops inventory levels and future contracts into balance with the Company’s current brewing volume and hops usage forecasts. In addition, these new contracts enabled the Company to secure its position for future supply with hops vendors in the face of some competitive buying activity.

The computation of the excess inventory and purchase commitment reserve required management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as well as aged hops as determined by the Company’s brewing department. The Company will continue to manage hops inventory and contract levels. The current levels are deemed adequate, based upon foreseeable future brewing requirements. However, changes in management’s assumptions regarding future sales growth, product mix, and hops market conditions could result in future material losses.

Contractual Obligations

The following table presents contractual obligations as of December 27, 2003.

	Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Advertising Commitments	$10,202	$8,736	$1,466	$—	$—
Hops Purchase Commitments	10,978	2,466	6,599	1,913	—
Operating Leases	3,599	1,190	2,148	261	—

Total Contractual Obligations	$24,779	$12,392	$10,213	$2,174	$—

The Company’s outstanding purchase commitments related to advertising contracts of approximately $10.2 million at December 27, 2003 reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices, denominated in euros, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rate as of December 27, 2003. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in Euros using the exchange rate at the time of purchase. Purchases under these contracts for the year ended December 27, 2003 was approximately $5.2 million.

In the normal course of business, the Company enters into various production agreements with brewing companies. Title to beer products brewed under contract arrangement remains with the brewing company until the producing brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There were approximately $2.5 million of raw materials and beer products in process at the contract brewers for which the Company was liable as of each of the years ended December 27, 2003 and December 28, 2002. Additionally, the Company is obligated to meet annual volume requirements in conjunction with certain production agreements. During 2003, the Company met all existing minimum volume requirements in accordance with its production agreements, with the exception of one brewery location. The fees associated with this minimum volume requirement were not significant, and have been fully expensed in the Company’s financial statements at December 27, 2003.

The Company’s agreements with its contract breweries periodically require the Company to purchase fixed assets in support of brewery operations. At this time, there are no specific fixed asset purchases anticipated under existing contracts during the next twelve months, but this could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter new production relationships or introduce new products.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company was required to adopt SFAS No. 150 effective in June 2003. The adoption of SFAS No. 150 did not have a material impact on the financial statements.

Other Risks and Uncertainties

Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company’s operating income, cash flows and financial position, include, but are not limited to, (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Samuel Adams Boston Lager®, Sam Adams Light® and its Seasonal beers due to increased competition; (3) an unexpected decline in the brewing capacity available to the Company; (4) increased advertising and promotional expenditures that are not followed by higher sales volume; (5) higher-than-planned costs of operating the Cincinnati Brewery; (6) higher-than-planned costs of operating under contract arrangement at non-Company owned breweries; (7) increased freight costs resulting from changes in legislation, changes in fuel costs, or changes in the locations of available breweries; (8) changes in economics and feasibility of using recycled glass; (9) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (10) world hops market conditions affecting the Company’s ability to buy or sell hops or cancel excess hops commitments; (11) poor weather conditions, resulting in an inadequate supply of raw materials that are agriculturally grown, particularly the United States and Canadian 2004 barley crop, which if poor, would result in significantly increased barley costs and therefore barley malt costs; (12) adverse fluctuations in foreign currency exchange rates; (13) changes in control or ownership of the current distribution network which leads to less support of the Company’s products; (14) increases in the costs of distribution; and (15) increases in the costs associated with packaging materials due to uncontrollable changes in the bottle redemption process; (16) increases in federal and/or state beer excise tax; (17) introduction of new products by competitors that compete directly with the Company’s products, or that diminish the importance of the Company’s products to the retailers or distributors; (18) further limitations on advertising; (19) changes in consumer tastes, including a recent trend towards low carbohydrate diets.

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

In the event of a labor dispute, governmental action, a sudden closure of one of the contract breweries or other events that would prevent either the Cincinnati Brewery or any of the contract breweries from producing the Company’s beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. As the number of available contract breweries declines, the risks of the above disruption increases, and the structure of the brewery strategy of ownership versus contracting changes. The Company continually evaluates these factors and others in its evaluation of ownership versus contracting.

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

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. The estimated potential loss in pretax earnings from a potential adverse fluctuation in foreign currency exchange rates as of December 27, 2003 and December 28, 2002 are $1.2 million and $1.4 respectively.

There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.

As of December 27, 2003, the Company had no amounts outstanding under its current $45.0 million line of credit.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 11, 2002 (except with respect to the matters discussed in Note G to the 2001 financial statements, as to which the date is March 22, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 24, 2004

Item 8.	Financial Statements and Supplementary Data

Note: The following report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Andersen on February 11, 2002 (and on March 22, 2002 with respect to certain matters) on prior period financial statements. The report of Andersen is included in this annual report on Form 10-K pursuant to Rule 2-02(E) of Regulation S-X. After reasonable efforts, the Company has not been able to obtain a revised report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 27,	December 28,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$27,792	$20,608
Short-term investments	15,098	32,001
Accounts receivable, net of allowance for doubtful accounts of $450 and $689 as of December 27, 2003 and December 28, 2002, respectively	10,432	17,830
Inventories	9,890	8,342
Prepaid expenses	1,126	1,284
Deferred income taxes	1,177	1,959
Other current assets	2,304	1,513

Total current assets	67,819	83,537
Property, plant and equipment, net	17,059	20,202
Other assets	1,099	1,690
Goodwill	1,377	1,377

Total assets	$87,354	$106,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,395	$8,997
Accrued expenses	15,504	15,874

Total current liabilities	21,899	24,871
Deferred income taxes	2,191	2,406
Other long-term liabilities	740	697

Total liabilities	24,830	27,974
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 16,945,418 and 16,674,556 issued as of December 27, 2003 and December 28, 2002, respectively	169	166
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in capital	62,517	59,144
Unearned compensation	(229)	(189)
Accumulated other comprehensive income	45	419
Retained earnings	74,758	64,200
Treasury stock, at cost 7,102,467 and 5,011,947 shares as of December 27, 2003 and December 28, 2002, respectively	(74,777)	(44,949)

Total stockholders’ equity	62,524	78,832

Total liabilities and stockholders’ equity	$87,354	$106,806

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Revenue	$230,103	$238,335	$207,218
Less excise taxes	22,158	22,980	20,435

Net revenue	207,945	215,355	186,783
Cost of goods sold	85,606	88,367	81,693

Gross profit	122,339	126,988	105,090

Operating expenses:
Advertising, promotional and selling expenses	91,841	100,734	80,124
General and administrative expenses	14,628	14,586	13,483

Total operating expenses	106,469	115,320	93,607

Operating income	15,870	11,668	11,483

Other income, net:
Interest income, net	1,085	1,119	1,468
Other income, net	19	1,304	266

Total other income, net	1,104	2,423	1,734

Income before provision for income taxes	16,974	14,091	13,217
Provision for income taxes	6,416	5,538	5,384

Net income	$10,558	$8,553	$7,833

Net income per common share — basic	$0.72	$0.53	$0.48

Net income per common share — diluted	$0.70	$0.52	$0.47

Weighted average number of common shares — basic	14,723	16,083	16,413

Weighted average number of common shares — diluted	15,000	16,407	16,590

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended December 27, 2003, December 28, 2002 and December 29, 2001
(In thousands)

	Class A	Class A	Class B	Class B		Additional
	Common	Common	Common	Common	Treasury	Paid-in
	Shares	Stock	Shares	Stock	Shares	Capital

Balance December 30, 2000	16,459	$165	4,107	$41	(3,907)	$56,859
Net income
Stock options exercised, including tax benefit of $98	63					481
Net purchases of investment shares	22					270
Amortization of unearned compensation
Purchase of treasury stock					(421)
Total fiscal 2001 comprehensive income

Balance December 29, 2001	16,544	$165	4,107	$41	(4,328)	$57,610
Net income
Stock options exercised, including tax benefit of $349	118	1				1,363
Net purchase of investment shares	13					171
Amortization of unearned compensation
Purchase of treasury stock					(684)
Minimum pension liability, net of tax of $82
Unrealized gain from available-for-sale securities
Total fiscal 2002 comprehensive income

Balance December 28, 2002	16,675	$166	4,107	$41	(5,012)	$59,144
Net income
Stock options exercised, including tax benefit of $696	246	3				3,002
Net purchase of investment shares	24					371
Amortization of unearned compensation
Purchase of treasury stock					(2,090)
Minimum pension liability, net of tax of $13
Unrealized gain from available-for-sale securities
Total fiscal 2003 comprehensive income

Balance December 27, 2003	16,945	$169	4,107	$41	(7,102)	$62,517

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other			Total
	Unearned	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	Compensation	Income	Earnings	Stock	Equity	Income

Balance December 30, 2000	$(156)	$—	$47,814	$(31,034)	$73,689
Net income			7,833		7,833	7,833
Stock options exercised, including tax benefit of $98					481
Net purchases of investment shares	(151)				119
Amortization of unearned compensation	95				95
Purchase of treasury stock				(4,038)	(4,038)

Total fiscal 2001 comprehensive income						$7,833

Balance December 29, 2001	$(212)	$—	$55,647	$(35,072)	$78,179
Net income			8,553		8,553	8,553
Stock options exercised, including tax benefit of $349					1,364
Net purchase of investment shares	(46)				125
Amortization of unearned compensation	69				69
Purchase of treasury stock				(9,877)	(9,877)
Minimum pension liability, net of tax of $82		(62)			(62)	(62)
Unrealized gain from available-for-sale securities		481			481	481

Total fiscal 2002 comprehensive income						$8,972

Balance December 28, 2002	$(189)	$419	$64,200	$(44,949)	$78,832
Net income			10,558		10,558	10,558
Stock options exercised, including tax benefit of $696					3,005
Net purchase of investment shares	(125)				246
Amortization of unearned compensation	85				85
Purchase of treasury stock				(29,828)	(29,828)
Minimum pension liability, net of tax of $13		(34)			(34)	(34)
Unrealized gain from available-for-sale securities		(340)			(340)	(340)

Total fiscal 2003 comprehensive income						$10,184

Balance December 27, 2003	$(229)	$45	$74,758	$(74,777)	$62,524

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Cash flows from operating activities:
Net income	$10,558	$8,553	$7,833
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,106	6,151	6,658
Realized gain on sale of marketable equity security	(128)	(1,284)	(238)
Loss (gain) on disposal of fixed assets	102	206	(46)
Bad debt expense (recovery)	(113)	64
Stock option compensation expense	85	69	95
Changes in assets and liabilities:
Accounts receivable	7,514	1,325	(6,626)
Inventories	(1,548)	981	6,416
Prepaid expenses	158	(282)	694
Other current assets	(1,432)	(792)	94
Deferred income taxes	1,427	(763)	1,874
Other assets	(1,653)	(907)	(755)
Accounts payable	(2,602)	(2,204)	4,695
Accrued expenses	159	3,026	(646)
Other long-term liabilities	8	(323)	(770)

Net cash from operating activities	19,641	13,820	19,278

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,729)	(2,336)	(3,271)
Proceeds on disposal of property, plant and equipment	32	212	46
Maturities of held-to-maturity investments	—	11,059	17,594
Purchases of available-for-sale securities	(3,778)	(36,459)	—
Purchases of held-to-maturity securities	—	(9,027)	(20,261)
Proceeds from the sale of available-for-sale securities	20,470	5,021	10,238
Proceeds from the sale of trading security	—	1,263	—

Net cash from (used in) investing activities	14,995	(30,267)	4,346

Cash flows from financing activities:
Purchase of treasury stock	(29,828)	(9,877)	(4,038)
Proceeds from exercise of stock options	2,143	1,014	383
Net proceeds from sale of Investment Shares	233	80	119

Net cash used in financing activities	(27,452)	(8,783)	(3,536)

Change in cash and cash equivalents	7,184	(25,230)	20,088
Cash and cash equivalents at beginning of year	20,608	45,838	25,750

Cash and cash equivalents at end of year	$27,792	$20,608	$45,838

Supplemental disclosure of cash flow information:
Interest paid	$67	$67	$11

Taxes paid	$5,571	$3,864	$7,446

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and hard cider products throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company” and “Hardcore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the Boston Beer Company trade name.

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The periods for 2003, 2002 and 2001 consisted of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on-hand, as well as tax-exempt and taxable money market instruments that are highly liquid investments.

Short-Term Investments

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Investments.” The Company classifies its investments in accordance with SFAS No. 115, depending on the Company’s intent and the nature of the investment. Available-for-sale securities are recorded at fair market value, with the change in fair market value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income. Trading securities are recorded at fair market value, with the change in fair market value during the period included in earnings. Held to maturity securities are recorded at amortized cost, which approximates fair value.

Inventories

Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market.

The computation of the excess hops inventory and purchase commitment reserve requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs and aged hops as determined by the Company’s brewmasters.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Upon

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of operating income. Some of the Company’s equipment is used by other brewing companies to produce the Company’s products under contract (see Note I). There is equipment at the Rochester Brewery with a net book value of approximately $2.0 million as of December 27, 2003. Provision for depreciation is computed on the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years
Machinery and plant equipment	12 to 20 years, or the term of the production agreement, whichever is shorter
Office equipment and furniture	3 to 7 years
Leasehold improvements	5 years, or the term of the lease, whichever is shorter
Building	15-20 years

Goodwill

Goodwill represents the excess of the cost of the Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition of the brewery operations in November 2000. Prior to December 30, 2001, goodwill was amortized using the straight-line method over its estimated life of 15 years. Amortization expense charged to operations for fiscal 2001 was $100,000. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted as of December 30, 2001, no amortization related to goodwill was recorded during fiscal 2003 or 2002. The Company performed an impairment analysis upon adoption, which indicated that the carrying values of goodwill were appropriate and no adjustment was required. The Company tests goodwill for impairment in the fourth quarter of every fiscal year. For 2003 there was no adjustment required from the annual impairment test.

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted as of December 30, 2001. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

In 2003, management identified equipment that was considered to be impaired. The net book value of the impaired assets was approximately $0.1 million and has been properly charged to operating income in accordance with SFAS No. 144. Management does not consider any other assets to be impaired as of December 27, 2003.

The Company, from time to time, enters into production agreements with other brewing companies. Occasionally, there are payments made upon entering into these agreements, and these payments are classified as assets and amortized over the life of the related agreement. As of December 27, 2003, management believes that there has not been any significant impairment of the Company’s long-lived assets related to these agreements.

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

Revenue Recognition

The Company recognizes revenue on product sales at the point in time when the Company issues an invoice and the following conditions exist: there is a contract between the Company and the customer, the price is fixed and final, and there is reasonable assurance of collection of the sales proceeds. Additionally, the Company records an allowance for estimated returns, in compliance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

Shipping Costs

Costs incurred for the shipping of finished goods are included in advertising, promotional and selling expenses in the accompanying consolidated statement of operations. The Company incurred shipping and handling costs of $12.5 million, $13.8 million, and $11.5 million for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

Advertising and Sales Promotions

The costs associated with advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expenditures for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, were $55.3 million, $62.2 million and $44.0 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables. The Company places its short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer distributors across the United States. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Fair Value of Financial Instruments

As of December 27, 2003 and December 28, 2002, the carrying amounts for cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note J for disclosure provisions as required by SFAS No. 148.

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

Management organizes financial information by product line for purposes of making operating decisions and assessing performance. A key unit of measure used to assess performance and determine the appropriate allocation of resources is distributors’ sales volume, or depletions. With the exception of the volume produced at the Cincinnati Brewery under contract arrangement with third parties, the Company has determined that the product line operating segments meet all of the aggregation criteria as defined by accounting principles generally accepted in the United States of America. Accordingly, these operating segments have been aggregated as a single operating segment. Volume produced at the Cincinnati Brewery under contract for others is not material to the Company’s financial statements as a whole and therefore the results of this operating segment have been aggregated with the Company’s other operating segments. Substantially all of the Company’s sales and assets are within the United States.

Reclassifications

Certain prior-period amounts have been reclassified to permit comparison with the current year’s presentation.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied to instruments created or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 had no material impact on its financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Short-term Investments

Short-term investments as of December 27, 2003 and December 28, 2002 were classified as follows, depending upon the Company’s intent and the nature of the investment (in thousands):

	As of December 27, 2003		As of December 28, 2002

	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Gain	Value	Gain

Investment Classification
Available-for-sale	$15,098	$141	$31,941	$481
Trading	—	—	60	60

Total	$15,098	$141	$32,001	$541

Sales proceeds and gross realized gains and losses on investments for the years ending December 27, 2003, December 28, 2002, and December 29, 2001 were (in thousands):

	2003	2002	2001

Sale proceeds	$20,470	$5,021	$10,238

Gross realized losses	—	—	—

Gross realized gains	$128	$21	$238

In 2002, the Company received stock from the demutualization of a third party insurance provider. This security was classified as a trading security, and was sold for a gain of $1.3 million during the fourth quarter 2002.

D.	Inventories

Inventories for the years ended December 27, 2003 and December 28, 2002 consisted of the following (in thousands):

	2003	2002

Raw materials, principally hops	$8,233	$6,548
Work in process	769	758
Finished goods	888	1,036

	$9,890	$8,342

2003 ending inventories were higher than 2002 due to improvement made in the hop supply chain resulting in the 2003 hop crop being received into inventory prior to year-end, which was earlier than in previous years.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Property, Plant and Equipment

Property, plant and equipment for the years ended December 27, 2003 and December 28, 2002 consisted of the following (in thousands):

	2003	2002

Kegs	$23,404	$22,686
Machinery and plant equipment	19,185	19,232
Office equipment and furniture	5,937	5,690
Leasehold improvements	3,604	3,490
Land	350	350
Building	1,420	1,420

	53,900	52,868
Less accumulated depreciation	36,841	32,666

	$17,059	$20,202

The Company recorded depreciation expense related to these assets of $4.7 million, $5.4 million and $6.4 million for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

F.	Accrued Expenses

Accrued expenses for the years ended December 27, 2003 and December 28, 2002 consisted of the following (in thousands):

	2003	2002

Advertising, promotional and selling expenses	$2,437	$3,337
Keg deposits	2,984	2,744
Employee wages and reimbursements	2,915	3,088
Accrued freight	969	1,053
Other accrued liabilities	6,199	5,652

	$15,504	$15,874

G.	Long-term Debt and Line of Credit

The Company has a credit facility in place that provides for a $45.0 million revolving line of credit and expires on March 31, 2007. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (4.00% at December 27, 2003) or (ii) the applicable LIBOR rate (1.48% at December 27, 2003) plus .45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 27, 2003 and December 28, 2002. There were no amounts outstanding under the Company’s credit facilities as of December 27, 2003 and December 28, 2002.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Income Taxes

Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 27, 2003 and December 28, 2002 are as follows (in thousands):

	2003			2002

	Current	Long-Term	Total	Current	Long-Term	Total

Deferred tax assets:
Incentive option/investment share plan	$—	$207	$207	$—	$240	$240
Accrued expenses	414	167	581	475	—	475
Reserves	931		931	1,461	—	1,461
Deferred compensation		186	186	—	186	186
Long-term contracts		549	549	—	686	686
Other	31	13	44	46	82	128

Deferred tax assets	1,376	1,122	2,498	1,982	1,194	3,176
Valuation allowance	—	(86)	(86)	—	—	—

Total deferred tax assets	1,376	1,036	2,412	1,982	1,194	3,176
Deferred tax liabilities:
Depreciation	—	(3,152)	(3,152)	—	(2,965)	(2,965)
Hops inventory loss	(199)	—	(199)	—	(635)	(635)
Unrealized gain on trading securities	—	(75)	(75)	(23)	—	(23)

Net deferred tax assets (liabilities)	$1,177	$(2,191)	$(1,014)	$1,959	$(2,406)	$(447)

Significant components of the income tax provision (benefit) for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 are as follows (in thousands):

	2003	2002	2001

Current:
Federal	$5,127	$5,226	$2,267
State	791	1,074	1,243

Total current	5,918	6,300	3,510
Deferred:
Federal	468	(554)	1,495
State	30	(208)	379

Total deferred	498	(762)	1,874

Total income tax provision	$6,416	$5,538	$5,384

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reconciliation to statutory rates is as follows:

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.0%	3.7%	4.5%
Meals and entertainment	1.4%	1.0%	2.0%
Tax-exempt income	(1.1)%	(1.1)%	—
Effect of capital loss carryforward	—	(.1)%	(.7)%
Other	(.5)%	.8%	(.1)%

	37.8%	39.3%	40.7%

I.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $10.2 million, $22.0 million, and $1.2 million at December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices to which the Company is committed. The prices are denominated in Euros. The Company has no forward exchange contracts in place as of December 27, 2003 and intends to purchase future hops using the exchange rate at the time of purchase. Hops purchase commitments outstanding at December 27, 2003 totaled $11.0 million. Purchases under these contracts for the years ended December 27, 2003, December 28, 2002, and December 29, 2001 were approximately $5.2 million, $1.1 million, and $.9 million, respectively.

In the normal course of business, the Company enters into various production agreements with brewing companies. Title to beer products brewed under contract arrangement remains with the brewing company until the brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There were approximately $2.5 million of raw materials and beer products in process at the brewing companies for which the Company was liable as of December 27, 2003 and December 28, 2002. Additionally, the Company is obligated to meet annual volume requirements in conjunction with certain production agreements. During 2003, the Company met all existing minimum volume requirements in accordance with its production agreements, with the exception of one brewery location. The fees associated with this minimum volume requirement are not significant, and have been fully expensed in the Company’s financial statements at December 27, 2003.

The Company’s contracts with its supplying breweries periodically require it to purchase fixed assets in support of brewery operations. At this time, there are no specific fixed asset purchases anticipated at certain brewery locations under existing contracts during the next 12 months, but this could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter new production relationships.

Lease Commitments

The Company has various operating lease agreements in place as of December 27, 2003, primarily involving real estate. Terms of the leases include, in some instances, purchase options, renewals, and maintenance costs and varies by lease. These lease obligations expire at various dates through 2009.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum annual rental payments under these agreements are as follows (in thousands):

2004	$1,190
2005	1,135
2006	873
2007	140
2008	136
Thereafter	125

$3,599

Rent expense for the years ended December 27, 2003, December 28, 2002, and December 29, 2001 was approximately $1.3 million, $1.3 million, and $.9 million, respectively.

Litigation

In 2002, Miller Brewing Company filed a Demand for Arbitration with the American Arbitration Association seeking a determination as to whether Miller has the right to terminate its existing contractual obligations to the Company, prior to the expiration of the production agreement. In September 2003, an arbitration hearing was held and in October 2003 the arbitrators ruled that Miller was not entitled to early termination of the production agreement with the Company and that the agreement remains in full force and effect. In addition, Miller was required to reimburse the Company for its legal fees and expenses relating to the arbitration proceedings, and for incremental freight expenses incurred by the Company arising out of production transferred from the Tumwater, Washington and Lehigh, Pennsylvania breweries to Miller’s brewery in Eden, North Carolina, which amounts were paid in the fourth quarter 2003.

The Company is party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

J.	Common Stock

Class A Common Stock

There were 22,700,000 shares authorized of Class A Common Stock with a par value of $.01, of which 16,945,418 shares were issued and outstanding, including 7,102,467 treasury shares, as of December 27, 2003. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for certain (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

There were 4,200,000 shares authorized of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding, at December 27, 2003. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, and (c) sales or dispositions of any significant portion of the Company’s assets. The Company’s Class B Common Stock is not listed for trading. Each share of

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

Employee Stock Compensation Plan

On November 20, 1995, the Company adopted the Employee Equity Incentive Plan (the “Equity Plan”), which provided for the grant of Management Options, Discretionary Options and Investment Shares to employees of the Company. The Equity Plan was amended effective December 19, 1997 to delete the provision that had permitted the grant of Management Options that had been granted at $0.01 per share and to provide for an additional 1.0 million authorized shares and was subsequently amended on December 14, 2001 to provide for an additional 1.0 million authorized shares. The Plan is administered by the Board of Directors of the Company, based on recommendations received from the Compensation Committee of the Board of Directors, including grants of Discretionary Options. The Compensation Committee consists of four independent directors.

The Investment Share feature of the Equity Plan permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment Shares vest ratably over a five-year period. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period. The Company recognized employee-related compensation expense for this feature of the Equity Plan of $.1 million for the years ending December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Under the Equity Plan, Investment Shares purchased and vested for the years ended December 27, 2003, December 28, 2002, and December 29, 2001 were as follows:

	2003	2002	2001

Purchased	29,653	13,432	29,140
Vested	16,141	14,256	9,072

The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.4 million and 1.8 million were granted and not canceled at December 27, 2003 and December 28, 2002, respectively.

Non-Employee Options

On May 21, 1996, the Company adopted a Stock Option Plan for Non-Employee Directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company was granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board. The Non-Employee Director Plan was amended on December 19, 1997 to change the term of the options granted there under, and was further amended as of May 30, 2000 to increase each annual option grant. On December 14, 2001, the Board of Directors further amended the Plan to provide for an additional 100,000 authorized shares reserved for issuance. The plan was further amended in February 2003 to provide for an additional grant to Directors upon their initial election to the Board of Directors. At that time, existing non-employee Directors also received a one-time grant of an equal amount. The Company accounts for this plan using the intrinsic method.

The Company has reserved 200,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Option Plan, of which 170,000 and 120,000 were granted and not cancelled at December 27, 2003 and December 28, 2002, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Activity

Information related to options under the Equity Plan, the Non-Employee Director Option Plan and the SARs are as follows:

			Weighted Average
	Shares	Option Price	Exercise Price

Outstanding at December 30, 2000	1,442,899	$0.01 – $18.56	$9.45
Granted	299,500	$8.84 – $ 9.24	$8.88
Canceled	(49,037)	$0.01 – $ 8.84	$7.90
Exercised	(60,828)	$0.01 – $ 8.44	$6.29

Outstanding at December 29, 2001	1,632,534	$0.01 – $18.56	$9.76
Granted	265,200	$16.20 – $35.09	$19.78
Canceled	(31,020)	$7.16 – $17.55	$11.54
Exercised	(217,414)	$0.01 – $12.06	$8.16

Outstanding at December 28, 2002	1,649,300	$0.01 – $35.09	$10.40
Granted	465,000	$13.84 – $20.98	$15.65
Canceled	(130,000)	$7.16 – $35.09	$15.26
Exercised	(246,033)	$0.01 – $17.54	$8.72

Outstanding at December 27, 2003	1,738,267	$0.01 – $35.09	$11.13

Options exercisable were 891,207 at December 27, 2003, 859,583 at December 28, 2002 and 835,144 at December 29, 2001. The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and applies APB Opinion No. 25 and related interpretations for the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2003	2002	2001

Net income, as reported	$10,558	$8,553	$7,833

Add: Stock-based employee compensation expense reported in net income, net of tax effects	53	42	56
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(936)	(999)	(800)

Pro forma net income	$9,675	$7,596	$7,090
Earnings per share:
Basic — as reported	$0.72	$0.53	$0.48
Basic — pro forma	$0.66	$0.47	$0.43
Diluted — as reported	$0.70	$0.52	$0.47
Diluted — pro forma	$0.64	$0.46	$0.43

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Volatility	35.0%	35.8%	35.8%
Expected life of option	6.8 years	7.1 years	6.0 years
Risk free interest rate	3.25%	3.42%	4.67%
Dividend yield	0%	0%	0%

The weighted average fair value of stock options granted in 2003, 2002, and 2001 was $6.19, $7.40, and $3.03, respectively.

The following table summarizes information about stock options outstanding at December 27, 2003:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.01 – $ 0.01	7,165	1.53 years	$0.01	7,165	$0.01
$7.16 – $ 9.53	747,289	5.28 years	$8.85	516,439	$9.09
$11.09 – $16.64	667,413	6.85 years	$14.35	316,163	$13.67
$16.88 – $23.33	288,900	6.34 years	$18.16	51,440	$17.67
$29.30 – $35.09	27,500	3.19 years	$32.46	—	$0.00

$0.01 – $35.09	1,738,267	6.01 years	$12.85	891,207	$11.13

Stock Repurchase Program

The Board of Directors have approved up to $80.0 million for the repurchase of the Company’s Class A Common Stock. Through December 27, 2003, the Company has repurchased a total of approximately 7.1 million shares of its Class A Common Stock for an aggregate purchase price of $74.8 million.

K.	Employee Retirement Plans

The Company has one retirement plan covering substantially all non-union employees and five retirement plans covering substantially all union employees.

The Boston Beer Company 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees. All fulltime, non-union employees over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each employee’s contribution dollar for dollar up to $1,000 and 50% of the employee’s additional contribution, such employee contributions not to exceed 6% of the employee’s total annual wages, prorated during the first year of employment. The Company made contributions to the Plan in each of the three years ended December 27, 2003, December 28, 2002, and December 29, 2001 of $.5 million, $.4 million, and $.4 million, respectively.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees, was established by the Company in 1997 and is available to all union employees upon completion of one hour of fulltime employment.

Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company does not make contributions to this plan, but does incur immaterial administration costs.

The Company-sponsored defined pension plan, The Local Union #1199 Defined Benefit Pension Plan (Local 1199 Plan), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions to this plan in each of the three years ended December 27, 2003, December 28, 2002, and December 29, 2001 of $.1 million. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Local 1199 Plan are detailed in the tables below.

The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded vested benefits. Pension expense and employer contributions for these multi-employer plans were not significant in the aggregate.

Obligations and asset data of the Local 1199 Plan is presented in the following tables (in thousands):

	2003	2002	2001

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$559	$453	$386
Service cost	52	48	44
Interest cost	38	33	26
Actuarial loss	67	34	2
Benefits paid	(9)	(9)	(5)

Projected benefit obligation at end of year	$707	$559	$453

	2003	2002	2001

Change in plan assets
Fair value of plan assets at beginning of year	$422	$390	$356
Actual return on plan assets	57	(21)	(6)
Employer contributions	72	62	45
Benefits paid	(9)	(8)	(5)

Fair value of plan assets at end of year	$542	$423	$390

Reconciliation of funded status
Funded status	$(166)	$(136)	$(62)
Unrecognized actuarial loss	248	213	131

Net amount recognized	$82	$77	$69

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,	December 31,
	2003	2002	2001

Measurement date for obligations and assets
Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(166)	$(136)	$(62)
Accumulated other comprehensive income	248	213	131

Net amount recognized	$82	$77	$69

	2003	2002	2001

Accumulated benefit obligation	$707	$559	$453

	2003	2002	2001

Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$707	$559	$453
Accumulated benefit obligation	707	559	453
Fair value of plan assets	542	423	390

	2003	2002	2001

Components of net periodic benefit cost
Service cost	$52	$48	$44
Interest cost	38	33	26
Return on plan assets	(35)	(36)	(29)
Recognized net actuarial loss	12	9	4

Net annual periodic pension cost	$67	$54	$45

	2003	2002	2001

Increase in minimum liability included in other comprehensive income, net of tax	$35	$82	$—

	December 31,	December 31,	December 31,
	2003	2002	2001

Weighted average assumptions used to determine benefit obligations as of years ended
Discount rate	6.3%	6.8%	6.8%

	December 31,	December 31,	December 31,
	2003	2002	2001

Weighted average assumptions used to determine periodic benefit cost for years ended
Discount rate	6.8%	6.8%	6.8%
Expected return on assets	7.8%	7.8%	7.8%

The basis of the long-term rate of return assumption reflects the Local 1199 Plan’s current asset mix of approximately 60% debt securities and 40% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 11% for equity securities. It is assumed that the Plan’s investment portfolio will be adjusted periodically to maintain the current ratios of debt securities

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and equity securities. Additional consideration is given to the Plan’s historical returns as well as future long-range projections of investment returns for each asset category.

The Local 1199 Plan’s weighted-average asset allocations at December 31, 2003 and December 31, 2002, by asset category are as follows:

Asset Category	2003	2002

Equity securities	42%	38%
Debt securities	58%	62%
Total	100%	100%

The weighted-average asset allocations at December 31, 2001 were not available.

The Local 1199 Plan does not have formal investment strategies but invests in a family of funds that are designed to minimize excessive short-term risk and focus on consistent, competitive long-term performance, consistent with the funds’ investment objectives. The fund specific objectives vary and include maximizing long-term returns both before and after taxes, maximizing total return from capital appreciation plus income and funds that invest primarily in common stock of companies that cover a broad range of industries and that have market capitalization of at least $5 billion at the time of purchase.

Contributions

The Company expects to contribute $.1 million to the Local 1199 Plan during the year ending December 25, 2004.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected
Benefit
Fiscal Years Ending	Payments

2004	13
2005	16
2006	17
2007	18
2008	21
2009-2013	201

A comprehensive medical plan is offered to union employees who have voluntarily retired at 65 or have become permanently disabled. Employees must have worked for the Company or have prior ownership for at least 10 years at the Cincinnati Brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 6.3% at December 27, 2003 and December 28, 2002 and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The actuarial and recorded liabilities for this benefit have been funded within all material respects as of December 27, 2003 and December 28, 2002.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

	2003	2002	2001

Net income	$10,558	$8,553	$7,833
Shares used in net income per common share — basic	14,723	16,083	16,413
Dilutive effect of potential common shares	277	324	177

Shares used in net income per common share — diluted	15,000	16,407	16,590
Net income per common share — basic	$0.72	$0.53	$0.48

Net income per common share — diluted	$0.70	$0.52	$0.47

Options to purchase 374,000, 307,000 and 426,000 shares of Class A Common Stock were outstanding but not included in computing diluted EPS because their effects were anti-dilutive as of December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

M.	Valuation and Qualifying Accounts

The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 is as follows (in thousands):

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Allowance for Doubtful Accounts	of Period	(Recovery)	(Deductions)	End of Period

2003	$689	$112	$(351)	$450
2002	$625	$183	$(119)	$689
2001	$625	$—	$—	$625

Deductions from allowance for doubtful accounts represent the write-off of uncollectible balances.

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Inventory Obsolescence Reserve	of Period	(Recovery)	(Deductions)	End of Period

2003	$1,837	$(790)	$—	$1,047
2002	$2,239	$(402)	$—	$1,837
2001	$2,332	$(93)	$—	$2,239

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Stale Beer Reserve	of Period	(Recovery)	(Deductions)	End of Period

2003	$719	$23	$—	$742
2002	$470	$249	$—	$719
2001	$550	$(80)	$—	$470

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	Quarterly Results (Unaudited)

In management’s opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	For Quarters Ended
	(In thousands, except per share data)

	December 27,	September 28,	June 29,	March 30,	December 28,	September 28,	June 29,	March 30,
	2003	2003	2003	2003	2002	2002	2002	2002

Barrels Sold	303	333	330	270	323	336	353	275
Revenue	$56,235	$61584	$62,161	$50,123	$60,038	$62,602	$65,217	$50,478
Less excise taxes	5,474	6,039	5,841	4,804	5,774	6,043	6,345	4,818

Net revenue	50,761	55,545	56,320	45,319	54,264	56,559	58,872	45,660
Cost of goods sold	22,016	22,853	21,965	18,772	22,917	23,569	23,369	18,512

Gross profit	28,745	32,692	34,355	26,547	31,347	32,990	35,503	27,148

Advertising, promotional, and selling expenses	20,286	22,239	26,006	23,310	25,091	29,366	24,592	21,685
General and administrative expenses	2,808	4,348	3,669	3,803	3,636	3,378	4,153	3,419

Total operating expenses	23,094	26,587	29,675	27,113	28,727	32,744	28,745	25,104

Operating income (loss)	5,651	6,105	4,680	(566)	2,620	246	6,758	2,044

Interest income, net	144	287	260	394	388	334	198	199
Other income (expenses), net	20	3	4	(8)	59	(6)	1,257	(6)

Income (loss) before provision (benefit) for income taxes	5,815	6,395	4,944	(180)	3,067	574	8,213	2,237
Provision (benefit) for income taxes	2,198	2,407	1,882	(71)	999	212	3,410	917

Net income (loss)	$3,617	$3,988	$3,062	$(109)	$2,068	$362	$4,803	$1,320

Earnings (loss) per share — basic	$0.26	$0.28	$0.20	$(0.01)	$0.13	$0.02	$0.29	$0.08

Earnings (loss) per share — diluted	$0.25	$0.28	$0.20	$(0.01)	$0.13	$0.02	$0.29	$0.08

Weighted average shares — basic	13,890	14,183	15,087	15,734	15,749	15,878	16,354	16,352

Weighted average shares — diluted	14,227	14,465	15,306	15,991	16,059	16,175	16,682	16,695

Item 9.	Changes in and Disagreements With Accountants on Financial Disclosures

During the first quarter of 2002, the Company commenced a review of its independent auditing services. Effective May 1, 2002, upon the recommendation of the Audit Committee, the Board of Directors dismissed Arthur Andersen LLP (“Andersen”) as its independent auditor and appointed Deloitte & Touche LLP as its independent auditor for the Company’s fiscal year ending December 28, 2002. At the recommendation of the Audit Committee of the Board of Directors, the engagement of Deloitte & Touche LLP was approved by the Board of Directors and by the sole holder of the Company’s Class B Common Stock.

The report of Andersen on the financial statements for the years ended December 29, 2001 and December 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 29, 2001 and December 30, 2000 and through the date of termination of the engagement, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, between the Company and Andersen.

During the Company’s fiscal years ended December 29, 2001 and December 30, 2000 through the date of the engagement, the Company did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that Deloitte & Touche LLP might render on the Company’s consolidated financial statements.

Item 9A.	Controls and Procedures

As of December 27, 2003, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

In December, 2002, the Board of Directors of the Company adopted a (i) Code of Business Conduct and Ethics that applies to its Chief Executive Officer and Chief Financial Officer, and (ii) Corporate Governance Guidelines. These, as well as the charters of each of the Board Committees, are posted on the Company’s website, www.bostonbeer.com, and are available in print to any shareholder who requests them. Such requests should be directed to the Investor Relations Department, The Boston Beer Company, Inc., 75 Arlington Street, Boston, MA 02116. The Company intends to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s Chief Executive Officer or Chief Financial Officer and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on the Company’s website.

The information required by Item 10 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting to be held on May 25, 2004. On September 8, 2003, William F. Urich joined the Company as its Treasurer and Chief Financial Officer.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting to be held on May 25, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting to be held on May 25, 2004.

Related Stockholder Matters

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	1,738,267	$11.13	1,607,219
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,738,267	$11.13	1,607,219

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting to be held on May 25, 2004.

Item 14.	Principal Accountant Fees and Services

The information required by Item 13 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting to be held on May 25, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements and financial statement schedules are contained in Item 8 of Part II to this report on Form 10-K.

(b) On October 28, 2003, the Company furnished a report under Item 12 on Form 8-K with the Securities and Exchange Commission.

      On November 20, 2003, the Company filed a report under Item 5 on Form 8-K with the Securities and Exchange Commission.

(c) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).
10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).
10.3	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.4	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).
10.5	Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).
10.6	Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
10.7	Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).
10.8	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
+10.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).
+10.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).
+10.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).
10.12	Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).
+10.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).
+10.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).
10.15	Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

Exhibit No.	Title

+10.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).
10.17	Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).
10.18	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).
10.19	1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
10.23	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).
+10.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).
+10.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
10.27	Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).
+10.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
10.31	Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
+10.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.34	Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.35	Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

Exhibit No.	Title

+10.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.41	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002) (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
+10.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
*11.1	The information required by exhibit 11 has been included in Note M of the notes to the consolidated financial statements.
14.1	Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 27, 2003
*23.1	Consent of Deloitte & Touche LLP, independent accountants with respect to the Company.
*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2004.

THE BOSTON BEER COMPANY, INC.

/s/ MARTIN F. ROPER

MARTIN F. ROPER
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ MARTIN F. ROPER Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ WILLIAM F. URICH William F. Urich	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. JAMES KOCH C. James Koch	Chairman, Clerk and Director

/s/ PEARSON C. CUMMIN, III Pearson C. Cummin, III	Director

/s/ ROBERT N. HIATT Robert N. Hiatt	Director

/s/ JAMES C. KAUTZ James C. Kautz	Director

/s/ CHARLES JOSEPH KOCH Charles Joseph Koch	Director

/s/ JEAN-MICHEL VALETTE Jean-Michel Valette	Director