Form 10-Q
period 2004-03-27
BOSTON BEER CO INC
filed 2004-05-06
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	March 27, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes [X]      No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes [X]      No [   ]

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2004:

Class A Common Stock, $.01 par value	9,114,485
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
MARCH 27, 2004

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 27,	December 27,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$24,746	$27,792
Short-term investments	21,233	15,098
Accounts receivable, net of the allowance for doubtful accounts of $515 and $450 as of March 27, 2004 and December 27, 2003, respectively	9,571	10,432
Inventories	10,467	9,890
Prepaid expenses	1,448	1,126
Deferred income taxes	1,337	1,177
Other current assets	965	2,304

Total current assets	69,767	67,819
Property, plant and equipment, net	16,889	17,059
Other assets	1,178	1,099
Goodwill	1,377	1,377

Total assets	$89,211	$87,354

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	6,343	6,395
Accrued expenses	14,550	15,504

Total current liabilities	20,893	21,899
Long-term deferred income taxes	2,103	2,191
Other long-term liabilities	693	740

Total liabilities	23,689	24,830
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 17,076,750 and 16,945,418 issued as of March 27, 2004 and December 27, 2003, respectively	171	169
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	64,398	62,517
Unearned compensation	(374)	(229)
Accumulated other comprehensive income	34	45
Retained earnings	76,029	74,758
Less: Treasury Stock, at cost 7,102,467 and 7,102,467 shares as of March 27, 2004 and December 27, 2003, at cost, respectively	(74,777)	(74,777)

Total stockholders’ equity	65,522	62,524

Total liabilities and stockholders’ equity	$89,211	$87,354

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 27,	March 29,
	2004	2003
	(unaudited)	(unaudited)
Revenue	$49,307	$50,123
Less excise taxes	4,652	4,804

Net revenue	44,655	45,319
Cost of sales	18,073	18,772

Gross profit	26,582	26,547
Operating expenses:
Advertising, promotional and selling expenses	21,522	23,310
General and administrative expenses	3,209	3,803

Total operating expenses	24,731	27,113

Operating income (loss)	1,851	(566)

Other income, net:
Interest income, net	200	394
Other expense, net	(8)	(8)

Total other income, net	192	386

Income (loss) before provision for income taxes	2,043	(180)
Provision (benefit) for income taxes	772	(71)

Net income (loss)	$1,271	$(109)

Net income (loss) per common share – basic	$0.09	($0.01)

Net income (loss) per common share – diluted	$0.09	($0.01)

Weighted average number of common shares – basic	14,019	15,734

Weighted average number of common shares – diluted	14,352	15,991

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 27,	March 29,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,271	$(109)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,251	1,383
Bad debt expense	65	—
Stock option compensation expense	22	22
Changes in assets and liabilities:
Accounts receivable	795	(156)
Inventory	(577)	(2,399)
Prepaid expenses	(322)	(21)
Other current assets	1,377	98
Other assets	(114)	—
Deferred taxes	52	—
Accounts payable	(51)	2,917
Accrued expenses	(953)	(2,172)
Other long-term liabilities	(46)	—

Net cash from (used in) operating activities	2,770	(437)

Cash flows from investing activities:
Purchases of property, plant and equipment	(862)	(595)
Purchases of available-for-sale securities	(6,138)	(3,337)

Net cash used in investing activities	(7,000)	(3,932)

Cash flows from financing activities:
Purchase of treasury stock	—	(4,995)
Proceeds from exercise of stock options	1,136	320
Net proceeds from the sale of Investment Shares	48	44

Net cash from (used in) financing activities	1,184	(4,631)

Change in cash and cash equivalents	(3,046)	(9,000)
Cash and cash equivalents at beginning of period	27,792	20,608

Cash and cash equivalents at end of period	$24,746	$11,608

Supplemental disclosure of cash flow information:
Income taxes paid	$87	$1,073

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of March 27, 2004 and the statement of consolidated operations and consolidated cash flows for the quarters ended March 27, 2004 and March 29, 2003 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of March 27, 2004 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 27, 2004 and March 29, 2003, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Short-Term Investments

Short-term investments as of March 27, 2004 and December 27, 2003 were as follows (in thousands):

	As of March 27, 2004		As of December 27, 2003
Investment	Fair Market	Unrealized	Fair Market	Unrealized
Classification	Value	Gain/(Loss)	Value	Gain/(Loss)
Available-for-sale	$21,233	$138	$15,098	$141

There were no realized gains or losses recorded during the period ended March 27, 2004 and March 29, 2003.

C. Inventories

Inventories, which consist principally of hops, brewing materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	March 27,	December 27,
	2004	2003
Raw materials, principally hops	$8,517	$8,233
Work in process	933	769
Finished goods	1,017	888

	$10,467	$9,890

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

	For the three months ended
	March 27, 2004	March 29, 2003
Net income (loss)	$1,271	$(109)

Shares used in net income per common share – basic	14,019	15,734
Dilutive effect of potential common shares	333	257

Shares used in net income per common share – diluted	14,352	15,991
Net income (loss) per common share – basic	$0.09	$(0.01)

Net income (loss) per common share – diluted	$0.09	$(0.01)

E. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	For the three months ended
	March 27, 2004	March 29, 2003
Net income (loss)	$1,271	$(109)
Unrealized loss on available-for-sale securities, net of tax	58	(151)
Minimum pension liability adjustment, net of tax	(69)	—

Comprehensive income (loss)	$1,260	$(260)

F. Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $8.6 million and $10.2 million at March 27, 2004 and December 27, 2003, respectively. These purchase commitments reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at March 27, 2004 totaled $11.1 million (based on the exchange rate at March 27, 2004), compared to $11.0 million at December 27, 2003.

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

	For the three months ended
	March 27, 2004	March 29, 2003
Net income (loss), as reported	$1,271	$(109)

Add: Stock-based employee compensation expense reported in net income (loss), net of tax effects	14	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(222)	(449)

Pro forma net income (loss)	$1,063	$(545)
Earnings per share:
Basic – as reported	$0.09	($0.01)
Basic – pro forma	$0.08	($0.03)
Diluted – as reported	$0.09	($0.01)
Diluted – pro forma	$0.07	($0.03)

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month period ended March 27, 2004 as compared to the three-month period ended March 29, 2003. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 27, 2003.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.

Three Months Ended March 27, 2004 compared to Three Months Ended March 29, 2003

Net revenue. Net revenue decreased by 1.5%, or $0.6 million, to $44.7 million for the three months ended March 27, 2004 from $45.3 million for the three months ended March 29, 2003. The decrease is primarily due to a decrease in volume of Boston Beer’s core brands, only partially offset by an increase in net revenue per barrel.

Volume. Total volume decreased by 2.6% or 7,000 barrels to 263,000 barrels in the three months ended March 27, 2004 from the same period 2003, due to a decline in Sam Adams Light®, partially offset by an increase in Samuel Adams Boston Lager® and Seasonal brands. The higher 2003 Sam Adams Light® volume reflects trial sales following the Company’s rollout of the brand.

Orders in hand suggest that shipments for April and May 2004 will be up approximately 8% as compared to the same periods last year. Actual shipments for the quarter ending June 26, 2004 may differ from this estimate, however, and no inferences should be drawn with respect to shipments in future periods.

Net revenue per barrel. Net revenue per barrel increased by approximately 1.2% to $169.79 per barrel for the quarter ended March 27, 2004. This increase is primarily due to a first quarter price increase in some markets, partially offset by changes in the packaging and product mix. The ratio of bottles to kegs decreased, with bottles representing 70.5% of total shipments in the three months ended March 27, 2004 as compared to 72.3% for the same period last year. The shift in the packaging mix to kegs from bottles reduced net revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles. This shift is primarily due to the higher shipment volume of Sam Adams Light® during the first quarter 2003 for trial sales following the rollout of the product, as this product was only available in bottles in most markets.

Gross Profit. Gross profit was 59.5% as a percentage of net revenue, or $101.07 per barrel for the quarter ended March 27, 2004, as compared to 58.6% and $98.32 for the quarter ended March 29, 2003. The increase per barrel was primarily due to price increases combined with a 1.2% decline in cost of goods sold per barrel.

Cost of goods sold decreased by $0.81 per barrel to$68.72 per barrel, or 40.5% as a percentage of net revenue, for the quarter ended March 27, 2004, as compared to $69.53 per barrel, or 41.4% as a percentage of net revenue, for the quarter ended March 29, 2003. This was due primarily to decreases in certain operating costs at the Cincinnati Brewery and a package mix move to more draft, offset by increases in certain materials and services. The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that may classify costs related to distribution differently.

Advertising, Promotional and Selling. As a percentage of net revenue, advertising, promotional and selling expenses were 48.2% for the quarter ended March 27, 2004, as compared to 51.4% for the quarter ended March 29, 2003. Advertising, promotional and selling expenses decreased by 7.7% or $1.8 million, to $21.5 million for the three months ended March 27, 2004, compared to $23.3 million for the three months ended March 29, 2003. This decrease is primarily due to declines in

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

advertising and point-of-sale costs. The decline in advertising is driven by more effective purchasing of television media in the first quarter 2004, as compared to the same period 2003, partially offset by higher print and outdoor advertising costs to support Sam Adams Light® in 2004. Point-of-sale merchandise expenses decreased by $0.8 million in 2004. The higher first quarter 2003 expenses reflected a significant investment in a new style of tap handle. The Company remains committed to the current Samuel Adams Boston Lager® advertising campaign, while working aggressively to develop stronger Sam Adams Light® messaging. A new Sam Adams Light® advertising campaign is expected to be introduced in the third quarter 2004.

General and administrative. General and administrative expenses decreased by 15.6% or $0.6 million to $3.2 million for the quarter ended March 27, 2004 as compared to the same period last year, primarily due to a decline in employee-related costs and legal expenses. The Company began incurring significant legal expenses in the first quarter 2003 in connection with the Miller Brewing Company arbitration in the prior year, which was eventually resolved in the fourth quarter 2003.

Interest income, net. Interest income decreased 49.2% to $0.2 million for the quarter ended March 27, 2004 from $0.4 million for the quarter ended March 29, 2003. This decrease is primarily due to lower capital gains distributions received during the first quarter 2004, compared to the first quarter 2003.

Provision for income taxes. The Company’s effective tax rate decreased to approximately 37.8% for the three months ended March 27, 2004 from 39.3% for the same period last year. This decline is due to shifting a significant portion of the Company’s investments from taxable to tax-exempt instruments, as well as a reorganization of its corporate structure. The Company currently estimates that its effective tax rate for fiscal year 2004 will be approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial condition continued to be strong during the first three months of 2004. Cash and short-term investments increased by $3.1 million to $46.0 million as of March 27, 2004 from $42.9 million as of December 27, 2003. For the three months ended March 27, 2004, the increase in cash and short-term investments was primarily due to cash flows provided by operating and financing activities, partially offset by purchases of machinery and equipment.

Cash flows from operating activities were $2.8 million and ($0.4) million as of March 27, 2004 and March 29, 2003, respectively. The increase in the first quarter 2004 as compared to the prior year was primarily due to an increase in net income, declines in income taxes receivable and trade receivables during the current quarter, and timing differences relating to purchases of hops inventory and accounts payable. The reduced trade receivables balance reflects completion of the implementation of a shorter payment terms during the first quarter 2004.

Cash from financing activities increased by $5.8 million to $1.2 million for the quarter ended March 27, 2004 as compared to the same period last year. The Company repurchased none of its outstanding stock during the first quarter 2004 as compared to $5.0 million worth during the first quarter 2003. The Company remains committed to re-investing in Company stock and, as of March 27, 2004, there was $5.2 million remaining under the $80 million expenditure authorization by the Board of Directors related to the Stock Repurchase Program. From the inception of the Stock Repurchase Program through May 3, 2004, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million.

During the quarter ended March 27, 2004, the Company’s cash was primarily invested in taxable and tax-exempt money market funds and short term to medium term taxable and tax-exempt bond funds, with the objective to preserve principal, maintain liquidity and achieve favorable yields. The Company plans to continue to invest in these instruments, and, in addition, it may invest in short-term, tax-exempt interest-bearing securities.

The Company utilized $0.9 million for the purchase of capital equipment during the three months ended March 27, 2004 as compared to $0.6 million during the same period last year. Purchases during the first three months of 2004 consisted of kegs, computer equipment, and machinery and equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

With working capital of $48.9 million and $45.0 million in unused bank lines of credit as of March 27, 2004, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s $45.0 million credit facility expires on March 31, 2007. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

As of March 27, 2004, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table presents contractual obligations as of March 27, 2004.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Advertising Commitments	$8,622	$7,470	$1,152	$—	$—
Hops Purchase Commitments	11,107	3,609	5,466	2,032	—
Operating Leases	3,296	1,175	1,755	366	—

Total Contractual Obligations	$23,025	$12,254	$8,373	$2,398	$—

The Company’s outstanding purchase commitments related to advertising contracts of approximately $8.6 million at March 27, 2004 reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices, denominated in euros, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rate as of March 27, 2004. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in euros using the exchange rate at the time of purchase.

In the normal course of business, the Company is a party to production agreements with various third party brewing companies for the production of its products. Title to beer products brewed under these contract arrangements remains with the third party brewing company until it ships the beer products. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of the production agreement. There were approximately $1.9 million of raw materials and beer products in process at the contract brewers for which the Company was liable as of the end of each of the quarters ended March 27, 2004 and March 29, 2003.

Additionally, the Company is obligated to meet annual volume requirements in conjunction with certain production agreements. The fees associated with these minimum volume requirements are generally not significant and are expensed as incurred.

The Company’s agreements with its contract breweries periodically require the Company to purchase fixed assets in support of brewery operations. At this time, there are no specific fixed asset purchases anticipated under existing contracts for the remainder of 2004, but this could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production arrangements or should the Company enter new production relationships or introduce new products.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

Inventory Reserves

The excess hops inventory reserve accounts for a significant portion of the inventory obsolescence reserve. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted usage requirements. The computation of the excess hop inventory and purchase commitment reserve is based on the age of the hops on-hand and requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company will continue to manage hop inventory and contract levels as necessary. The current levels are deemed adequate, based upon foreseeable future brewing requirements. Actual hops usage and needs may differ materially from management’s estimates.

Promotional Activities Accrual

Throughout the year, the Company’s sales force engages in numerous promotional activities. In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Distributor Promotional Discount Allowance

The Company enters into promotional discount agreements with its various wholesalers for certain periods of time. The agreed-upon discount rates are applied to the wholesalers’ sales to retailers in order to determine the total discounted amount. The computation of the discount accrual requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual promotional discounts owed and paid could differ from the estimated accrual.

Stale Beer Accrual

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors and has historically refunded approximately fifty percent of the distributor’s cost on the beer that has passed its expiration date for freshness. The Company establishes an accrual based upon two factors. The first factor considers actual prior month return expense, which is applied to an estimated lag time for receipt of product and the processing of the credit to the distributor by the Company. The second factor is the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual.

Allowance for Deposits/First Fill Kegs

The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected. This deposit is refunded to the distributors upon return of the kegs to the Company. The allowance for deposits is estimated based on historical information and this computation requires that management make certain estimates and assumptions that affect the reported amounts of keg deposit liabilities at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual keg deposit liability could differ from the estimates.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since March 27, 2004, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 27, 2004, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

A complaint against many producers of alcoholic beverages, including the Company, has recently been filed in Ohio relating to advertising practices and underage consumption. The suit alleges that each defendant intentionally marketed its products to children and underage consumers and seeks an injunction and unspecified money damages on behalf of an undefined class of parents and guardians. This action is in its earliest stages. The Company intends to vigorously defend this litigation, but it is not possible at this time to determine its impact on the Company.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its results of operations.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant made the following purchases of Class A Common Stock during the period ended March 27, 2004:

			Total
			Number
			of Shares
			Purchased as
			Part of
			Publicly
	Total Number	Average Price	Announced
	of Shares	Paid per	Plans or
Period	Purchased	Share	Programs

December 28, 2003 to January 31, 2004	798	$4.52	-0-
February 1, 2004 to February 28, 2004	100	$7.95	-0-
February 29, 2004 to March 27, 2004	—	$-0-	-0-

Total	898	$4.91	-0-

On August 19, 2003, the Company’s Board of Directors authorized an additional $10.0 million for the repurchase of the Company’s Class A Common Stock, increasing the aggregate expenditure limitation to $80.0 million. As of March 27, 2004, there was $5.2 million remaining under the $80.0 million expenditure authorization related to the Stock Repurchase Program. During the first quarter 2004, the Company did not purchase any of its outstanding stock under the Stock Repurchase Program. From the inception of the Stock Repurchase Program through May 3, 2004, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million.

The 898 shares that were purchased during the first quarter 2004 represent repurchases of unvested investment shares issued under the Investment Share Program of the Employee Equity Incentive Plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Title
11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)             Reports on Form 8-K.

On February 11, 2004, the Company furnished a report under Item 12 on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: May 6, 2004	By: /s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2004	By: /s/ William F. Urich

William F. Urich
Treasurer and Chief Financial
Officer (principal accounting and
financial officer)