Form 10-Q
period 2004-06-26
BOSTON BEER CO INC
filed 2004-08-05
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

Yes [X]       No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes [X]       No [   ]

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2004:

Class A Common Stock, $.01 par value	10,050,768
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
JUNE 26, 2004

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 26,	December 27,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$52,068	$27,792
Short-term investments	3,001	15,098
Accounts receivable, net of the allowance for doubtful accounts of $515 and $450 as of June 26, 2004 and December 27, 2003, respectively	15,273	10,432
Inventories	9,180	9,890
Prepaid expenses	1,044	1,126
Deferred income taxes	1,138	1,177
Other current assets	443	2,304

Total current assets	82,147	67,819
Property, plant and equipment, net	17,022	17,059
Other assets	1,148	1,099
Goodwill	1,377	1,377

Total assets	$101,694	$87,354

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,176	$6,395
Accrued expenses	18,767	15,504

Total current liabilities	26,943	21,899
Long-term deferred income taxes	2,190	2,191
Other long-term liabilities	693	740
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 17,152,835 and 16,945,418 issued as of June 26, 2004 and December 27, 2003, respectively	172	169
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	65,481	62,517
Unearned compensation	(337)	(229)
Other comprehensive income	(104)	45
Retained earnings	81,392	74,758
Less: Treasury Stock at cost, 7,102,467 shares as of June 26, 2004 and December 27, 2003	(74,777)	(74,777)

Total stockholders’ equity	71,868	62,524

Total liabilities and stockholders’ equity	$101,694	$87,354

     The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Revenue	$68,520	$62,161	$117,827	$112,284
Less excise taxes	6,503	5,842	11,155	10,645

Net revenue	62,017	56,319	106,672	101,639
Cost of goods sold	24,504	21,965	42,577	40,737

Gross profit	37,513	34,354	64,095	60,902

Operating expenses:
Advertising, promotional and selling expenses	25,217	26,006	46,739	49,316
General and administrative expenses	3,630	3,669	6,839	7,472

Total operating expenses	28,847	29,675	53,578	56,788

Operating income	8,666	4,679	10,517	4,114

Other (expense) income:
Interest income, net	187	260	387	654
Other (expense) income	(231)	4	(239)	(4)

Total other (expense) income	(44)	264	148	650

Income before provision for income taxes	8,622	4,943	10,665	4,764
Provision for income taxes	3,259	1,881	4,031	1,811

Net income	$5,363	$3,062	$6,634	$2,953

Earnings per common share – basic	$0.38	$0.20	$0.47	$0.19

Earnings per common share – diluted	$0.37	$0.20	$0.46	$0.19

Weighted average number of common shares – basic	14,126	15,087	14,073	15,411

Weighted average number of common shares – diluted	14,465	15,306	14,406	15,649

     The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 26,	June 28,
	2004	2003
Cash flows from operating activities:
Net income	$6,634	$2,953
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,526	2,788
Loss on disposal of fixed assets	—	47
Stock option compensation expense	63	43
Bad debt expense	65	(39)
Realized loss (gain) on sale of short-term investments	229	(28)
Changes in assets and liabilities:
Accounts receivable	(4,906)	(5,086)
Inventories	710	(2,259)
Prepaid expenses	82	101
Other current assets	1,643	(943)
Other assets	(121)	—
Deferred income taxes	32	(796)
Accounts payable	1,781	1,951
Accrued expenses	3,263	(1,339)
Other long-term liabilities	(46)	(47)

Net cash from (used in) operating activities	11,955	(2,654)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,051)	(1,225)
Proceeds on disposal of equipment	—	14
Proceeds from the sale of available-for-sale investments	20,983	4,610
Purchases of available-for-sale securities	(6,256)	(3,560)
Purchases of held to maturity securities	(3,001)	—

Net cash from (used in) investing activities	9,675	(161)

Cash flows from financing activities:
Purchase of treasury stock	—	(17,359)
Proceeds from exercise of stock options	2,534	510
Net proceeds from the sale of investment shares	112	106

Net cash from (used in) financing activities	2,646	(16,743)

Change in cash and cash equivalents	24,276	(19,558)
Cash and cash equivalents at beginning of period	27,792	20,608

Cash and cash equivalents at end of period	$52,068	$1,050

Supplemental disclosure of cash flow information:
Income taxes paid	$533	$4,356

     The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of June 26, 2004 and the statement of consolidated operations and consolidated cash flows for the interim periods ending June 26, 2004 and June 28, 2003 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of June 26, 2004 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 26, 2004 and June 28, 2003, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Short-Term Investments

Short-term investments as of June 26, 2004 and December 27, 2003 were as follows (table in thousands):

	As of June 26, 2004		As of December 27, 2003
Investment	Fair Market	Unrealized	Fair Market	Unrealized
Classification	Value	Gain/(Loss)	Value	Gain/(Loss)
Available-for-sale	$—	$—	$15,098	$141
Held-to-maturity	$3,001	$—	$—	$—

Total	$3,001	$—	$15,098	$141

The Company recorded a realized loss of approximately $229,000 during the period ended June 26, 2004 and a realized gain of approximately $28,000 during the period ended June 28, 2003.

C. Inventories

Inventories, which consist principally of hops, brewing materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	June 26,	December 27,
	2004	2003
Raw materials, principally hops	$7,602	$8,233
Work in process	713	769
Finished goods	865	888

	$9,180	$9,890

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Advertising and Sales Promotions

The total amount of sales incentives, samples and other promotional discounts included within the advertising, promotional and selling line item in the accompanying consolidated statements of income was $0.9 million and $0.8 million for the quarters ended June 26, 2004 and June 28, 2003, respectively, and $1.7 million and $1.9 million for the six months ended June 26, 2004 and June 28, 2003, respectively.

E. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the three months ended		For the six months ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income	$5,363	$3,062	$6,634	$2,953
Shares used in earnings per common share - basic	14,126	15,087	14,073	15,411
Dilutive effect of common equivalent shares - stock options	339	219	333	238

Shares used in earnings per common share - diluted	14,465	15,306	14,406	15,649

Earnings per common share - basic	$0.38	$0.20	$0.47	$0.19

Earnings per common share - diluted	$0.37	$0.20	$0.46	$0.19

F. Comprehensive Income

Comprehensive income is as follows (in thousands):

	For the three months ended		For the six months ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income	$5,363	$3,062	$6,634	$2,953
Unrealized gain (loss) on available-for-sale securities, net of tax	(138)	113	(141)	(38)
Minimum pension liability adjustment, net of tax	—	—	(69)	—

Comprehensive income	$5,225	$3,175	$6,424	$2,915

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of accumulated other comprehensive income are as follow (in thousands):

	For the three months		For the six months
	ended		ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Beginning Balance	34	268	45	419
Unrealized (loss) gain on available-for-sale securities, net of tax	(367)	141	(309)	(10)
Minimum pension liability adjustment, net of tax	—	—	(69)	—
Reclassification adjustment-available-for-sale securities, net of tax	229	(28)	229	(28)

Ending balance	$(104)	$381	$(104)	$381

G. Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $5.6 million and $10.2 million at June 26, 2004 and December 27, 2003, respectively. These purchase commitments reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at June 26, 2004 totaled $11.1 million (based on the exchange rate at June 26, 2004), compared to $11.0 million at December 27, 2003.

H. Common Stock

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

	For the three months ended		For the six months ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income, as reported	$5,363	$3,062	$6,634	$2,953

Add: Stock-based employee compensation expense reported in net income, net of tax effects	21	13	35	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(352)	(581)	(574)	(772)

Pro forma net income	$5,032	$2,494	$6,095	$2,208
Earnings per share:
Basic – as reported	$0.38	$0.20	$0.47	$0.19
Basic – pro forma	$0.36	$0.17	$0.43	$0.14
Diluted – as reported	$0.37	$0.20	$0.46	$0.19
Diluted – pro forma	$0.35	$0.16	$0.42	$0.14

I. Subsequent Event

     The Company has chosen not to exercise its option to extend its contract brewing relationship with High Falls Brewing Company, LLC (High Falls) in Rochester, New York and expects the contract to terminate on December 1, 2004. The agreement between the Company and High Falls provides for High Falls’ repayment of certain capital investments made by the Company, which have a contractual value in excess of $2.0 million. At December 1, 2004, the Company’s unamortized net book value of these capital investments is anticipated to be in excess of $1.6 million. In a letter from High Falls received by the Company on August 3, 2004, High Falls stated that it does not expect to be in a position to immediately repay the amounts due under the contract. The Company believes that it has several alternatives available to recover the amounts due from High Falls. The Company has not accrued any reserves with respect to the High Falls situation at this time, but is currently evaluating the implications of this communication.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and six-month periods ended June 26, 2004 as compared to the three and six-month periods ended June 28, 2003. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 27, 2003.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.

Three Months Ended June 26, 2004 compared to Three Months Ended June 28, 2003

Net revenue. Net revenue increased by $5.7 million or 10.1% to $62.0 million for the three months ended June 26, 2004 as compared to the three months ended June 28, 2003. The increase is primarily due to an increase in shipment volume of Boston Beer’s core brands.

Volume. Total shipment volume increased by 10.0% or 33,000 barrels to 363,000 barrels in the three months ended June 26, 2004 from the same period 2003, due to an increase in shipments of Samuel Adams Boston Lager®, Seasonal Brands, Twisted Tea® and Brewmaster’s Collection, and an increase in contract brewing, offset by declines in Sam Adams Light®.

Shipments of core products exceeded depletions for the second quarter 2004 by approximately 33,000 barrels. Shipment volume trends were higher than the trends for depletions for the second quarter, primarily due to a normal wholesaler inventory build for the peak summer selling season. Wholesaler inventory levels at the end of the second quarter appear reasonable and represented the same levels as at the end of the second quarter 2003.

Selling Price. The selling price per barrel of core brands increased by 0.1% to $170.85 per barrel for the quarter ended June 26, 2004 as compared to the same period last year. This increase is due to price increases, offset by a shift in the package mix from bottles to kegs, and the increase in contract brewing which has lower revenue per barrel. The package shift is primarily due to a decrease in shipments of Sam Adams Light®, which is primarily sold in bottles.

Gross Profit. Gross profit was 60.5% as a percentage of net revenue or $103.34 per barrel for the quarter ended June 26, 2004, as compared to 61.0% and $104.10 for the quarter ended June 28, 2003. This decrease per barrel is due to an increase in cost of sales and an increase in contract brewing volume (which has lower margins), offset by price increases.

Cost of goods sold increased by $0.94 per barrel to $67.50 per barrel, or 39.5% as a percentage of net revenue for the quarter ended June 26, 2004, as compared to 39.0% as a percentage of net revenue or $66.56 per barrel for the quarter ended June 28, 2003. The increase is due primarily to higher packaging material costs as compared to last year.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, Promotional and Selling. Advertising, promotional and selling expenses decreased by $0.8 million to $25.2 million or 40.7% of net revenue for the three months ended June 26, 2004, compared to $26.0 million or 46.2% of net revenue for the three months ended June 28, 2003. The decrease was primarily driven by more effective purchasing of media in 2004 and lower point-of-sale expenditures in 2004 as compared to the same period in 2003, which included an investment in new style tap handles. This decrease was offset by an increase in freight costs.

General and Administrative. General and administrative expenses decreased by 1.1% or $39,000 to $3.6 million for the quarter ended June 26, 2004 as compared to the same period last year, primarily due to a decrease in legal and insurance expenses.

Total other (expense) income, net. Other (expense) income decreased by $0.3 million during the quarter ended June 26, 2004 as compared to the quarter ended June 28, 2003. This decrease is primarily due to a $0.2 million loss incurred on the sale of available-for-sale securities in the quarter ended June 26, 2004, coupled with lower interest rates in 2004.

Six Months Ended June 26, 2004 compared to Six Months Ended June 28, 2003

Net revenue. Net revenue increased by $5.0 million or 5.0% to $106.7 million for the six months ended June 26, 2004 from $101.6 million for the six months ended June 28, 2003. The increase is primarily due to an increase in the shipment volume of Boston Beer’s core brands and price increases, offset by a shift in the package mix from bottles to kegs.

Volume. Total shipment volume increased by 4.3% or 26,000 barrels to 626,000 barrels for the six months ended June 26, 2004 from the same period 2003, due to an increase in shipments of Samuel Adams Boston Lager®, Seasonal Brands and Twisted Tea®, and an increase in contract brewing volume, offset by a decline in Sam Adams Light®.

Shipments of core products exceeded depletions year to date by approximately 43,000 barrels. Shipment volume trends were higher than the trends for depletions for the first six months of 2004, primarily due to a normal wholesaler inventory build for the peak summer selling season. Wholesaler inventory levels as of June 26, 2004 appear reasonable and represented the same levels as at the end of the second quarter 2003.

Selling Price. The selling price per barrel increased by approximately 0.6% to $170.40 per barrel for the six months ended June 26, 2004 as compared to the prior year. This increase is due to price increases, offset by a shift in the packaging mix from bottles to kegs and an increase in contract brewing volume. The ratio of kegs to bottles increased during this period, with kegs representing 28.8% of total shipments in the six months ended June 26, 2004, as compared to 27.3% for the same period last year. The shift in the mix to kegs from bottles decreased revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles. This shift is primarily due to the declines in Sam Adams Light®, as this product is primarily available in bottles. Contract brewing has lower revenue per barrel than core products.

Gross Profit. Gross profit was 60.1% as a percentage of net revenue or $102.39 per barrel for the six months ended June 26, 2004, as compared to 59.9% and $101.50 for the six months ended June 28, 2003. The increase per barrel was primarily due to price increases offset by an increase in cost of goods sold per barrel and the increase in contract brewing volume. Contract brewing has lower margins than core products.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

While the Company expects its gross profit percentage for the full year 2004 to be similar to the full year 2003, increasing cost pressures relating to packaging materials and utility costs could result in a reduction of the 2004 gross profit percentage.

Cost of goods sold increased by $0.12 per barrel to $68.01 per barrel but decreased to 39.9% as a percentage of net revenue for the six months ended June 26, 2004, as compared to $67.90 per barrel or 40.1% as a percentage of net revenue for the six months ended June 28, 2003. The increase per barrel is primarily due to an increase in the cost of packaging materials as compared to the prior year.

Advertising, Promotional and Selling. Advertising, promotional and selling expenses decreased by $2.6 million to $46.7 million or 43.8% of net revenue for the six months ended June 26, 2004, compared to $49.3 million or 48.5% of net revenue for the six months ended June 28, 2003. The decrease was primarily driven by more effective purchasing of television advertising in 2004 and lower point-of-sale expenditures in 2004 as compared to the same period in 2003. This decrease was offset by an increase in freight costs. The Company is expecting increased freight cost pressures for the remainder of the year, which could adversely affect earnings.

The Company is currently finalizing the development of a new television advertising campaign for Sam Adams Light® for airing in the second half of 2004. The Company will evaluate the new campaign’s effectiveness and determine what level of media spending is appropriate to support the brand.

General and Administrative. General and administrative expenses decreased by 8.5% or $0.6 million to $6.8 million for the six months ended June 26, 2004 as compared to the same period last year, primarily due to a decrease in legal expenses and insurance premiums. Despite lower legal costs during the first half of 2004, legal costs may increase in the second half of 2004 over 2003, due to the uncertainty of the defense costs associated with the pending class action lawsuits as described in Part II, Item 1.

Total other (expense) income, net. Interest income decreased by $0.5 million to $0.1 million for the six months ended June 26, 2004 as compared to the same period ended June 28, 2003. This decrease is primarily due to a $0.2 million loss incurred in 2004 on the sale of available-for-sale securities, as well as lower interest rates in 2004.

Provision for income taxes. The Company’s effective tax rate decreased to approximately 37.8% for the three months ended June 26, 2004 from 38.0% for the same period last year. The Company currently estimates that its effective tax rate for fiscal year 2004 will be approximately 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $12.2 million to $55.1 million as of June 26, 2004 from $42.9 million as of December 27, 2003. The increase is primarily due to $12.0 million of cash provided by operating activities, primarily driven by net income before depreciation expense.

As compared to the six months ended June 28, 2003, cash from operating activities increased by $14.6 million due to an increase in net income of $3.7 million, declines in income taxes receivable and trade receivables during the current quarter, and timing differences relating to purchases of hops inventory and accounts payable.

Cash provided by financing activities was $2.6 million for the six months ended June 26, 2004 as compared to cash used by financing activities of $16.7 million during the same period last year. The Company repurchased none of its outstanding stock during the first six months of 2004 as compared to $17.4 million during the same period 2003. As of June 26, 2004, there were $5.2 million remaining under the $80 million expenditure authorization by the Board of Directors related to the Stock Repurchase Program. From the

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

inception of the Stock Repurchase Program through August 4, 2004, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million. The Company continues to evaluate options for utilizing its cash to increase shareholder value for the long term.

As of June 26, 2004, the Company’s cash was primarily invested in taxable and tax-exempt money market funds and short-term tax-exempt interest-bearing securities. The Company’s investment objectives are to preserve principal, maintain liquidity and achieve favorable tax advantaged yields.

The Company utilized $2.1 million for the purchase of capital equipment during the six months ended June 26, 2004 as compared to $1.2 million during the same period last year. Purchases during the first six months of 2003 consisted primarily of kegs and computer equipment.

With working capital of $56.5 million and $45.0 million in unused bank lines of credit as of June 26, 2004, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s $45.0 million credit facility expires on March 31, 2007. The Company is currently evaluating the appropriate size of this credit facility for its future requirements. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

As of June 26, 2004, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table presents contractual obligations as of June 26, 2004.

(in thousands)

		Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
	Total	Year	Years	Years	Years
Advertising Commitments	$5,598	$5,173	$425	$—	$—
Hops Purchase Commitments	11,107	3,609	5,466	2,032	—
Operating Leases	3,034	1,178	1,665	191	—

Total Contractual Obligations	$19,739	$9,960	$7,556	$2,223	$—

The Company’s outstanding purchase commitments related to advertising contracts of approximately $5.6 million at June 26, 2004 reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices, denominated in euros, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rate as of June 26, 2004. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in euros using the exchange rate at the time of purchase.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the normal course of business, the Company is a party to production agreements with various third party brewing companies for the production of its products. Title to beer products brewed under these contract arrangements remains with the third party brewing company until it ships the beer products. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of the production agreement. There were approximately $3.5 million of raw materials and beer products in process at the contract brewers for which the Company was liable as of the end of each of the quarters ended June 26, 2004 and June 28, 2003.

The Company has chosen not to exercise its option to extend its contract brewing relationship with High Falls Brewing Company, LLC (High Falls) in Rochester, New York and expects the contract to terminate on December 1, 2004. The agreement between the Company and High Falls provides for High Falls’ repayment of certain capital investments made by the Company, which have a contractual value in excess of $2.0 million. At December 1, 2004, the Company’s unamortized net book value of these capital investments is anticipated to be in excess of $1.6 million. In a letter from High Falls received by the Company on August 3, 2004, High Falls stated that it does not expect to be in a position to immediately repay the amounts due under the contract. The Company believes that it has several alternatives available to recover the amounts due from High Falls. The Company has not accrued any reserves with respect to the High Falls situation at this time, but is currently evaluating the implications of this communication.

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

Stale Beer Accrual

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors and has historically credited approximately fifty percent of the distributor’s cost on the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company establishes an accrual based upon two factors. The first factor considers actual return expense history, which is applied to an estimated lag time for receipt of product and the processing of the credit to the distributor by the Company. The second factor is the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual.

Allowance for Deposits/First Fill Kegs

 The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected. This deposit is refunded to the distributors upon return of the kegs to the Company. The first fill allowance for deposits, a current liability, is estimated based on historical information and this computation requires that management make certain estimates and assumptions that affect the reported amounts of keg deposit liabilities at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual keg deposit liability could differ from the estimates.

FORWARD-LOOKING STATEMENTS

In this Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 27, 2003, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of June 26, 2004, the Company had conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Two complaints against many producers of alcoholic beverages, including the Company, were filed in Ohio during the second quarter 2004 relating to advertising practices and underage consumption. The suits allege that each defendant intentionally marketed its products to children and underage consumers and seeks an injunction and unspecified money damages on behalf of an undefined class of parents and guardians. These actions are in their earliest stages. The Company intends to vigorously defend this litigation, but it is not possible at this time to determine the impact on the Company.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its results of operations.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant made the following purchases of Class A Common Stock during the period ended June 26, 2004:

			Total Number of
			Shares Purchased as
			Part of Publicly
	Total Number of	Average Price Paid	Announced Plans or
Period	Shares Purchased	per Share	Programs
December 28, 2003 to January 31, 2004	798	$4.52	-0-
February 1, 2004 to February 28, 2004	100	$7.95	-0-
February 29, 2004 to March 27, 2004	—	$-0-	-0-
March 28, 2004 to May 1, 2004	555	$4.29	-0-

			Total Number of
			Shares Purchased as
			Part of Publicly
	Total Number of	Average Price Paid	Announced Plans or
Period	Shares Purchased	per Share	Programs
May 2, 2004 to May 29, 2004	274	$9.28	-0-
May 30, 2004 to June 26, 2004	—	$-0-	-0-

Total	1,727	$5.40	-0-

As of June 26, 2004, there were $5.2 million remaining under the $80.0 million expenditure authorization related to the Stock Repurchase Program. During the first six months of 2004, the Company did not purchase any of its outstanding stock under the Stock Repurchase Program. From the inception of the Stock Repurchase Program through August 4, 2004, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million.

The 1,727 shares that were purchased during the first six months of 2004 represent repurchases of unvested investment shares issued under the Investment Share Program of the Employee Equity Incentive Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 25, 2004. The following items were voted upon at that time.

“RESOLVED: That Pearson C. Cummin, III, Robert N. Hiatt and James C. Kautz be, and they hereby are, elected Class A Directors of the Corporation, to serve for a term of one year, ending on the date of the 2005 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”

The results of the vote were, as follows:

Election of Class A Directors:

	For	Withheld
Pearson C. Cummin, III	8,671,368	265,055
Robert N. Hiatt	8,682,686	253,687
James C. Kautz	8,670,305	266,068

Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, voted on the election of four (4) Class B Directors.

“RESOLVED: That C. James Koch, Charles Joseph Koch, Martin F. Roper and Jean-Michel Valette be, and they hereby are, elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2005 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”

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

(b) Reports on Form 8-K.

On March 30, 2004, the Company filed a report under Item 5 on Form 8-K with the Securities and Exchange Commission.

On April 26, 2004, the Company furnished a report under Item 12 on Form 8-K to the Securities and Exchange Commission.

On May 24, 2004, the Company filed a report under Item 5 on Form 8-K with the Securities and Exchange Commission.

On July 27, 2004, the Company furnished a report under Item 12 on Form 8-K to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: August 5, 2004	By: /s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2004	By: /s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)