Form 10-Q
period 2004-09-25
BOSTON BEER CO INC
filed 2004-11-04
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	September 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☒	No ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2004:

Class A Common Stock, $.01 par value	10,075,518
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
SEPTEMBER 25, 2004

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 25,	December 27,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$37,013	$27,792
Short-term investments	20,000	15,098
Accounts receivable, net of the allowance for doubtful accounts of $515 as of September 25, 2004 and $450 as of December 27, 2003	12,335	10,432
Inventories	10,895	9,890
Prepaid expenses	1,009	1,126
Deferred income taxes	1,066	1,177
Other current assets	697	2,304

Total current assets	83,015	67,819
Property, plant and equipment, net	17,387	17,059
Other assets	1,111	1,099
Goodwill	1,377	1,377

Total assets	$102,890	$87,354

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,427	$6,395
Accrued expenses	16,545	15,504

Total current liabilities	24,972	21,899
Long-term deferred income taxes	2,176	2,191
Other long-term liabilities	692	740
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,059,218 and 16,945,418 issued as of September 25, 2004 and December 27, 2003, respectively	101	169
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	65,672	62,517
Unearned compensation	(309)	(229)
Other comprehensive income	(165)	45
Retained earnings	9,710	74,758
Less: Treasury Stock at cost, 7,102,467 shares as of December 27, 2003	—	(74,777)

Total stockholders’ equity	75,050	62,524

Total liabilities and stockholders’ equity	$102,890	$87,354

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Revenue	$60,477	$61,584	$178,303	$173,868
Less excise taxes	5,743	6,039	16,898	16,684

Net revenue	54,734	55,545	161,405	157,184
Cost of goods sold	22,738	22,853	65,315	63,590

Gross profit	31,996	32,692	96,090	93,594

Operating expenses:
Advertising, promotional and selling expenses	23,391	22,239	70,129	71,555
General and administrative expenses	3,926	4,348	10,765	11,820

Total operating expenses	27,317	26,587	80,894	83,375

Operating income	4,679	6,105	15,196	10,219

Other income:
Interest income, net	183	287	570	941
Other income (expense)	1	3	(238)	(1)

Total other income	184	290	332	940

Income before provision for income taxes	4,863	6,395	15,528	11,159
Provision for income taxes	1,838	2,407	5,870	4,218

Net income	$3,025	$3,988	$9,658	$6,941

Earnings per common share – basic	$0.21	$0.28	$0.68	$0.46

Earnings per common share – diluted	$0.21	$0.28	$0.67	$0.46

Weighted average number of common shares – basic	14,162	14,183	14,103	15,001

Weighted average number of common shares – diluted	14,595	14,465	14,479	15,254

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 25,	September 27,
	2004	2003
Cash flows from operating activities:
Net income	$9,658	$6,941
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,856	4,232
(Gain) Loss on disposal of fixed assets	(1)	30
Stock option compensation expense	91	65
Bad debt expense (recovery)	65	(39)
Realized loss (gain) on sale of short-term investments	229	(128)
Changes in assets and liabilities:
Accounts receivable	(1,968)	3,344
Inventories	(1,005)	(2,906)
Prepaid expenses	117	268
Other current assets	1,131	(704)
Other assets	(119)	(1,411)
Deferred income taxes	29	234
Accounts payable	2,032	606
Accrued expenses	1,042	1,392
Other long-term liabilities	(47)	(29)

Net cash provided by operating activities	15,110	11,895

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,530)	(1,504)
Proceeds on disposal of equipment	1	32
Proceeds from the sale of available-for-sale investments	20,983	20,410
Purchases of available-for-sale securities	(26,256)	(3,685)

Net cash (used in) provided by investing activities	(8,802)	15,253

Cash flows from financing activities:
Purchase of treasury stock	—	(29,239)
Proceeds from exercise of stock options	2,724	943
Net proceeds from the sale of investment shares	189	166

Net cash provided by (used in) financing activities	2,913	(28,130)

Change in cash and cash equivalents	9,221	(982)
Cash and cash equivalents at beginning of period	27,792	20,608

Cash and cash equivalents at end of period	$37,013	$19,626

Supplemental disclosure of cash flow information:
Income taxes paid	$4,100	$3,339

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of September 25, 2004 and the statement of consolidated operations and consolidated cash flows for the interim periods ending September 25, 2004 and September 27, 2003 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 25, 2004 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 25, 2004 and September 27, 2003, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.    Short-Term Investments

Short-term investments as of September 25, 2004 and December 27, 2003 were as follows (table in thousands):

	As of September 25, 2004		As of December 27, 2003
Investment	Fair Market	Unrealized	Fair Market	Unrealized
Classification	Value	Gain/(Loss)	Value	Gain/(Loss)
Available-for-sale	$—	$—	$15,098	$141
Held-to-maturity	$20,000	$—	$—	$—

Total	$20,000	$—	$15,098	$141

The Company recorded no realized gains or losses during the three month period ended September 25, 2004 and a realized gain of $0.1 million during the three month period ended September 27, 2003.

The Company recorded a realized loss of approximately $0.2 million during the nine month period ended September 25, 2004 and a realized gain of approximately $0.1 million during the nine month period ended September 27, 2003.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C.    Inventories

Inventories, which consist principally of hops, brewing materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	September 25,	December 27,
	2004	2003
Raw materials, principally hops	$7,651	$8,233
Work in process	989	769
Finished goods	2,255	888

	$10,895	$9,890

D.    Advertising and Sales Promotions

The total amount of sales incentives, samples and other promotional discounts included within the advertising, promotional and selling line item in the accompanying consolidated statements of income was $1.3 million for each of the quarters ended September 25, 2004 and September 27, 2003 and $3.0 million and $3.2 million for the nine months ended September 25, 2004 and September 27, 2003, respectively.

E.    Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the three months ended		For the nine months ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income	$3,025	$3,988	$9,658	$6,941
Shares used in earnings per common share — basic	14,162	14,183	14,103	15,001
Dilutive effect of common equivalent shares — stock options	433	282	376	253

Shares used in earnings per common share — diluted	14,595	14,465	14,479	15,254

Earnings per common share — basic	$0.21	$0.28	$0.68	$0.46

Earnings per common share — diluted	$0.21	$0.28	$0.67	$0.46

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F.    Comprehensive Income

Comprehensive income is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income	$3,025	$3,988	$9,658	$6,941
Unrealized gain (loss) on available-for-sale securities, net of tax	(61)	(146)	(142)	(169)
Minimum pension liability adjustment, net of tax	—	—	(69)	—

Comprehensive income	$2,964	$3,842	$9,447	$6,772

Components of accumulated other comprehensive income are as follows (in thousands):

	September 25,	September 27,
	2004	2003
Unrealized gain on available-for-sale securities, net of tax	$141	$327
Reclassification adjustment — available-for-sale securities, net of tax	(141)	(198)
Minimum pension liability adjustment, net of tax	(165)	(38)

Total other comprehensive income	$(165)	$91

G.    Commitments and Contingencies

Purchase Commitments
The Company had outstanding purchase commitments related to advertising contracts of approximately $15.3 million and $10.2 million at September 25, 2004 and December 27, 2003, respectively. These purchase commitments reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2009, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at September 25, 2004 totaled $13.0 million (based on the exchange rate at September 25, 2004), compared to $11.0 million at December 27, 2003.

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

	For the three months ended		For the nine months ended
	September 25,	September 27,	September 25,	September 27,
(in thousands)	2004	2003	2004	2003
Net income, as reported	$3,025	$3,988	$9,658	$6,941

Add: Stock-based employee compensation expense reported in net income, net of tax effects	18	14	53	41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(113)	(180)	(338)	(759)

Pro forma net income	$2,930	$3,822	$9,373	$6,223
Earnings per share:
Basic – as reported	$0.21	$0.28	$0.68	$0.46
Basic – pro forma	$0.21	$0.27	$0.66	$0.41
Diluted – as reported	$0.21	$0.28	$0.67	$0.46
Diluted – pro forma	$0.20	$0.26	$0.65	$0.41

Treasury Stock
Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares under Section 6.31, and thereby eliminates the concept of “treasury shares.” Accordingly, the Company has redesignated its existing treasury shares, at an aggregate cost of $71,025, as authorized but unissued and allocated this amount to the common stock’s par value and retained earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and nine-month periods ended September 25, 2004 as compared to the three and nine-month periods ended September 27, 2003. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 27, 2003.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.

Three Months Ended September 25, 2004 compared to Three Months Ended September 27, 2003

Net revenue. Net revenue decreased by $0.8 million or 1.5% to $54.7 million for the three months ended September 25, 2004 as compared to the three months ended September 27, 2003. The decrease is primarily due to a decline in shipment volume of Boston Beer’s core brands offset by an increase in price.

Volume. Total shipment volume decreased by 3.6% to 0.3 million barrels in the three months ended September 25, 2004 from the same period 2003, due to a decrease in shipments of Samuel Adams Boston Lager® and Sam Adams Light®, partially offset by an increase in Seasonal Brands.

Depletions, or wholesaler sales to retail, of core products exceeded shipments for the third quarter 2004 by approximately 7,000 barrels. Wholesaler inventory levels at the end of the third quarter appear reasonable and represented levels similar to those at the end of the third quarter 2003.

Selling Price. The selling price per barrel increased by 2.2% to $170.51 per barrel for the quarter ended September 25, 2004 as compared to the same period last year. This increase is due primarily to price increases and, to a lesser extent, a shift in the package mix from kegs to bottles.

Gross Profit. Gross profit was 58.5% as a percentage of net revenue or $99.67 per barrel for the quarter ended September 25, 2004, as compared to 58.9% and $98.17 for the quarter ended September 27, 2003. This gross profit percentage decrease is due to an increase in cost of goods sold, partially offset by an increase in selling price.

Cost of goods sold increased by $2.20 per barrel to $70.83 per barrel, or 41.5% as a percentage of net revenue for the quarter ended September 25, 2004, as compared to 41.1% as a percentage of net revenue or $68.63 per barrel for the quarter ended September 27, 2003. The increase is due primarily to higher packaging material costs and utility costs than last year coupled with a shift in package mix from kegs to bottles.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, Promotional and Selling. Advertising, promotional and selling expenses increased by $1.2 million to $23.4 million or 42.7% of net revenue for the three months ended September 25, 2004, compared

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to $22.2 million or 40.0% of net revenue for the three months ended September 27, 2003. Higher media spending in the third quarter 2004 as compared to the same period last year primarily drove the increase.

General and Administrative. General and administrative expenses decreased by 9.7% or $0.4 million to $3.9 million for the quarter ended September 25, 2004 as compared to the same period last year. The decrease primarily reflects the fact that 2003 general and administrative expenses included the legal expenses incurred in 2003 in connection with the arbitration with Miller Brewing Company, which was resolved in the fourth quarter 2003.

Total other income, net. Other income decreased by $0.1 million during the quarter ended September 25, 2004 as compared to the quarter ended September 27, 2003. This decrease is primarily due to a shift in the investment portfolio in 2004 to shorter duration vehicles, which yield a lower interest income return than the longer duration vehicles that were held in 2003.

Nine Months Ended September 25, 2004 compared to Nine Months Ended September 27, 2003

Net revenue. Net revenue increased by $4.2 million or 2.7% to $161.4 million for the nine months ended September 25, 2004 from $157.2 million for the nine months ended September 27, 2003. The increase is primarily due to higher shipment volume of Boston Beer’s core brands and price increases, offset by a shift in the package mix from bottles to kegs.

Volume. Total shipment volume increased by 1.5% to 0.9 million barrels for the nine months ended September 25, 2004 from the same period 2003, due to an increase in shipments of Samuel Adams Boston Lager®, Samuel Adams® Seasonal Brands and Twisted Tea®, partially offset by Sam Adams Light®.

Shipments of core products exceeded depletions year to date by approximately 32,000 barrels. Shipment volume was higher than the volume for depletions for the first nine months of 2004, primarily due to a normal wholesaler inventory build for the peak summer selling season, which began to unwind in the third quarter 2004. Wholesaler inventory levels as of September 25, 2004 appear reasonable and consistent with inventory levels at the end of the third quarter 2003.

Selling Price. The selling price per barrel increased by approximately 1.3% to $170.44 per barrel for the nine months ended September 25, 2004 as compared to the prior year. This increase is due to price increases, offset by a shift in the packaging mix from bottles to kegs and an increase in contract brewing volume. The ratio of kegs to bottles increased during this period, with kegs representing 28.4% of total shipments in the nine months ended September 25, 2004, as compared to 27.6% for the same period last year. The shift in the mix to kegs from bottles decreased revenue per barrel, as the selling price per equivalent barrel is lower for kegs than for bottles. This shift is primarily due to the declines in Sam Adams Light®, as this product is primarily available in bottles. Contract brewing has lower revenue per barrel than core products.

Gross Profit. Gross profit was 59.5% as a percentage of net revenue or $101.47 per barrel for the nine months ended September 25, 2004, as compared to 59.5% and $100.32 for the nine months ended September 27, 2003. The increase per barrel was primarily due to price increases offset by an increase in cost of goods sold per barrel and an increase in contract brewing volume. Contract brewing has lower margins than core products. While the Company expects its gross profit percentage for the full year 2004 to be similar to the full year 2003, increasing cost pressures relating to packaging materials and utility costs could result in a reduction of the 2004 gross profit percentage.

Cost of goods sold increased by $0.81 per barrel to $68.97 per barrel and remained unchanged as a percentage of net revenue for the nine months ended September 25, 2004, as compared to the nine months

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ended September 27, 2003. The increase per barrel is primarily due to an increase in the cost of packaging materials and utility costs as compared to the prior year.

Advertising, Promotional and Selling. Advertising, promotional and selling expenses decreased by $1.4 million to $70.1 million or 43.4% of net revenue for the nine months ended September 25, 2004, compared to $71.6 million or 45.5% of net revenue for the nine months ended September 27, 2003. More effective purchasing of television advertising in 2004 and lower point-of-sale expenditures primarily drove the decrease in 2004 as compared to the same period in 2003.

The Company expects that total media spending will be higher in the fourth quarter 2004 as compared to the same period 2003. As a result, total advertising, promotional and selling expenses are anticipated to be approximately $1.5 million to $2.5 million higher for full year 2004 as compared to 2003.

General and Administrative. General and administrative expenses decreased by 8.9% or $1.1 million to $10.8 million for the nine months ended September 25, 2004 as compared to the same period last year, primarily due to a decrease in legal expenses from the level of such expenses incurred in 2003 in connection with the arbitration with Miller Brewing Company, which was resolved in the fourth quarter 2003.

Total other income, net. Other income, net decreased by $0.6 million to $0.3 million for the nine months ended September 25, 2004 as compared to the same period ended September 27, 2003. This decrease is due to a $0.2 million loss incurred in the second quarter 2004 on the sale of available-for-sale securities, as well as lower interest rates on investments in 2004 as compared to the prior year.

Provision for income taxes. The Company’s effective tax rate of 37.8% for the nine months ended September 25, 2004 remained unchanged from the same period last year. The Company currently estimates that its effective tax rate for fiscal year 2004 will be approximately 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $14.1 million to $57.0 million as of September 25, 2004 from $42.9 million as of December 27, 2003. The increase is primarily due to $15.1 million of cash provided by operating activities, primarily driven by net income before depreciation expense.

As compared to the nine months ended September 27, 2003, cash from operating activities increased by $3.2 million which was primarily due to an increase in net income of $2.7 million.

Cash provided by financing activities was $2.9 million for the nine months ended September 25, 2004 as compared to cash used by financing activities of $28.1 million during the same period last year. The Company repurchased none of its outstanding stock during the first nine months of 2004 as compared to $29.2 million during the same period 2003. As of September 25, 2004, there were $5.2 million remaining under the $80 million expenditure authorization by the Board of Directors related to the Stock Repurchase Program. From the inception of the Stock Repurchase Program through November 3, 2004, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million. The Company continues to evaluate options for utilizing its cash to increase shareholder value for the long term.

The Company utilized $3.5 million for the purchase of capital equipment during the nine months ended September 25, 2004 as compared to $1.5 million during the same period last year. Purchases during the first nine months of 2004 consisted primarily of kegs and computer equipment.

As of September 25, 2004, the Company’s cash was primarily invested in taxable and tax-exempt money market funds and short-term tax-exempt interest-bearing securities. The Company’s investment objectives are to preserve principal, maintain liquidity and achieve favorable tax advantaged yields.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

With working capital of $58.0 million and $20.0 million in unused bank lines of credit as of September 25, 2004, the Company believes that its existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. On August 4, 2004, the Company decreased its credit facility to $20.0 million, which the Company believes is an appropriate level for its estimated future requirements. This credit facility expires on March 31, 2007. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

As of September 25, 2004, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table presents contractual obligations as of September 25, 2004.

(in thousands)	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
	Total	Year	Years	Years	Years
Advertising Commitments	$15,305	$14,776	$529	$—	$—
Hops Purchase Commitments	12,959	3,818	6,184	2,957	—
Operating Leases	2,739	1,167	1,276	265	31
Other Commitments	566	317	249	—	—

Total Contractual Obligations	$31,569	$20,078	$8,238	$3,222	$31

The Company’s outstanding purchase commitments related to advertising contracts of approximately $15.3 million at September 25, 2004 reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2009, specify both the quantities and prices, denominated in euros, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rate as of September 25, 2004. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in euros using the exchange rate at the time of purchase.

In the normal course of business, the Company is a party to production agreements with various third party brewing companies for the production of its products. Title to beer products brewed under these contract arrangements remains with the third party brewing company until it ships the beer products. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of the production agreement. There were approximately $2.6 million of raw materials and beer products in process at the contract brewers for which the Company was liable as of September 25, 2004.

The Company is currently evaluating its options with respect to its contract brewing relationship with High Falls Brewing Company, LLC (High Falls) that is scheduled to terminate on December 1, 2004. The

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

agreement between the Company and High Falls provides for High Falls’ repayment of certain capital investments made by the Company, which have a contractual value in excess of $2.0 million. At December 1, 2004, the Company’s unamortized net book value of these capital investments is anticipated to be in excess of $1.6 million. High Falls has stated that it does not expect to be in a position to immediately repay the amounts due under the contract. The Company and High Falls are in discussions concerning a potential new long term production agreement which would defer and continue to amortize High Falls’ obligation to make the repayment. While there is uncertainty as to the timing of any recovery, the Company believes that it has several alternatives available to recover the amounts due from High Falls if a new agreement is not reached. The Company has not accrued any reserves with respect to the High Falls situation at this time.

The Company is obligated to meet annual volume requirements in conjunction with certain production agreements. The fees associated with these minimum volume requirements are generally not significant and are expensed as incurred.

The Company’s agreements with its contract breweries periodically require the Company to purchase fixed assets in support of brewery operations. At this time, there are no specific fixed asset purchases anticipated under existing contracts for the remainder of 2004, but this could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production arrangements or should the Company enter new production relationships or introduce new products. The Company is evaluating an expansion project for its Cincinnati Brewery, which contemplates a capital investment of approximately $6.0 million for an additional 200,000 barrels of brewing capacity. A final decision on this project is expected during the fourth quarter.

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

Item 4. CONTROLS AND PROCEDURES

As of September 25, 2004, the Company had conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Registrant made the following purchases of Class A Common Stock during the period ended September 25, 2004:

			Total Number
			of Shares
			Purchased as
			Part of
			Publicly
		Average Price	Announced
Period	Total Number of Shares Purchased	Paid per Share	Plans or Programs
December 28, 2003 to January 31, 2004	798	$4.52	-0-
February 1, 2004 to February 28, 2004	100	$7.95	-0-
February 29, 2004 to March 27, 2004	-0-	$-0-	-0-
March 28, 2004 to May 1, 2004	555	$4.29	-0-
May 2, 2004 to May 29, 2004	274	$9.28	-0-
May 30, 2004 to June 26, 2004	-0-	$-0-	-0-
June 27, 2004 to July 31, 2004	-0-	$-0-	-0-

August 1, 2004 to August 28, 2004	-0-	$-0-	-0-
August 29, 2004 to September 25, 2004	-0-	$-0-	-0-

Total	1,727	$5.40	-0-

The 1,727 shares that were purchased during the first nine months of 2004 represent repurchases of unvested investment shares issued under the Investment Share Program of the Employee Equity Incentive Plan.

As of September 25, 2004, there were $5.2 million remaining under the $80.0 million expenditure authorization related to the Stock Repurchase Program. During the first nine months of 2004, the Company did not purchase any of its outstanding stock under the Stock Repurchase Program. From the inception of the Stock Repurchase Program through November 3, 2004, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

10.44	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Fleet National Bank and The Boston Beer Company, Inc. and Boston Beer Corporation.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: November 4, 2004	By:	/s/ Martin F. Roper

Martin F. Roper President and Chief Executive Officer (principal executive officer)

Date: November 4, 2004	By:	/s/ William F. Urich

William F. Urich Chief Financial Officer (principal accounting and financial officer)