Form 10-K
period 2004-12-25
BOSTON BEER CO INC
filed 2005-03-11
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2004
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
Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No ☐
The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the Registrant totaled $209,198,410 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 26, 2004). All of the Registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.
As of March 8, 2005, there were 10,177,663 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting to be held on May 4, 2005 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
FORM 10-K
For The Period Ended December 25, 2004

PART I

Item 1.	Business
General
The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and the sixth largest brewer overall in the United States. In fiscal 2004, Boston Beer sold 1,258,206 barrels of its proprietary products (“core brands”) and brewed 8,999 barrels under contract (“non-core products”) for third parties.
During 2004, the Company sold a total of fifteen beers under the Samuel Adams® brand name, three flavored malt beverage products under the Twisted Tea® brand name, and one cider product under the HardCore® Cider brand name. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The Company also brewed its beer under contract at three breweries during 2004 (located in Eden, North Carolina; Rochester, New York; and La Crosse, Wisconsin).
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
The Company believes that the Better Beer category is approximately 15% of United States beer consumption and has experienced high single-digit compounded annual growth over the last ten years. During 2004, the Better Beer category experienced mid single-digit growth.

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
During 2004, the total beer industry in the United States experienced low growth in volume of less than 1%. The Company believes that this slower growth is due to both declining alcohol consumption per person in the population as well as increased competition from wine and spirits companies.

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
The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but does not receive separate promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong consumer following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® family in these markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of continuing styles as of December 25, 2004:

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

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2004, Samuel Adams® Cranberry Lambic, Old Fezziwig® and Holiday Porter were produced and included in the Samuel Adams® Winter Classics variety pack, and Samuel Adams® Scotch Ale was produced and included in the Samuel Adams® Brewmaster’s Collection Mix Pack.
The Company continually evaluates the performance of its various beers, flavored malt beverages, and hard cider styles and the rationalization of its product line, as a whole. The Company is committed to remaining a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams® drinker to try new styles of malt beverages.

Sales, Distribution and Marketing
The Company sells its products to a network of approximately 415 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, stadiums and other retail outlets. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the consumer’s business, competes with other brewers for a share of the distributor’s attention, time, and selling efforts.
The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, the Caribbean, and the Pacific Rim. During 2004, the Company’s largest distributor accounted for approximately 5% of the Company’s net sales. The top three distributors accounted for approximately 9%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors. The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.
During 2004, Boston Beer sold its products through a sales force of approximately 180 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers, and consumers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and the selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.
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

Ingredients and Packaging
The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:
Malt. The Company purchased the majority of malt used in the production of its beer from one major supplier during 2004. The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada. In 2003, the barley crop in both the United States and Canada was below the ten-year averages for both volume and quality of crop, which had resulted in some barley shortages and increased prices. The 2004 barley crop is above average in terms of quality due to favorable environmental conditions and was purchased at competitive prices nearly flat to 2003. The Company believes that there are other malt vendors available that are capable of supplying its needs.

Hops. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into forward purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. The contracts with the hop dealers are denominated in Euro or in British Pounds Sterling. The Company does not currently hedge these forward currency commitments. The crops harvested in 2004 were consistent with 20-year historical averages in terms of both quality and quantity for all hop varieties from Germany and the UK. The Company maintains over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.
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
The Company initiates bottles deposits and reuses some of the glass bottles that are returned pursuant to certain state bottle recycling laws and derives some economic benefit from this practice. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. There is no guarantee that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.

Quality Assurance
As of December 25, 2004, the Company employed eight brewmasters and retained a recognized brewing authority as a consulting brewmaster to assist in monitoring the Company’s contract brewing operations and controlling the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage, and Hardcore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.
In order to ensure that its customers enjoy only the freshest beer, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy
The Company believes that its current strategy of combining brewery ownership with contract brewing, which utilizes the excess capacity of other breweries, provides the Company flexibility as well as quality and cost advantages over its competitors. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Furthermore, by brewing in multiple locations, the Company reduces its distribution costs and is better able to deliver fresher beer to its customers than other craft brewers with broad distribution from a single brewery.
The Company brews nearly half of its volume at a Company-owned brewery located in Cincinnati, Ohio (the “Cincinnati Brewery”). The Company believes that this brewery complements the contract breweries by providing greater flexibility for brewing production. While the Cincinnati Brewery produces all of the Company’s beer styles, it is the primary brewery for the production of most of the Company’s specialty and lower volume beers and hard cider production, as well as most of the flavored malt beverage production.
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
The Company believes that it has secured sufficient alternatives in the event that production at any of its contract brewing locations is interrupted or discontinued. Management is currently unaware of any issues that would preclude normal production at any of its contract brewing locations. The Company continues to evaluate the benefits of contract brewing versus brewery ownership, and it considers variables such as availability of production capacity, brewery quality control procedures, consistency of contract strategy with the Company’s brand strategies, and costs associated with contract brewing versus costs associated with brewery ownership. If the Company determines in the future that the benefits of brewery ownership outweigh the benefits of contract brewing, brewery ownership would involve significant capital investment which could exceed $50.0 million for the combination of purchase, expansion and improvement, or for original construction.
The Company currently has contracts to produce its products with the breweries described below. Under its contract brewing arrangements, the Company is charged a per unit rate for the production of its products at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.
High Falls Brewing Company, LLC. For the months of January through November 2004, the Company brewed its beer at a brewery located in Rochester, NY (the “Rochester Brewery”) under a contract with High Falls Brewing Company, LLC (“High Falls”). The contract entered into as of April 15, 2002 (the “2002 Production Agreement”) expired November 30, 2004. Effective December 1, 2004, the Company entered into a new production agreement.
Miller Brewing Company. In 2004, the Company brewed its beer at one brewery owned and operated by the Miller Brewing Company (“Miller”). Much of the Company’s west coast supply that had been produced in 2003 at the Tumwater, Washington (the “Tumwater Brewery”) until it closed as of July 1, 2003 was transferred to Miller’s brewery located in Eden, North Carolina (the “Eden Brewery”). Additionally, a portion of the Company’s east coast supply was also produced at the Eden Brewery.
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
City Brewing Company, LLC. In July 2002, the Company entered into a production agreement with City Brewing Company, LLC of La Crosse, Wisconsin, under which the Company is guaranteed the availability of a certain volume through at least December 2012. The Company had modest levels of production at the La Crosse facility in 2004.

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
The Company also competes with other alcoholic beverages for consumer attention and consumption. In recent years, wines and spirits have become more competitively active in seeking beer consumption occasions and competing directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the trading up of the consumer and positions our beers competitively with wine and spirits.
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
Under a federal regulation issued in late 2004, a reformulation of most flavored malt beverage products will be required so that, by the end of 2005, a greater proportion of the final alcohol content must be a product of brewing. The reformulation may affect the Company’s Twisted Tea® product line potentially in a number of ways: revenue, cost of goods, taste profile, consumer acceptance, future growth and profit potential, among others. Twisted Tea® products account for less than ten percent of the Company’s sales volume. The Company is evaluating alternatives for addressing the new regulation and currently believes that the requirement can be met without adversely affecting the taste profile of the products. The exact capital and operating costs of complying with this requirement are still being evaluated, as well as the potential impact on the taste profile resulting from the reformulation of the product.

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
Employees
During 2004, the Company employed approximately 370 people, of which approximately 66 at the Cincinnati Brewery were covered by collective bargaining agreements. The representation involves three labor unions, all of whose contracts were successfully renegotiated in 2002 and extended for an additional five years. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.
Other
The Company submitted the Section 12(a) CEO Certification to the New York Stock Exchange in accordance with the requirements of Section 303A of the NYSE Listed Company Manual. This Annual Report on Form 10-K contains at Exhibits 31.1 and 31.2 the certifications of the Chief Executive Officer and the Chief Financial Officer, respectively, in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002. The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.bostonbeer.com, or upon written request to Investor Relations, The Boston Beer Company, Inc., 75 Arlington Street, Boston, Massachusetts 02116.

Item 2.	Properties
The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts, a brewery in Cincinnati, Ohio, and two sales offices in California. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings
Two complaints against many producers of alcoholic beverages, including the Company, were filed in Ohio during the second quarter 2004 relating to advertising practices and underage consumption. The Company believes that in February 2005, similar complaints were filed in New York and in Wisconsin, each naming substantially the same defendants, including the Company. The suits allege that each defendant intentionally marketed its products to children and underage consumers and seeks an injunction and unspecified money damages on behalf of an undefined class of parents and guardians. These actions are in their earliest stages. The Company intends to vigorously defend this litigation, but it is not possible at this time to determine the impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint for declaratory judgment in Ohio seeking the court’s declaration that RICA owes no duty to defend or indemnify the Company in the underlying actions. While the Company believes it is entitled to reimbursement of its defense costs and indemnification, it is not able to predict at this time the ultimate outcome of this dispute.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
On October 19, 2004, the sole Class B Stockholder voted to amend the Company’s Non-Employee Director Stock Option Plan to increase the number of shares of Class A Common Stock issuable under the Plan by 150,000 shares to a total of 350,000 shares. In addition, on such date, the Class B Stockholder voted to amend the Company’s Employee Equity Incentive Plan to change the eligible compensation of a participating employee in the Investment Share Program of the Plan from ten percent (10%) of an Eligible Employee’s W-2 earnings to ten percent (10%) of an Eligible Employee’s regular annual salary and bonus paid in the prior year, but excluding income to such employee resulting from the exercise of options issued or investment shares purchased under the Plan.
There were no matters submitted to a vote of the holders of Class A Common Stock of the Company during the fourth quarter ended December 25, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2004	High	Low

First Quarter	$19.49	$16.40
Second Quarter	$20.99	$17.75
Third Quarter	$27.95	$19.55
Fourth Quarter	$25.99	$20.52

Fiscal 2003	High	Low

First Quarter	$15.30	$11.56
Second Quarter	$15.13	$10.10
Third Quarter	$16.22	$13.70
Fourth Quarter	$18.98	$15.85
There were 15,721 holders of record of the Company’s Class A Common Stock as of March 8, 2005. Excluded in the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 8, 2005 as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $24.19.
Class A Common Stock
There were 22,700,000 shares authorized of Class A Common Stock with a par value of $.01, of which 10,088,869 were issued and outstanding at December 25, 2004. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for certain (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.
Class B Common Stock
There were 4,200,000 shares authorized of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding at December 25, 2004. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, and (c) sales or dispositions of any significant portion of the Company’s assets. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.
As of March 8, 2005, James Koch was the sole holder of record of all the Company’s Class B Common Stock issued and outstanding.
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

Item 6.	Selected Financial Data
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended

	Dec. 25	Dec. 27	Dec. 28,	Dec. 29,	Dec. 30,
	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Income Statement Data:
Revenue	$239,680	$230,103	$238,335	$207,218	$212,105
Less excise taxes	22,472	22,158	22,980	20,435	21,551

Net revenue	217,208	207,945	215,355	186,783	190,554
Cost of goods sold	87,973	85,606	88,367	81,693	84,057

Gross Profit	129,235	122,339	126,988	105,090	106,497

Advertising, promotional and selling expenses	94,913	91,841	100,734	80,124	77,838
General and administrative	14,837	14,628	14,586	13,483	12,079

Total operating expenses	109,750	106,469	115,320	93,607	89,917

Operating income	19,485	15,870	11,668	11,483	16,580
Other income net	593	1,104	2,423	1,734	2,470

Income before provision for income taxes	20,078	16,974	14,091	13,217	19,050
Provision for income taxes	7,576	6,416	5,538	5,384	7,811

Net income	$12,502	$10,558	$8,553	$7,833	$11,239

Earnings per share — basic	$0.89	$0.72	$0.53	$0.48	$0.62
Earnings per share — diluted	$0.86	$0.70	$0.52	$0.47	$0.62
Weighted average shares outstanding — basic	14,126	14,723	16,083	16,413	18,056
Weighted average shares outstanding — diluted	14,518	15,000	16,407	16,590	18,109
Balance Sheet Data:
Working capital	$61,530	$45,920	$58,666	$56,074	$47,961
Total assets	$107,462	$87,354	$106,806	$107,495	$98,602
Total long term-obligations	$2,854	$2,931	$3,103	$4,919	$4,467
Total stockholders’ equity	$78,370	$62,524	$78,832	$78,179	$73,689
Statistical Data:
Barrels sold	1,267	1,236	1,286	1,165	1,241
Net revenue per barrel	$171	$168	$167	$160	$154
Employees	363	368	363	363	355
Net revenue per employee	$598	$565	$593	$515	$536

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Outlook
The Boston Beer Company is engaged in the business of brewing and selling malt beverages and cider products primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its products to distributors, who in turn sell the product through to retailers and consumers.

The “Better Beer” category, which includes imported beers, regional craft beers and the Company’s beer products, has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that while Better Beer growth slowed in 2004 to mid single-digits, the category continues to maintain share and comprises approximately 15% of domestic beer consumption. Light beer, including “low-carbohydrate” beers, also maintained its domestic share in 2004, and currently comprises approximately 46% of all domestic beer consumption. The Company believes that there is significant opportunity to gain market share in the Better Beer category.
Shipments to date and orders in-hand suggest that shipments for the first quarter will be up approximately 5.0% as compared to shipments in the first quarter 2004. The anticipated increase is primarily due to expected increases in Samuel Adams® Brewmasters’ Collection and Samuel Adams® Seasonals.
The Company currently expects earnings per share for the full year 2005 of between $0.94 to $1.00. This estimate is prior to the effect of adoption of Statement of Financial Accounting Standards No. 123R, which the Company currently estimates will reduce earnings per share for the full year between $0.05 and $0.07 in 2005. This impact of the options is based on models still in development and current options issued, and the final charge could vary from this estimate. The Company expects earnings per share growth to be driven by continued volume increases and price increases of approximately 2% planned for the first quarter, offset somewhat by increases in brand support in advertising, promotional and selling expenses of between $4.0 million to $7.0 million and normal inflationary production and general and administrative expense increases. In 2005, total advertising, promotional and selling expenditures currently anticipated may be adjusted as deemed necessary for the benefit of the Company’s long term volume growth. Factors that may impact spending decisions include but are not limited to future results of advertising campaign testing and future volume trends which may also be indicative of the effectiveness of certain advertising campaigns. The Company announced in January 2005 that its 200,000-barrel production expansion project at the Company’s Cincinnati brewery will cost approximately $6.5 million, which is expected to realize reduced production cost of approximately $300,000 to $400,000 in 2005 and $1.0 to $1.2 million annually thereafter, as well as providing the ability to supply approximately two thirds of the Company’s volume in the traditional small batch brewery. Full year 2005 capital expenditures, including the Cincinnati expansion, are expected to approximate $9.0 million to $12.0 million. The Company continues to look for attractive projects that utilize its capital in support of its brand and brewing strategies, while providing a suitable return for investors.
The Company earned $12.5 million in net income or $0.86 per diluted share for the twelve months ending December 25, 2004 versus net income of $10.6 million and $0.70 per diluted share earned during 2003 and net income of $8.6 million and $0.52 per diluted share earned during 2002.
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
The Company continually evaluates the best way to utilize its cash balances, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters authorized by the Board of Directors. The Company continually evaluates the tradeoffs between the stock repurchase program and alternative uses of its cash, such as dividends or acquisitions. The Company produces nearly half of its product at its own brewery in Cincinnati, Ohio, and upon the completion of its planned expansion will produce approximately two thirds of its volume, with the remainder at contract brewing locations.
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
The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Years Ended

	December 25, 2004	December 27, 2003	December 28, 2002

	Percentage of Net Revenue
Barrels Sold (in thousands)	1,267	1,236	1,286
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	40.5%	41.2%	41.0%

Gross profit	59.5%	58.8%	59.0%
Advertising, promotional and selling expenses	43.7%	44.2%	46.8%
General and administrative expenses	6.8%	7.0%	6.8%

Total operating expenses	50.5%	51.2%	53.6%

Operating income	9.0%	7.6%	5.4%
Interest income, net	0.4%	0.6%	0.5%
Other (expense) income, net	(0.1)%	0.0%	0.6%

Income before provision for income taxes	9.3%	8.2%	6.5%
Provision for income taxes	3.5%	3.1%	2.5%

Net income	5.8%	5.1%	4.0%

Year Ended December 25, 2004 Compared to Year Ended December 27, 2003
Net revenue. Net revenue increased by $9.3 million or 4.5% to $217.2 million for the year ended December 25, 2004 as compared to $207.9 million for the year ended December 27, 2003, due to a 2.5% increase in shipment volume, as well as a 1.9% increase in net revenue per barrel.
Volume. Volume increased by 31,000 barrels or 2.5% to 1,267,000 barrels for the year ended December 25, 2004 as compared to 1,236,000 barrels for the year ended December 27, 2003. Core brand volume increased by 2.4% to 1,258,000 barrels for the year ended December 25, 2004 from 1,229,000 barrels for the year ended December 27, 2003. The increase in core brands was primarily due to increases in Samuel Adams Boston Lager®, Samuel Adams® Octoberfest, Samuel Adams® Summer Ale, Samuel Adams® Winter Lager, Samuel Adams® Brewmaster’s Collection and Twisted Tea® Brands throughout the year. This was partially offset by decreases in Sam Adams Light® during 2004.
Net selling price. The selling price per barrel increased by approximately 1.9% to $171.43 per barrel for the year ended December 25, 2004, as compared to $168.24 for the year ended December 27, 2003. This increase was primarily due to normal price increases and product mix.
Significant changes in the packaging mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of kegs to total shipments remained unchanged in core brands at 27.9% of total shipments for the year ended December 25, 2004 as compared to the prior year.
Gross profit. Gross profit was $102.00 per barrel or 59.5% as a percentage of net revenue for the year ended December 25, 2004, as compared to $98.98 or 58.8% for the year ended December 27, 2003. This change was primarily due to price increases and improved operating efficiencies, partially offset by higher raw material costs.

Cost of goods sold, as a percentage of net revenue, decreased to 40.5% in 2004, from 41.2% in the prior year. The Company recorded a $1.5 million charge in the fourth quarter of 2003 related to securing long-term production alternatives in the event of an unfavorable outcome relating to the arbitration proceedings with Miller Brewing Company. Lower amortization expense related to the Rochester, NY brewery contract also impacted cost of goods sold favorably in 2004. Offsetting this was the $1.9 million impact on the cost of goods sold due to an increase in year over year shipments, as well as inflationary increases for materials and production services relating to cost of goods sold.
The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.1 million or 3.3% to $94.9 million for the year ended December 25, 2004, as compared to the prior year. Advertising, promotional and selling expenses were 43.7% as a percentage of net revenue, or $74.91 per barrel for the year ended December 25, 2004 as compared to 44.2% as a percentage of net revenue or $74.31 per barrel for the year ended December 27, 2003. The increase was primarily due to increases in promotional activities, advertising costs and freight costs for delivering products to customers, offset by higher costs in 2003 for new tap handles and glassware. The Company is committed to growing the entire Samuel Adams® brand family and will invest in advertising and promotional campaigns that are proven successful.
General and administrative. General and administrative expenses of $14.8 million in 2004 were essentially unchanged from the prior year. Normal wage and benefit increases and increases in accounting and audit fees related to the implementation of section 404 of the Sarbanes-Oxley Act were offset by lower insurance and legal expenses.
Interest income, net. Interest income of $0.8 million for the year ended December 25, 2004 was $0.2 million lower than the prior year primarily due to a shift in portfolio mix to short-term instruments and lower interest rates.
Other income, net. Other income, net decreased by $0.3 million for the year ended December 25, 2004 as compared to the prior year, primarily due to a realized loss in 2004 generated from the sale of short-term tax exempt investment securities.
Provision for income taxes. The Company’s effective tax rate remained unchanged for the year ended December 25, 2004 at 37.8%.

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
Liquidity and Capital Resources
Cash and cash equivalents increased to $35.8 million for the year ended December 25, 2004 from $27.8 million as of December 27, 2003, primarily due to cash flows provided by operating activities, partially offset by cash used in investing activities to purchase securities and fixed assets. Cash flows provided by operating activities were $19.3 million and $20.3 million as of December 25, 2004 and December 27, 2003, respectively. The change in cash provided by operating activities was primarily due to a $10.1 million decline in accounts receivable over the past two fiscal years and a $2.1 million decline in the past year in depreciation and amortization expense, offset by an increase in accounts payable of $6.0 million, an increase in other current assets of $3.0 million and an increase in net income of $1.9 million during 2004 as compared to the prior year. The decline in cash related to accounts receivable was primarily due to a change in customer receivable terms in late 2003 and the decline in depreciation and amortization was due to higher expense in 2003 in connection with the amortization of the High Falls Brewery contract. These decreases were partially offset by an increase in accounts payable due to timing, an increase from other current assets due to the utilization of the tax receivable balance, and an increase in net income over the prior year.
Cash flows from financing activities changed due to the fact that in 2003, $29.8 million was utilized by the Company to purchase treasury stock. No treasury stock was repurchased in 2004. As of March 8, 2005, there were $5.2 million remaining under the $80 million expenditure authorization by the Board of Directors related to the Stock Repurchase Program. From the inception of the Stock Repurchase Program through March 8, 2005, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million. The Company continually evaluates the best way to utilize its cash balances, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters authorized by the Board of Directors.
During 2004, the Company was primarily invested in high-grade taxable and tax-exempt money market funds, high-grade, short-term and limited-term taxable and tax-exempt bond funds, and high grade Municipal Auction Rate Securities with geographic diversification and short term maturities. The objective is to preserve principal, maintain liquidity, optimize return on investment and minimize fees, transaction costs and expenses associated with the selection and management of the investment securities.
The Company utilized $4.6 million for the purchase of capital equipment during the year ended December 25, 2004 as compared to $1.7 million during the prior year. Purchases of capital equipment during 2004 primarily consisted of kegs, machinery and computer equipment. In 2005, the Company plans to spend in the range of $8.0 to $10.0 million on capital expenditures for investment in kegs, production efficiencies and information systems. This estimate includes approximately $6.5 million that the Company anticipates spending on an expansion project at its Cincinnati Brewery in 2005.
With working capital of $61.5 million and $20.0 million in unused credit facilities as of December 25, 2004, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s $20.0 million credit facility expires on March 31, 2007. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Stale Beer Accrual
In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. The Company has historically credited approximately fifty percent of the distributor’s cost on the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company establishes an accrual based upon two factors. The first factor considers actual prior months’ return expense, which is applied to an estimated lag time for receipt of product and the processing of the credit to the distributor by the Company. The second factor is the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual.

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
The Better Beer category is highly competitive due to the recent gains in market share achieved by imported beers and the large number of regional craft and specialty brewers, with similar pricing and target consumers. The Company believes that this pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in craft beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than is the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. Although the domestic craft beer industry has recently experienced some consolidation, the Company anticipates competition to remain strong as brewers retrench and focus their marketing efforts on their key local markets and core brands. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 415 distributors nationwide and the Company’s approximately 180 salespeople, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.
The Company operates with the strategy of both contract brewing, which utilizes the excess capacity of other breweries, and brewing at its own breweries. This strategy provides the Company with flexibility in addition to quality and cost advantages. The Company follows firm policies and procedures in selecting the appropriate brewery and monitoring the production process in order to ensure that quality and control standards are attained. As part of this strategy, the Company owns a brewery in Cincinnati, Ohio. In 2004, the Company brewed nearly half of the Company’s products at the Cincinnati brewery and the remainder at non-Company-owned contract breweries. The Company believes that it will have adequate capacity for the production of its products for the foreseeable future, although the volumes at different breweries may change. The economics of this capacity may change as supply and demand for contract capacity changes. As the economics and availability of contract brewing capacity changes over time, the Company will continually evaluate the tradeoff between brewery ownership and contract brewing. Refer to “Brewing Strategy” under Part I, Item I.

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
During 2004, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 25, 2004, which are denominated in Euros, was $11.5 million. The Company has no forward exchange contracts in place as of December 25, 2004 and currently intends to purchase future hops using the exchange rate at the time of purchase. The contract agreements were deemed necessary in order to bring hops inventory levels and future contracts into balance with the Company’s current brewing volume and hops usage forecasts. In addition, these new contracts enabled the Company to secure its position for future supply with hops vendors in the face of some competitive buying activity.
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

Contractual Obligations
The following table presents contractual obligations as of December 25, 2004.

	Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Advertising Commitments	$12,400	$11,975	$425	$—	$—
Hops Purchase Commitments	11,546	4,165	6,922	459	—
Operating Leases	2,448	1,158	1,165	125	—
Other	872	556	316	—	—

Total Contractual Obligations	$27,266	$17,854	$8,828	$584	$—

The Company’s outstanding purchase commitments related to advertising contracts of approximately $12.4 million at December 25, 2004 reflect amounts that are non-cancelable.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2008, specify both the quantities and prices, denominated in euros, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rate as of December 25, 2004. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in Euros using the exchange rate at the time of purchase. Purchases under these contracts for the year ended December 25, 2004 were approximately $4.0 million.
In the normal course of business, the Company enters into various production agreements with brewing companies. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There were approximately $2.1 and $2.5 million of raw materials and beer products in process at the contract brewers for which the Company was liable as of the years ended December 25, 2004 and December 27, 2003, respectively. Additionally, the Company is obligated to meet annual volume requirements in conjunction with certain production agreements. During 2004, the Company met all existing minimum volume requirements in accordance with its production agreements, with the exception of one brewery location. The fees associated with this minimum volume requirement were not significant, and have been fully expensed in the Company’s financial statements at December  25, 2004.
The Company’s agreements with its contract breweries periodically require the Company to purchase fixed assets in support of brewery operations. At this time, there are no specific fixed asset purchases required under existing contracts during the next twelve months, but this could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter new production relationships or introduce new products.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment(“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company intends to implement the provisions of SFAS No. 123R in the third quarter 2005. See Note B to the financial statements included in Item 8.
In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction, but will be a deduction from the annual federal tax liability calculated at the Company’s effective rate. The Company is currently evaluating the effect that the adoption of FSP 109-1 will have on the Company’s results of operations or financial position for fiscal year 2005.

Other Risks and Uncertainties
Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company’s operating income, cash flows and financial position, include, but are not limited to, (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Samuel Adams Boston Lager®, Sam Adams Light® and its Seasonal beers due to increased competition; (3) an unexpected decline in the brewing capacity available to the Company; (4) increased advertising and promotional expenditures that are not followed by higher sales volume; (5) higher-than-planned costs of operating the Cincinnati Brewery; (6) higher-than-planned costs of operating under contract arrangement at non-Company owned breweries; (7) increased freight costs resulting from changes in legislation, changes in fuel costs, or changes in the locations of available breweries; (8) changes in economics and feasibility of using recycled glass; (9) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (10) market conditions affecting the Company’s ability to buy or sell hops or cancel excess hops commitments; (11) poor weather conditions, resulting in an inadequate supply of agricultural raw materials; (12) adverse fluctuations in foreign currency exchange rates; (13) changes in control or ownership of the current distribution network which could lead to less support of the Company’s products; (14) increases in the costs of distribution; and (15) increases in the costs associated with packaging materials due to uncontrollable changes in the bottle redemption process; (16) increases in federal and/or state beer excise tax; (17) introduction of new products by competitors that compete directly with the Company’s products, or that diminish the importance of the Company’s products to the retailers or distributors; (18) further limitations on advertising; (19) changes in consumer tastes, including a recent trend towards low carbohydrate diets and increased competition from wine and spirits companies.
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
Sensitivity Analysis
The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. The estimated potential loss in pretax earnings from a potential adverse fluctuation in foreign currency exchange rates is approximately $1.2 million as of December  25, 2004 and as of December 27, 2003.
There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.
As of December 25, 2004, the Company had no amounts outstanding under its current $20.0 million line of credit.
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Boston Beer Company, Inc.:
We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (“the Company”) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 11, 2005

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25,	December 27,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$35,794	$27,792
Short-term investments	24,000	15,098
Accounts receivable, net of allowance for doubtful accounts of $597 and $450 as of December 25, 2004 and December 27, 2003, respectively	12,826	10,432
Inventories	12,561	9,890
Prepaid expenses	883	1,126
Deferred income taxes	1,474	1,177
Other current assets	230	2,304

Total current assets	87,768	67,819
Property, plant and equipment, net	17,222	17,059
Other assets	1,095	1,099
Goodwill	1,377	1,377

Total assets	$107,462	$87,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,744	$6,395
Accrued expenses	16,494	15,504

Total current liabilities	26,238	21,899
Deferred income taxes	2,085	2,191
Other long-term liabilities	769	740

Total liabilities	29,092	24,830
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,088,869 and 16,945,418 issued as of December 25, 2004 and December 27, 2003, respectively	101	169
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in capital	66,157	62,517
Unearned compensation	(280)	(229)
Accumulated other comprehensive (loss) income	(203)	45
Retained earnings	12,554	74,758
Treasury stock, at cost;
7,102,467 shares as of December 27, 2003	—	(74,777)

Total stockholders’ equity	78,370	62,524

Total liabilities and stockholders’ equity	$107,462	$87,354

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Revenue	$239,680	$230,103	$238,335
Less excise taxes	22,472	22,158	22,980

Net revenue	217,208	207,945	215,355
Cost of goods sold	87,973	85,606	88,367

Gross profit	129,235	122,339	126,988

Operating expenses:
Advertising, promotional and selling expenses	94,913	91,841	100,734
General and administrative expenses	14,837	14,628	14,586

Total operating expenses	109,750	106,469	115,320

Operating income	19,485	15,870	11,668

Other income, net:
Interest income, net	840	1,085	1,119
Other (expense) income, net	(247)	19	1,304

Total other income, net	593	1,104	2,423

Income before provision for income taxes	20,078	16,974	14,091
Provision for income taxes	7,576	6,416	5,538

Net income	$12,502	$10,558	$8,553

Net income per common share — basic	$0.89	$0.72	$0.53

Net income per common share — diluted	$0.86	$0.70	$0.52

Weighted average number of common shares — basic	14,126	14,723	16,083

Weighted average number of common shares — diluted	14,518	15,000	16,407

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 25, 2004, December 27, 2003 and December 28, 2002
(In thousands)

								Accumulated
								Other
	Class A	Class A	Class B	Class B		Additional		Comprehensive			Total	Comprehensive
	Common	Common	Common	Common	Treasury	Paid-in	Unearned	(Loss)	Retained	Treasury	Stockholders’	Income
	Shares	Stock	Shares	Stock	Shares	Capital	Compensation	Income	Earnings	Stock	Equity	(Loss)

Balance December 29, 2001	16,544	$165	4,107	$41	(4,328)	$57,610	$(212)	$—	$55,647	$(35,072)	$78,179
Net income									8,553		8,553	8,553
Stock options exercised, including tax benefit of $349	118	1				1,363					1,364
Net purchases of investment shares	13					171	(46)				125
Amortization of unearned compensation							69				69
Purchase of treasury stock					(684)					(9,877)	(9,877)
Minimum pension liability, net of tax of $82								(62)			(62)	(62)
Unrealized gain from available-for-sale securities								481			481	481

Total fiscal 2002 accumulated comprehensive income												$8,972

Balance December 28, 2002	16,675	$166	4,107	$41	(5,012)	$59,144	$(189)	$419	$64,200	$(44,949)	$78,832
Net income									10,558		10,558	10,558
Stock options exercised, including tax benefit of $696	246	3				3,002					3,005
Net purchases of investment shares	24					371	(125)				246
Amortization of unearned compensation							85				85
Purchase of treasury stock					(2,090)					(29,828)	(29,828)
Minimum pension liability, net of tax of $13								(34)			(34)	(34)
Unrealized gain from available-for-sale securities								(340)			(340)	(340)

Total fiscal 2003 accumulated comprehensive income												$10,184

Balance December 27, 2003	16,945	$169	4,107	$41	(7,102)	$62,517	$(229)	$45	$74,758	$(74,777)	$62,524
Net income									12,502		12,502	12,502
Stock options exercised, including tax benefit of $915	223	3				3,210					3,213
Net purchases of investment shares	23					430	(172)				258
Amortization of unearned compensation							121				121
Treasury stock retirement		(71)							(74,706)	74,777	—
Minimum pension liability, net of tax of $23								(107)			(107)	(107)
Unrealized gain from available-for-sale securities								(141)			(141)	(141)

Total fiscal 2004 accumulated comprehensive income												$12,254

Balance December 25, 2004	17,191	$101	4,107	$41	(7,102)	$66,157	$(280)	$(203)	$12,554	$—	$78,370

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Cash flows from operating activities:
Net income	$12,502	$10,558	$8,553
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,025	7,106	6,151
Realized loss (gain) on sale of short-term investments	229	(128)	(1,284)
(Gain) loss on disposal of fixed assets	(4)	102	206
Bad debt expense (recovery)	147	(113)	64
Stock compensation expense	121	85	69
Tax benefit from stock options exercised	915	696	349
Changes in assets and liabilities:
Accounts receivable	(2,541)	7,514	1,325
Inventories	(2,671)	(1,548)	981
Prepaid expenses	243	158	(282)
Other current assets	1,588	(1,432)	(792)
Deferred income taxes	(449)	1,427	(763)
Other assets	(139)	(1,653)	(907)
Accounts payable	3,349	(2,602)	(2,204)
Accrued expenses	990	159	3,026
Other long-term liabilities	(32)	8	(323)

Net cash from operating activities	19,273	20,337	14,169

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,559)	(1,729)	(2,336)
Proceeds on disposal of property, plant and equipment	4	32	212
Maturities of held-to-maturity investments	—	—	11,059
Purchases of available-for-sale securities	(30,255)	(3,778)	(36,459)
Purchases of held-to-maturity securities	—	—	(9,027)
Proceeds from the sale of available-for-sale securities	20,983	20,470	5,021
Proceeds from the sale of trading security	—	—	1,263

Net cash (used in) from investing activities	(13,827)	14,995	(30,267)

Cash flows from financing activities:
Purchase of treasury stock	—	(29,828)	(9,877)
Proceeds from exercise of stock options	2,298	1,447	665
Net proceeds from sale of investment shares	258	233	80

Net cash from (used in) financing activities	2,556	(28,148)	(9,132)

Change in cash and cash equivalents	8,002	7,184	(25,230)
Cash and cash equivalents at beginning of year	27,792	20,608	45,838

Cash and cash equivalents at end of year	$35,794	$27,792	$20,608

Supplemental disclosure of cash flow information:
Interest paid	$53	$67	$67

Taxes paid	$5,202	$5,571	$3,864

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation
The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and hard cider products throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company” and “Hardcore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name, The Boston Beer Company.

B.	Summary of Significant Accounting Policies

Fiscal Year
The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The periods for 2004, 2003 and 2002 consisted of fifty-two weeks.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
Cash and cash equivalents include cash on-hand, as well as tax-exempt and taxable money market instruments that are highly liquid investments.

Short-Term Investments
The Company classifies its investments depending on the Company’s intent and the nature of the investment. Available-for-sale securities are recorded at fair market value, with the change in fair market value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income. Trading securities are recorded at fair market value, with the change in fair market value during the period included in earnings. Held to maturity securities are recorded at amortized cost, which approximates fair value. The Company has municipal auction rate securities included in short-term investments at December 25, 2004.

Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability, based upon our knowledge of customers’ financial condition.

Inventories
Inventories, which consist principally of hops, bottles, and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. Package design costs are expensed as incurred.
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

Goodwill
Goodwill represents the excess of the cost of the Company-owned Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition of the brewery operations in November 2000. The Company performs an annual impairment analysis which indicated that the carrying value of goodwill was appropriate and no adjustment was required. The Company tests goodwill for impairment in the fourth quarter of every fiscal year.

Long-Lived Assets
The Company evaluates potential impairment of long-lived assets. Long-lived assets are recorded at cost. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the fixed assets exceeds its fair value.
In 2003, management identified equipment that was considered to be impaired. The net book value of the impaired assets was approximately $0.1 million and was properly charged to operating income in 2003. Management does not consider any other assets to be impaired as of December 25, 2004.
The Company, from time to time, enters into production agreements with other brewing companies. Occasionally, there are payments made upon entering into these agreements to secure brewing rights and capacity, and these payments are classified as assets and amortized over the life of the related agreement, which is two to seven years. As of December 25, 2004, management believes that there has not been any significant impairment of the Company’s long-lived assets related to these agreements.

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

Revenue Recognition
The Company recognizes revenue on product sales at the point in time when the product is shipped, at which point the Company issues an invoice and the following conditions exist: there is a contract between the Company and the customer, the price is fixed and final, there is reasonable assurance of collection of the sales proceeds, and title has passed to the customer in accordance with our FOB shipping point terms. Additionally, the Company records an allowance for estimated returns, based on historical experience, in compliance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

Cost of Goods Sold
The following expenses are included in cost of goods sold: raw material costs, packaging costs, costs related to deposit activity, purchasing and receiving costs, manufacturing labor and overhead, brewing and processing costs, inspection costs relating to quality control, inbound freight charges, depreciation expense related to manufacturing equipment, and warehousing costs, which include rent, labor and overhead costs.

Shipping Costs
Costs incurred for the shipping of finished goods are included in advertising, promotional and selling expenses in the accompanying consolidated statement of income. The Company incurred shipping costs of $13.7 million, $12.5 million, and $13.8 million for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

Advertising and Sales Promotions
The following expenses are included in the advertising, promotional and selling expenses line item: media advertising costs, sales and marketing salary and benefit expenses, promotional activity expenses, freight charges related to the movement of finished goods from manufacturing locations to distributor locations, point of sale item.
The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and promotional activities used in the promotion of the Company’s products. The accounting treatment for the reimbursements for samples and discounts to wholesalers results in a reduction in the net revenue line item. Reimbursements to wholesalers and retailers for certain advertising and promotional activities are included in the advertising, promotional and selling expenses line item.
The Company also has sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on what may be allowable under applicable state laws and regulations, these activities promoting the Company’s products would include, but are not limited to, the following: point-of-sale merchandise placement in retailer locations, product displays in retailer locations, and promotional programs at retail locations. The costs incurred by the Company for these sales incentive arrangements and promotional activities are included within the advertising, promotional and selling expenses line item. The costs associated with advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expenditures included within the advertising, promotional and selling expenses income statement line item for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, were $56.5 million, $55.4 million and $62.2 million, respectively.
The total amount of sales incentives, samples and other promotional discounts included within the advertising, promotional and selling line item in the accompanying consolidated statements of income was

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4.4 million, $4.6 million and $4.2 million for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

General and Administrative Expenses
The following expenses are included in the general and administrative expense line item: general and administrative salary and benefit expenses, insurance costs, professional service fees, rent and utility expenses, meals, travel and entertainment expenses for general and administrative employees, and other general and administrative overhead costs.

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

Fair Value of Financial Instruments
As of December 25, 2004 and December 27, 2003, the carrying amounts for cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments.

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

Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2004	2003	2002

Net income, as reported	$12,502	$10,558	$8,553

Add: Stock-based employee compensation expense reported in net income, net of tax effects	70	53	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,006)	(936)	(999)

Pro forma net income	$11,566	$9,675	$7,596
Earnings per share:
Basic — as reported	$0.89	$0.72	$0.53
Basic — pro forma	$0.82	$0.66	$0.47
Diluted — as reported	$0.86	$0.70	$0.52
Diluted — pro forma	$0.80	$0.64	$0.46
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Volatility	34.22%	35.0%	35.8%
Expected life of option	7.1 years	6.8 years	7.1 years
Risk free interest rate	3.50%	3.25%	3.42%
Dividend yield	0%	0%	0%
The weighted average fair value of stock options granted in 2004, 2003, and 2002 was $7.82, $6.19, and $7.40, respectively.

Earnings Per Share
Basic earnings per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding. Diluted EPS is calculated by dividing net income by the weighted average common shares and potentially dilutive securities outstanding using the treasury stock method during the period.

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

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company intends to implement the provisions of SFAS No. 123R in the third quarter 2005.
The Company expects to adopt SFAS No. 123R using the Statement’s modified retrospective application method for all periods for which Statement of Financial Accounting Standards No. 123 was effective.
Adoption of SFAS No. 123R using the modified retrospective method for all periods will require fiscal 2003 and 2004 results of operations to be adjusted to give effect to the fair-value method of accounting on a basis consistent with the pro forma results disclosed above. Assuming the continuation of current programs, our preliminary estimate is that stock compensation expense for fiscal 2005 will be in the range of $1.4 million to $1.7 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.
In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction, but will be a deduction from the annual federal tax liability calculated at the Company’s effective rate. The Company is currently evaluating the effect that the adoption of FSP 109-1 will have on the Company’s results of operations or financial position for fiscal year 2005.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Short-term Investments
Short-term investments as of December 25, 2004 and December 27, 2003 were classified as follows, depending upon the Company’s intent and the nature of the investment (in thousands):

	As of December 25, 2004		As of December 27, 2003

	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Gain	Value	Gain

Investment Classification
Available-for-sale	$—	$—	$15,098	$141
Trading securities	24,000	—	—	—

Total	$24,000	$—	$15,098	$141

Sales proceeds and gross realized gains and losses on investments for the years ending December 25, 2004, December 27, 2003, and December 28, 2002 were (in thousands):

	2004	2003	2002

Sale proceeds	$20,983	$20,470	$5,021

Gross realized (loss) gain	$(229)	$128	$21

In 2002, the Company received stock from the demutualization of a third party insurance provider. This security was classified as a trading security, and was sold for a gain of $1.3 million during the fourth quarter 2002.

D.	Inventories
Inventories for the years ended December 25, 2004 and December 27, 2003 consisted of the following (in thousands):

	2004	2003

Raw materials, principally hops	$10,708	$8,233
Work in process	880	769
Finished goods	973	888

	$12,561	$9,890

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Property, Plant and Equipment
Property, plant and equipment for the years ended December 25, 2004 and December 27, 2003 consisted of the following (in thousands):

	2004	2003

Kegs	$25,427	$23,404
Machinery and plant equipment	20,359	19,185
Office equipment and furniture	6,791	5,937
Leasehold improvements	3,861	3,604
Land	350	350
Building	1,420	1,420

	58,208	53,900
Less accumulated depreciation	40,986	36,841

	$17,222	$17,059

The Company recorded depreciation expense related to these assets of $4.4 million, $4.7 million and $5.4 million for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

F.	Accrued Expenses
Accrued expenses for the years ended December 25, 2004 and December 27, 2003 consisted of the following (in thousands):

	2004	2003

Advertising, promotional and selling expenses	$2,195	$2,437
Keg deposits	3,352	2,984
Employee wages and reimbursements	2,983	2,915
Accrued freight	1,429	969
Income taxes	1,804	1,495
Other accrued liabilities	4,731	4,704

	$16,494	$15,504

G.	Long-term Debt and Line of Credit
The Company has a credit facility in place that provides for a $20.0 million revolving line of credit (the credit facility was reduced from $45.0 million to $20.0 million as of August 2004) and expires on March 31, 2007. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (5.25% at December 25, 2004) or (ii) the applicable LIBOR rate (3.08% at December 25, 2004) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 25, 2004 and December 27, 2003. There were no amounts outstanding under the Company’s credit facilities as of December 25, 2004 and December 27, 2003
There are also certain restrictive covenants set forth by the debt agreement. Pursuant to the negative covenants, the Company has agreed it will not: enter into any indebtedness or guarantees other than those

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specified by the lender, enter into any sale and leaseback transactions, merge, consolidate, or dispose of significant assets without the lender’s prior written consent, will not make or maintain any investments other than those permitted in the debt agreement, will not enter into any transactions with affiliates outside of the ordinary course of business, and will not make any distributions on account of or in redemption, retirement or purchase of its capital stock, partnership or other equity interest, except as noted in the agreement. In addition, the credit agreement requires the Company to obtain prior written consent from the lender on distributions on account of, or in redemption, retirement or purchase of its capital stock or other equity interests with the exception of the following: (a) distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation (a subsidiary of The Boston Beer Company, Inc.), (b) redemption from former employees of non-vested investment shares of Class A Common Stock, issued under the Employee Equity Incentive Plan and (c) redemption of certain shares of Class A Common Stock as approved by the Board of Directors. In the event of a default that has not been cured, the credit facility would terminate and any unpaid principal and accrued interest would become immediately due and payable.

H.	Income Taxes
Significant components of the Company’s deferred tax assets and liabilities as of December 25, 2004 and December 27, 2003 are as follows (in thousands):

	2004			2003

	Current	Long-Term	Total	Current	Long-Term	Total

Deferred tax assets:
Incentive option/investment share plan	$—	$304	$304	$—	$207	$207
Accrued expenses	589		589	414	167	581
Reserves	934		934	931		931
Deferred compensation		172	172		186	186
Long-term contracts		431	431		549	549
Additional minimum liability		23	23

Other	32	141	173	31	13	44

Deferred tax assets	1,555	1,071	2,626	1,376	1,122	2,498
Valuation allowance	—	(64)	(64)	—	(86)	(86)

Total deferred tax assets	1,555	1,007	2,562	1,376	1,036	2,412
Deferred tax liabilities:
Depreciation	—	(2,980)	(2,980)	—	(3,152)	(3,152)
Hops inventory loss	(81)	—	(81)	(199)	—	(199)
Amortization of goodwill	—	(112)	(112)	—	(75)	(75)

Net deferred tax assets (liabilities)	$1,474	$(2,085)	$(611)	$1,177	$(2,191)	$(1,014)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of the income tax provision (benefit) for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 are as follows (in thousands):

	2004	2003	2002

Current:
Federal	$7,134	$5,127	$5,226
State	821	791	1,074

Total current	7,955	5,918	6,300
Deferred:
Federal	(344)	468	(554)
State	(35)	30	(208)

Total deferred	(379)	498	(762)

Total income tax provision	$7,576	$6,416	$5,538

The Company’s reconciliation to statutory rates is as follows:

	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.5%	3.0%	3.7%
Meals and entertainment	1.4%	1.4%	1.0%
Tax-exempt income	(.8)%	(1.1)%	(1.1)%
Effect of capital loss carryforward	—	—	(.1)%
Other	(.3)%	(.5)%	.8%

	37.8%	37.8%	39.3%

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by domestic tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Amounts recorded for contingent tax liabilities are not material in relation to the Company’s financial position. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures. The Company includes its estimated reserves for probable exposures in accrued expenses.

I.	Commitments and Contingencies

Purchase Commitments
The Company had outstanding purchase commitments related to advertising contracts of approximately $12.4 million, $10.2 million, and $22.0 million at December 25, 2004, December 27, 2003, and December 28, 2002, respectively.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2009, specify both the quantities and prices to which the Company is committed. The prices are denominated in Euros. The Company has no forward exchange contracts in place as of December 25, 2004 and intends to purchase future hops using the exchange rate at the time of purchase. Hops purchase commitments outstanding at December 25, 2004 totaled

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$11.5 million. Purchases under these contracts for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 were approximately $4.0 million, $5.2 million, and $1.1 million, respectively.
In the normal course of business, the Company enters into various production agreements with brewing companies. Title to beer products brewed under contract arrangement remains with the brewing company until the brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. There was approximately $2.1 million of raw materials and beer products in process at the contract brewing companies for which the Company was liable as of December 25, 2004 and $2.5 million as of December 27, 2003. The variance from 2003 to 2004 is due to a shift in production volume from contract breweries to the “Cincinnati Brewery” in December 2004. Additionally, the Company is obligated to meet annual volume requirements in conjunction with certain production agreements. During 2004, the Company met all existing minimum volume requirements in accordance with its production agreements, with the exception of one brewery location. The fees associated with this minimum volume requirement are not significant, and have been fully expensed in the Company’s financial statements at December 25, 2004.
The Company’s contracts with its supplying breweries periodically require it to purchase fixed assets in support of brewery operations. At this time, there are no specific fixed asset purchases anticipated at contract brewery locations under existing contracts during the next 12 months, but this could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter new production relationships.

Lease Commitments
The Company has various operating lease agreements in place as of December 25, 2004, primarily involving real estate. Terms of the leases include, in some instances, purchase options, renewals, and maintenance costs and varies by lease. These lease obligations expire at various dates through 2009.
Minimum annual rental payments under these agreements are as follows (in thousands):

2005	$1,158
2006	888
2007	141
2008	136
2009	125

$2,448

Rent expense was $1.3 million for the years ended December 25, 2004, December  27, 2003, and December 28, 2002, respectively.

Litigation
Two complaints against many producers of alcoholic beverages, including the Company, were filed in Ohio during the second quarter 2004 relating to advertising practices and underage consumption. The Company believes that in February 2005, similar complaints were filed in New York and in Wisconsin, each naming substantially the same defendants, including the Company. The suits allege that each defendant intentionally marketed its products to children and underage consumers and seeks an injunction and unspecified money damages on behalf of an undefined class of parents and guardians. These actions are in their earliest stages. The Company intends to vigorously defend this litigation, but it is not possible at this time to determine the impact on the Company.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint for declaratory judgment in Ohio seeking the court’s declaration that RICA owes no duty to defend or indemnify the Company in the underlying actions. While the Company believes it is entitled to reimbursement of its defense costs and indemnification, it is not able to predict at this time the ultimate outcome of this dispute.
The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its results of operations.

J.	Common Stock

Class A Common Stock
There were 22,700,000 shares authorized of Class A Common Stock with a par value of $.01, of which 10,088,869 shares were issued and outstanding as of December 25, 2004. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for certain (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock
There were 4,200,000 shares authorized of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding, at December 25, 2004. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, and (c) sales or dispositions of any significant portion of the Company’s assets. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.
All distributions of equity interest, including dividends, are restricted by the Company’s debt agreements, with the exception of distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation (a subsidiary of The Boston Beer Company, Inc.), redemption from former employees of non-vested investment shares of Class A Common Stock, issued under the Employee Equity Incentive Plan and redemption of certain shares of Class A Common Stock as approved by the Board of Directors.

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
The Investment Share feature of the Equity Plan permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment Shares vest ratably over a five-

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year period. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period. The plan was modified in October 2004 by action of the Board of Directors and the Class B Stockholder to limit the compensation used in the determination of the number of shares which a participant is eligible to purchase to a percentage of base salary and bonus (excluding income received as a result of the exercise of options or shares vesting under the Investment Share program). The Company recognized employee-related compensation expense for this feature of the Equity Plan of $.1 million for the years ending December 25, 2004, December 27, 2003, and December 28, 2002, respectively.
Under the Equity Plan, Investment Shares purchased and vested for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 were as follows:

	2004	2003	2002

Purchased	25,088	29,653	13,432
Vested	19,121	16,141	14,256
The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 2.8 million and 2.7 million were granted and not canceled at December 25, 2004 and December 27, 2003, respectively.

Non-Employee Options
On May 21, 1996, the Company adopted a Stock Option Plan for Non-Employee Directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company was granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board. The plan was amended in February 2003 to provide for an additional grant to Directors upon their initial election to the Board of Directors. At that time, existing non-employee Directors also received a one-time grant of an equal amount. The Plan was further amended in October 2004 to increase the number of shares reserved for issuance under the plan. The Company accounts for this plan using the intrinsic method.
The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Option Plan, of which 0.2 million and 0.2 million were granted and not canceled at December 25, 2004 and December 27, 2003, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Activity
Information related to options under the Equity Plan, the Non-Employee Director Option Plan and the SARs are as follows:

			Weighted Average
	Shares	Option Price	Exercise Price

Outstanding at December 29, 2001	1,632,534	$ 0.01 – $18.56	$9.76
Granted	265,200	$16.20 – $35.09	$19.78
Canceled	(31,020)	$ 7.16 – $17.55	$11.54
Exercised	(217,414)	$ 0.01 – $12.06	$8.16

Outstanding at December 28, 2002	1,649,300	$ 0.01 – $35.09	$10.40
Granted	465,000	$13.84 – $20.98	$15.65
Canceled	(130,000)	$ 7.16 – $35.09	$15.26
Exercised	(246,033)	$ 0.01 – $17.54	$8.72

Outstanding at December 27, 2003	1,738,267	$ 0.01 – $35.09	$11.13
Granted	169,100	$18.47 – $19.41	$18.61
Canceled	(13,325)	$ 0.01 – $17.55	$12.54
Exercised	(222,847)	$ 0.01 – $17.55	$10.04

Outstanding at December 25, 2004	1,671,195	$ 0.01 – $19.41	$12.07

Options exercisable were 955,645 at December 25, 2004, 891,207 at December 27, 2003 and 859,583 at December 28, 2002.
The following table summarizes information about stock options outstanding at December 25, 2004:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.01 – $ 0.01	2,212	2.06 years	$0.01	2,212	$0.01
$ 7.16 – $ 9.53	584,670	4.05 years	$9.01	467,470	$9.17
$11.09 – $16.64	635,413	5.81 years	$14.18	384,783	$13.91
$17.55 – $23.33	421,400	6.93 years	$18.42	101,180	$18.72
$29.30 – $35.09	27,500	2.19 years	$32.46	—	$0.00

$ 0.01 – $35.09	1,671,195	5.41 years	$13.72	955,645	$12.07

Stock Repurchase Program
The Board of Directors have approved up to $80.0 million for the repurchase of the Company’s Class A Common Stock. Through December 25, 2004, the Company has repurchased a total of approximately 7.1 million shares of its Class A Common Stock for an aggregate purchase price of $74.8 million.

Treasury Stock
Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares under Section 6.31, and thereby eliminates the concept of “treasury shares.” Accordingly, the Company has redesignated its existing treasury shares as authorized but unissued and allocated the cost of treasury stock at July 1, 2004 of $71,025 to retained earnings.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	Employee Retirement Plans
The Company has one retirement plan covering substantially all non-union employees and five retirement plans covering substantially all union employees.
The Boston Beer Company 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees. All fulltime, non-union employees over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each employee’s contribution dollar for dollar up to $1,000 and, thereafter, 50% of the employee’s contribution up to 6% of the employee’s annual wages, prorated during the first year of employment. The Company made contributions to the Plan in each of the three years ended December 25, 2004, December 27, 2003, and December 28, 2002 of $.5 million, $.5 million, and $.4 million, respectively.
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
The Company-sponsored defined pension plan, The Local Union #1199 Defined Benefit Pension Plan (Local 1199 Plan), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions to this plan in each of the three years ended December 25, 2004, December 27, 2003, and December 28, 2002 of $.1 million. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Local 1199 Plan are detailed in the tables below.
The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded vested benefits. Pension expense and employer contributions for these multi-employer plans were not significant in the aggregate.
Obligations and asset data of the Local 1199 Plan is presented in the following tables (in thousands):

	2004	2003	2002

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$708	$559	$453
Service cost	61	52	48
Interest cost	44	38	33
Actuarial loss	42	67	34
Benefits paid	(8)	(9)	(9)

Projected benefit obligation at end of year	$847	$707	$559

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Change in plan assets
Fair value of plan assets at beginning of year	$542	$422	$390
Actual return on plan assets	11	57	(21)
Employer contributions	58	72	62
Benefits paid	(8)	(9)	(8)

Fair value of plan assets at end of year	$603	$542	$423

Reconciliation of funded status
Funded status	$(244)	$(166)	$(136)
Funded status	309	248	213
Unrecognized actuarial loss	17	0	0

Net amount recognized	$82	$82	$77

	September 30,	December 31,	December 31,
	2004	2003	2002

Measurement date for obligations and assets
Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(227)	$(166)	$(136)
Additional minimum liability	309	248	213

Net amount recognized	$82	$82	$77

	2004	2003	2002

Accumulated benefit obligation	$847	$707	$559

	2004	2003	2002

Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$847	$707	$559
Accumulated benefit obligation	847	707	559
Fair value of plan assets	603	542	423

	2004	2003	2002

Components of net periodic benefit cost
Service cost	$61	$52	$48
Interest cost	44	38	33
Return on plan assets	(44)	(35)	(36)
Recognized net actuarial loss	13	12	9

Net annual periodic pension cost	$74	$67	$54

	2004	2003	2002

Increase in minimum liability included in other comprehensive income	$61	$35	$82

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,	December 31,
	2004	2003	2002

Weighted average assumptions used to determine benefit obligations as of periods ended
Discount rate	5.8%	6.3%	6.8%

	September 30,	December 31,	December 31,
	2004	2003	2002

Weighted average assumptions used to determine net periodic benefit cost for periods ended
Discount rate	6.3%	6.8%	6.8%
Expected return on assets	7.8%	7.8%	7.8%
The basis of the long-term rate of return assumption reflects the Local 1199 Plan’s current asset mix of approximately 60% debt securities and 40% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities. It is assumed that the Plan’s investment portfolio will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the Plan’s historical returns as well as future long-range projections of investment returns for each asset category.
The Local 1199 Plan’s weighted-average asset allocations at September 30, 2004, December 31, 2003 and December 31, 2002, by asset category are as follows:

Asset Category	2004	2003	2002

Equity securities	46%	42%	38%
Debt securities	54%	58%	62%
Total	100%	100%	100%
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
Contributions
The Company expects to contribute $.1 million to the Local 1199 Plan during the year ending December 31, 2005.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated future benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Expected
Benefit
Fiscal Years Ending	Payments

2005	$16
2006	17
2007	17
2008	20
2009	25
2010-2014	231
A comprehensive medical plan is offered to union employees who have voluntarily retired at 65 or have become permanently disabled. Employees must have worked for the Company or have prior ownership for at least 10 years at the Cincinnati Brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.8% at September 30, 2004, 6.3% at December 27, 2003 and December 28, 2002 and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The actuarial and recorded liabilities for this benefit have been funded within all material respects as of December 25, 2004, December 27, 2003 and December  28, 2002.

L.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	2004	2003	2002

Net income	$12,502	$10,558	$8,553
Shares used in net income per common share — basic	14,126	14,723	16,083
Dilutive effect of potential common shares	392	277	324

Shares used in net income per common share — diluted	14,518	15,000	16,407
Net income per common share — basic	$0.89	$0.72	$0.53

Net income per common share — diluted	$0.86	$0.70	$0.52

Options to purchase 392,000, 374,000 and 307,000 shares of Class A Common Stock were outstanding but not included in computing diluted EPS because their effects were anti-dilutive as of December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	Other Comprehensive Income (Loss)

	Unrealized
	Gain (Loss)		Accumulated
	on Available-	Minimum	Other
	For-Sale	Pension Liability	Comprehensive
	Securities	Adjustment	Income (Loss)

	(In thousands)
Balance, December 29, 2001	$—	$—	$—
Unrealized gain on available-for-sale securities	502	—	502
Minimum pension liability adjustment	—	(144)	(144)
Reclassification adjustment — available-for-sale securities	(21)	—	(21)
Tax (expense) benefit	—	82	82

Balance, December 28, 2002	481	(62)	419
Unrealized gain on available-for-sale securities	57	—	57
Minimum pension liability adjustment	—	(34)	(34)
Reclassification adjustment — available-for-sale securities	(397)	—	(397)
Tax (expense) benefit	—	—	—

Balance, December 27, 2003	141	(96)	45
Unrealized gain on available-for-sale securities	—	—	—
Minimum pension liability adjustment	—	(61)	(61)
Reclassification adjustment — available-for-sale securities	(141)	—	(141)
Tax (expense) benefit	—	(46)	(46)

Balance, December 25, 2004	$—	$(203)	$(203)

N.	Valuation and Qualifying Accounts
The information required to be included in Schedule II, Valuation and Qualifying Accounts, for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 is as follows (in thousands):

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Allowance for Doubtful Accounts	of Period	(Recovery)	(Deductions)	End of Period

2004	$450	$147	$—	$597
2003	$689	$112	$(351)	$450
2002	$625	$183	$(119)	$689
Deductions from allowance for doubtful accounts represent the write-off of uncollectible balances.

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Inventory Obsolescence Reserve	of Period	(Recovery)	(Deductions)	End of Period

2004	$1,047	$(334)	$—	$713
2003	$1,837	$(790)	$—	$1,047
2002	$2,239	$(402)	$—	$1,837

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Stale Beer Reserve	of Period	(Recovery)	(Deductions)	End of Period

2004	$742	$56	$—	$798
2003	$719	$23	$—	$742
2002	$470	$249	$—	$719

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	Quarterly Results (Unaudited)
In management’s opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	For Quarters Ended
	(In thousands, except per share data)

	December 25,	September 25,	June 26,	March 27,	December 27,	September 27,	June 28,	March 29,
	2004	2004	2004	2004	2003	2003	2003	2003

Barrels Sold	321	321	362	263	303	333	330	270
Revenue	$61,377	$60,476	$68,520	$49,307	$56,235	$61,584	$62,161	$50,123
Less excise taxes	5,574	5,743	6,503	4,652	5,474	6,039	5,841	4,804

Net revenue	55,803	54,733	62,017	44,655	50,761	55,545	56,320	45,319
Cost of goods sold	22,658	22,738	24,504	18,073	22,016	22,853	21,965	18,772

Gross profit	33,145	31,995	37,513	26,582	28,745	32,692	34,355	26,547

Advertising, promotional, and selling expenses	24,784	23,390	25,217	21,522	20,286	22,239	26,006	23,310
General and administrative expenses	4,072	3,926	3,630	3,209	2,808	4,348	3,669	3,803

Total operating expenses	28,856	27,316	28,847	24,731	23,094	26,587	29,675	27,113

Operating income (loss)	4,289	4,679	8,666	1,851	5,651	6,105	4,680	(566)

Interest income, net	270	183	187	200	144	287	260	394
Other (expenses) income, net	(9)	1	(231)	(8)	20	3	4	(8)

Income (loss) before provision (benefit) for income taxes	4,550	4,863	8,622	2,043	5,815	6,395	4,944	(180)
Provision (benefit) for income taxes	1,706	1,839	3,259	772	2,198	2,407	1,882	(71)

Net income (loss)	$2,844	$3,024	$5,363	$1,271	$3,617	$3,988	$3,062	$(109)

Earnings (loss) per share — basic	$0.20	$0.21	$0.38	$0.09	$0.26	$0.28	$0.20	$(0.01)

Earnings (loss) per share — diluted	$0.19	$0.21	$0.37	$0.09	$0.25	$0.28	$0.20	$(0.01)

Weighted average shares — basic	14,192	14,162	14,126	14,019	13,890	14,183	15,087	15,734

Weighted average shares — diluted	14,623	14,595	14,465	14,352	14,227	14,465	15,306	15,991

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 25, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment of the effectiveness of its internal control over financial reporting as of December 25, 2004 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Boston Beer Company, Inc. Boston, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Boston Beer Company, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 11, 2005

(c)	Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
In December, 2002, the Board of Directors of the Company adopted a (i) Code of Business Conduct and Ethics that applies to its Chief Executive Officer and its Chief Financial Officer, and (ii) Corporate Governance Guidelines. These, as well as the charters of each of the Board Committees, are posted on the Company’s website, www.bostonbeer.com, and are available in print to any shareholder who requests them. Such requests should be directed to the Investor Relations Department, The Boston Beer Company, Inc., 75 Arlington Street, Boston, MA 02116. The Company intends to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s Chief Executive Officer or Chief Financial Officer and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on the Company’s website.
The information required by Item 10 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be held on May 4, 2005.

Item 11.	Executive Compensation
The Information required by Item 11 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be held on May 4, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership
The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be held on May 4, 2005.

Related Stockholder Matters
Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	955,645	$12.07	543,000
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	955,645	$12.07	543,000

Item 13.	Certain Relationships and Related Transactions
The information required by Item 13 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be held on May 4, 2005.

Item 14.	Principal Accountant Fees and Services
The information required by Item 13 is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be held on May 4, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The financial statements and financial statement schedules are contained in Item 8 of Part II to this annual report on Form 10-K.
(b) Exhibits
The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.		Title

3.1		Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2		Restated Articles of Organization of the Company, dated July 21, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1		Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the ‘Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).

10.2		Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

10.3		Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.4		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

10.5		Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

10.6		Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7		Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

10.8		Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10	.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

Exhibit No.		Title

+10	.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10	.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

10.12		Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+10	.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

+10	.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.15		Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10	.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.17		Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

10.18		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.19		1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10	.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10	.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10	.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

10.23		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+10	.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+10	.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

10.27		Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

Exhibit No.		Title

+10	.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10	.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).

+10	.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31		Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

+10	.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.34		Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10	.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10	.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10	.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10	.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.41		Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10	.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).

+10	.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

10.44		Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Fleet National Bank and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.45		Amended and Restated 1996 Stock Option Plan for Non-Employee Directors effective October 19, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 7, 2004).

Exhibit No.		Title

+10	.46	Third Amended and Restated Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of December 1, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2005).

*11	.1	The information required by exhibit 11 has been included in Note O of the notes to the consolidated financial statements.

14.1		Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

*21	.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 25, 2004.

*23	.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

*31	.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2005.

The Boston Beer Company, Inc.

/s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ Martin F. Roper Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ William F. Urich William F. Urich	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. James Koch C. James Koch	Chairman, Clerk and Director

/s/ Pearson C. Cummin, III Pearson C. Cummin, III	Director

/s/ Robert N. Hiatt Robert N. Hiatt	Director

/s/ Charles Joseph Koch Charles Joseph Koch	Director

/s/ Jean-Michel Valette Jean-Michel Valette	Director

/s/ David A. Burwick David A. Burwick	Director