Form 10-Q
period 2005-03-26
BOSTON BEER CO INC
filed 2005-05-05
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes ☑                     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☑                     No ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2005:

Class A Common Stock, $.01 par value	10,183,833
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q

QUARTERLY REPORT
MARCH 26, 2005

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 26,	December 25,
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,523	$35,794
Short-term investments	23,900	24,000
Accounts receivable, net of allowance for doubtful accounts of $597 in 2005 and 2004	10,489	12,826
Inventories	12,755	12,561
Prepaid expenses	1,399	883
Deferred income taxes	1,400	1,474
Other assets	4,644	230

Total current assets	93,110	87,768

Property, plant and equipment, net	18,742	17,222
Other assets	1,060	1,095
Goodwill	1,377	1,377

Total assets	$114,289	$107,462

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,964	$9,744
Accrued expenses	22,141	16,494

Total current liabilities	28,105	26,238

Deferred income taxes	1,511	2,085
Other liabilities	768	769

Total liabilities	30,384	29,092

Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,182,663 shares in 2005 and 10,088,869 shares in 2004 issued and outstanding	102	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	67,842	66,157
Unearned compensation	(473)	(280)
Accumulated other comprehensive income	(124)	(203)
Retained earnings	16,517	12,554

Total stockholders’ equity	83,905	78,370

Total liabilities and stockholders’ equity	$114,289	$107,462

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 26,	March 27,
	2005	2004
	(unaudited)	(unaudited)
Revenue	$53,625	$49,307
Less excise taxes	4,916	4,652

Net revenue	48,709	44,655
Cost of sales	18,877	18,073

Gross profit	29,832	26,582

Operating expenses:
Advertising, promotional and selling expenses	19,808	21,522
General and administrative expenses	4,020	3,209

Total operating expenses	23,828	24,731

Operating income	6,004	1,851

Other income, net:
Interest income, net	301	200
Other income (expense), net	158	(8)

Total other income, net	459	192

Income before provision for income taxes	6,463	2,043
Provision for income taxes	2,500	772

Net income	$3,963	$1,271

Net income per common share – basic	$0.28	$0.09

Net income per common share – diluted	$0.27	$0.09

Weighted average number of common shares – basic	14,275	14,019

Weighted average number of common shares – diluted	14,698	14,352

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 26,	March 27,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,963	$1,271
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	980	1,251
Bad debt expense	—	65
Stock option compensation expense	36	22
Tax benefit from stock options exercised	413	309
Changes in assets and liabilities:
Accounts receivable	2,337	795
Inventory	(194)	(577)
Prepaid expenses	(516)	(322)
Other current assets	(4,141)	1,377
Other assets	—	(114)
Deferred taxes	(422)	(257)
Accounts payable	(3,780)	(51)
Accrued expenses	5,645	(953)
Other long-term liabilities	—	(46)

Net cash from operating activities	4,321	2,770

Cash flows from investing activities:
Redemption of short-term investments	100	—
Purchases of property, plant and equipment	(2,465)	(862)
Purchases of available-for-sale securities	—	(6,138)

Net cash used in investing activities	(2,365)	(7,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	697	1,136
Net proceeds from the sale of investment shares	76	48

Net cash from financing activities	773	1,184

Change in cash and cash equivalents	2,729	(3,046)

Cash and cash equivalents at beginning of period	35,794	27,792

Cash and cash equivalents at end of period	$38,523	$24,746

Supplemental disclosure of cash flow information:
Income taxes paid	$856	$87

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of March 26, 2005 and the statement of consolidated operations and consolidated cash flows for the quarters ended March 26, 2005 and March 27, 2004 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by U.S. generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of March 26, 2005 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 26, 2005 and March 27, 2004, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Short-Term Investments

Short-term investments as of March 26, 2005 and December 25, 2004 were as follows (in thousands):

	As of March 26, 2005		As of December 25, 2004
Investment	Fair Market	Unrealized	Fair Market	Unrealized
Classification	Value	Gain/(Loss)	Value	Gain/(Loss)
Trading Securities	$23,900	$—	$24,000	$—

There were no realized gains or losses recorded during the quarters ended March 26, 2005 and March 27, 2004.

C. Inventories

Inventories, which consist principally of hops, brewing materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following (in thousands):

	March 26,	December 25,
	2005	2004
Raw materials, principally hops	$10,675	$10,708
Work in process	750	880
Finished goods	1,330	973

	$12,755	$12,561

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

	For the three months ended
	March 26,	March 27,
	2005	2004
Net income	$3,963	$1,271

Shares used in net income per common share – basic	14,275	14,019
Dilutive effect of potential common shares	423	333

Shares used in net income per common share – diluted	14,698	14,352

Net income per common share – basic	$0.28	$0.09

Net income per common share – diluted	$0.27	$0.09

E. Comprehensive Income

Comprehensive income is as follows (in thousands):

	For the three months ended
	March 26,	March 27,
	2005	2004
Net income	$3,963	$1,271
Unrealized loss on available-for-sale securities, net of tax	—	58
Minimum pension liability adjustment, net of tax	79	(69)

Comprehensive income	$4,042	$1,260

F. Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments related to advertising contracts of approximately $9.1 million and $12.4 million at March 26, 2005 and December 25, 2004, respectively. These purchase commitments reflect amounts that are non-cancelable.

The Company uses certain German Noble Hops in the brewing of its beers. In order to ensure an adequate supply of these unique hops, the Company enters into contracts for the supply of these specific hops from the Company’s preferred growing areas. These purchase contracts, which currently extend through crop year 2008, specify both the quantities and prices to which the Company is committed, and help ensure adequate farmer planting for the Company’s needs.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at March 26, 2005 totaled $11.1 million (based on the exchange rate at March 26, 2005), compared to $11.5 million at December 25, 2004.

G. Common Stock

Stock Compensation Plans

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For the three months ended
	March 26,	March 27,
	2005	2004
Net income, as reported	$3,963	$1,271
Add: Stock-based employee compensation expense reported in net income, net of tax effects	22	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(283)	(222)

Pro forma net income	$3,702	$1,063

Earnings per share:
Basic – as reported	$0.28	$0.09
Basic – pro forma	$0.26	$0.08
Diluted – as reported	$0.27	$0.09
Diluted – pro forma	$0.25	$0.07

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three-month period ended March 26, 2005 as compared to the three-month period ended March 27, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 25, 2004.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.

Three Months Ended March 26, 2005 compared to Three Months Ended March 27, 2004

Net revenue. Net revenue increased by $4.1 million or 9.1% to $48.7 million for the three months ended March 26, 2005 as compared to the three months ended March 27, 2004. The increase is due to an increase in the volume of Boston Beer’s core brands as well as price increases implemented during the first quarter 2005.

Volume. Total shipment volume increased by 6.5% to 0.3 million barrels in the three months ended March 26, 2005 from the same period 2004, due to an increase in Samuel Adams® Brewmaster’s Collection, Samuel Adams® Seasonal brands and Twisted Tea®, partially offset by a decrease in shipments of Sam Adams Light® and Samuel Adams Boston Lager®.

Depletions, or wholesaler sales to retail, of core products lagged shipments for the first quarter 2005 by approximately 32,000 barrels. Wholesaler inventory levels at the end of the first quarter 2005 are believed to be higher than inventory levels at the end of the first quarter 2004. The Company expects wholesaler inventory levels to return to normal levels over several months. Orders in hand suggest that shipments for April and May 2005 will be up approximately 1.0% compared to the same period last year. As actual shipments may differ from this estimate, no inferences should be drawn with respect to future periods.

Selling Price. The selling price per barrel increased by 2.5% to $173.96 per barrel for the quarter ended March 26, 2005 as compared to the same period last year. This increase is due primarily to the price increases implemented in the first quarter 2005 and, to a lesser extent, a shift in the package mix from kegs to bottles.

Gross Profit. Gross profit was 61.2% as a percentage of net revenue or $106.54 per barrel for the quarter ended March 26, 2005, as compared to 59.5% and $101.07 for the quarter ended March 27, 2004. This gross profit percentage increase is due to an increase in selling price combined with a decline in cost of goods sold.

Cost of goods sold decreased by $1.30 per barrel to $67.42 per barrel for the quarter ended March 26, 2005, as compared to $68.72 per barrel for the quarter ended March 27, 2004. The decrease is due primarily to favorable manufacturing costs, only partially offset by the shift in package mix from kegs to bottles, and other inflationary cost increases.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, Promotional and Selling. Advertising, promotional and selling expenses decreased by $1.7 million to $19.8 million or 40.7% of net revenue for the three months ended March 26, 2005, compared to $21.5 million or 48.2% of net revenue for the three months ended March 27, 2004. The decrease is primarily driven by delayed television advertising spending in the first quarter 2005 as compared to the same period last year, as well as higher expenses in the first quarter 2004 for Sam Adams Light® outdoor and print advertising. The decrease was somewhat offset by higher freight costs in the first quarter 2005 as compared to the first quarter 2004 due to both higher shipment volume and higher freight rates.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and Administrative. General and administrative expenses increased by 25.3% or $0.8 million to $4.0 million for the quarter ended March 26, 2005 as compared to the same period last year. The increase primarily reflects an increase in salary and benefit costs, and accounting and legal fees.

Total other income, net. Other income increased by $0.3 million during the quarter ended March 26, 2005 as compared to the quarter ended March 27, 2004. This increase is due to higher interest yields in the investment portfolio and other miscellaneous income.

Provision for income taxes. The Company’s effective tax rate increased to approximately 38.7% for the three months ended March 26, 2005 from 37.8% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2.7 million to $38.5 million as of March 26, 2005 from $35.8 million as of December 25, 2004. For the three months ended March 26, 2005, the increase in cash and cash equivalents was primarily due to cash flows from operating activities, partially offset by cash used for the purchase of property, plant and equipment.

Cash flows from operating activities were $4.3 million and $2.8 million for the fiscal quarters ended March 26, 2005 and March 27, 2004, respectively. The increase in cash flows from operating activities during the first quarter 2005 as compared to the prior year was primarily due to an increase in net income and an increase in accounts receivable collections, partially offset by a decrease in accounts payable which is due to timing of payments. The increase in accrued expenses and other current assets are offsetting, which relate primarily to a deposit held from a potential wholesaler.

Cash from financing activities decreased by $0.4 million to $0.8 million for the quarter ended March 26, 2005 as compared to the same period last year primarily due to a decline in proceeds from stock options exercised.

The Company did not repurchase any of its shares of outstanding Class A Common stock in the first quarter 2005. As of May 3, 2005, there were $5.2 million remaining under the $80 million expenditure authorization by the Board of Directors related to the Stock Repurchase Program.

During the quarter ended March 26, 2005, the Company’s cash was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade Municipal Auction Rate Securities with short-term maturities. The objective is to preserve principal, maintain liquidity, optimize return on investment and minimize expenses associated with the selection and management of investment securities.

The Company utilized $2.5 million for the purchase of capital equipment during the three months ended March 26, 2005 as compared to $0.9 million during the same period last year. Purchases during the first three months of 2005 consisted of keg and machinery and equipment purchases including equipment related to the brewery expansion project in Cincinnati.

During 2005, the Company plans to spend in the range of $12.0 million to $15.0 million on capital expenditures for investment in kegs, production efficiencies and information systems. This estimate includes approximately $6.5 million that the Company anticipates spending on the expansion project at its Cincinnati Brewery in 2005 and between $2.5 million and $4.0 million related to an investment in the Cincinnati Brewery in connection with a production of clear malt base pursuant to a production agreement with Brown-Forman Corporation.

With working capital of $65.0 million and $20.0 million in unused credit facilities as of March 26, 2005, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s $20.0 million credit facility expires on March 31, 2007. As of the date of this filing, the Company is not in violation of any of its covenants to the lender under the credit facility and there are no amounts outstanding under the credit facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

As of March 26, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table presents contractual obligations as of March 26, 2005.

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
(in thousands)	Total	Year	Years	Years	Years

Advertising Commitments	$9,139	$9,139	$—	$—	$—
Hops Purchase Commitments	11,059	3,990	6,629	440	—
Operating Leases	2,165	1,156	783	226	—
Other Commitments	746	509	237	—	—

Total Contractual Obligations	$23,109	$14,794	$7,649	$666	$—

The Company’s outstanding purchase commitments related to advertising contracts of approximately $9.1 million at March 26, 2005 reflect amounts that are non-cancelable.

The Company uses certain German Noble Hops in the brewing of its beers. In order to ensure an adequate supply of these unique hops, the Company enters into contracts for the supply of these specific hops from the Company’s preferred growing areas. These purchase contracts, which currently extend through crop year 2008, specify both the quantities and prices to which the Company is committed, and help ensure adequate farmer planting for the Company’s needs. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding on March 26, 2005 totaled $11.1 million (based on the exchange rate at March 26, 2005), compared to $11.5 million on December 25, 2004 (based on the exchange rate at December 25, 2004).

In the normal course of business, the Company is a party to production agreements with various third party brewing companies for the production of its products. Title to beer products brewed under these contract arrangements remains with the Company throughout the entire production and distribution process. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of the production agreement. There were approximately $2.2 million of raw materials and beer products in process at the contract brewers for which the Company was liable as of March 26, 2005.

Additionally, the Company is obligated to meet annual volume requirements in conjunction with certain production agreements. The fees associated with these minimum volume requirements are generally not significant and are expensed as incurred.

The Company’s agreements with its contract breweries periodically require the Company to purchase fixed assets in support of brewery operations. Capital projects will customarily be initiated when necessitated by a change in the Company’s brewing strategy or changes to existing production arrangements or when the Company enters into new production relationships or introduces new products.

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

Inventory Reserves

The excess hops inventory reserve accounts for a significant portion of the inventory obsolescence reserve. The Company uses certain noble hops grown in Germany, for which it enters forward contracts to ensure adequate numbers of farmers in its preferred growing regions are planting and maintaining the proper quality hopvines. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted usage requirements. Hop quality deteriorates with prolonged periods of storage and the Company discards or sells hops that no longer meet its specifications. The computation of the excess hop inventory and purchase commitment reserve is based on the age of the hops on-hand and requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company will continue to manage hop inventory and contract levels as necessary to attempt to ensure that it has access to the best hops each year. The current inventory and contract levels are deemed adequate, based upon foreseeable future brewing requirements. Actual hops usage and needs may differ materially from management’s estimates.

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

Stale Beer Accrual

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. For several years, the Company has credited approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company establishes an accrual based upon two factors. The first factor considers actual prior months’ return expense, which is applied to an estimated lag time for receipt of product and the processing of the credit to the distributor by the Company. The second factor is the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual.

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

In April 2005, the Securities and Exchange Commission (“the Commission”) amended the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. The Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company intends to adopt SFAS No. 123R in fiscal year 2006. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position, operations and cash flows.

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

FORWARD-LOOKING STATEMENTS

In this Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” “plan” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since March 26, 2005, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 26, 2005, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 26, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company, along with numerous other alcohol beverage producers, has been named as a defendant in number of class action law suits in several states relating to advertising practices and underage consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to underage consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company intends to defend this litigation vigorously. All of these actions are in their earliest stages and it is not possible at this time to determine their likely impact on the Company.

In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint for declaratory judgment in Ohio seeking the court’s declaration that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio. While the Company believes it is entitled to reimbursement of its defense costs and indemnification, it is not able to predict at this time the ultimate outcome of this dispute.

In February 2005, the Company filed a Demand for Arbitration seeking declaratory rulings relating to a contract dispute with two of its wholesalers, who have responded with various counterclaims against the Company. In addition, the respondents have stated that they intend to name the Company and its founder, C. James Koch, in additional litigation. While it is too early to anticipate the likely outcome of these proceedings or their net impact on the Company, the Company does not currently expect these matters to have a materially adverse effect on the Company’s business or operating results.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Registrant made no purchases of Class A Common Stock during the period ended March 26, 2005.

The Company’s Board of Directors has authorized an aggregate expenditure limitation of $80.0 million for the repurchase of the Company’s Class A Common Stock under a stock repurchase program. During the first quarter 2005, the Company did not purchase any of its outstanding stock under the Stock Repurchase Program and, as of March 26, 2005, $5.2 million of the authorization remained in the program. From the inception of the Stock Repurchase Program through May 3, 2005, the Company has repurchased a total of 7.1 million shares of Class A Common Stock for an aggregate purchase price of $74.8 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

     Item 6. EXHIBITS

Exhibit No.	Title
*+10.47	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005.

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report

+ Portions of this exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: May 5, 2005	By: /s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2005	By: /s/ William F. Urich

William F. Urich
Treasurer and Chief Financial Officer
(principal accounting and financial officer)