Form 10-Q
period 2005-06-25
BOSTON BEER CO INC
filed 2005-08-04
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended                                June 25, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☑	No ☐
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2005:

Class A Common Stock, $.01 par value	10,007,737
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
JUNE 25, 2005

PART I. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 25,	December 25,
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$40,591	$35,794
Short-term investments	24,100	24,000
Accounts receivable, net of the allowance for doubtful accounts of $423 and $597 as of June 25, 2005 and December 25, 2004, respectively	12,455	12,826
Inventories	12,146	12,561
Prepaid expenses	1,032	883
Deferred income taxes	1,505	1,474
Other assets	370	230

Total current assets	92,199	87,768

Property, plant and equipment, net	22,214	17,222
Other assets	1,083	1,095
Goodwill	1,377	1,377

Total assets	$116,873	$107,462

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,533	$9,744
Accrued expenses	18,761	16,494

Total current liabilities	28,294	26,238

Deferred income taxes	1,609	2,085
Other liabilities	722	769

Commitments and Contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,077,963 and 10,088,869 issued and outstanding as of June 25, 2005 and December 25, 2004, respectively	101	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	68,621	66,157
Unearned compensation	(439)	(280)
Accumulated other comprehensive loss	(101)	(203)
Retained earnings	18,025	12,554

Total stockholders’ equity	86,248	78,370

Total liabilities and stockholders’ equity	$116,873	$107,462

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Revenue	$68,495	$68,520	$122,120	$117,827
Less excise taxes	6,862	6,503	11,778	11,155

Net revenue	61,633	62,017	110,342	106,672
Cost of goods sold	24,701	24,504	43,578	42,577

Gross profit	36,932	37,513	66,764	64,095

Operating expenses:
Advertising, promotional and selling expenses	25,073	25,217	44,881	46,739
General and administrative expenses	3,999	3,630	8,019	6,839

Total operating expenses	29,072	28,847	52,900	53,578

Operating income	7,860	8,666	13,864	10,517

Other income (expense):
Interest income, net	479	187	780	387
Other income (expense)	60	(231)	218	(239)

Total other income (expense)	539	(44)	998	148

Income before provision for income taxes	8,399	8,622	14,862	10,665
Provision for income taxes	3,256	3,259	5,756	4,031

Net income	$5,143	$5,363	$9,106	$6,634

Earnings per common share — basic	$0.36	$0.38	$0.64	$0.47

Earnings per common share — diluted	$0.35	$0.37	$0.62	$0.46

Weighted average number of common shares — basic	14,258	14,126	14,267	14,073

Weighted average number of common shares — diluted	14,614	14,465	14,653	14,406

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 25,	June 26,
	2005	2004
Cash flows from operating activities:
Net income	$9,106	$6,634
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,059	2,526
Gain on disposal of property, plant and equipment	(10)	—
Realized loss on sale of short-term investments	—	229
Stock option compensation expense	71	63
Tax benefit from stock options exercised	588	689
Changes in assets and liabilities:
Accounts receivable	371	(4,841)
Inventories	415	710
Prepaid expenses	(149)	82
Other assets	(10)	1,522
Deferred income taxes	(405)	32
Accounts payable	(211)	1,781
Accrued expenses	2,267	3,263
Other liabilities	(47)	(46)

Net cash from operating activities	14,045	12,644

Cash flows (used in) from investing activities:
Purchases of property, plant and equipment	(6,981)	(2,051)
Proceeds on disposal of property, plant and equipment	12	—
Purchases of short-term investments	(200)	(9,257)
Proceeds from the sale of short-term investments	100	20,983

Net cash (used in) from investing activities	(7,069)	9,675

Cash flows (used in) from financing activities:
Repurchase of stock	(3,635)	—
Proceeds from exercise of stock options	1,311	1,845
Net proceeds from the sale of investment shares	145	112

Net cash (used in) from financing activities	(2,179)	1,957

Change in cash and cash equivalents	4,797	24,276

Cash and cash equivalents at beginning of period	35,794	27,792

Cash and cash equivalents at end of period	$40,591	$52,068

Supplemental disclosure of cash flow information:
Income taxes paid	$4,882	$533

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of June 25, 2005 and the statement of consolidated operations and consolidated cash flows for the interim periods ending June 25, 2005 and June 26, 2004 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of June 25, 2005 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 25, 2005 and June 26, 2004, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
Short-term investments are classified as trading securities and primarily include municipal auction rate securities that totaled $24.1 million and $24.0 million as of June 25, 2005 and December 25, 2004, respectively.
The Company recorded a realized loss on the sale of short-term investments of $0 for the three and six month periods ended June 25, 2005 and $0.2 million for the three and six month periods ended June 26, 2004.
C. Inventories
Inventories, which consist principally of hops, brewing materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.
Inventories consist of the following (in thousands):

	June 25,	December 25,
	2005	2004
Raw materials, principally hops	$10,200	$10,708
Work in process	858	880
Finished goods	1,088	973

	$12,146	$12,561

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the three months ended		For the six months ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income	$5,143	$5,363	$9,106	$6,634

Shares used in earnings per common share — basic	14,258	14,126	14,267	14,073
Dilutive effect of common equivalent shares — stock options	356	339	386	333

Shares used in earnings per common share — diluted	14,614	14,465	14,653	14,406

Earnings per common share — basic	$0.36	$0.38	$0.64	$0.47

Earnings per common share — diluted	$0.35	$0.37	$0.62	$0.46

E. Comprehensive Income
Comprehensive income is as follows (in thousands):

	For the three months ended		For the six months ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income	$5,143	$5,363	$9,106	$6,634
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(138)	—	(141)
Minimum pension liability adjustment, net of tax	23	—	102	(69)

Comprehensive income	$5,166	$5,225	$9,208	$6,424

F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding purchase commitments related to advertising contracts of approximately $5.8 million and $12.4 million at June 25, 2005 and December 25, 2004, respectively. These purchase commitments reflect amounts that are non-cancelable.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2009, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at June 25, 2005 totaled $10.3 million (based on the exchange rate at June 25, 2005), compared to $11.5 million at December 25, 2004.
H. Common Stock
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the three months ended		For the six months ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net income, as reported	$5,143	$5,363	$9,106	$6,634
Add: Stock-based employee compensation expense reported in net income, net of tax effects	22	21	44	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(324)	(352)	(607)	(574)

Pro forma net income	$4,841	$5,032	$8,543	$6,095

Earnings per share:
Basic — as reported	$0.36	$0.38	$0.64	$0.47
Basic — pro forma	$0.34	$0.36	$0.60	$0.43
Diluted — as reported	$0.35	$0.37	$0.62	$0.46
Diluted — pro forma	$0.33	$0.35	$0.58	$0.42
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

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and six-month periods ended June 25, 2005 as compared to the three and six-month periods ended June 26, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 25, 2004.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.
Three Months Ended June 25, 2005 compared to Three Months Ended June 26, 2004
Net revenue. Net revenue decreased by $0.4 million or 0.6% to $61.6 million for the three months ended June 25, 2005 as compared to the three months ended June 26, 2004. The decrease is primarily due to a decline in shipment volume of Boston Beer’s core brands, partially offset by net price increases and a shift in the product and package mix.
Volume. Total shipment volume decreased by 2.8% to 0.4 million barrels in the three months ended June 25, 2005 as compared to the same period 2004. The decrease in shipment volume was due to declines in Samuel Adams Boston Lager®, Sam Adams Light®, partially offset by growth in Twisted Tea®, Seasonal Brands, and Brewmaster’s Collection.
Wholesaler inventory levels at the end of the second quarter 2005 were at normal levels, based on historical measures. Shipments and orders in-hand suggest that core shipments for July and August 2005 could be up approximately 11% as compared to the same period in 2004. Actual shipments for the current quarter may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Selling Price. The net selling price per barrel increased by 2.2% to $174.60 per barrel for the quarter ended June 25, 2005 as compared to the same period last year. This increase is due to price increases and a shift in the product and package mix, which was partially offset by an increase in the provision for excise taxes payable. During the second quarter 2005, the Company recorded an adjustment in its provision for excise taxes payable in the amount of $0.5 million.
The product and package mix shift was driven by higher shipments of Samuel Adams Utopias™ in 2005 which has higher revenue per barrel than other core products and a shift in the package mix to bottles from kegs as the selling price per equivalent barrel is higher for bottles than for kegs. The package shift from kegs to bottles is primarily due to increases in Twisted Tea® and Brewmaster’s Collection as these products are primarily available in bottles.
Gross profit. Gross profit was 59.9% as a percentage of net revenue or $104.62 per barrel for the quarter ended June 25, 2005, as compared to 60.5% and $103.34 for the quarter ended June 26, 2004. The decline in gross profit as a percentage of net sales is due to increases in cost of goods sold per barrel and the provision for excise taxes payable, partially offset by price increases that were taken during the first quarter 2005.
The Company expects its gross profit percentage for the full year 2005 to be approximately equal to the six month 2005 rate of 60.5%, provided product mix is stable.
Cost of goods sold increased by 3.7% or $2.47 per barrel to $69.97 per barrel for the quarter ended June 25, 2005, as compared to $67.50 per barrel for the same period last year. The increase is primarily due to shifts in the product and package mix and higher packaging material costs as compared to the same period last year.
The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $0.1 million to $25.1 million for the three months ended June 25, 2005 as compared to the three months ended June 26, 2004 due to increases in freight costs and wages, partially offset by lower advertising expenditures.
For the full year 2005 we expect to increase our brand support in advertising, promotional and selling spend by between $3.0 and $5.0 million over full year 2004.
General and administrative. General and administrative expenses increased by 10.2% or $0.4 million to $4.0 million for the quarter ended June 25, 2005 as compared to the same period last year, primarily due to increases in wages, accounting, audit and legal fees.
Interest income. Interest income increased by $0.3 million to $0.5 million for the quarter ended June 25, 2005 as compared to the same period last year due to higher cash and investment balances coupled with higher interest rates earned on investments in 2005.
Other income (expense), net. Other income (expense) increased by $0.3 million to income of $0.1 million earned during the quarter ended June 25, 2005 as compared to expense of $0.2 million for the quarter ended June 26, 2004. This increase is primarily due to a $0.2 million loss incurred on the sale of available-for-sale securities in the quarter ended June 26, 2004 as compared to no losses incurred on investment sales during 2005.
Provision for income taxes. The Company’s effective tax rate increased to approximately 39% for the six months ended June 25, 2005 from approximately 38% for the same period last year. The Company currently estimates that its effective tax rate for fiscal year 2005 will be approximately 39%. The increase in the effective tax rate, as compared to the prior year, is due to apportionment of income amongst states.
Six Months Ended June 25, 2005 compared to Six Months Ended June 26, 2004
Net revenue. Net revenue increased by $3.7 million or 3.4% to $110.3 million for the six months ended June 25, 2005 from $106.7 million for the six months ended June 26, 2004. The increase is primarily due to net price increases, an increase in shipment volume, and a shift in the package and product mix.
Volume. Total shipment volume increased by 1.1% to 0.6 million barrels for the six months ended June 25, 2005 as compared to the same period 2004, due to an increase in shipments of Twisted Tea®, Brewmaster’s Collection, and Seasonal Brands, partially offset by declines in Samuel Adams Boston Lager® and Sam Adams Light®.
Selling Price. The net selling price per barrel increased by approximately 2.3% to $174.32 per barrel for the six months ended June 25, 2005 as compared to the prior year. This increase is due to net price increases that were taken during the first quarter 2005 and a shift in the product and package mix. These increases were partially offset by a $0.5 million adjustment in the provision for excise taxes payable during the six months ended June 25, 2005.
Gross profit. Gross profit was 60.5% as a percentage of net revenue or $105.47 per barrel for the six months ended June 25, 2005, as compared to 60.1% and $102.39 for the six months ended June 26, 2004. The increase per barrel is primarily due to net price increases that were partially offset by the adjustment in the provision for excise taxes payable and an increase in cost of goods sold per barrel.
Cost of goods sold increased by 1.2% or $0.83 per barrel during the six months ended June 25, 2005 as compared to the same period last year due to a shift in the product and package mix and an increase in packaging material costs.
Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $1.9 million to $44.9 million for the six months ended June 25, 2005, as compared to $46.7 million for the six months ended June 26, 2004. The decrease is primarily driven by reduced advertising spending, partially offset by higher freight costs for the six months ended June 25, 2005 as compared to the prior year. The increase in freight costs is due to higher shipment volume and higher freight rates in 2005 as compared to last year.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
General and administrative. General and administrative expenses increased by 17.3% or $1.2 million to $8.0 million for the six months ended June 25, 2005 as compared to the same period last year. The increase in general and administrative expenses is primarily due to an increase in wages, accounting, audit and legal fees during the first half of 2005 as compared to last year.
Interest income. Interest income increased by $0.4 million to $0.8 million for the six months ended June 25, 2005 as compared to the same period last year due to higher cash and investment balances coupled with higher interest rates earned on investments in 2005.
Other income (expense), net. Other income (expense), net increased by $0.5 million to $0.2 million for the six months ended June 25, 2005 as compared to the same period ended June 26, 2004. This increase is primarily due to a $0.2 million loss incurred during the six months ended June 26, 2004 on the sale of available-for-sale securities as compared to no losses incurred on investment sales during 2005.
Provision for income taxes. The Company’s effective tax rate increased to approximately 39% for the six months ended June 25, 2005 from approximately 38% for the same period last year. The Company currently estimates that its effective tax rate for fiscal year 2005 will be approximately 39%. The increase in the effective tax rate, as compared to the prior year, is due to apportionment of income amongst states.
LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased by $4.9 million to $64.7 million as of June 25, 2005 from $59.8 million as of December 25, 2004. The increase is primarily due to $14.0 million of cash provided by operating activities, partially offset by $7.0 million used for purchases of property, plant and equipment and $2.2 million used in financing activities.
Cash from operating activities increased by $1.4 million in the six months ended June 25, 2005 as compared to the same period last year, primarily due to a $2.5 million increase in net income.
The Company used $7.0 million for the purchase of capital equipment during the six months ended June 25, 2005 as compared to $2.1 million during the same period last year. Purchases during the first half of 2005 primarily consisted of machinery and equipment purchases related to the brewery expansion project in Cincinnati and, to a lesser extent, purchases of kegs.
During 2005, the Company plans to spend in the range of $12.0 million to $15.0 million on capital expenditures for investment in production efficiencies, kegs and information systems. This estimate includes approximately $6.5 million that the Company anticipates spending on the expansion project at its Cincinnati Brewery in 2005. The expansion project at the Cincinnati Brewery is expected to be completed in the third quarter 2005 and is expected to increase future production volume at that brewery to approximately two-thirds of total production volume.
Cash used in financing activities of $2.2 million during the six months ended June 25, 2005 increased by $4.1 million as compared to the $1.9 million of cash provided by financing activities during the same period last year. The increase of cash used in financing activities is due to $3.6 million used to repurchase the Company’s Class A Common Stock under its Stock Repurchase Program during the six months ended June 25, 2005 coupled with a $0.5 million decline in proceeds from the exercise of stock options as compared to the same period last year.
The Company repurchased $3.6 million and $0 during six month periods ended June 25, 2005 and June 26, 2004, respectively, of its Class A Common Stock under the Company’s Stock Repurchase Program. Effective July 26, 2005 the Company’s Board of Directors increased the aggregate expenditure limitation on the Company’s Stock Repurchase Program from $80.0 million to $100.0 million. As of August 2, 2005, the Company has repurchased a total of approximately 7.3 million shares of its Class A Common Stock for an aggregate purchase price of $80.0 million and had $20.0 million remaining on the $100.0 million share buyback expenditure limit.
As of June 25, 2005, the Company’s cash was primarily invested in taxable and tax-exempt money market funds and short-term tax-exempt interest-bearing securities. The Company’s investment objectives are to preserve principal, maintain liquidity and achieve favorable tax advantaged yields.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
With working capital of $63.9 million and $20.0 million in unused credit facilities as of June 25, 2005, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s $20.0 million credit facility expires on March 31, 2007. As of the date of this filing, the Company is not in violation of any of its covenants to the lender under the credit facility and there are no amounts outstanding under the credit facility.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
As of June 25, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table presents contractual obligations as of June 25, 2005.

(in thousands)		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Advertising Commitments	$5,797	$5,761	$36	$—	$—
Hops Purchase Commitments	10,296	3,688	6,197	411	—
Operating Leases	1,885	1,156	538	191	—

Total Contractual Obligations	$17,978	$10,605	$6,771	$602	$—

The Company’s outstanding purchase commitments related to advertising contracts of approximately $5.8 million at June 25, 2005 reflect amounts that are non-cancelable.
The Company uses certain German Noble Hops in the brewing of its beers. In order to ensure an adequate supply of these unique hops, the Company enters into contracts for the supply of these specific hops from the Company’s preferred growing areas. These purchase contracts, which currently extend through crop year 2009, specify both the quantities and prices to which the Company is committed, and help ensure adequate farmer planting for the Company’s needs. The prices of these contracts are denominated in euros. Amounts included in the above table are in United States dollars using the exchange rate as of June 25, 2005. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in euros using the exchange rate at the time of purchase.
In the normal course of business, the Company is a party to production agreements with various third party brewing companies for the production of its products. The Company is charged a per unit rate for the production of its products at each of these breweries and bears the costs of raw materials and specialized equipment required to brew the Company’s beers. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of the production agreement. There were approximately $2.6 million of raw materials and beer products in process at the contract breweries for which the Company was liable as of the end of the quarter ended June 25, 2005.
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

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Our provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as cost of goods sold.
The excess hops inventory reserve accounts for a portion of the inventory obsolescence reserve. The Company uses certain Noble hops grown in Germany, for which it enters forward contracts to ensure adequate numbers of farmers in its preferred growing regions are planting and maintaining the proper quality hop vines. The Company manages hop inventory and contract levels as necessary to attempt to ensure that it has access to the best hops each year. The current inventory and contract levels are deemed adequate, based upon foreseeable future brewing requirements. Actual hops usage and needs may differ materially from management’s estimates.
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

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 25, 2004, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of June 25, 2005, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure

PART I. Item 4. CONTROLS AND PROCEDURES (continued)
controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 25, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company, along with numerous other alcohol beverage producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and underage consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to underage consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company intends to defend this litigation vigorously. All of these actions are in their earliest stages and it is not possible at this time to determine their likely impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint for declaratory judgment in Ohio seeking the court’s declaration that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio. This matter was administratively closed on July 19, 2005. On July 20, 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint against the Company for declaratory judgment in New York seeking the court’s declaration that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in courts other than in Ohio. The Company continues to believe that it is entitled to reimbursement of its defense costs and indemnification for all the class actions, but it is not able to predict at this time the ultimate outcome of this dispute.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective July 26, 2005 the Company’s Board of Directors increased the aggregate expenditure limitation on the Company’s Stock Repurchase Program from $80.0 million to $100.0 million. As of August 2, 2005, the Company has repurchased a total of approximately 7.3 million shares of its Class A Common Stock for an aggregate purchase price of $80.0 million and had $20.0 million remaining on the $100.0 million share buyback expenditure limit. During the six months ended June 25, 2005, the Company repurchased $3.6 million or 0.2 million of its Class A Common Stock as illustrated in the table below:

PART II. Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (continued)

			Total Number of
			Shares Purchased as
			Part of Publicly
	Total Number of	Average Price Paid	Announced Plans or
Period	Shares Purchased	per Share	Programs

December 26, 2004 to January 29, 2005	—	—	—
January 30, 2005 to February 26, 2005	—	—	—
February 27, 2005 to March 26, 2005	—	—	—
March 27, 2005 to April 30, 2005	—	—	—
May 1, 2005 to May 28, 2005	46	$21.01	46
May 29, 2005 to June 25, 2005	122	$21.86	122

Total	168	$21.63	168

As of August 2, 2005, the Company had 10.0 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 4, 2005. The following items were voted upon at that time.
“RESOLVED: That the appointment by the Class A Directors on February 15, 2005 of David A. Burwick as a Class A Director to fill the vacancy created by the resignation of James C. Kautz be approved.”
“RESOLVED: That David A. Burwick, Pearson C. Cummin, III and Robert N. Hiatt be and they hereby are elected Class A Directors of the Corporation to serve for a term of one year ending on the date of the 2006 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”
The results of the vote were, as follows:
Election of Class A Directors:

	For	Withheld

David A. Burwick	8,846,568	41,262
Pearson C. Cummin, III	8,664,934	222,896
Robert N. Hiatt	8,821,594	66,236
Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, voted on the election of four (4) Class B Directors.

PART II. Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)
“RESOLVED: That C. James Koch, Charles Joseph Koch, Martin F. Roper and Jean-Michel Valette be and they hereby are elected Class B Directors of the Corporation to serve for a term of one year ending on the date of the 2006 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”
The results of the vote were, as follows:
Election of Class B Directors:

	For	Withheld

C. James Koch	4,107,355	0
Charles Joseph Koch	4,107,355	0
Martin F. Roper	4,107,355	0
Jean-Michel Valette	4,107,355	0

The Class B Stockholder also adopted the following resolution:
“RESOLVED: That I hereby reserve the right to increase the number of Class B Directors to up to seven (7) at such time as I deem appropriate and to elect up to three (3) additional Class B Directors accordingly.”
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
THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: August 4, 2005	By:	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: August 4, 2005	By:	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)