Form 10-Q
period 2005-09-24
BOSTON BEER CO INC
filed 2005-11-03
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☑      No ☐
Number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005:

Class A Common Stock, $.01 par value	9,781,797
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 24, 2005

PART I. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 24,	December 25,
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$37,396	$35,794
Short-term investments	24,250	24,000
Accounts receivable, net of the allowance for doubtful accounts of $449 and $597 as of September 24, 2005 and December 25, 2004, respectively	14,438	12,826
Inventories	12,452	12,561
Prepaid expenses and other assets	1,572	1,113
Deferred income taxes	1,224	1,474

Total current assets	91,332	87,768

Property, plant and equipment, net	25,072	17,222
Other assets	1,050	1,095
Goodwill	1,377	1,377

Total assets	$118,831	$107,462

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,309	$9,744
Accrued expenses	20,787	16,494

Total current liabilities	32,096	26,238

Deferred income taxes	2,037	2,085
Other liabilities	721	769

Commitments and Contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,799,527 and 10,088,869 issued and outstanding as of September 24, 2005 and December 25, 2004, respectively	98	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	69,380	66,157
Unearned compensation	(398)	(280)
Accumulated other comprehensive loss	(140)	(203)
Retained earnings	14,996	12,554

Total stockholders’ equity	83,977	78,370

Total liabilities and stockholders’ equity	$118,831	$107,462

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Revenue	$69,743	$60,477	$191,863	$178,303
Less excise taxes	6,533	5,743	18,311	16,898

Net revenue	63,210	54,734	173,552	161,405
Cost of goods sold	25,838	22,738	69,416	65,315

Gross profit	37,372	31,996	104,136	96,090

Operating expenses:
Advertising, promotional and selling expenses	26,816	23,391	71,697	70,129
General and administrative expenses	4,353	3,926	12,372	10,765

Total operating expenses	31,169	27,317	84,069	80,894

Operating income	6,203	4,679	20,067	15,196

Other income:
Interest income	425	183	1,205	570
Other income (expense)	175	1	393	(238)

Total other income	600	184	1,598	332

Income before provision for income taxes	6,803	4,863	21,665	15,528
Provision for income taxes	2,616	1,838	8,372	5,870

Net income	$4,187	$3,025	$13,293	$9,658

Earnings per common share – basic	$0.30	$0.21	$0.94	$0.68

Earnings per common share – diluted	$0.29	$0.21	$0.91	$0.67

Weighted average number of common shares – basic	14,070	14,162	14,201	14,103

Weighted average number of common shares – diluted	14,437	14,595	14,580	14,479

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 24,	September 25,
	2005	2004
Cash flows provided by operating activities:
Net income	$13,293	$9,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,198	3,856
Gain on disposal of property, plant and equipment	(6)	(1)
Realized loss on sale of short-term investments	—	229
Stock option compensation expense	108	91
Bad debt (recovery) expense	(148)	65
Tax benefit from stock options exercised	853	709
Changes in operating assets and liabilities:
Accounts receivable	(1,464)	(1,968)
Inventories	109	(1,005)
Prepaid expenses and other assets	(433)	1,129
Deferred income taxes	280	29
Accounts payable	1,565	2,032
Accrued expenses	4,293	1,042
Other liabilities	(48)	(47)

Net cash provided by operating activities	21,600	15,819

Cash flows used in investing activities:
Purchases of property, plant and equipment	(10,950)	(3,530)
Proceeds on disposal of property, plant and equipment	14	1
Purchases of short-term investments	(350)	(26,256)
Proceeds from the sale of short-term investments	100	20,983

Net cash used in investing activities	(11,186)	(8,802)

Cash flows (used in) provided by financing activities:
Repurchase of stock	(10,854)	—
Proceeds from exercise of stock options	1,821	2,015
Net proceeds from the sale of investment shares	221	189

Net cash (used in) provided by financing activities	(8,812)	2,204

Change in cash and cash equivalents	1,602	9,221

Cash and cash equivalents at beginning of period	35,794	27,792

Cash and cash equivalents at end of period	$37,396	$37,013

Supplemental disclosure of cash flow information:
Income taxes paid	$6,134	$4,100

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (together, the “Company”) are engaged in the business of brewing and selling malt beverages and cider products throughout the United States and in selected international markets. The accompanying consolidated statement of financial position as of September 24, 2005 and the statements of consolidated operations and consolidated cash flows for the interim periods ending September 24, 2005 and September 25, 2004 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 24, 2005 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 24, 2005 and September 25, 2004, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
Short-term investments are classified as trading securities and primarily include municipal auction rate securities that totaled $24.3 million and $24.0 million as of September 24, 2005 and December 25, 2004, respectively.
The Company recorded no realized gains or losses on the sale of short-term investments for the three and nine month periods ended September 24, 2005. The Company recorded no realized gains or losses on the sale of short-term investments for the three month period ended September 25, 2004 and $0.2 million of realized loss on the sale of short-term investments for the nine month period ended September 25, 2004.
C. Inventories
Inventories, which consist principally of hops, brewing materials and packaging, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.
Inventories consist of the following (in thousands):

	September 24,	December 25,
	2005	2004
Raw materials, principally hops	$9,253	$10,708
Work in process	1,106	880
Finished goods	2,093	973

	$12,452	$12,561

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the three months ended		For the nine months ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income	$4,187	$3,025	$13,293	$9,658

Shares used in earnings per common share – basic	14,070	14,162	14,201	14,103
Dilutive effect of common equivalent shares – stock options	367	433	379	376

Shares used in earnings per common share – diluted	14,437	14,595	14,580	14,479

Earnings per common share – basic	$0.30	$0.21	$0.94	$0.68

Earnings per common share – diluted	$0.29	$0.21	$0.91	$0.67

E. Comprehensive Income
Comprehensive income is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income	$4,187	$3,025	$13,293	$9,658
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(141)
Minimum pension liability adjustment, net of tax	(39)	—	63	(69)

Comprehensive income	$4,148	$3,025	$13,356	$9,448

F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding purchase commitments related to advertising contracts of approximately $14.8 million and $12.4 million at September 24, 2005 and December 25, 2004, respectively. These purchase commitments reflect amounts that are non-cancelable.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2009, specify both the quantities and prices to which the Company is committed. The prices of these contracts are denominated in euros. Hops purchase commitments outstanding at September 24, 2005 totaled $10.2 million (based on the exchange rate at September 24, 2005), compared to $11.5 million at December 25, 2004.
Other outstanding purchase commitments totaled $0.6 million at September 24, 2005 and $0.9 million at December 25, 2004.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
H. Common Stock
Stock Compensation Plans
The Company accounts for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	For the three months ended		For the nine months ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004

Net income, as reported	$4,187	$3,025	$13,293	$9,658
Add: Stock-based employee compensation expense reported in net income, net of tax effects	21	18	65	53
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(307)	(208)	(914)	(782)

Pro forma net income	$3,901	$2,835	$12,444	$8,929

Earnings per share:
Basic – as reported	$0.30	$0.21	$0.94	$0.68
Basic – pro forma	$0.28	$0.20	$0.88	$0.63
Diluted – as reported	$0.29	$0.21	$0.91	$0.67
Diluted – pro forma	$0.27	$0.19	$0.85	$0.62
In April 2005, the Securities and Exchange Commission (“the Commission”) amended the compliance dates for SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. The Commission’s new rule delays the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005. The Company intends to adopt SFAS No. 123R in fiscal year 2006. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position, operations and cash flows.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and nine-month periods ended September 24, 2005 as compared to the three and nine-month periods ended September 25, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 25, 2004.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.
Three Months Ended September 24, 2005 compared to Three Months Ended September 25, 2004
Net revenue. Net revenue increased by $8.5 million or 15.5% to $63.2 million for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004. The increase is primarily due to an increase in shipment volume of Boston Beer’s core brands, net price increases, and a shift in the package and product mix.
Volume. Total shipment volume increased by 11.8% to approximately 0.4 million barrels in the three months ended September 24, 2005 as compared to the same period in 2004. The increase in shipment volume is due to growth in Twisted Tea®, Seasonal Brands, Samuel Adams Boston Lager®, and Brewmaster’s Collection, partially offset by declines in Sam Adams Light®.
Wholesaler inventory levels at the end of the third quarter 2005 were at normal levels, based on historical measures. Shipments and orders in-hand suggest that core shipments for October and November 2005 could be up approximately 20% as compared to the same period in 2004, which is significantly ahead of known depletion, or sales at retail, trends. It is unclear at this time what impact, if any, this will have on wholesaler inventories at year end. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Selling Price. The net selling price per barrel increased by 3.3% to $176.07 per barrel for the quarter ended September 24, 2005 as compared to the same period last year. This increase is due to price increases and a shift in the product and package mix.
The product and package mix shift was driven by increases in Twisted Tea® and Brewmaster’s Collection, which are primarily available in bottles. The selling price per equivalent barrel is higher for bottles than for kegs.
Gross profit. Gross profit increased to 59.1% as a percentage of net revenue or $104.10 per barrel for the quarter ended September 24, 2005, as compared to 58.5% and $99.68 for the same quarter last year. The increase in gross profit per barrel is due to net price increases offset by an increase in cost of goods sold per barrel as compared to the prior year.
The Company expects its gross margins for the rest of the year to be slightly below the third quarter 2005 rate of 59.1%. The Company is evaluating potential price increases for 2006, and based on current cost increase knowledge and preliminary pricing expectations, the 2006 gross margin could be down as much as one percentage point below full year 2005.
Cost of goods sold per barrel increased by 1.6% or $1.14 per barrel to $71.97 per barrel for the quarter ended September 24, 2005, as compared to $70.83 per barrel for the same period last year. The increase is primarily due to higher packaging material and production costs as compared to the same period last year, as well as shifts in the product and package mix.
The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.4 million to $26.8 million for the three months ended September 24, 2005, as compared to the three months ended September 25, 2004 due to significant increases in freight costs, and increases in advertising expenditures and personnel expenses.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
For the full year 2005, the Company expects to increase its brand support in advertising, promotional and selling spend by approximately $5.0 to $8.0 million over full year 2004.
General and administrative. General and administrative expenses increased by 10.9% or $0.4 million to $4.4 million for the quarter ended September 24, 2005 as compared to the same period last year, primarily due to increases in personnel expenses, and accounting and legal fees.
Interest income. Interest income increased by $0.2 million to $0.4 million for the quarter ended September 24, 2005, as compared to the same period last year due to higher cash and investment balances coupled with higher interest rates earned on investments in 2005.
Other income (expense), net. Other income (expense) increased by $0.2 million during the quarter ended September 24, 2005, as compared to the prior year quarter, primarily due to income earned on the lease of equipment in 2005.
Provision for income taxes. The Company’s effective tax rate was approximately 38% for the three months ended September 24, 2005, unchanged from the same period last year.
Nine Months Ended September 24, 2005 compared to Nine Months Ended September 25, 2004
Net revenue. Net revenue increased by $12.1 million or 7.5% to $173.6 million for the nine months ended September 24, 2005 from $161.4 million for the nine months ended September 25, 2004. The increase is primarily due to an increase in shipment volume, net price increases, and a shift in the package and product mix.
Volume. Total shipment volume increased by 4.8% to 1.0 million barrels for the nine months ended September 24, 2005 as compared to the same period in 2004 due to an increase in shipments of Twisted Tea®, Seasonal Brands, and Brewmaster’s Collection, partially offset by declines in Samuel Adams Boston Lager® and Sam Adams Light®.
Selling Price. The net selling price per barrel increased by approximately 2.6% to $174.95 per barrel for the nine months ended September 24, 2005 as compared to the prior year. This increase is due to net price increases and a shift in the product and package mix.
Gross profit. Gross profit was 60.0% as a percentage of net revenue or $104.98 per barrel for the nine months ended September 24, 2005, as compared to 59.5% and $101.47 for the nine months ended September 25, 2004. The increase per barrel is primarily due to net price increases that were partially offset by an increase in cost of goods sold per barrel.
The Company expects its gross margin for the rest of the year to be slightly below the third quarter 2005 rate of 59.1%. The Company is evaluating potential price increases for 2006, and based on current cost increase knowledge and preliminary pricing expectations, the 2006 gross margin could be down as much as one percentage point below full year 2005.
Cost of goods sold per barrel increased by 1.5% or $1.01 per barrel during the nine months ended September 24, 2005, as compared to the same period last year due to an increase in packaging material and production costs, as well as a shift in the product and package mix.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $1.6 million to $71.7 million for the nine months ended September 24, 2005, as compared to $70.1 million for the nine months ended September 25, 2004. The increase is primarily driven by higher freight costs and personnel expenses for the nine months ended September 24, 2005 as compared to the prior year. The increase in freight costs is due to higher shipment volume and significantly higher freight rates in 2005 as compared to last year.
For the full year 2005 the Company expects to increase its brand support in advertising, promotional and selling spend by approximately $5.0 to $8.0 million over full year 2004.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
General and administrative. General and administrative expenses increased by 14.9% or $1.6 million to $12.4 million for the nine months ended September 24, 2005 as compared to the same period last year. The increase in general and administrative expenses is primarily due to an increase in personnel expenses, and accounting and legal fees during the first nine months of 2005 as compared to last year.
Interest income. Interest income increased by $0.6 million to $1.2 million for the nine months ended September 24, 2005 as compared to the same period last year due to higher cash and investment balances coupled with higher interest rates earned on investments in 2005.
Other income (expense), net. Other income (expense), net increased by $0.6 million to $0.4 million of income for the nine months ended September 24, 2005 as compared to $0.2 million of expense during the same period ended September 25, 2004. This increase is primarily due to income earned on the lease of equipment in 2005 coupled with a $0.2 million loss incurred during the nine months ended September 25, 2004. The loss incurred during 2004 related to the sale of available-for-sale securities and there were no losses incurred on investment sales during 2005.
Provision for income taxes. The Company’s effective tax rate increased to approximately 39% for the nine months ended September 24, 2005 from approximately 38% for the same period last year. The Company currently estimates that its effective tax rate for fiscal year 2005 will be approximately 39%. The increase in the effective tax rate, as compared to the prior year, is due to apportionment of income among states.
LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased by $1.8 million to $61.6 million as of September 24, 2005 from $59.8 million as of December 25, 2004. The increase is primarily due to $21.6 million of cash provided by operating activities, partially offset by $11.0 million used for purchases of property, plant and equipment and $8.8 million used in financing activities.
Cash from operating activities increased by $5.8 million in the nine months ended September 24, 2005 as compared to the same period last year, primarily due to a $3.6 million increase in net income and a $3.3 million change in accrued expenses.
The Company used $11.0 million for the purchase of capital equipment during the nine months ended September 24, 2005 as compared to $3.5 million during the same period last year. Purchases during the first nine months of 2005 primarily consisted of machinery and equipment purchases related to the brewery expansion project in Cincinnati, upgrades of machinery and equipment in the Cincinnati Brewery and, to a lesser extent, purchases of kegs and computer equipment.
During 2005, the Company plans to spend approximately $15.0 million on capital expenditures for investment in production efficiencies, kegs and information systems. This estimate includes approximately $6.5 million that the Company spent on the expansion project at its Cincinnati Brewery in 2005, which was substantially completed during the third quarter of 2005. This expansion project is expected to increase future production volume at that brewery to approximately two-thirds of expected production volume.
Cash used in financing activities was $8.8 million during the nine months ended September 24, 2005, a change of $11.0 million from the $2.2 million of cash provided by financing activities during the same period last year. The increase of cash used in financing activities is due to $10.8 million used to repurchase the Company’s Class A Common Stock under its Stock Repurchase Program during the nine months ended September 24, 2005. No shares were repurchased in the first nine months of 2004. As of October 31, 2005, the Company has repurchased a cumulative total of approximately 7.6 million shares of its Class A Common Stock for an aggregate purchase price of $86.2 million and had $13.8 million remaining on the $100.0 million share buyback expenditure limit.
As of September 24, 2005, the Company’s cash was primarily invested in taxable and tax-exempt money market funds and short-term tax-exempt interest-bearing securities. The Company’s investment objectives are to preserve principal, maintain liquidity and achieve favorable tax advantaged yields.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
With working capital of $59.2 million and $20.0 million in unused credit facilities as of September 24, 2005, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company’s $20.0 million credit facility expires on March 31, 2007. As of the date of this filing, the Company is not in violation of any of its covenants to the lender under the credit facility and there are no amounts outstanding under the credit facility.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
As of September 24, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside the ordinary course of the Company’s business to contractual obligations during the three month period ended September 24, 2005.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three month period ended September 24, 2005.
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
In April 2005, the Securities and Exchange Commission (“the Commission”) amended the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. The Commission’s new rule delays the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005. The Company intends to adopt SFAS No. 123R in fiscal year 2006. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position, operations and cash flows.
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
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting for and reporting of a change

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of Statement No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.
FORWARD-LOOKING STATEMENTS
In this Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 25, 2004, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of September 24, 2005, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 24, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New

York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio. In August 2005, the Massachusetts Bay Insurance Company (“MBIC”), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeing declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. While all three declaratory judgment actions against the Company are in their very early stages, the Company believes it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of October 31, 2005, the Company has repurchased a cumulative total of approximately 7.6 million shares of its Class A Common Stock for an aggregate purchase price of $86.2 million and had $13.8 million remaining on the $100.0 million share buyback expenditure limit.
During the nine months ended September 24, 2005, the Company repurchased $10.8 million or 0.5 million shares of its Class A Common Stock as illustrated in the table below (not in thousands):

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
			Publicly	Purchased
		Average Price	Announced	Under the
	Total Number of	Paid per	Plans or	Plans or
Period	Shares Purchased	Share	Programs	Programs

December 26, 2004 to January 29, 2005	—	—	—	—
January 30, 2005 to February 26, 2005	—	—	—	—
February 27, 2005 to March 26, 2005	—	—	—	—
March 27, 2005 to April 30, 2005	—	—	—	—
May 1, 2005 to May 28, 2005	46,494	$20.86	45,600	$4,264,876
May 29, 2005 to June 25, 2005	122,536	$21.86	122,536	1,585,735
June 26, 2005 to July 30, 2005	70,831	$22.40	70,226	20,007,026
July 31, 2005 to August 27, 2005	100,700	$23.16	100,500	17,676,715
August 28, 2005 to September 24, 2005	141,300	$23.43	141,300	14,366,701

Total	481,861	$22.58	480,162	$14,366,701

1,699 of the shares that were purchased during the first nine months of 2005 represent repurchases of unvested investment shares issued under the Investment Share Program of the Employee Equity Incentive Plan.
As of October 31, 2005, the Company had 9.8 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
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
THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: November 3, 2005	By: /s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2005	By: /s/ William F. Urich
William F. Urich
Chief Financial Officer (principal
accounting and financial officer)