Form 10-K
period 2005-12-31
BOSTON BEER CO INC
filed 2006-03-15
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $226,300,659 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 25, 2005). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.
As of March 8, 2006, there were 9,849,893 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting to be held on May 23, 2006 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
FORM 10-K
For The Period Ended December 31, 2005

		Page

PART I.
Item 1.	Business	2-10
Item 1A.	Risk Factors	10-16
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16-17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17-18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	31-56
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	57
Item 9A.	Controls and Procedures	57-59
Item 9B.	Other Information	59

PART III.
Item 10.	Directors and Executive Officers of the Registrant	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions	60
Item 14.	Principal Accountant Fees and Services	60

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	60-64
Signatures		65
Ex-3.2 Restored Articles of Organization of the Company
Ex-21.5 List of Subsidiaries
Ex-23.1 Consent of Ernst & Young LLP
Ex-23.2 Consent of Deloitte & Touche LLP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I

Item 1.	Business
General
The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and the sixth largest brewer overall in the United States. In fiscal 2005, Boston Beer sold 1,353,000 barrels of its proprietary products (“core brands”) and brewed 5,000 barrels under contract (“non-core products”) for third parties.
During 2005, the Company sold a total of eighteen beers under the Samuel Adams® brand name, four flavored malt beverage products under the Twisted Tea® brand name, and one hard cider product under the HardCore® Cider brand name. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The Company also brewed its beer under contract at three breweries during 2005 (located in Eden, North Carolina, Rochester, New York, and La Crosse, Wisconsin).
The Company’s principal executive offices are located at 75 Arlington Street, 5th Floor, Boston, Massachusetts 02116, and its telephone number is (617) 368-5000.
Beer Industry Background
Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, the three major brewers (Anheuser-Busch, Inc., SAB Miller PLC, and Molson-Coors Brewing Company) comprise over 90% of all United States domestic beer production, excluding imports. Further, these three major brewers have all entered the Better Beer category recently, either by developing their own beers, acquiring, in whole or part, existing craft brewers or by importing and distributing foreign brewers’ brands.
The Company’s beer products are primarily positioned in the “Better Beer” category of the beer industry, which includes craft or specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only the imports, Corona® and Heineken®. The Company estimates that the Better Beer category grew 7-8% in 2005 and that the craft beer category grew approximately 9% while the beer industry as a whole has been relatively flat. The Company believes that the Better Beer category is approximately 16% of United States beer consumption.
The entire domestic beer industry, excluding Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this slower growth is due to both declining alcohol consumption per person in the population and increased competition from wine and spirits companies. During the past 10 years, domestic light beers, which are beers with fewer calories than the brewers’ traditional beers, have experienced significant growth within the category, and now have a higher market share than traditional beers.
The Company’s Twisted Tea® product line competes primarily within the alternative malt beverage or “Malternative” category of the beer industry. Malternatives such as Smirnoff Ice®, BacardiSilver® or Mike’s Hard Lemonade® are flavored malt beverages, and are typically priced competitively with Better Beers. Within the past five years, the Malternative category has grown from approximately 2% of total beer consumption to approximately 3% of beer consumption. The Company believes that the Malternative category was essentially flat in 2005.

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
The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but does not receive separate promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong consumer following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® brand in these markets and expand into new markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of significant continuing styles as of December 31, 2005:

Year First Brewed

Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® White Ale	1997
Brewmaster’s Collection
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Pale Ale	1999
Samuel Adams® Hefeweizen	2003
Samuel Adams® Black Lager	2005
Limited Edition Beers
Samuel Adams® Triple Bock®	1994
Samuel Adams Utopias®	2001
Samuel Adams® Chocolate Bock	2003
Samuel Adams® Imperial Pilsner	2005
Flavored Malt Beverages
Twisted Tea® Hard Iced Tea	2001
Twisted Tea® Raspberry Hard Iced Tea	2001
Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea® Peach Hard Iced Tea	2005
Hard Cider
HardCore® Crisp Hard Cider	1997
Specialty Beers
Koggentm Hefe-Weizen	2005

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2005, Samuel Adams® Cranberry Lambic, Samuel Adams® Old Fezziwig® Ale and Samuel Adams® Holiday Porter were brewed and included in the Samuel Adams® Winter Classics variety pack, and Samuel Adams® Scotch Ale was brewed and included in the Samuel Adams® Brewmaster’s Collection Mix Pack.
The Company continually evaluates the performance of its various beers, flavored malt beverages, and hard cider styles and the rationalization of its product line, as a whole.

Product Innovations
The Company is committed to remaining a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams® drinker to try new styles of malt beverages. To that end, the Company continually test brews different beers and occasionally sells them in market under various brand labels, for example the Koggentm Hefe-Weizen that was introduced in September 2005, for evaluation of drinker interest.

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
The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, the Caribbean, and the Pacific Rim. During 2005, the Company’s largest distributor accounted for approximately 5% of the Company’s net sales. The top three distributors accounted for approximately 10%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors. The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.
During 2005, Boston Beer sold its products through a sales force of approximately 200 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers, and consumers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.
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

Ingredients and Packaging
The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:
Malt. The Company purchased the majority of malt used in the production of its beer from one major supplier during 2005. The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada. In 2004, the barley crop was above average in terms of quality due to favorable environmental conditions. In 2005, the barley crop in the United States and Canada was consistent with ten-year averages overall, with slightly above average output in terms of quality of crop in the United States and slightly below average in terms of quality in Canada. The 2005 crop was purchased at competitive prices nearly flat with 2004. The Company believes that there are other malt vendors available that are capable of supplying its needs.
Hops. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. The contracts with the hop dealers are denominated in Euros for the German hops and in Pounds Sterling for the English hops. The Company does not currently hedge these forward currency commitments. The crops harvested in 2005 were consistent with 20-year historical averages in terms of both quality and quantity for all hop varieties from Germany and the UK. The Company maintains over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.
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
Packaging Materials. The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers and crowns. Currently, glass and labels are each supplied by a single source, although the Company believes that alternative suppliers are available. The Company enters into limited term supply agreements with certain vendors in order to receive preferential pricing.
The Company initiates bottle deposits and reuses some of the glass bottles that are returned pursuant to certain state bottle recycling laws and derives some economic benefit from this practice. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. There is no guarantee that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.

Quality Assurance
As of December 31, 2005, the Company employed seven brewmasters to monitor the Company’s contract brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage, and Hardcore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.
In order to ensure that its customers enjoy only the freshest beer, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy
The Company continues to pursue its strategy of combining brewery ownership with contract brewing. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts and the Company currently has contract brewing arrangements with Miller Brewing Company, High Falls Brewing Company, LLC and City Brewing Company, LLC to produce its products at breweries in Eden, North Carolina, Rochester, New York, and La Crosse, Wisconsin. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its contract brewing arrangements, the Company is charged a per unit rate for the production of its products at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.
The contract brewing arrangements have historically allowed the Company to utilize the excess capacity of other breweries, providing the Company flexibility as well as quality and cost advantages over its competitors. As the number of available contract breweries declines, the risks of disruption increases, and the dynamics of the brewery strategy of ownership versus contracting changes. The Company currently estimates that a capital investment of $70.0 to $90.0 million over two years could be required to pursue a strategy that involves owning 100% of its production capacity. The Company believes that a 100% ownership strategy could potentially produce some improvement in operating and freight costs. This estimate could change based on the actual production capacity and capability built. The Company continually evaluates these factors and others in its evaluation of ownership versus contracting.
In 2005, the Company invested over $11.0 million in property, plant and equipment at its owned brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) in order to expand the facilities and improve efficiencies. The Company expects to package approximately two-thirds of its volume at the Cincinnati Brewery in 2006. While the Cincinnati Brewery produces all of the Company’s beer styles, it is the primary brewery for the production of most of the Company’s specialty and lower volume beers and hard cider production, as well as most of the flavored malt beverage production. The Company is evaluating further capital investments in the Cincinnati Brewery to improve the brewery’s capacity, economics, capability and flexibility, both as an alternative and complement to the Company’s other brewery alternatives.
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
The Company believes that it has secured sufficient alternatives in the event that production at any of its contract brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Management is currently aware of some impending issues at its contract breweries that could preclude normal production. These include the Eden Brewery operating without the renewal of its union contract for several months, and concerns about financial issues at the Rochester Brewery. The Company is working with these breweries to attempt to minimize any potential disruptions.

Competition
The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers with similar pricing and target customers and gains in market share achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong as craft brewers experienced their second successive year of growth in 2005. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States. These import competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. Large domestic brewers have developed or are developing niche brands within the Better Beer category and have acquired interests or are exploring partnerships in small brewers to compete in the craft-brewed segment or in import brands to compete with imported beers.
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
The Company distributes its products through independent distributors who may also distribute competitors’ products. Certain brewers have contracts with their distributors that impose requirements on distributors that are intended to maximize the wholesalers’ attention, time and selling efforts on that brewer’s products. These contracts generally result in increased competition among brewers as the contracts may affect the manner in which a distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network and develops programs and tactics intended to best position its products in the market.
The Company has certain competitive advantages over the regional craft brewers, including greater available resources and the ability to distribute and promote its products in a more cost effective basis. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, higher product quality, a lack of import charges, and superior product freshness.
The Company’s Twisted Tea® products compete within the Malternative category of the Beer Industry. This category is highly competitive due to, among other factors, the presence of large spirits companies, the advertising of malt-based spirits brands in channels not available to the parent brands, and a fast pace of product innovation.
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

Under a federal regulation that became effective on January 3, 2006, a reformulation of most flavored malt beverage products was required so that a greater proportion of the final alcohol content is a product of brewing. The Company recently reformulated its Twisted Tea products to meet these requirements. This reformulation may affect the Company’s Twisted Tea® products potentially in a number of ways, including, but not limited to: revenue, cost of goods, taste profile, consumer acceptance, future growth and profit potential. It is too early to predict these effects.

Licenses and Permits
The Company, through its wholly-owned subsidiaries, Boston Beer Corporation and Samuel Adams Brewery Company, Ltd., produces its alcoholic beverages to distributors pursuant to a federal wholesaler’s basic permit, a federal brewer’s notice and a federal winery registration, which are then sold by Boston Beer Corporation to distributors. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit any supplier, such as the Company, and/or wholesaler from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits, or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.
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
At the state and local level, some jurisdictions merely require notice of any material change in the operations, management, or ownership of the permit or licensee. Some jurisdictions require advance approvals and require that new licenses, permits, or approvals must be applied for and obtained in the event of a change in the management or ownership of the permit or licensee. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.
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

Taxation
The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of malt beverages per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of malt beverages removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its malt beverages produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability of these taxes varies by state. Twisted

Tea® is classified as a malt beverage for federal excise tax purposes. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.
Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Various states are also considering or have decided that malternative products should be taxed differently to beer. Further increases in excise taxes on beer, malternatives, and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of affected products.
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

Employees
During 2005, the Company employed an average of approximately 390 people, of which approximately 70 at the Cincinnati Brewery were covered by collective bargaining agreements. The representation involves three labor unions, all of whose contracts were successfully renegotiated in 2002 and extended for an additional five years. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.
Other
The Company submitted the Section 12(a) CEO Certification to the New York Stock Exchange in accordance with the requirements of Section 303A of the NYSE Listed Company Manual. This Annual Report on Form 10-K contains at Exhibits 31.1 and 31.2 the certifications of the Chief Executive Officer and Chief Financial Officer, respectively, in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002. The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.bostonbeer.com, or upon written request to Investor Relations, The Boston Beer Company, Inc., 75 Arlington Street, Boston, Massachusetts 02116.
Item 1A.     Risk Factors
In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the risks described below before deciding to invest in shares of our Class A Common Stock. These are risks and uncertainties that management believes are most likely to be material and therefore are most important for you to consider. Our business operations and results may also be adversely affected by additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our Class A Common Stock could decline.

The Company Faces Substantial Competition.
The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers with similar pricing and target customers and gains in market share achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong as craft brewers experienced their second successive year of growth in 2005. Large domestic brewers have developed or are developing niche brands within the Better Beer category and have acquired or are exploring acquiring interests in small brewers to compete in the craft-brewed segment or in import brands to compete with imported beers. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. These import competitors and these large domestic brewers may have substantially greater financial resources, marketing strength, and distribution networks than the Company. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Corona® and Heineken®. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share. The Company’s products, including its Twisted Tea® products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of these competitors have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products, or that diminish the importance of the Company’s products to the retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

There Is No Assurance of Continued Growth.
The Company’s future growth may be limited by both its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the growth in the craft-brewed beer market and the Better Beer market. The development of new products by the Company may lead to reduced sales in the Company’s other products, including its flagship Samuel Adams Boston Lager®. The Company’s future growth may also be limited by its ability to enter into new brewing contracts on commercially acceptable terms or the availability of suitable production capacity, and its ability to obtain sufficient quantities of certain ingredients and packaging materials from suppliers, such as hops and bottles.

The Unpredictability and Fluctuation of the Company’s Quarterly Results May Adversely Affect The Trading Price of Its Common Stock. The Company’s Advertising and Promotional Investments May Not be Effective
The Company’s revenues and results of operations have in the past and may in the future vary from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause its stock price to fluctuate. As a growth oriented Company, the Company has made, and expects to continue to make, significant advertising and promotional expenditures to enhance its brands. These expenditures may not result in higher sales volume. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. The Company has in the past made, and expects from time to time in the future to make, significant advertising and promotional expenditures to enhance its brands even though those expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. While the Company attempts to only invest in effective advertising and promotional expenditures, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditure will be effective in building brand equity or growing long term sales. In addition, the Company fills orders from its wholesalers who may choose to independently build their inventories or run their inventories down. This change in wholesaler inventories is somewhat unpredictable, and can lead to fluctuations in the Company’s quarterly or annual results.

The Company’s Dependence on Contract Brewers Could Harm Its Business. However, the Alternative of Owning 100% of Its Production Facilities has High Capital Costs, creates a Larger Fixed Cost Burden on the Company’s Business, and has Greater Uncertainty as to Operating Costs, all of which Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.
The Company continues to pursue its strategy of combining brewery ownership with contract brewing. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts and the Company currently has contract brewing arrangements with breweries in Eden, North Carolina, Rochester, New York, and La Crosse, Wisconsin. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. The contract brewing arrangements have historically allowed the Company to utilize the excess capacity of other breweries, providing the Company flexibility as well as quality and cost advantages over its competitors. However, higher than planned costs of operating under contract arrangement at contract breweries or an unexpected decline in the brewing capacity available to the Company may have a material adverse effect on the Company’s results of operations, cash flows and financial position.
As the number of available contract breweries declines, the risk of disruption increases, and the dynamics of the brewery strategy of ownership versus contracting changes. The Company currently estimates that a capital investment of $70.0 to $90.0 million over two years could be required to pursue a strategy that involves owning 100% of its production capacity. The Company believes that a 100% ownership strategy could potentially produce some improvement in operating and freight costs. This estimate could change based on the actual production capacity and capability built. The Company continually evaluates these factors and others in its evaluation of ownership versus contracting.
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
In the event of a labor dispute, governmental action, a sudden closure of one of the contract breweries or other events that would prevent either the Cincinnati Brewery or any of the contract breweries from producing the Company’s beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs, and potentially lost sales.

The Company Is Dependent on Its Distributors.
In the United States, where approximately 99% of its beer is sold, the Company sells its beer to independent beer distributors for distribution to retailers and ultimately consumers. Although the Company currently has arrangements with approximately 400 wholesale distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of the Company’s products. No assurance can be given that the Company will be able to maintain or secure additional distributors on terms favorable to the Company.
The Company’s distribution agreements are generally terminable by the distributor on short notice. While these distribution agreements contain provisions regarding the Company’s enforcement and termination rights, some state laws prohibit the Company from exercising these contractual rights. The Company’s ability to maintain its existing distribution agreements may be adversely affected by the fact that many of its distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing distribution agreements are terminated we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability Exposure for the Company.
The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt and hops, from a limited number of foreign and domestic suppliers. The Company purchased the majority of malt used in the production of its beer from one major supplier during 2005. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The Company believes that there are other malt vendors available that are capable of supplying its needs. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company maintains over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, crop production, government regulations and legislation affecting agriculture, could affect both price and supply.
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
The Company’s contracts for hops are payable in Euros for German hops and in Pounds Sterling for English hops, and therefore, the Company is subject to the risk that the Euro or Pound may rise against the U.S. dollar. The cost of hops is approximately 10% of the Company’s product cost. The Company has, as a practice, not hedged this exposure although this practice is subject to review. However, significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on our results of operations, cash flows and financial position. Management is currently reviewing the Company’s hops commitments in relation to existing exchange rates and related implications on future profit margins and considering the need to adopt strategies designed to minimize or eliminate currency exchange rate exposure.

An Increase in Packaging Costs Could Harm the Company’s Business.
The Company maintains competitive sources for the supply of packaging materials, such as shipping cases, six-pack carriers and crowns. Currently, glass and labels are each supplied by a single source, although the Company believes that alternative suppliers are available. The loss of either the Company’s glass or labels supplier could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs increase, there is no guarantee that they may be passed along to consumers through increased prices. The Company has entered into long term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and there is no guarantee that the economics of these contracts can be duplicated at time of renewal. This could expose the Company to significant cost increases in future years.
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

An Increase in Energy Costs Could Harm the Company’s Business.
In the last two years, the Company has experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. The Company’s future operating expenses and margins will be dependent on its ability to manage the impact of cost increases. If energy costs continue to increase, there is no guarantee that they may be passed along to consumers through increased prices.

The Company’s Operations are Subject to Certain Operating Hazards.
The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company’s reputation for product quality, as well as claims for product liability.

The Company is Subject to Existing and Potential Additional Regulation and Taxation, which Can Impose Burdens on Its Operations and Narrow the Markets for Its Products.
The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. The Company’s operations may be subject to more restrictive regulations and increased taxation by federal, state and local governmental agencies than are those of non-alcohol related businesses. For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals or the failure to obtain approval for the transfer of any existing permits or licenses, including any transfers required in connection with the recapitalization, could have a material adverse effect on the ability of the Company to conduct its business. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations or does not maintain the approvals necessary for it to conduct business within their jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.
Under a federal regulation that became effective on January 3, 2006, a reformulation of most flavored malt beverage products was required so that a greater proportion of the final alcohol content is a product of brewing. The Company recently reformulated its Twisted Tea® products to meet these requirements. This reformulation may affect the Company’s Twisted Tea® brand products potentially in a number of ways: revenue, cost of goods, taste profile, consumer acceptance, future growth and profit potential, among others. It is too early to predict these effects. Should the reformation have a negative effect on the sales of the Company’s Twisted Tea® brand products, the reformulation may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. Further regulations at federal or state level could be forthcoming that would have a material adverse affect on our ability to produce product acceptable to the Company’s drinkers at current economics, and would therefore significantly affect the Company’s results.
In addition, if federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of the Company’s products.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products. Such regulation might reduce the Company’s ability to sell its products at retail and at wholesaler and could severely impact the Company’s business.

Changes in Public Attitudes and Consumer Tastes Could Harm the Company’s Business.
The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States. The entire domestic beer industry, excluding Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this slower growth is due to both declining alcohol consumption per person in the population and increased competition from wine and spirits companies. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulations, the Company’s business could be materially adversely affected.

The Company Is Involved in Various Litigation Matters Which, If Not Resolved in Its Favor, Could Harm the Company’s Business. There Is No Guarantee that Other Potential Litigation Could Develop that Could Harm the Company’s Business.
The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and underage consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to underage consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. In September 2005, one of the complaints was withdrawn by the plaintiffs. In February 2006, two of the complaints were dismissed; however, the plaintiffs have appealed the dismissal in one of the actions. The actions are in their earliest stages and it is not possible at this time to determine their likely impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio. In August 2005, the Massachusetts Bay Insurance Company (“MBIC”), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. While all three declaratory judgment actions against the Company are in their very early stages, the Company believes it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
While the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, further litigation in addition to the above could develop and might severely impact the Company’s results.

Class B Shareholder Has Significant Influence over the Company.
The Company’s Class A Common Stock is not entitled to any voting rights, except for the right as a class to approve certain mergers and charter and by-law amendments and to elect a minority of the directors of the Company. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval is decided by C. James Koch, Chairman of the Board of Directors of the Company, as the current holder of 100% of the Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of the Company and will make some transactions difficult or impossible to accomplish without the support of Mr. Koch.

Continued Health of our Brands, and Role of our Founder in the Samuel Adams Brand Communication
There is no guarantee that the Brand Equities that we have built in our brands will continue to appeal to drinkers. Changes in drinker attitudes or demands could severely affect the strength of our brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition the brands, but there is no certainty that the Company’s reaction would maintain volumes, pricing power, and profitability. It is also possible that marketing messages or other actions taken by the Company could damage the Brand Equities as opposed to building them. If such damage should occur it could have a negative effect on the financial condition of the Company.
In addition to these inherent brand risks, the Founder and Chairman of the Company, C. James Koch, is an integral part of our current Samuel Adams® brand message. The role of Mr. Koch as founder, brewer and leader of the Company is emphasized as part of our brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to support this messaging, the Company would need to develop an alternative strategy to communicate its traditional brewing processes, brewing heritage and quality. This could have a detrimental impact on the future growth of the Company.
Item 1B.     Unresolved Staff Comments
The Company has not received any written comments from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2005 fiscal year, and (3) remain unresolved.

Item 2.	Properties
The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts, a brewery in Cincinnati, Ohio, and two sales offices in California. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings
The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to underage consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. In September 2005, one of the complaints was withdrawn by the plaintiffs. In February 2006, two of the complaints were dismissed; however, the plaintiffs have appealed the dismissal in one of the actions. The actions are in their earliest stages and it is not possible at this time to determine their likely impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in

Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio. In August 2005, the Massachusetts Bay Insurance Company (“MBIC”), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. While all three declaratory judgment actions against the Company are in their very early stages, the Company believes it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations.

Item 4.	Submission of Matters to a Vote of Security Holders
In December 2005, the sole holder of the Company’s Class B Common Stock approved an amendment to the Company’s Employee Equity Incentive Plan (the “EEIP”) that added a restricted stock grant feature to the EEIP and approved the action of the Compensation Committee in setting the 2006 bonus opportunities for the Company’s Chief Executive Officer. There were no other matters submitted to a vote of the holders of Class A or Class B Common Stock of the Company during the fourth quarter ended December 31, 2005.
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
The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2005	High	Low

First Quarter	$24.55	$20.71
Second Quarter	$23.25	$19.85
Third Quarter	$24.08	$21.00
Fourth Quarter	$27.27	$23.32

Fiscal 2004	High	Low

First Quarter	$19.49	$16.40
Second Quarter	$20.99	$17.75
Third Quarter	$27.95	$19.55
Fourth Quarter	$25.99	$20.52
There were 15,616 holders of record of the Company’s Class A Common Stock as of March 8, 2006. Excluded in the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 8, 2006 as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $26.90.

Class A Common Stock
There were 22,700,000 shares authorized of Class A Common Stock with a par value of $.01, of which 9,814,457 were issued and outstanding at December 31, 2005. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for certain (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.
Class B Common Stock
There were 4,200,000 shares authorized of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding at December 31, 2005. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, and (c) sales or dispositions of any significant portion of the Company’s assets. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.
As of March 8, 2006, C. James Koch was the sole holder of record of all the Company’s Class B Common Stock issued and outstanding.
The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share basis, only if and when declared by the Board of Directors of the Company out of funds legally available for payment thereof. Since its inception, the Company has not paid dividends and does not currently anticipate paying dividends on its Class A or Class B Common Stock in the foreseeable future. It should be further noted that under the terms of the Company’s July 1, 2002 credit agreement and further amended credit agreement, dated August 4, 2004, with Bank of America, N.A, successor-in-merger to Fleet National Bank, the Company is subject to certain affirmative covenants, financial covenants and negative covenants. The Company was in compliance with all covenants as of December 31, 2005.

Item 6.	Selected Financial Data
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended

	Dec. 31
	2005	Dec. 25	Dec. 27	Dec. 28,	Dec. 29,
	(53 Weeks)	2004	2003	2002	2001

	(In thousands, except per share data)
Income Statement Data:
Revenue	$263,255	$239,680	$230,103	$238,335	$207,218
Less excise taxes	24,951	22,472	22,158	22,980	20,435

Net revenue	238,304	217,208	207,945	215,355	186,783
Cost of goods sold	96,830	87,973	85,606	88,367	81,693

Gross profit	141,474	129,235	122,339	126,988	105,090
Operating expenses:
Advertising, promotional and selling expenses	100,870	94,913	91,841	100,734	80,124
General and administrative	17,288	14,837	14,628	14,586	13,483

Total operating expenses	118,158	109,750	106,469	115,320	93,607

Operating income	23,316	19,485	15,870	11,668	11,483
Other income, net	2,203	593	1,104	2,423	1,734

Income before provision for income taxes	25,519	20,078	16,974	14,091	13,217
Provision for income taxes	9,960	7,576	6,416	5,538	5,384

Net income	$15,559	$12,502	$10,558	$8,553	$7,833

Earnings per share — basic	$1.10	$0.89	$0.72	$0.53	$0.48
Earnings per share — diluted	$1.07	$0.86	$0.70	$0.52	$0.47
Weighted average shares outstanding — basic	14,126	14,126	14,723	16,083	16,413
Weighted average shares outstanding — diluted	14,516	14,518	15,000	16,407	16,590
Balance Sheet Data:
Working capital	$60,450	$61,530	$45,920	$58,666	$56,074
Total assets	$119,054	$107,462	$87,354	$106,806	$107,495
Total long term-obligations	$4,336	$2,854	$2,931	$3,103	$4,919
Total stockholders’ equity	$85,979	$78,370	$62,524	$78,832	$78,179
Statistical Data:
Barrels sold	1,358	1,267	1,236	1,286	1,165
Net revenue per barrel	$175	$171	$168	$167	$160

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth above and the other information set forth in this Form 10-K.
Introduction and Outlook
The Boston Beer Company is engaged in the business of producing and selling low alcoholic beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its products to distributors, who in turn sell the product through to retailers and consumers.
The “Better Beer” category, which includes imported beers and craft beers, has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as consumers continue to trade up in taste and quality. In 2005, growth of the Craft beer category was approximately 9%, and the Better Beer category grew by mid single digits while the total beer category remained relatively flat. The Better Beer category now comprises approximately 16% of domestic beer consumption. The Company believes that significant opportunity to gain market share continues to exist in the Better Beer category.
In 2006, the Company is targeting depletions growth to be in line with the 2005 craft beer category depletions growth. The Company’s pricing plans include an overall 2% increase which may be more difficult to achieve than in the past few years, given the current pricing environment. Based on current known information, the Company is facing overall production and freight cost increases of approximately 5% over full year 2005, which could vary depending on actual energy costs in 2006. Based on current knowledge, 2006 gross margin could be down as much as one percentage point below full year 2005. The Company believes that its 2006 effective tax rate will be similar to its 2005 effective tax rate. Based on these assumptions, 2006 earnings per diluted share are expected to be between $1.10 and $1.18, absent any significant change in currently planned levels of brand support and before accounting for the impact of the adoption of FASB 123R, Share-Based Compensation. The Company estimates that the adoption of FASB 123R will reduce earnings per diluted share by between approximately $0.06 and $0.10 in 2006. This impact will depend on the vesting of certain performance-based options. The Company’s ability to achieve this type of earnings growth in 2006 is dependent on its ability to achieve challenging targets for volume, pricing and costs.
Shipments to date and orders in-hand suggest that core shipments for the first fiscal quarter of 2006 could be up approximately 14% as compared to the same period in 2005. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
The Company currently estimates total capital expenditures in 2006 will be between $7.0 and $10.0 million, but this estimate does not include any major brewery investments that result from the Company’s evaluation of its long term production strategy. If the Company chose to execute a strategy of 100% production capacity ownership and to build a brewery, it currently estimates that this choice could require a capital investment of $70.0 to $90.0 million over two years, with the expectation that there would be some improvement in operating and freight costs resulting from this investment. This estimate could change based on the actual production capacity and capability built.
The Company continually evaluates the best way to utilize its cash balances, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters authorized by the Board of Directors. The Company continually evaluates the tradeoffs between the stock repurchase program and alternative uses of its cash, such as capital investment in a brewery facility, dividends and acquisitions.
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
The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Years Ended

	December 31, 2005
	(53 Weeks)	December 25, 2004	December 27, 2003

	Percentage of Net Revenue
Barrels Sold (in thousands)	1,358	1,267	1,236
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	40.6	40.5	41.2

Gross profit	59.4	59.5	58.8
Advertising, promotional and selling expenses	42.3	43.7	44.2
General and administrative expenses	7.3	6.8	7.0

Total operating expenses	49.6	50.5	51.2

Operating income	9.8	9.0	7.6
Interest income, net	0.7	0.4	0.6
Other (expense) income, net	0.2	(0.1)	0.0

Income before provision for income taxes	10.7	9.3	8.2
Provision for income taxes	4.2	3.5	3.1

Net income	6.5%	5.8%	5.1%

Year Ended December 31, 2005 (53 weeks) Compared to Year Ended December 25, 2004
Fiscal periods. The 2005 fiscal year consisted of 53 weeks as compared to 52 weeks in each of fiscal 2004 and 2003.
Net revenue. Net revenue increased by $21.1 million or 9.7% to $238.3 million for the year ended December 31, 2005 as compared to $217.2 million for the year ended December 25, 2004, due to a 7.2% increase in shipment volume, as well as a 2.4% increase in net revenue per barrel.
Volume. Volume increased by 0.1 million barrels or 7.2% to 1.4 million barrels for the year ended December 31, 2005 as compared to 1.3 million barrels for the year ended December 25, 2004. The increase in volume was attributable to increases in the Samuel Adams brand family and the Twisted Tea brand family. The growth in the Samuel Adams brand family was driven by growth in Samuel Adams Seasonals and Brewmaster’s Collection and was offset somewhat by declines in Sam Adams Light and Samuel Adams Boston Lager.
Wholesaler inventory levels at the end of the fourth quarter of 2005 are estimated to be approximately 30,000 barrels higher than the fourth quarter 2004, as a result of orders initiated by wholesalers. We estimate that wholesaler inventory levels have grown approximately 15,000 barrels due to the increase in volume trends and the remaining 15,000 barrels are related to inventory build that should unwind in the first half of 2006.
Shipments to date and orders in-hand suggest that core shipments for the first fiscal quarter of 2006 could be up approximately 14% as compared to the same period in 2005. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Net selling price. The selling price per barrel increased by approximately 2.4% to $175.48 per barrel for the year ended December 31, 2005, as compared to $171.43 for the year ended December 25, 2004. This increase was primarily driven by price increases and a shift in the package mix.
Significant changes in the package mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is higher for bottles than for kegs. The percentage of bottles to total shipments increased by 0.5% in core brands to 72.6% of total shipments for the year ended December 31, 2005 as compared to 2004.
In 2006, the Company is planning a 2% increase in net selling price but this may be more difficult to achieve than in the past few years, given the current pricing environment.
Gross profit. Gross profit was $104.18 per barrel or 59.4% as a percentage of net revenue for the year ended December 31, 2005, as compared to $102.00 or 59.5% for the year ended December 25, 2004. The increase in gross profit per barrel is primarily due to price increases offset by an increase in cost of goods sold per barrel as compared to the prior year.
Cost of goods sold increased to $71.30 per barrel or 40.6% as a percentage of net revenue as compared to $69.43 per barrel or 40.5% as a percentage of net revenue in the prior year. The increase is primarily due to higher packaging material and production costs as compared to last year, as well as shifts in the product and package mix.
In 2006, the Company expects overall production and freight costs increases of approximately 5% over full year 2005, which could vary depending on actual energy costs in 2006. Based on current cost increase knowledge and preliminary pricing expectations, 2006 gross margin could be down as much as one percentage point below full year 2005.
The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $6.0 million or 6.3% to $100.9 million for the year ended December 31, 2005, as compared to the prior year. The increase is primarily due to increases in freight costs, selling costs and promotional expenditures. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
General and administrative. General and administrative expenses increased by $2.5 million or 16.5% to $17.3 million in 2005 as compared to last year, primarily due to higher wages, legal and consulting fees.
Interest income, net. Interest income increased by $0.9 million to $1.8 million for the year ended December 31, 2005 primarily due to higher interest rates earned on increased average cash and investment balances during 2005 as compared to 2004.
Other income (expense), net. Other income increased by $0.7 million to income of $0.4 million for the year ended December 31, 2005 as compared to an expense of $0.2 million the prior year. The increase is due primarily to a gain on the sale of equipment and certain equipment rental income in 2005. The amount of other expense in 2004 included a $0.2 million loss incurred on the sale of available-for-sale securities.

Provision for income taxes. The Company’s effective tax rate increased to 39.0% in 2005 from 37.8% in 2004. The increase in the effective tax rate, as compared to the prior year, is due to changes in the apportionment of income among states. The Company estimates that its effective tax rate for fiscal year 2006 will be similar to its effective tax rate in 2005.

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
Cost of goods sold, as a percentage of net revenue, decreased to 40.5% in 2004, from 41.2% in the prior year. The Company recorded a $1.5 million charge in the fourth quarter of 2003 related to securing long-term production alternatives in the event of an unfavorable outcome relating to the arbitration proceedings with Miller Brewing Company. Lower amortization expense related to the Rochester Brewery contract also impacted cost of goods sold favorably in 2004. Offsetting this was the $1.9 million impact on the cost of goods sold due to an increase in year over year shipments, as well as inflationary increases for materials and production services relating to cost of goods sold.
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
Other income, net. Other income, net, decreased by $0.3 million for the year ended December 25, 2004 as compared to the prior year, primarily due to a realized loss in 2004 generated from the sale of short-term tax exempt investment securities.
Provision for income taxes. The Company’s effective tax rate remained unchanged for the year ended December 25, 2004 at 37.8%.
Liquidity and Capital Resources
Cash and short term investments increased to $63.9 million for the year ended December 31, 2005 from $59.8 million as of December 25, 2004, primarily due to cash flows provided by operating activities, partially offset by cash used in investing activities to purchase property, plant and equipment and cash used in financing activities to repurchase the Company’s stock.
Cash flows provided by operating activities increased by $33.6 million to $28.8 million during the year ended December 31, 2005, as compared to the prior year. The increase in cash provided by operating activities was primarily due to a $25.6 million reduction in net purchases of trading securities, a $3.5 million decline in accounts receivable for the year ended December 31, 2005 as compared to the prior year ended December 25, 2004, and a $3.1 million increase in net income. The purchase of trading securities in 2004 and 2005 includes high grade, interest bearing municipal auction rate securities. The change in accounts receivable was primarily due to the timing of the Company’s fiscal year end, as the last week of the calendar year typically generates lower sales than the week preceding the Christmas holiday. Average days sales outstanding at December 31, 2005 remained essentially unchanged compared to December 25, 2004.
The Company used $14.0 million for the purchase of capital equipment during 2005 as compared to $4.6 million last year. Capital expenditures during 2005 primarily consisted of machinery and equipment purchases related to the brewery expansion project in Cincinnati, upgrades of machinery and equipment in the Cincinnati Brewery and, to a lesser extent, purchases of kegs and computer equipment.
The Company continues to pursue its strategy of combining brewery ownership with contract brewing. The contract brewing arrangements have historically allowed the Company to utilize the excess capacity of other breweries, providing the Company flexibility as well as quality and cost advantages over its competitors. As the number of available contract breweries declines, the risk of disruption increases, and the structure of the brewery strategy of ownership versus contracting changes. The Company currently estimates that a capital investment of $70.0 to $90.0 million over two years could be required to pursue a strategy that involves owning 100% of its production capacity. The Company believes that a 100% ownership strategy could potentially produce some improvement in operating and freight costs. This estimate could change based on the actual production capacity and capability built. The Company continually evaluates these factors and others in its evaluation of ownership versus contracting.
Cash used in financing activities was $9.3 million during 2005, a change of $11.8 million from the $2.6 million of cash provided by financing activities during the same period last year. The increase of cash used in financing activities is due to $12.5 million used to repurchase the Company’s Class A Common Stock under its Stock Repurchase Program during 2005. No shares were repurchased in 2004. As of March 8, 2006, the Company has repurchased a cumulative total of approximately 7.7 million shares of its Class A Common Stock for an aggregate purchase price of $89.2 million and had $10.8 million remaining on the $100.0 million share buyback expenditure limit. The Company continually evaluates the best way to utilize its cash balances, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters authorized by the Board of Directors.

During 2005, the Company was invested primarily in high-grade tax-exempt and taxable money market funds, and high grade Municipal Auction Rate Securities with geographic diversification and short term maturities. The Company’s investment objective is to preserve principal, maintain liquidity, optimize return on investment and minimize fees, transaction costs and expenses associated with the selection and management of the investment securities.
With working capital of $60.5 million and $20 million in unused credit facilities as of December 31, 2005, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on current projections for its total capital expenditures in 2006. The current projections of between $7.0 million and $10.0 million do not include the major brewery investments that could be required to transition the Company’s brewing strategy to the 100% production capacity ownership strategy currently under evaluation by the Company. If the Company pursues this strategy, the Company would potentially seek alternative forms of funding, including, but not limited to borrowing arrangements with lending institutions. The Company’s existing $20.0 million credit facility expires on March 31, 2007. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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
The Company uses certain Noble hops grown in Germany and certain English hops, for which it enters into purchase commitments to ensure adequate numbers of farmers in its preferred growing regions are planting and maintaining the proper quality hop vines. The Company manages hop inventory and contract levels as necessary to attempt to ensure that it has access to the best hops each year. The current inventory and contract levels are deemed adequate, based upon foreseeable future brewing requirements. Actual hops usage and needs may differ materially from management’s estimates.

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

Stale Beer Accrual
In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. For several years, the Company has credited approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company establishes an accrual based upon both historical returns expense, which is applied to an estimated lag time for receipt of product, and the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual.

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
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures. The Company includes its estimated reserves for probable exposures in accrued expenses.
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
The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target consumers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in craft beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from a couple of years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 400 distributors nationwide and the Company’s salesforce of approximately 200 people, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.
The demand for the Company’s products is subject to changes in consumers’ tastes.
The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewing Capacity
The Company’s continues to pursue its strategy of combining brewery ownership with contract brewing. The contract brewing arrangements have historically allowed the Company to utilize the excess capacity of other breweries, providing the Company flexibility as well as quality and cost advantages over its competitors. As the number of available contract breweries declines, the risk of disruption increases, and the dynamics of the brewery strategy of ownership versus contracting changes. The Company currently estimates that a capital investment of $70.0 million to $90.0 million over two years could be required to pursue a strategy that involves owning 100% of its production capacity. The Company believes that a 100% ownership strategy could potentially produce some improvement in operating and freight costs. This estimate could change based on the actual production capacity and capability built. The Company continually evaluates these factors and others in its evaluation of ownership versus contracting.
The Company believes that it has secured sufficient alternatives in the event that production at any of its contract brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Management is currently aware of some impending issues at its contract breweries that could preclude normal production. These include the Eden Brewery operating without the renewal of its union contract for several months, and concerns about financial issues at the Rochester Brewery. The Company is working with these breweries to attempt to minimize any potential disruptions.
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
In the event of a labor dispute, governmental action, a sudden closure of one of the contract breweries or other events that would prevent either the Cincinnati Brewery or any of the contract breweries from producing the Company’s beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs and potentially lost sales.

Hops Purchase Commitments
The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hops requirements, among other factors.
During 2005, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 31, 2005, which are denominated in Euros, was $7.9 million. The Company has no forward exchange contracts in place as of December 31, 2005 and currently intends to purchase future hops using the exchange rate at the time of purchase. The contract agreements were deemed necessary in order to bring hops inventory levels and purchase commitments into balance with the Company’s current brewing volume and hops usage forecasts. In addition, these new contracts enabled the Company to secure its position for future supply with hops vendors in the face of some competitive buying activity.
The computation of the excess inventory required management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may materially differ from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewing department. The Company will continue to manage hops inventory and contract levels. The current levels are deemed adequate, based upon foreseeable future brewing requirements. However, changes in management’s assumptions regarding future sales growth, product mix, and hops market conditions could result in future material losses. The Company has not recorded any loss on purchase commitments in the years ended December 31, 2005 and December 25, 2004.

Contractual Obligations
The following table presents contractual obligations as of December 31, 2005.

	Payments Due by Period

	Total	2006	2007-2008	2009-2010	Thereafter

	(In thousands)
Advertising Commitments	$11,260	$10,870	$265	$125	$—
Hops Purchase Commitments	7,891	3,211	3,876	804	—
Operating Leases	1,346	915	306	125	—
Other	457	406	51	—	—

Total Contractual Obligations	$20,954	$15,402	$4,498	$1,054	$—

The Company’s outstanding purchase commitments related to advertising contracts of approximately $11.3 million at December 31, 2005 reflect amounts that are non-cancelable.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2010, specify both the quantities and prices, denominated in euros, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rate as of December 31, 2005. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in Euros using the exchange rate at the time of purchase. Purchases under hops contracts for the year ended December 31, 2005 were approximately $3.9 million.

In the normal course of business, the Company enters into various production agreements with brewing companies. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. The Company is also obligated to meet annual volume requirements in conjunction with certain production agreements. During 2005, the Company met all existing minimum volume requirements in accordance with its production agreements, with the exception of one brewery location. The fees associated with this minimum volume requirement were not significant, and have been fully expensed in the Company’s financial statements at December 31, 2005.
The Company’s agreements with its contract breweries require the Company to periodically purchase fixed assets in support of brewery operations. At this time, there are no specific fixed asset purchases required under existing contracts during the next twelve months, but this could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter new production relationships or introduce new products.
The Company’s lease for its existing office space in Boston, Massachusetts expires at the end of September 2006. The Company anticipates that it will relocate its corporate offices within the City of Boston in September 2006 and expects to enter into a new office lease agreement during the first or second quarter 2006.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. The Company is required to adopt SFAS No. 151 on January 1, 2006 and does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments and generally requires that such transactions be accounted for using a fair-value-based method.
As permitted by the current SFAS No. 123, the Company has accounted for share-based compensation to employees using the intrinsic value method of APB Opinion No. 25 and, as such, it generally recognizes no compensation cost for employee stock awards. The Securities and Exchange Commission (the “SEC”) amended the effective date of SFAS No. 123R and the Company is now required to adopt SFAS No. 123R on January 1, 2006. As permitted under SFAS No. 123R, the Company will adopt the provisions of the statement using the modified-prospective transition method, which requires recognition of compensation costs in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. Prior period financial statements are not restated under the modified-prospective transition method. Based on stock awards outstanding as of December 31, 2005, the Company estimates stock-based compensation expense, net of tax effect, to be in the range of $0.5 million to $1.1 million for fiscal year 2006, depending upon the assumed vesting of certain performance based options.
Other Risks and Uncertainties
Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company’s operating income, cash flows and financial position, include, but are not limited to, (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Samuel Adams® brands, Sam Adams Light® and Twisted Tea® brands due to increased competition; (3) an unexpected decline in the brewing capacity available to the Company; (4) increased advertising and promotional expenditures that are not followed by higher sales volume; (5) higher than planned operating costs that result from a change in the Company’s brewing strategy towards 100% owned brewing capacity which would involve significant capital investment; (6) higher than planned costs of operating the Cincinnati Brewery; (7) higher than planned costs of operating under contract arrangement at non-Company owned breweries; (8) increased freight costs resulting from changes in legislation, changes in fuel costs, or changes in the locations of available breweries; (9) changes in economics and feasibility of using recycled glass; (10) adverse fluctuations in raw material or packaging costs which cannot be passed along through increased prices; (11) market conditions affecting the Company’s ability to buy or sell hops or cancel excess hops commitments; (12) poor weather conditions, resulting in an inadequate supply of agricultural raw materials; (13) adverse fluctuations in foreign currency exchange rates; (14) ability to obtain timely and cost effective delivery of ingredients and packaging materials from its suppliers; (15) changes in control or ownership of the current distribution network which could lead to less support of the Company’s products; (16) increases in the costs of distribution; and (17) increases in the costs associated with packaging materials; (18) increases in federal and/or state excise tax; (19) introduction of new products by competitors that compete directly with the Company’s products, or that diminish the importance of the Company’s products to the retailers or distributors; (20) further limitations on advertising; (21) changes in consumer tastes, including increased competition from wine and spirits companies.
Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in this Annual Report on Form 10-K, including “Item 1A — Risk Factors.”

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
Sensitivity Analysis
The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $0.7 million as of December 31, 2005 and as of December 25, 2004.
There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.
As of December 31, 2005, the Company had no amounts outstanding under its current $20.0 million line of credit.
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
The Boston Beer Company, Inc.
We have audited the accompanying consolidated balance sheet of The Boston Beer Company, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Boston Beer Company Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Boston Beer Company, Inc.:
We have audited the accompanying consolidated balance sheet of The Boston Beer Company, Inc. and subsidiaries (“the Company”) as of December 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 25, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 11, 2005

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 25,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$41,516	$35,794
Short-term investments	22,425	24,000
Accounts receivable, net of allowance for doubtful accounts of $116 and $597 as of December 31, 2005 and December 25, 2004, respectively	9,534	12,826
Inventories	13,649	12,561
Prepaid expenses and other assets	1,236	1,113
Deferred income taxes	829	1,474

Total current assets	89,189	87,768
Property, plant and equipment, net	26,525	17,222
Other assets	1,963	1,095
Goodwill	1,377	1,377

Total assets	$119,054	$107,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,378	$9,744
Accrued expenses	17,361	16,494

Total current liabilities	28,739	26,238
Deferred income taxes	2,390	2,085
Other long-term liabilities	1,946	769

Total liabilities	33,075	29,092
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,814,457 and 10,088,869 issued and outstanding as of December 31, 2005 and December 25, 2004, respectively	98	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in capital	70,808	66,157
Unearned compensation	(353)	(280)
Accumulated other comprehensive loss, net of tax	(196)	(203)
Retained earnings	15,581	12,554

Total stockholders’ equity	85,979	78,370

Total liabilities and stockholders’ equity	$119,054	$107,462

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended

	December 31,
	2005	December 25,	December 27,
	(53 Weeks)	2004	2003

Revenue	$263,255	$239,680	$230,103
Less excise taxes	24,951	22,472	22,158

Net revenue	238,304	217,208	207,945
Cost of goods sold	96,830	87,973	85,606

Gross profit	141,474	129,235	122,339
Operating expenses:
Advertising, promotional and selling expenses	100,870	94,913	91,841
General and administrative expenses	17,288	14,837	14,628

Total operating expenses	118,158	109,750	106,469

Operating income	23,316	19,485	15,870
Other income, net:
Interest income, net	1,761	840	1,085
Other income (expense), net	442	(247)	19

Total other income, net	2,203	593	1,104

Income before provision for income taxes	25,519	20,078	16,974
Provision for income taxes	9,960	7,576	6,416

Net income	$15,559	$12,502	$10,558

Net income per common share — basic	$1.10	$0.89	$0.72

Net income per common share — diluted	$1.07	$0.86	$0.70

Weighted-average number of common shares — basic	14,126	14,126	14,723

Weighted-average number of common shares — diluted	14,516	14,518	15,000

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2005, December 25, 2004 and December 27, 2003
(In thousands, continued on next page)

	Class A	Class A	Class B	Class B
	Common	Common	Common	Common	Treasury
	Shares	Stock	Shares	Stock	Shares

Balance at December 28, 2002	16,675	$166	4,107	$41	(5,012)
Net income
Stock options exercised, including tax benefit of $696	246	3
Net purchase of investment shares	24
Amortization of unearned compensation
Purchase of treasury stock					(2,090)
Minimum pension liability, net of tax of $13
Unrealized gain from available-for-sale securities
Total fiscal 2003 comprehensive income

Balance at December 27, 2003	16,945	169	4,107	41	(7,102)
Net income
Stock options exercised, including tax benefit of $915	223	3
Net purchase of investment shares	23
Amortization of unearned compensation
Treasury stock retirement	(7,102)	(71)			7,102
Minimum pension liability, net of tax of $23
Unrealized gain from available-for-sale securities
Total fiscal 2004 comprehensive income

Balance at December 25, 2004	10,089	101	4,107	41	—
Net income
Stock options exercised, including tax benefit of $1,172	249	2
Net purchase of investment shares	24
Amortization of unearned compensation
Repurchase of Class A common stock	(548)	(5)
Minimum pension liability, net of tax of $2
Total fiscal 2005 comprehensive income

Balance at December 31, 2005	9,814	$98	4,107	$41	—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2005, December 25, 2004 and December 27, 2003
(In thousands)
(continued)

			Accumulated
			Other
	Additional		Comprehensive			Total
	Paid-in	Unearned	Income (Loss),	Retained	Treasury	Stockholders’	Comprehensive
	Capital	Compensation	Net of Tax	Earnings	Stock	Equity	Income

Balance at December 28, 2002	$59,144	$(189)	$419	$64,200	$(44,949)	$78,832
Net income				10,558		10,558	$10,558
Stock options exercised, including tax benefit of $696	3,002					3,005
Net purchase of investment shares	371	(125)				246
Amortization of unearned compensation		85				85
Purchase of treasury stock					(29,828)	(29,828)
Minimum pension liability, net of tax of $13			(34)			(34)	(34)
Unrealized gain from available-for-sale securities			(340)			(340)	(340)

Total fiscal 2003 comprehensive income							$10,184

Balance at December 27, 2003	62,517	(229)	45	74,758	(74,777)	62,524
Net income				12,502		12,502	$12,502
Stock options exercised, including tax benefit of $915	3,210					3,213
Net purchase of investment shares	430	(172)				258
Amortization of unearned compensation		121				121
Treasury stock retirement				(74,706)	74,777	—
Minimum pension liability, net of tax of $23			(107)			(107)	(107)
Unrealized loss from available-for-sale securities			(141)			(141)	(141)

Total fiscal 2004 comprehensive income							$12,254

Balance at December 25, 2004	66,157	(280)	(203)	12,554	—	78,370
Net income				15,559		15,559	$15,559
Stock options exercised, including tax benefit of $1,172	4,122					4,124
Net purchase of investment shares	529	(219)				310
Amortization of unearned compensation		146				146
Repurchase of Class A common stock				(12,532)		(12,537)
Minimum pension liability, net of tax of $2			7			7	7

Total fiscal 2005 comprehensive income							$15,566

Balance at December 31, 2005	$70,808	$(353)	$(196)	$15,581	$—	$85,979

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended

	December 31,
	2005	December 25,	December 27,
	(53 Weeks)	2004	2003

Cash flows provided by (used in) operating activities:
Net income	$15,559	$12,502	$10,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,521	5,025	7,106
Realized loss (gain) on sale of available-for-sale securities	—	229	(128)
Loss (gain) on disposal of property, plant and equipment	162	(4)	102
Bad debt expense (recovery)	(255)	147	(113)
Stock-based compensation expense	146	121	85
Deferred income taxes	952	(449)	1,427
Tax benefit from stock options exercised	1,172	915	696
Purchases of trading securities	(9,075)	(32,400)	—
Proceeds from sale of trading securities	10,650	8,400	—
Changes in operating assets and liabilities:
Accounts receivable	3,547	(2,541)	7,514
Inventories	(1,088)	(2,671)	(1,548)
Prepaid expenses and other assets	(1,133)	1,692	(2,927)
Accounts payable	1,634	3,349	(2,602)
Accrued expenses	867	990	159
Other liabilities	1,182	(32)	8

Net cash provided by (used in) operating activities	28,841	(4,727)	20,337

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(13,973)	(4,559)	(1,729)
Proceeds from disposal of property, plant and equipment	129	4	32
Purchases of available-for-sale securities	—	(6,255)	(3,778)
Proceeds from sale of available-for-sale securities	—	20,983	20,470

Net cash provided by (used in) investing activities	(13,844)	10,173	14,995

Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	(12,537)	—	(29,828)
Proceeds from exercise of stock options	2,952	2,298	1,447
Net proceeds from sale of investment shares	310	258	233

Net cash provided by (used in) financing activities	(9,275)	2,556	(28,148)

Change in cash and cash equivalents	5,722	8,002	7,184
Cash and cash equivalents at beginning of year	35,794	27,792	20,608

Cash and cash equivalents at end of year	$41,516	$35,794	$27,792

Supplemental disclosure of cash flow information:
Income taxes paid	$7,901	$5,202	$5,571

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

A.	Organization and Basis of Presentation
The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling low alcoholic beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name, The Boston Beer Company.

B.	Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal period of 2005 consists of fifty-three weeks and the fiscal periods of 2004 and 2003 consist of fifty-two weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain amounts in the accompanying 2004 financial statements have been reclassified to permit comparison with the 2005 presentation. Specifically, the Company has reclassified the cash flows of activities of its trading securities from cash flows from investing activities to cash flows from operating activities. The net impact was to increase cash flows from investing activities and decrease cash flows from operating activities by $24.0 million in 2004.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2005 and December 25, 2004 included cash on-hand, as well as tax-exempt and taxable money market instruments that are highly liquid investments.
Short-Term Investments
The Company classifies its investments depending on the Company’s intent and the nature of the investment. The Company’s short-term investments at the end of December 31, 2005 and December 25, 2004 consist of trading securities, which are recorded at fair market value, and whose change in fair market value is included in earnings. Short-term investments at December 31, 2005 and December 25, 2004 consisted of municipal auction rate securities. In 2003 and a portion of 2004, the Company held available-for-sale securities which were recorded at fair market value, with the change in fair market value

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive loss.
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability, based upon management’s knowledge of customers’ financial condition.
Inventories
Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consists of hops, bottles and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.
The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as cost of goods sold.
The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments in the years ended December 31, 2005, December 25, 2004 and December 27, 2003.
Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Some of the Company’s equipment is used by other brewing companies to produce the Company’s products under contract (see Note I). Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years
Machinery and plant equipment	3 to 20 years, or the term of the production agreement, whichever is shorter
Office equipment and furniture	3 to 5 years
Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset
Building	15 to 20 years
Goodwill
Goodwill represents the excess of the purchase price of the Company-owned Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition in November 2000 and relates to the Company’s single operating unit. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its one reporting

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unit at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 31, 2005 and December 25, 2004.
Long-Lived Assets
Long-lived assets are recorded at cost. The Company evaluates potential impairment of long-lived assets on a periodic basis. If indicators of impairment are present with respect to long-lived assets used in operations and undiscounted future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss representing the excess of the fair value of the asset over its carrying value would be charged to expense in the period the impairment is identified.
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
The Company records estimated income tax reserves as it deems necessary in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company includes its reserves for probable and estimated income tax exposures in accrued expenses (see Note H).
Revenue Recognition
The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions exist: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. Further, the Company generally accepts and destroys beer that has passed its expiration date for freshness and is returned by distributors. Credits given to distributors for these returns represent approximately fifty percent of the distributor’s cost of the beer. Consequently, the Company records an allowance for estimated returns, based on historical experience and current trends.
Cost of Goods Sold
The following expenses are included in cost of goods sold: raw material costs, packaging costs, costs related to deposit activity, purchasing and receiving costs, manufacturing labor and overhead, brewing and processing costs, inspection costs relating to quality control, inbound freight charges, depreciation expense related to manufacturing equipment and warehousing costs, which include rent, labor and overhead costs.
Shipping Costs
Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $17.2 million, $13.7 million and $12.5 million in fiscal years 2005, 2004 and 2003, respectively.
Advertising and Sales Promotions
The following expenses are included in advertising, promotional and selling expenses: media advertising costs, sales and marketing expenses, salary and benefit expenses, promotional activity expenses, freight

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charges related to shipments of finished goods from manufacturing locations to distributor locations, and point of sale items.
The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and promotional activities used in the promotion of the Company’s products. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. Reimbursements from wholesalers for certain advertising and promotional activities are recorded as reductions to advertising, promotional and selling expenses.
The Company also enters into sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, the following: point-of-sale merchandise placement and product displays in retailer locations, and promotional programs at retail locations. The costs incurred for these sales incentive arrangements and promotional activities are included in advertising, promotional and selling expenses. The costs associated with advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expenditures of $55.7 million, $56.5 million and $55.4 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2005, 2004 and 2003, respectively. Of these amounts, $4.2 million, $4.4 million and $4.6 million related to sales incentives, samples and other promotional discounts, and $26.3 million, $27.7 million and $27.9 million related to advertising costs for fiscal years 2005, 2004 and 2003, respectively.
General and Administrative Expenses
The following expenses are included in general and administrative expenses in the accompanying consolidated statements of income: general and administrative salary and benefit expenses, insurance costs, professional service fees, rent and utility expenses, meals, travel and entertainment expenses for general and administrative employees, and other general and administrative overhead costs.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables. The Company places its short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer distributors across the United States. Sales to foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 31, 2005 and December 25, 2004 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s net revenues during fiscal years 2005, 2004 and 2003.
The Company uses specific hops for its beer. These hops include Hallertau-Hallertauer (“HHA”), Tettnang-Tettnanger (“TTE”) and Spalt-Spalter and are harvested in several specific regions in Germany. To a lesser extent, the Company uses traditional English hops from England. HHA hops comprised 68%, 69%, and 61% of the Company’s hop purchases in fiscal years 2005, 2004 and 2003, respectively. TTE hops comprised 22%, 19%, and 8% of the Company’s hop purchases in fiscal years 2005, 2004 and 2003, respectively. The Company maintains over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and stores its hops in multiple cold storage warehouses

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to minimize the impact of a catastrophe at a single site. Further, the Company believes there are alternate sources of hop crops available in case of crop failure or a catastrophic event.
Financial Instruments and Fair Value of Financial Instruments
The Company’s primary financial instruments at December 31, 2005 and December 25, 2004 consisted of cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.
Stock-Based Compensation
The Company accounts for stock-based awards using the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company recognizes compensation expense related to stock-based awards with graded vesting under APB Opinion No. 25 using the straight-line attribution method.
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based awards.

	2005
	(53 Weeks)	2004	2003

	(In thousands, except per share data)
Net income, as reported	$15,559	$12,502	$10,558
Add: Stock-based employee compensation expense reported in net income, net of tax effects	87	70	53
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,038)	(1,006)	(936)

Pro forma net income	$14,608	$11,566	$9,675

Net income per common share:
Basic — as reported	$1.10	$0.89	$0.72
Basic — pro forma	$1.03	$0.82	$0.66
Diluted — as reported	$1.07	$0.86	$0.70
Diluted — pro forma	$1.01	$0.80	$0.64
The fair values of stock options are estimated on the date of grants using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Volatility	33.6%	34.2%	35.0%
Expected life of option	6.8 years	7.1 years	6.8 years
Risk free interest rate	3.78%	3.50%	3.25%
Dividend yield	0%	0%	0%
The weighted-average fair value of stock options granted to employees in fiscal years 2005, 2004, and 2003 was $9.35, $7.82, and $6.19, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding using the treasury stock method during the period.
Segment Reporting
The Company consists of a single operating segment that produces and sells low alcoholic beverages. The Company’s brands, which include Samuel Adams®, Sam Adams Light®, Twisted Tea® and HardCore®, are predominantly malt beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. The Company’s products are manufactured using similar production processes and have comparable alcohol content and constitute a single group of similar products.
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. The Company is required to adopt SFAS No. 151 on January 1, 2006 and does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R which is a revision of SFAS No. 123. SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments and generally requires that such transactions be accounted for using a fair-value-based method.
As permitted by the current SFAS No. 123, the Company has accounted for share-based compensation to employees using the intrinsic value method of APB Opinion No. 25 and, as such, it generally recognizes no compensation cost for employee stock awards. The Securities and Exchange Commission (the “SEC”) amended the effective date of SFAS No. 123R and the Company is now required to adopt SFAS No. 123R on January 1, 2006. As permitted under SFAS No. 123R, the Company will adopt the provisions of the statement using the modified-prospective transition method, which requires recognition of compensation costs in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. Prior period financial statements are not restated under the modified-prospective transition method. Based on stock awards outstanding as of December 31, 2005, the Company estimates stock-based compensation expense, net of tax effect, to be in the range of $0.5 million to $1.1 million for fiscal year 2006, depending upon the assumed vesting of certain performance based options.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Short-Term Investments
The Company recorded a realized loss on available-for-sale securities of approximately $0.2 million for fiscal year 2004 and a realized gain on available-for-sale securities of approximately $0.1 million for fiscal year 2003. There were no realized gains or losses on short-term investments recorded during fiscal year 2005.
D.     Inventories
Inventories consisted of the following:

	December 31, 2005	December 25, 2004

	(In thousands)
Raw materials, principally hops	$11,354	$10,708
Work in process	1,192	880
Finished goods	1,103	973

	$13,649	$12,561

E.	Property, Plant and Equipment
Property, plant and equipment consisted of the following at:

	December 31, 2005	December 25, 2004

	(In thousands)
Kegs	$26,301	$25,427
Machinery and plant equipment	30,777	20,359
Office equipment and furniture	6,717	6,791
Leasehold improvements	1,700	1,700
Land	350	350
Building	4,392	3,581

	70,237	58,208
Less accumulated depreciation	43,712	40,986

	$26,525	$17,222

The Company recorded depreciation expense related to these assets of $4.4 million, $4.4 million and $4.7 million in fiscal years 2005, 2004 and 2003, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Accrued Expenses
Accrued expenses consisted of the following at:

	December 31,	December 25,
	2005	2004

	(In thousands)
Advertising, promotional and selling expenses	$2,608	$2,195
Keg deposits	3,387	3,352
Employee wages and reimbursements	3,516	2,983
Accrued freight	633	1,429
Income taxes (see Note H)	1,737	1,804
Other accrued liabilities	5,480	4,731

	$17,361	$16,494

G.	Long-term Debt and Line of Credit
The Company has a credit facility in place that provides for a $20.0 million revolving line of credit which expires on March 31, 2007. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (7.25% at December 31, 2005) or (ii) the applicable LIBOR rate (4.46% at December 31, 2005) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 31, 2005. There were no borrowings outstanding under the Company’s credit facility as of December 31, 2005 and December 25, 2004.
There are also certain restrictive covenants set forth by the debt agreement. Pursuant to the negative covenants, the Company has agreed that it will not: enter into any indebtedness or guarantees other than those specified by the lender, enter into any sale and leaseback transactions, merge, consolidate, or dispose of significant assets without the lender’s prior written consent, will not make or maintain any investments other than those permitted in the debt agreement, will not enter into any transactions with affiliates outside of the ordinary course of business, and will not make any distributions on account of, or in repurchase, retirement or purchase of its capital stock, partnership or other equity interest, except as noted in the agreement. In addition, the credit agreement requires the Company to obtain prior written consent from the lender on distributions on account of, or in repurchase, retirement or purchase of its capital stock or other equity interests with the exception of the following: (a) distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation (a subsidiary of The Boston Beer Company, Inc.), (b) repurchase from former employees of non-vested investment shares of Class A Common Stock, issued under the Employee Equity Incentive Plan, and (c) repurchase of certain shares of Class A Common Stock as approved by the Board of Directors. In the event of a default that has not been cured, the credit facility would terminate and any unpaid principal and accrued interest would become due and payable.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows at (in thousands):

	December 31,			December 25,
	2005			2004

	Current	Long-Term	Total	Current	Long-Term	Total

Deferred tax assets:
Deferred compensation	$—	$136	$136	$—	$304	$304
Accrued expenses	1,147	—	1,147	1,523	—	1,523
Long-term liabilities	—	603	603	—	626	626
Other	49	42	91	32	141	173

Deferred tax assets	1,196	781	1,977	1,555	1,071	2,626
Valuation allowance	—	—	—	—	(64)	(64)

Total deferred tax assets	1,196	781	1,977	1,555	1,007	2,562
Deferred tax liabilities:
Property, plant and equipment	—	(3,020)	(3,020)	—	(2,980)	(2,980)
Prepaid expenses	(362)	—	(362)	—	—	—
Goodwill	—	(151)	(151)	—	(112)	(112)
Other	(5)	—	(5)	(81)	—	(81)

Total deferred tax liabilities	(367)	(3,171)	(3,538)	(81)	(3,092)	(3,173)

Net deferred tax assets (liabilities)	$829	$(2,390)	$(1,561)	$1,474	$(2,085)	$(611)

Significant components of the income tax provision for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 are as follows (in thousands):

	2005
	(53 Weeks)	2004	2003

Current:
Federal	$7,682	$7,134	$5,127
State	1,326	821	791

Total current	9,008	7,955	5,918
Deferred:
Federal	913	(344)	468
State	39	(35)	30

Total deferred	952	(379)	498

Total income tax provision	$9,960	$7,576	$6,416

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s reconciliation to statutory rates is as follows:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.2	2.5	3.0
Non-deductible meals and entertainment	1.2	1.4	1.4
Tax-exempt income	(1.5)	(.8)	(1.1)
Deduction relating to U.S. production activities	(.9)	—	—
Other	1.0	(.3)	(.5)

	39.0%	37.8%	37.8%

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions, and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures. The Company includes its estimated reserves for probable exposures in accrued expenses.

I.	Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $11.3 million at December 31, 2005, most of which are expected to be incurred in fiscal 2006.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2010 and specify both the quantities and prices, denominated in Euros, which the Company is committed to. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. Purchases under these hops contracts were approximately $3.9 million, $4.0 million and $5.2 million for fiscal years 2005, 2004 and 2003, respectively. As of December 31, 2005, hops purchase commitments for each of the five succeeding fiscal years are as follows:

(In thousands)
2006	$3,211
2007	2,338
2008	1,538
2009	642
2010	162

$7,891

In the normal course of business, the Company enters into various production agreements with brewing companies. Title to beer products brewed under contract arrangement remains with the brewing company until the brewery ships the beer. The Company is required to reimburse the supplier for all unused raw materials and beer products on termination of these production contract agreements. The Company is also obligated to meet annual volume requirements in conjunction with certain production agreements. During

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Company met all existing minimum volume requirements in accordance with the production agreements, with the exception of one brewery location. For that brewery, the fees associated with not meeting minimum volume requirement were not significant and have been recognized in the Company’s consolidated financial statements at December 31, 2005.
The Company’s agreements with its contract breweries require it to periodically purchase fixed assets in support of brewery operations. As of December 31, 2005, there were no specific fixed asset purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production agreements, new production relationships or introduction of new products in the future may require the Company to purchase fixed assets to support the contract breweries’ operations.
Lease Commitments
The Company has various operating lease agreements in place as of December 31, 2005, primarily involving real estate. Terms of the leases include, in some instances, purchase options, renewals, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2009. Rent expense was $1.3 million in each of the fiscal years 2005, 2004 and 2003.
Minimum annual rental payments under these agreements are as follows:

(In thousands)
2006	$915
2007	162
2008	144
2009	125

$1,346

The Company’s lease for its existing office space in Boston, Massachusetts expires at the end of September 2006. The Company anticipates that it will relocate its corporate offices within the City of Boston in September 2006 and expects to enter into a new office lease agreement during the first or second quarter 2006.
Litigation
The Company, along with numerous other alcohol beverage producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and underage consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to underage consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. In September 2005, one of the complaints was withdrawn by the plaintiffs. In February 2006, two of the complaints were dismissed; however, the plaintiffs have appealed the dismissal in one of the actions. The actions are in their earliest stages and it is not possible at this time to determine their likely impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio. In August 2005, the Massachusetts Bay Insurance Company (“MBIC”), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. While all three declaratory judgment actions against the Company are in their very early stages, the Company believes it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations.

J.	Common Stock
Class A Common Stock
The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) certain future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) certain alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.
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
All distributions of equity interest, including dividends, are restricted by the Company’s debt agreements, with the exception of distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation, repurchase from former employees of non-vested investment shares of Class A Common Stock issued under the Employee Equity Incentive Plan and redemption of certain shares of Class A Common Stock as approved by the Board of Directors.
Employee Stock Compensation Plan
The Company has an Employee Equity Incentive Plan (the “Equity Plan”), which currently provides for the grant of Discretionary Options, Restricted Stock Awards and Investment Shares to employees of the Company. The Plan is administered by the Board of Directors of the Company, based on recommendations received from the Compensation Committee of the Board of Directors, including grants of Discretionary Options. The Compensation Committee consists of three independent directors. Vesting requirements and term of the stock options are at the Board of Directors’ discretion, but stock options generally vest over five-year periods with a maximum term of ten years. In 2005, the Company granted certain performance-based stock options which vest if target performance of the Company is achieved.
The Investment Share feature of the Equity Plan permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment Shares vest ratably over a five-

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year period. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period. The Company recognized employee-related compensation expense for this feature of the Equity Plan of $0.1 million in each of the fiscal years 2005, 2004 and 2003.
Under the Equity Plan, Investment Shares purchased and vested during the fiscal years 2005, 2004, and 2003 were as follows:

	2005
	(53 Weeks)	2004	2003

Purchased	27,194	25,088	29,653
Vested	22,892	19,121	16,141
The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.3 million shares were available for grant as of December 31, 2005.
Non-Employee Director Options
The Company has a Stock Option Plan for Non-Employee Directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company was granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors generally vest upon grant and have a maximum term of ten years.
The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Option Plan, of which 0.1 million shares were available for grant as of December 31, 2005.
Option Activity
Information related to stock options under the Equity Plan and the Non-Employee Director Option Plan is as follows:

			Weighted-
			Average Exercise
	Shares	Option Price	Price

Outstanding at December 28, 2002	1,649,300	$ 0.01 – $35.09	$11.63
Granted	465,000	13.84 – 20.9	8 15.65
Canceled	(130,000)	7.16 – 35.	09 15.26
Exercised	(246,033)	0.01 – 17.	54 8.72

Outstanding at December 27, 2003	1,738,267	0.01 – 35.	09 12.84
Granted	169,100	18.47 – 19.4	1 18.61
Canceled	(13,325)	0.01 – 17.	55 12.54
Exercised	(222,847)	0.01 – 17.	55 10.04

Outstanding at December 25, 2004	1,671,195	0.01 – 35.	09 13.80
Granted	473,050	21.14 – 24.1	9 22.00
Canceled	(40,530)	7.16 – 21.	14 12.56
Exercised	(249,015)	0.01 – 23.	33 11.86

Outstanding at December 31, 2005	1,854,700	$ 0.01 – $35.09	$16.18

Of these total options outstanding at December 31, 2005, 364,500 were performance-based options. There were no performance-based options outstanding at December 25, 2004 and December 27, 2003.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options exercisable were 973,870 shares, 955,645 shares, and 891,207 shares at December 31, 2005, December 25, 2004 and December 27, 2003, respectively. The weighted-average exercise price of the exercisable options at December 31, 2005, December 25, 2004 and December 27, 2003 was $12.96, $12.07 and $11.13, respectively.
The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number	Exercise
Exercise Price	Shares	Contractual Life	Price	of Shares	Price

$ 0.01	1,917	1.16 years	$0.01	1,917	$0.01
$ 7.16 – $ 9.53	423,910	3.38 years	$8.93	403,810	$8.93
$11.09 – $16.64	548,063	5.23 years	$14.46	388,763	$14.19
$17.55 – $24.19	853,310	7.83 years	$20.39	171,880	$19.07
$29.30 – $35.09	27,500	1.18 years	$32.46	7,500	$29.30

	1,854,700	5.94 years	$16.18	973,870	$12.96

Stock Repurchase Program
The Board of Directors has approved up to $100.0 million for the repurchase of the Company’s Class A Common Stock. Through December 31, 2005, the Company has repurchased a total of approximately 7.7 million shares of its Class A Common Stock for an aggregate purchase price of $87.3 million.
Treasury Stock
Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares under Section 6.31, and thereby eliminates the concept of “treasury shares.” Accordingly, the Company has redesignated its existing treasury shares as authorized but unissued and allocated the cost of treasury stock to retained earnings.

K.	Employee Retirement Plans
The Company has one retirement plan covering substantially all non-union employees and five retirement plans covering substantially all union employees.
Non-Union Plan
The Boston Beer Company 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees. All full-time, non-union employees over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each employee’s contribution dollar for dollar up to $1,000 and, thereafter, 50% of the employee’s contribution up to 6% of the employee’s annual wages, prorated during the first year of employment. The Company made contributions of $0.5 million to the Plan in each of the fiscal years 2005, 2004 and 2003.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Union Plans
The Company has one Company-sponsored defined contribution plan and four defined benefit plans, which combined cover substantially all union employees. The defined benefit plans include a Company-sponsored medical retirement plan, two union-sponsored collectively bargained multi-employer pension plans and a Company-sponsored defined pension plan.
The Company’s defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees, was established by the Company in 1997 and is available to all union employees upon completion of one hour of full-time employment. Participants may make voluntary contributions up to 60% of their annual compensation to the Samuel Adams Brewery Company, Ltd. 401(k) Plan, subject to IRS limitations. The Company does not make contributions to this plan, but does incur immaterial administration costs.
A comprehensive medical plan is offered to union employees who have voluntarily retired at 65 or have become permanently disabled. Employees must have worked for the Company or have prior ownership for at least 10 years at the Cincinnati Brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.5% at September 30, 2005, 5.8% at September 30, 2004 and 6.3% at December 27, 2003 and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits were not significant. The actuarial and recorded liabilities for this benefit have been funded within all material respects as of December 31, 2005 and December 25, 2004.
The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded vested benefits. Pension expense and employer contributions for these multi-employer plans were not significant in the aggregate.
The Company-sponsored defined pension plan, The Local Union #1199 Defined Benefit Pension Plan (the “Local 1199 Plan”), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $0.1 million to this plan in each of the fiscal years 2005, 2004 and 2003.
Obligations and asset data of the Local 1199 Plan is presented in the following tables (in thousands):

	2005	2004	2003

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$847	$708	$559
Service cost	74	61	52
Interest cost	48	44	38
Actuarial loss	25	42	67
Benefits paid	(13)	(8)	(9)

Projected benefit obligation at end of year and accumulated benefit obligation	$981	$847	$707

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Change in plan assets
Fair value of plan assets at beginning of year	$603	$542	$422
Actual return on plan assets	53	11	57
Employer contributions	70	58	72
Benefits paid	(13)	(8)	(9)

Fair value of plan assets at end of year	$713	$603	$542

Reconciliation of funded status
Funded status	$(268)	$(244)	$(166)
Unrecognized actuarial loss	316	309	248
Contributions	14	17	—

Net asset recognized	$62	$82	$82

	September 30,	September 30,	December 31,
	2005	2004	2003

Measurement date for obligations and assets
Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(254)	$(227)	$(166)
Accumulated other comprehensive income	316	309	248

Net asset recognized	$62	$82	$82

	2005	2004	2003

Components of net periodic benefit cost
Service cost	$74	$61	$52
Interest cost	48	44	38
Return on plan assets	(52)	(44)	(35)
Recognized net actuarial loss	18	13	12

Net annual periodic pension cost	$88	$74	$67

	2005	2004	2003

Increase in minimum liability included in other comprehensive income, net of taxes	$7	$61	$34

	2005	2004	2003

Weighted-average assumptions used to determine benefit obligations for
Discount rate	5.5%	5.8%	6.3%

	2005	2004	2003

Weighted-average assumptions used to determine net periodic benefit cost for
Discount rate	5.8%	6.3%	6.8%
Expected return on assets	7.0%	7.8%	7.8%

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
The Local 1199 Plan’s weighted-average asset allocations at September 30, 2005, September 30, 2004 and December 31, 2003 by asset category are as follows:

Asset Category	2005	2004	2003

Equity securities	45%	46%	42%
Debt securities	55	54	58

Total	100%	100%	100%

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
The Company expects to contribute $0.1 million to the Local 1199 Plan during the fiscal year 2006.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Expected
Benefit
Fiscal Years Ending	Payments

2006	$16
2007	17
2008	20
2009	25
2010	28
2011-2015	275

L.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2005
	(53 Weeks)	2004	2003

	(In thousands)
Net income	$15,559	$12,502	$10,558

Shares used in net income per common share — basic	14,126	14,126	14,723
Dilutive effect of potential common shares	390	392	277

Shares used in net income per common share — diluted	14,516	14,518	15,000

Net income per common share — basic	$1.10	$0.89	$0.72

Net income per common share — diluted	$1.07	$0.86	$0.70

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options to purchase 33,000, 60,000 and 374,000 shares of Class A Common Stock were outstanding during fiscal 2005, 2004 and 2003, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 364,500 shares of Class A Common Stock were outstanding but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 31, 2005.

M.	Other Comprehensive Income (Loss)

	Unrealized		Accumulated
	Gain (Loss)		Other
	on Available-	Minimum	Comprehensive
	For-Sale	Pension Liability	Income
	Securities	Adjustment	(Loss)

	(In thousands)
Balance, December 28, 2002	$481	$(62)	$419
Unrealized gain on available-for-sale securities	57	—	57
Minimum pension liability adjustment, net of tax	—	(34)	(34)
Reclassification adjustment — available-for-sale securities, net of tax	(397)	—	(397)

Balance, December 27, 2003	141	(96)	45
Minimum pension liability adjustment, net of tax	—	(107)	(107)
Reclassification adjustment — available-for-sale securities, net of tax	(141)	—	(141)

Balance, December 25, 2004	—	(203)	(203)
Minimum pension liability adjustment, net of tax	—	7	7

Balance, December 31, 2005	$—	$(196)	$(196)

N.     Valuation and Qualifying Accounts
The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Allowance for Doubtful Accounts	of Period	(Recovery)	(Deductions)	End of Period

	(In thousands)
2005	$597	$(255)	$(226)	$116
2004	450	147	—	597
2003	689	112	(351)	450

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Inventory Obsolescence Reserve	of Period	(Recovery)	(Deductions)	End of Period

	(In thousands)
2005	$713	$(247)	$(3)	$463
2004	1,047	(334)	—	713
2003	1,837	(790)	—	1,047

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at
	Beginning	Net Provision	Net Additions	Balance at
Stale Beer Reserve	of Period	(Recovery)	(Deductions)	End of Period

	(In thousands)
2005	$798	$47	$—	$845
2004	742	56	—	798
2003	719	23	—	742

O.	Quarterly Results (Unaudited)
The Company’s fiscal quarters are consistently determined year to year and generally consist of 13 weeks, except in those fiscal years in which there are fifty-three weeks where the last fiscal quarters then consist of 14 weeks. In management’s opinion, this unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	For Quarters Ended
	(In thousands, except per share data)

	December 31,	September 24,	June 25,	March 26,	December 25,	September 25,	June 26,	March 27,
	2005	2005	2005	2005	2004	2004	2004	2004
	(14 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Barrels Sold	366	359	353	280	321	321	362	263
Revenue	$71,392	$69,743	$68,495	$53,625	$61,377	$60,476	$68,520	$49,307
Less excise taxes	6,640	6,533	6,862	4,916	5,574	5,743	6,503	4,652

Net revenue	64,752	63,210	61,633	48,709	55,803	54,733	62,017	44,655
Cost of goods sold	27,414	25,838	24,701	18,877	22,658	22,738	24,504	18,073

Gross profit	37,338	37,372	36,932	29,832	33,145	31,995	37,513	26,582
Advertising, promotional, and selling expenses	29,173	26,816	25,073	19,808	24,784	23,390	25,217	21,522
General and administrative expenses	4,916	4,353	3,999	4,020	4,072	3,926	3,630	3,209

Total operating expenses	34,089	31,169	29,072	23,828	28,856	27,316	28,847	24,731

Operating income	3,249	6,203	7,860	6,004	4,289	4,679	8,666	1,851
Interest income, net	556	425	479	301	270	183	187	200
Other income (expenses), net	49	175	60	158	(9)	1	(231)	(8)

Income before provision for income taxes	3,854	6,803	8,399	6,463	4,550	4,863	8,622	2,043
Provision for income taxes	1,588	2,616	3,256	2,500	1,706	1,839	3,259	772

Net income	$2,266	$4,187	$5,143	$3,963	$2,844	$3,024	$5,363	$1,271

Net income per share — basic	$0.16	$0.30	$0.36	$0.28	$0.20	$0.21	$0.38	$0.09

Net income per share — diluted	$0.16	$0.29	$0.35	$0.27	$0.19	$0.21	$0.37	$0.09

Weighted-average shares — basic	13,915	14,070	14,258	14,275	14,192	14,162	14,126	14,019

Weighted-average shares — diluted	14,328	14,437	14,614	14,698	14,623	14,595	14,465	14,352

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Effective March 14, 2005, upon the recommendation of the Audit Committee, the Board of Directors dismissed Deloitte & Touche LLP as its independent auditor and appointed Ernst & Young LLP as its independent auditor for the Company’s fiscal year ending December 31, 2005. At the recommendation of the Audit Committee of the Board of Directors, the engagement of Ernst & Young LLP was approved by the Board of Directors and by the sole holder of the Company’s Class B Common Stock.
The report of Deloitte & Touche LLP on the consolidated financial statements for the years ended December 25, 2004 and December 27, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 25, 2004 and December 27, 2003 and through the date of termination of the engagement, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, between the Company and Deloitte & Touche LLP.
During the Company’s fiscal years ended December 25, 2004 and December 27, 2003 through the date of the engagement, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that Ernst & Young LLP might render on the Company’s consolidated financial statements.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of The Boston Beer Company, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Boston Beer Company, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that The Boston Beer Company, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Boston Beer Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Boston Beer Company, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 7, 2006

(c)	Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2006 Annual Meeting to be held on May 23, 2006.

Item 11.	Executive Compensation
The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2006 Annual Meeting to be held on May 23, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership
The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting to be held on May 23, 2006.
Related Stockholder Matters
Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	1,854,700	$16.18	255,705

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,854,700	$16.18	255,705

Item 13.	Certain Relationships and Related Transactions
The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2006 Annual Meeting to be held on May 23, 2006.

Item 14.	Principal Accountant Fees and Services
The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2006 Annual Meeting to be held on May 23, 2006.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)1. Financial Statements.
The following financial statements are filed as a part of this report:
(a)2. Financial Statement Schedules.
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
(b) Exhibits
The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.		Title

3.1		Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

*3	.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998.

4.1		Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the ‘Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).

10.2		Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

Exhibit No.		Title

10.3		Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.4		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).

10.5		Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).

10.6		Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.7		Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).

10.8		Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

+10	.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).

+10	.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).

+10	.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).

10.12		Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).

+10	.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).

+10	.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).

10.15		Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).

+10	.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).

10.17		Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).

10.18		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).

10.19		1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

Exhibit No.		Title

+10	.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10	.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

+10	.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

10.23		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).

+10	.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).

+10	.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

10.27		Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10	.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).

+10	.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).

+10	.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

10.31		Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).

+10	.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.34		Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).

10.35		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).

+10	.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

Exhibit No.		Title

+10	.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

+10	.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10	.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.41		Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

+10	.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).

+10	.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

10.44		Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.45		Amended and Restated 1996 Stock Option Plan for Non-Employee Directors effective October 19, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 7, 2004).

+10	.46	Third Amended and Restated Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of December 1, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2005).

+10	.47	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

10.48		Form of Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).

10.49		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997 and December 19, 2005, effective as of January 1, 2006 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on December 23, 2005).

*11	.1	The information required by exhibit 11 has been included in Note L of the notes to the consolidated financial statements.

14.1		Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).

*21	.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 31, 2005

*23	.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

*23	.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

Exhibit No.		Title

*31	.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2006.

The Boston Beer Company, Inc.

/s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ Martin F. Roper Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ William F. Urich William F. Urich	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. James Koch C. James Koch	Chairman, Clerk and Director

/s/ Pearson C. Cummin, III Pearson C. Cummin, III	Director

/s/ Robert N. Hiatt Robert N. Hiatt	Director

/s/ Charles Joseph Koch Charles Joseph Koch	Director

/s/ Jean-michel Valette Jean-michel Valette	Director

/s/ David A. Burwick David A. Burwick	Director

/s/ Jay Margolis Jay Margolis	Director