Form 10-Q
period 2006-04-01
BOSTON BEER CO INC
filed 2006-05-11
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended                      April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from .......... to ..........
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
Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐       No ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2006:

Class A Common Stock, $.01 par value	9,927,596
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
APRIL 1, 2006

PART I. FINANCIAL INFORMATION
Item 1.
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 1,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$59,173	$41,516
Short-term investments	—	22,425
Accounts receivable, net of allowance for doubtful accounts of $199 and $116 as of April 1, 2006 and December 31, 2005, respectively	15,820	9,534
Inventories	13,367	13,649
Prepaid expenses and other assets	1,980	1,236
Deferred income taxes	829	829

Total current assets	91,169	89,189
Property, plant and equipment, net	26,310	26,525
Other assets	2,174	1,963
Goodwill	1,377	1,377

Total assets	$121,030	$119,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,573	$11,378
Accrued expenses	16,970	17,361

Total current liabilities	27,543	28,739
Deferred income taxes	2,390	2,390
Other long-term liabilities	1,897	1,946

Total liabilities	31,830	33,075

Commitments and Contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,921,018 and 9,814,457 issued and outstanding as of April 1, 2006 and December 31, 2005, respectively	99	98
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	73,709	70,808
Unearned compensation	—	(353)
Accumulated other comprehensive loss, net of tax	(196)	(196)
Retained earnings	15,547	15,581

Total stockholders’ equity	89,200	85,979

Total liabilities and stockholders’ equity	$121,030	$119,054

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	April 1,	March 26,
	2006	2005
Revenue	$62,738	$53,625
Less excise taxes	5,850	4,916

Net revenue	56,888	48,709
Cost of goods sold	24,215	18,877

Gross profit	32,673	29,832

Operating expenses:
Advertising, promotional and selling expenses	25,378	19,808
General and administrative expenses	4,926	4,020

Total operating expenses	30,304	23,828

Operating income	2,369	6,004
Other income, net:
Interest income, net	588	301
Other income, net	61	158

Total other income, net	649	459

Income before provision for income taxes	3,018	6,463
Provision for income taxes	1,197	2,500

Net income	$1,821	$3,963

Net income per common share — basic	$0.13	$0.28

Net income per common share — diluted	$0.13	$0.27

Weighted-average number of common shares — basic	13,856	14,275

Weighted-average number of common shares — diluted	14,293	14,698

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 1,	March 26,
	2006	2005
Cash flows provided by operating activities:
Net income	$1,821	$3,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,131	980
Loss on disposal of property, plant and equipment	26	—
Bad debt expense	105	—
Stock-based compensation expense	378	36
Deferred income taxes	—	(422)
Excess tax benefit from stock-based compensation arrangements	(587)	413
Purchases of trading securities	(6,050)	(1,500)
Proceeds from sale of trading securities	28,475	1,600
Changes in operating assets and liabilities:
Accounts receivable	(6,391)	2,337
Inventories	282	(194)
Prepaid expenses and other assets	(458)	(4,657)
Accounts payable	(805)	(3,780)
Accrued expenses	196	5,645
Other long-term liabilities	(49)	—

Net cash provided by operating activities	18,074	4,421

Cash flows used in investing activities:
Purchases of property, plant and equipment	(907)	(2,465)
Proceeds from disposal of property, plant and equipment	1	—
Increase in other long-term assets	(45)	—

Net cash used in investing activities	(951)	(2,465)

Cash flows provided by financing activities:
Repurchase of Class A common stock	(1,855)	—
Proceeds from exercise of stock options	1,764	697
Excess tax benefit from stock-based compensation arrangements	587	—
Net proceeds from sale of investment shares	38	76

Net cash provided by financing activities	534	773

Change in cash and cash equivalents	17,657	2,729

Cash and cash equivalents at beginning of period	41,516	35,794

Cash and cash equivalents at end of period	$59,173	$38,523

Supplemental disclosure of cash flow information:
Income taxes paid	$255	$856

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.     Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcoholic beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of April 1, 2006 and the statements of consolidated operations and consolidated cash flows for the interim periods ending April 1, 2006 and March 26, 2005 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of April 1, 2006 and the results of its consolidated operations and consolidated cash flows for the interim periods ended April 1, 2006 and March 26, 2005, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain amounts in the accompanying consolidated financial statements for the interim period ended March 26, 2005 have been reclassified to permit comparison with the presentation for the interim period ended April 1, 2006. Specifically, the Company has reclassified the cash flows from activities of its trading securities from cash flows from investing activities to cash flows from operating activities. The net impact was an increase in cash flows from operating activities and a decrease in cash flows from investing activities by $0.1 million for the interim period ended March 26, 2005.
B.     Short-Term Investments
The Company’s short-term investments consisted of municipal auction rate securities as of March 26, 2005, and were classified as trading securities, which are recorded at fair market value and whose change in fair market value, if any, is recorded in earnings. As of April 1, 2006, the Company had liquidated all of its short-term investments in municipal auction rate securities and invested the proceeds in highly liquid money market funds.
The Company recorded no realized gains or losses on short-term investments for the interim periods ended April 1, 2006 and March 26, 2005.
C.     Inventories
Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	April 1,	December 31,
	2006	2005
	(in thousands)
Raw materials, principally hops	$11,116	$11,354
Work in process	1,038	1,192
Finished goods	1,213	1,103

	$13,367	$13,649

D.     Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	April 1, 2006	March 26, 2005
	(in thousands, except per share data)
Net income	$1,821	$3,963

Shares used in net income per common share — basic	13,856	14,275
Effect of dilutive securities:
Stock options	429	423
Non-vested investment shares and restricted stock	8	—

Dilutive potential common shares	437	423

Shares used in net income per common share — diluted	14,293	14,698

Net income per common share — basic	$0.13	$0.28

Net income per common share — diluted	$0.13	$0.27

E.     Comprehensive Income
Comprehensive income represents net income, plus minimum pension liability adjustment. The minimum pension liability adjustments for the interim periods ended April 1, 2006 and March 26, 2005 were immaterial.
F.     Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $8.8 million at April 1, 2006.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2010 and specify both the quantities and prices, denominated mostly in Euros, to which the Company is committed. Hops purchase commitments outstanding at April 1, 2006 totaled $8.0 million, based on the exchange rates at April 1, 2006.
Other outstanding purchase commitments totaled $1.3 million at April 1, 2006.
Lease Commitments
The Company has lease commitments for office space and equipment.
On March 24, 2006, the Company entered into a new agreement to lease office space for purpose of relocating its corporate offices within the City of Boston. The lease has a term of 124 months and expires in 2017, with an option to renew for a five year period. The lease also includes scheduled rent increases over the term of the lease.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Aggregate minimum annual rental payments under lease agreements are as follows:

(in thousands)
Under 1 year	$755
1-3 years	1,444
3-5 years	1,305
Thereafter	4,241

Total	$7,745

G.     Stock-Based Compensation
Employee Stock Compensation Plan
The Company’s Employee Equity Incentive Plan (the “Equity Plan”) currently provides for the grant of discretionary options and restricted stock awards to employees; it also provides for shares issued to employees of the Company under its investment share program. The Plan is administered by the Board of Directors of the Company, based on recommendations received from the Compensation Committee of the Board of Directors. The Compensation Committee consists of three independent directors. In determining the quantities and types of awards for grant, the Compensation Committee periodically reviews the objectives of the Company’s compensation system and takes into account the position and responsibilities of the employee being considered, the nature and value to the Company of his or her service and accomplishments, his or her present and potential contributions to the success of the Company, the value of the type of awards to the employee and such other factors as the Compensation Committee deems relevant.
Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain members of senior management, based on the Company’s performance, with a maximum contractual term of ten years. During the interim period ended April 1, 2006, the Company granted 94,000 options to purchase shares of its Class A common stock to employees at market price. The number of these options that will vest over five years depends on the level of performance targets attained in 2006.
Restricted stock awards are also granted at the Board of Directors’ discretion. During the interim period ended April 1, 2006, the Company granted 32,079 shares of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years. No restricted stock awards were granted prior to January 1, 2006. The issuance of restricted stock awards in 2006 resulted from the Company’s continued evaluation of employee preference in the types of stock awards to be issued to them as part of their total compensation package.
The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During the interim period ended April 1, 2006, employees elected to purchase an aggregate of 19,577 investment shares.
The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.1 million shares were available for grant as of April 1, 2006. Cancelled employee stock options are returned to the reserve under the Equity Plan for future grants.
Non-Employee Director Options
The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During the interim period ended April 1, 2006, the Company granted options to purchase an aggregate of 6,000 shares of the Company’s Class A Common Stock to a non-employee director.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of April 1, 2006. Cancelled non-employee directors’ stock options are returned to the reserve under the Equity Plan for future grants.
Adoption of Statement of Financial Accounting Standards No. 123 (revised)
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which generally requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the interim period ended April 1, 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before provision for income taxes by $0.3 million and a decrease to net income by $0.2 million, or $0.01 per basic and diluted common share. The following table illustrates the effect on net income and net income per share if the Company had recognized stock-based compensation expense under the fair value method for the interim period ended March 26, 2005:

For the three months ended
March 26, 2005
(in thousands,
except per
share data)
Net income, as reported	$3,963
Add: Stock-based employee compensation expense reported in net income, net of tax effects	22
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(283)

Pro forma net income	$3,702

Net income per share:
Basic — as reported	$0.28
Basic — pro forma	$0.26
Diluted — as reported	$0.27
Diluted — pro forma	$0.25
Further, SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards is presented in the statement of cash flows as a financing cash inflow, while this amount was presented in operating cash flow activities prior to the adoption of SFAS No. 123R. Consequently, the adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $0.6 million for the interim period ended April 1, 2006. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
As permitted by SFAS No. 123R, the Company elected to use the modified-prospective application as its transition method, under which SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the statement’s effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of SFAS 123R under the modified-prospective transition method. Consequently, included in the Company’s statements of operations for the interim periods ended April 1, 2006 and March 26, 2005 was $0.4 million of stock-based compensation expense under SFAS No. 123R (or $0.2 million net of tax

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
effects) and $36,000 of stock-based compensation expense under APB Opinion No. 25 (or $22,000 net of tax effects), respectively. Further, for the interim period ended April 1, 2006, $0.2 million of stock-based compensation expense was included in advertising, promotional and selling expenses and $0.2 million in stock-based compensation expense was included in general and administrative expenses.
For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during the interim period ended March 26, 2005 was $9.21 per share, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the interim period ended April 1, 2006 was $8.78 per share, as calculated using a binomial option-pricing model. Had the Company used the Black-Scholes option-pricing model to value stock options granted during the interim period ended April 1, 2006, the weighted-average fair value would have been $10.81 per share and stock-based compensation expense for the period would have been higher by $41,000.
Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	For the three months ended
	April 1,	March 26,
	2006	2005
	(Binomial	(Black-Scholes
	Model)	Model)
Expected volatility	31.71%	34.22%
Expected life of option	^	7.1 years
Risk-free interest rate	3.73%	3.48%
Expected dividends	0%	0%
Exercise factor	1.5 times	*
Discount for post-vesting restrictions	6.6%	*

^	The expected life of the option is an output of the binomial model, which is a weighted average of 8.0 years for options granted during the interim period ended April 1, 2006.

*	Assumption not considered in the Black-Scholes option-pricing model.
Expected volatility is based on the Company’s historical realized volatility. Expected life of an option is based on the Company’s historical experience of stock options. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option when using the binomial model and the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option when using the Black-Scholes model. Expected dividend yield is 0% because the Company has not paid dividends in the past and currently has no known intention to do so in the future. Exercise factor and discount for post-vesting restrictions are based on the Company’s historical experience.
Fair value of restricted stock awards granted during the interim period ended April 1, 2006 was based on the Company’s traded stock price on the date of the grants.
The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each vesting tranche. These methods are consistent with the methods the Company used in recognizing stock-based

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
compensation expense for disclosure purposes under SFAS No. 123 prior to the adoption of SFAS No. 123R.
Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. For the interim period ended April 1, 2006, the estimated forfeiture rate used in awards that vest based on service conditions was 15%, or $52,000. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. Additionally, based on historical experience, there are no significant differences in actual forfeiture rates between groups of employees. No compensation expense was recognized for certain performance-based employee stock options during the interim period ended April 1, 2006, nor will any until such time when the Company can estimate that it is probable performance targets will be met. For pro forma compensation expense disclosure purposes for the interim period ended March 26, 2005, forfeitures are recognized as occurred according to SFAS No. 123.
As of April 1, 2006, there were $3.2 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. That cost is recognized based on service condition and is expected to be recognized over a weighted-average period of 2.3 years. In addition, as of April 1, 2006, there were $4.0 million of unrecognized compensation costs related to an aggregate of 445,600 shares of unvested employee stock options with vesting requirements based on the achievement of various performance targets through 2010. Assuming performance targets will be met, unrecognized compensation costs associated with these performance-based employee stock options are expected to be recognized over a weighted-average period of 2.3 years.
Option Activity
Stock option activity during the three months ended April 1, 2006 is as follows:

			Weighted
			Average
	Number		Exercise
	of Shares	Option Price	Price
Outstanding at December 31, 2005	1,854,700	$0.01-$35.09	$16.18
Granted	100,000	$24.95-$26.33	25.20
Canceled	(24,440)	$14.47-$24.95	20.49
Exercised	(133,700)	$7.16-$21.14	15.31

Outstanding at April 1, 2006	1,796,560	$0.01-$35.09	$16.68

The following table summarizes information about stock options outstanding at April 1, 2006:

		Outstanding
		Weighted			Exercisable	Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
	Number	Contractual	Exercise	Number	Exercise	Contractual
Exercise Price	of Shares	Life	Price	of Shares	Price	Life
$0.01	1,917	0.91 years	$0.01	1,917	$0.01	0.91 years
$7.16 - $9.53	399,560	3.09 years	$8.95	399,560	$8.95	3.09 years
$11.09 - $16.64	510,463	5.08 years	$14.47	380,563	$14.20	4.43 years
$17.55 - $26.33	857,120	8.13 years	$21.14	201,430	$19.39	6.63 years
$29.30 - $35.09	27,500	0.93 years	$32.46	17,500	$30.95	0.93 years

	1,796,560	6.03 years	$16.68	1,000,970	$13.42	4.27 years

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total fair value of options vested during the interim period ended April 1, 2006 was $1.0 million. The aggregate intrinsic value of stock options exercised during the interim period ended April 1, 2006 was $1.5 million. The aggregate intrinsic value of outstanding and exercisable stock options as of April 1, 2006 was $17.1 million and $12.8 million, respectively.
Non-Vested Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards during the interim period ended April 1, 2006:

		Weighted
		Average
	Number	Fair
	of Shares	Value
Non-vested at December 31, 2005	70,583	$8.50
Granted	51,656	20.38
Vested	(22,753)	7.58
Forfeited	(6,124)	13.85
Non-vested at April 1, 2006	93,362	$14.95
H.     Subsequent Events
Effective April 3, 2006, the Company amended certain of the payment terms under its production contract with High Falls Brewing Company, LLC (“High Falls”) to provide that the Company will henceforth buy directly or prepay High Falls for certain raw materials used in the brewing process, so that ownership of these materials and work in process rests with the Company. Consistent with the amendment, the Company paid for and took title to raw materials then on hand at High Falls. The Company has the right to rescind the amendment on thirty days notice.
Subsequent to April 1, 2006, the Company received the anticipated notice from Miller Brewing Company terminating the Company’s existing contract relationship with Miller Brewing Company, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award.

PART I.    Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three-month period ended April 1, 2006 as compared to the three-month period ended March 26, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the immaterial amount of products brewed at the Cincinnati Brewery under contract arrangements for third parties.
Three Months Ended April 1, 2006 compared to Three Months Ended March 26, 2005
Net revenue. Net revenue increased by $8.2 million or 16.8% to $56.9 million for the three months ended April 1, 2006, as compared to $48.7 million for the three months ended March 26, 2005. The increase was primarily due to an increase in the volume of Boston Beer’s core brands as well as price increases of approximately 2% implemented during the first quarter of 2006.
Volume. Total shipment volume increased by 15.7% to 324,000 barrels for the three months ended April 1, 2006, as compared to 280,000 barrels for the three months ended March 26, 2005. Contract shipment volume increased by 6,000 barrels for the first quarter 2006, over the three months ended March 26, 2005. Volume for the core brands increased by 13.7% to 316,000 barrels for the three months ended April 1, 2006, as compared to 278,000 barrels for the three months ended March 26, 2005, due primarily to increased shipments of the Samuel Adams® Brewmaster’s Collection, Samuel Adams® Seasonal brands and Twisted Tea®, and to a lesser extent, increased shipments of Sam Adams Light®.
Shipments and orders in-hand for core brands suggests that shipments for the second quarter 2006 will be up approximately 17.0% compared to the same period last year. Actual shipments may differ from this estimate and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core products for the first quarter of 2006 increased by approximately 18% over the same period in 2005. The Company believes that current wholesalers’ inventories are at appropriate levels.
Selling Price. The selling price per barrel for core brands increased by 2.1% to $178.49 per barrel for the three months ended April 1, 2006, as compared to $174.82 for the same period last year. This increase is primarily due to the price increases implemented in the first quarter of 2006.
Gross profit. Gross profit for core products was $103.09 per barrel for the three months ended April 1, 2006, as compared to $107.31 for the three months ended March 26, 2005. Gross margin for core products was 57.8% for the three months ended April 1, 2006, as compared to 61.4% for the three months ended March 26, 2005. The decreases in gross profit per barrel and gross margin are primarily due to an increase in production, packaging, utility and in-bound freight costs, the latter of which resulted from higher fuel costs. Additionally, gross profit per barrel and gross margin were negatively impacted by increased state excise taxes related to Twisted Tea® due to changes in regulations. The cost increases that drove the decrease in gross margin are somewhat offset by the increase in selling prices.
Cost of goods sold for core brands increased by $7.89 per barrel to $75.40 per barrel for the three months ended April 1, 2006, as compared to $67.51 per barrel for the three months ended March 26, 2005. The increase is due primarily to higher manufacturing costs, including increases in utility, packaging material and in-bound freight costs, increased manufacturing costs related to Twisted Tea® as a result of changes in formulation and new regulation requirements, and a shift in the product mix.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $5.6 million, or 28.1%, to $25.4 million for the three months ended April 1, 2006, as compared to $19.8 million for the three months ended March 26, 2005. Advertising, promotional and selling expenses for core brands were 45.0% of net revenue, or $80.31 per barrel, for the three months ended April 1, 2006, as compared to 40.8% of net revenue, or $71.25 per barrel, for the three months ended March 26, 2005. The increase is primarily due to the timing of point of sale merchandise costs, promotional commitment expenditures and advertising spending relating to the “Take Pride in Your Beer” campaign, all of which had limited spending in the first quarter of 2005. Increased freight costs for delivering products to customers due to rising fuel prices and the introduction of new tap handles in the first quarter 2006 also contributed to higher advertising, promotional and selling expenses. To a lesser extent, salary increases and stock-based compensation expense related to the sales force, the latter of which is being recognized upon the adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123R”) on January 1, 2006, contributed to the increase in advertising, promotional and selling expenses.
The Company conducts certain advertising and promotional activities in the wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statement of operations as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets if changes occur in these promotional contribution arrangements, depending on the industry and market conditions.
General and administrative. General and administrative expenses increased by $0.9 million, or 22.5%, to $4.9 million for the three months ended April 1, 2006, as compared to $4.0 million for the same period last year. The increase primarily reflects an increase in salary and benefit costs, stock-based compensation expense, insurance costs and legal fees.
Stock-Based Compensation Expense. For the interim period ended April 1, 2006, an aggregate of $0.4 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses. On January 1, 2006, the Company adopted SFAS No. 123R, which generally requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the interim period ended April 1, 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before provision for income taxes by $0.3 million and a decrease to net income by $0.2 million, or $0.01 per basic and diluted common share. Because the Company elected to use the modified-prospective application as its transition method under SFAS No. 123R, prior period financial statements were not restated. Had the Company recognized compensation expense under the fair value method during the interim period ended March 26, 2005, such expense would have decreased income before provision for income taxes by $0.4 million and net income by $0.3 million, or $0.02 per basic and diluted common share.
For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
binomial option-pricing model in valuing long-term options as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during the interim period ended March 26, 2005 was $9.21 per share, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the interim period ended April 1, 2006 was $8.78 per share, as calculated using a binomial option-pricing model. Had the Company used the Black-Scholes option-pricing model to value stock options granted during the interim period ended April 1, 2006, the weighted-average fair value would have been $10.81 per share and stock-based compensation expense for the period would have been higher by $41,000.
Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. For the interim period ended April 1, 2006, the estimated forfeiture rate used on awards that vest based on service conditions was 15%, or $52,000. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. Additionally, based on historical experience, there are no significant differences in actual forfeiture rates between groups of employees. No compensation expense was recognized for certain performance-based employee stock options during the interim period ended April 1, 2006, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met. For pro forma compensation expense disclosure purposes for the interim period ended March 26, 2005, forfeitures were recognized as occurred according to SFAS No. 123.
As of April 1, 2006, there were $3.2 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. That cost is recognized based on service condition and is expected to be recognized over a weighted-average period of 2.3 years. In addition, as of April 1, 2006, there were $4.0 million of unrecognized compensation costs related to an aggregate of 445,600 shares of unvested employee stock options with vesting requirements based on the achievement of various performance targets through 2010. Assuming performance targets will be met, unrecognized compensation costs associated with these performance-based employee stock options are expected to be recognized over a weighted-average period of 2.3 years.
Total other income, net. Other income increased by $0.2 million during the quarter ended April 1, 2006 as compared to the quarter ended March 26, 2005. This increase is due to higher interest yields in the investment portfolio, offset by other miscellaneous expenses.
Provision for income taxes. The Company’s effective tax rate increased to approximately 39.7% for the three months ended April 1, 2006 from 38.7% for the same period last year. The increase in the effective tax rate, as compared to the prior year, is due to changes in the apportionment of income among states.
2006 Outlook
Based on current known information, the Company is facing overall production and freight cost increases of between 5% and 10% over full year 2005, which could vary depending on actual energy costs during 2006, as well as other factors, and 2006 gross margin could be down 1% to 2% below full year 2005.
The Company still expects 2006 earnings per diluted share to be between $1.10 and $1.18, absent any significant change in currently planned levels of brand support and before accounting for the impact of the adoption of FASB 123R, Share-Based Compensation, based on volume increases above the original expectation for the full year offsetting these cost pressures. The Company estimates that its adoption of SFAS No. 123R will reduce earnings per diluted share by between $0.06 and $0.11 in 2006, including a $0.01 per diluted share impact which has been recorded in the first quarter of 2006. This impact will depend on the vesting of certain performance-based options. The Company’s ability to attain earnings growth in 2006 is dependent on achieving challenging targets for volume, pricing and costs. The Company continues to pursue cost savings initiatives and pricing opportunities, and hopes to preserve its economics to allow for continued investment in support of its brands in order to grow volume and earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $17.7 million to $59.2 million as of April 1, 2006 from $41.5 million as of December 31, 2005. For the three months ended April 1, 2006, the increase in cash and cash equivalents was mainly due to cash flows from operating activities, which were due primarily to the sale of short-term investments, and this increase was slightly offset by cash used in investing activities for the purchase of property, plant and equipment.
SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing cash inflow, while this amount was presented in operating cash flow activities prior to the adoption of SFAS No. 123R. Consequently, the adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $0.6 million for the interim period ended April 1, 2006. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
Cash flows from operating activities were $18.1 million and $4.4 million for the fiscal quarters ended April 1, 2006 and March 26, 2005, respectively. The increase in cash flows from operating activities during the first quarter 2005 as compared to the prior year was primarily due to the sale of $22.4 million of short-term investments. This increase was partially offset by an increase in accounts receivable, which is due mainly to the increase in shipment volume in the first quarter 2006, and a decrease in net income for the first quarter 2006.
Cash flows used in investing activities decreased by $1.5 million due to higher purchases of property, plant and equipment in the first quarter 2005 related to the expansion of the Cincinnati Brewery.
During the quarter ended April 1, 2006, the Company’s cash was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade municipal auction rate securities with short-term maturities. The objective is to preserve principal, maintain liquidity, optimize return on investment and minimize expenses associated with the selection and management of investment securities. As of April 1, 2006, the Company had liquidated all of its short-term investments in municipal auction rate securities and invested the proceeds in highly liquid money market funds.
The Company continues to evaluate its long term production strategy, including potential ownership or construction of a new brewery, or new contract relationships. Subsequent to April 1, 2006, the Company received the anticipated notice from Miller Brewing Company terminating the Company’s existing contract relationship with Miller Brewing Company, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award. While the Company believes that there will be adequate other contract capacity to absorb its production requirements at acceptable economics, there is no guarantee that the current economics can be maintained. Accordingly, the Company is accelerating its review of available production options. If the Company chooses to execute a strategy of 100% production capacity ownership and builds a brewery, it currently estimates that, based on building a brewery in the Northeast, this could require a capital investment of $70.0 to $90.0 million over two years, with the expectation that there would be some improvement in operating and freight costs resulting from this investment. This estimate could change based on the actual production capacity and capability built and also based upon the Company’s consideration of long-term production and freight solutions for other areas of the United States. The Company currently estimates total capital expenditures in 2006 to be between $7.0 and $10.0 million, but this estimate could change significantly based on the outcome of the Company’s evaluation of its long term production strategy.
Cash flows from financing activities decreased by $0.2 million for the quarter ended April 1, 2006 as compared to the same period last year primarily due to repurchases of the Company’s Class A Common Stock under its Stock Repurchase Program, partially offset by an increase in stock option exercises and an increase due to including cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards as a financing activity upon the adoption of SFAS No. 123R.
During the three months ended April 1, 2006, the Company repurchased $1.9 million of its Class A Common Stock. Through May 9, 2006, the Company has repurchased a cumulative total of approximately 7.7 million shares of its Class A Common Stock for an aggregate purchase price of $89.2 million, and had $10.8 million remaining on the $100.0 million share buyback program set by its Board of Directors. As of

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
May 9, 2006, the Company had 9.9 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding. The Company continues to evaluate the best way to utilize its excess cash balance, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters set by the Board of Directors.
With working capital of $63.6 million and $20.0 million in unused credit facilities as of April 1, 2006, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on its current projections of capital expenditure. However, the current projections do not include any major brewery investments that could be required to transition the Company’s brewing strategy to the 100% production capacity ownership currently under evaluation. If the Company pursues this strategy, it would potentially seek alternative forms of funding, including, but not limited to borrowing arrangements with lending institutions. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on the Company’s business and results of operations. The Company’s $20.0 million credit facility expires on March 31, 2007. As of the date of this filing, the Company is not in violation of any of its covenants under the credit facility and there are no amounts outstanding under the credit facility.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At April 1, 2006, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
On March 24, 2006, the Company entered into a new agreement to lease office space for purpose of relocating its corporate offices within the City of Boston. The lease has a term of 124 months and expires in 2017, with an option to renew for a five year period. The lease also includes scheduled rent increases over the term of the lease.
The Company has lease commitments for office space and equipment, and minimum annual rental payments under these agreements are as follows.

(in thousands)
Under 1 year	$755
1-3 years	1,444
3-5 years	1,305
Thereafter	4,241

Total	$7,745

Effective April 3, 2006, the Company amended certain of the payment terms under its production contract with High Falls Brewing Company, LLC (“High Falls”) to provide that the Company will henceforth buy directly or prepay High Falls for certain raw materials used in the brewing process, so that ownership of these materials and work in process rests with the Company. In connection with the amendment, the Company paid for and took title to raw materials then on hand at High Falls. The Company has the right to rescind the amendment on 30 days notice.
Subsequent to April 1, 2006, the Company received the anticipated notice from Miller Brewing Company terminating the Company’s existing contract relationship with Miller Brewing Company, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
There were no other material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended April 1, 2006.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three month period ended April 1, 2006. except as follows:
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model for grants issued prior to January 1, 2006 and the binomial option-pricing model for grants issued on or after January 1, 2006. Both models require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate and expected exercise behavior. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Changes in the subjective assumptions can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income.
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 31, 2005, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of April 1, 2006, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.     OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. In September 2005, one of the complaints was withdrawn by the plaintiffs. In February 2006, two of the complaints were dismissed; however, the plaintiffs have appealed the dismissal in one of the actions. The actions are in their earliest stages and it is not possible at this time to determine their likely impact on the Company.
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
Item 1A.     RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of April 1, 2006, the Company has repurchased a cumulative total of approximately 7.7 million shares of its Class A Common Stock for an aggregate purchase price of $89.2 million and had $10.8 million remaining on the $100.0 million share buyback expenditure limit.
During the three months ended April 1, 2006, the Company repurchased $1.9 million or 0.1 million shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs

January 1, 2006 to February 4, 2006	42,437	$25.50	42,437	$11,600,558
February 5, 2006 to March 4, 2006	30,402	$25.41	30,194	$10,829,058
March 5, 2006 to April 1, 2006	4,395	$12.35	—	$10,829,058

Total	77,234	$24.72	72,631	$10,829,058

Of the shares that were purchased during the period, 4,603 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of April 1, 2006, the Company had 9.9 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2006, the sole holder of the Company’s Class B Common Stock increased the number of Class B Directors by one so that there would be five (5) Class B Directors and appointed Jay Margolis as a Class B Director of the Company to serve until the next annual meeting of Class B Stockholders and until his successor is duly elected and qualified.

In February 2006, the sole holder of the Company’s Class B Common Stock approved in all respects the action of the Compensation Committee of the Board of Directors setting the bonus to be paid to the Company’s Chief Executive Officer for his performance against 2005 goals and his 2006 base annual salary.

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

*+10.5	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006.

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: May 11, 2006	By:	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2006	By:	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)