Form 10-Q
period 2006-07-01
BOSTON BEER CO INC
filed 2006-08-10
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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
Yes ☑      No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2006:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	9,812,390 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
JULY 1, 2006

PART I. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 1,	December 31,
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$45,124	$41,516
Short-term investments	20,000	22,425
Accounts receivable, net of allowance for doubtful accounts of $209 and $116 as of July 1, 2006 and December 31, 2005, respectively	19,343	9,534
Inventories	13,916	13,649
Prepaid expenses and other assets	1,700	1,236
Deferred income taxes	829	829

Total current assets	100,912	89,189

Property, plant and equipment, net	26,970	26,525
Other assets	2,704	1,963
Goodwill	1,377	1,377

Total assets	$131,963	$119,054

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,966	$11,378
Accrued expenses	19,078	17,361

Total current liabilities	33,044	28,739

Deferred income taxes	2,390	2,390
Other liabilities	1,910	1,946

Total liabilities	37,344	33,075

Commitments and contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,806,490 and 9,814,457 issued and outstanding as of July 1, 2006 and December 31, 2005, respectively	98	98
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	74,549	70,808
Unearned compensation	—	(353)
Accumulated other comprehensive loss, net of tax	(196)	(196)
Retained earnings	20,127	15,581

Total stockholders’ equity	94,619	85,979

Total liabilities and stockholders’ equity	$131,963	$119,054

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Revenue	$87,635	$68,495	$150,373	$122,120
Less excise taxes	8,302	6,862	14,152	11,778

Net revenue	79,333	61,633	136,221	110,342
Cost of goods sold	32,276	24,701	56,491	43,578

Gross profit	47,057	36,932	79,730	66,764

Operating expenses:
Advertising, promotional and selling expenses	29,368	25,073	54,746	44,881
General and administrative expenses	5,381	3,999	10,307	8,019

Total operating expenses	34,749	29,072	65,053	52,900

Operating income	12,308	7,860	14,677	13,864
Other income, net:
Interest income, net	711	479	1,299	780
Other income, net	170	60	231	218

Total other income, net	881	539	1,530	998

Income before provision for income taxes	13,189	8,399	16,207	14,862
Provision for income taxes	5,203	3,256	6,400	5,756

Net income	$7,986	$5,143	$9,807	$9,106

Net income per common share — basic	$0.57	$0.36	$0.71	$0.64

Net income per common share — diluted	$0.56	$0.35	$0.69	$0.62

Weighted-average number of common shares — basic	13,919	14,258	13,888	14,267

Weighted-average number of common shares — diluted	14,346	14,614	14,320	14,653

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 1,	June 25,
	2006	2005
Cash flows provided by operating activities:
Net income	$9,807	$9,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,324	2,059
Loss (gain) on disposal of property, plant and equipment	20	(10)
Bad debt expense (recovery)	124	(174)
Stock-based compensation expense	1,012	71
Deferred income taxes	—	(405)
Excess tax benefit from stock-based compensation arrangements	(663)	588
Purchases of trading securities	(26,050)	(1,800)
Proceeds from sale of trading securities	28,475	1,700
Changes in operating assets and liabilities:
Accounts receivable	(9,933)	545
Inventories	(267)	415
Prepaid expenses and other assets	(560)	(159)
Accounts payable	2,588	(211)
Accrued expenses	2,380	2,267
Other liabilities	(36)	(47)

Net cash provided by operating activities	9,221	13,945

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,725)	(6,981)
Proceeds from disposal of property, plant and equipment	8	12
Increase in other long-term assets	(548)	—

Net cash used in investing activities	(3,265)	(6,969)

Cash flows used in financing activities:
Repurchase of Class A common stock	(5,262)	(3,635)
Proceeds from exercise of stock options	2,158	1,311
Excess tax benefit from stock-based compensation arrangements	663	—
Net proceeds from sale of investment shares	93	145

Net cash used in financing activities	(2,348)	(2,179)

Change in cash and cash equivalents	3,608	4,797

Cash and cash equivalents at beginning of period	41,516	35,794

Cash and cash equivalents at end of period	$45,124	$40,591

Supplemental disclosure of cash flow information:
Income taxes paid	$4,726	$4,882

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of July 1, 2006 and the statements of consolidated operations and consolidated cash flows for the interim periods ending July 1, 2006 and June 25, 2005 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of July 1, 2006 and the results of its consolidated operations and consolidated cash flows for the interim periods ended July 1, 2006 and June 25, 2005, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain amounts in the accompanying consolidated financial statements for the interim periods ended June 25, 2005 have been reclassified to permit comparison with the presentation for the interim periods ended July 1, 2006. Specifically, the Company has reclassified the cash flows from activities of its trading securities from cash flows from investing activities to cash flows from operating activities. The net impact was a decrease in cash flows from operating activities and an increase in cash flows from investing activities by $0.1 million for the six months ended June 25, 2005.
B. Short-Term Investments
The Company’s short-term investments consisted of municipal auction rate securities as of July 1, 2006 and December 31, 2005, and were classified as trading securities, which are recorded at fair market value and whose change in fair market value is recorded in earnings.
The Company recorded no realized gains or losses on short-term investments for the interim periods ended July 1, 2006 and June 25, 2005.
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

	July 1,	December 31,
	2006	2005
	(in thousands)
Raw materials, principally hops	$10,264	$11,354
Work in process	2,042	1,192
Finished goods	1,610	1,103

	$13,916	$13,649

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
		(in thousands, except per share data)
Net income	$7,986	$5,143	$9,807	$9,106

Shares used in net income per common share — basic	13,919	14,258	13,888	14,267
Effect of dilutive securities:
Stock options	418	356	424	386
Non-vested investment shares and restricted stock	9	—	8	—

Dilutive potential common shares	427	356	432	386

Shares used in net income per common share — diluted	14,346	14,614	14,320	14,653

Net income per common share — basic	$0.57	$0.36	$0.71	$0.64

Net income per common share — diluted	$0.56	$0.35	$0.69	$0.62

E. Comprehensive Income
Comprehensive income represents net income, plus minimum pension liability adjustment. The minimum pension liability adjustments for the interim periods ended July 1, 2006 and June 25, 2005 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $6.1 million at July 1, 2006.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2010 and specify both the quantities and prices, denominated mostly in Euros, to which the Company is committed. Hops purchase commitments outstanding at July 1, 2006 totaled $8.5 million, based on the exchange rates on July 1, 2006.
Other outstanding purchase commitments totaled $1.2 million at July 1, 2006.
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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Aggregate minimum annual lease payments under lease agreements are as follows:

(in thousands)
Under 1 year	$669
1-3 years	1,446
3-5 years	1,282
Thereafter	4,086

Total	$7,483

Arrangements with Other Breweries
Effective April 3, 2006, the Company amended certain of the payment terms under its brewing service agreement with High Falls Brewing Company, LLC (“High Falls”) to provide that the Company will henceforth buy directly or prepay High Falls for certain raw materials used in the brewing process, so that ownership of these materials and work in process rests with the Company. Consistent with the amendment, the Company paid for and took title to raw materials then on hand at High Falls. The Company has the right to rescind the amendment on thirty days notice.
In April 2006, the Company received the anticipated notice from Miller Brewing Company terminating the Company’s existing contract relationship with Miller Brewing Company, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award.
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
Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain members of senior management, based on the Company’s performance, with a maximum contractual term of ten years. During the three and six months ended July 1, 2006, the Company granted options to purchase 94,000 shares of its Class A common stock to employees at market price (as of the date of grant). The number of these options that will vest over five years depends on the level of performance targets attained in 2006.
Restricted stock awards are also granted at the Board of Directors’ discretion. During the three and six months ended July 1, 2006, the Company granted 32,079 shares of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years. No restricted stock awards were granted prior to January 1, 2006. The issuance of restricted stock awards in 2006 resulted from the Company’s continued evaluation of employee preference in the types of stock awards to be issued to them as part of their total compensation package.
The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During the three and six months ended July 1, 2006, employees elected to purchase an aggregate of 19,577 investment shares.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.1 million shares were available for grant as of July 1, 2006. Shares reserved for issuance under canceled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchase. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchase.
Non-Employee Director Options
The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During the three and six months ended July 1, 2006, the Company granted options to purchase an aggregate of 25,000 shares and 31,000 shares, respectively, of the Company’s Class A Common Stock to non-employee directors.
The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of July 1, 2006. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.
Adoption of Statement of Financial Accounting Standards No. 123 (revised)
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which generally requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the three months ended July 1, 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before provision for income taxes by $0.5 million and a decrease to net income by $0.3 million, or $0.02 per basic and diluted common share. For the six months ended July 1, 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before provision for income taxes by $0.8 million and a decrease to net income by $0.5 million, or $0.04 and $0.03 per basic and diluted common share, respectively. The following table illustrates the effect on net income and net income per share if the Company had recognized stock-based compensation expense under the fair value method for the three and six months ended June 25, 2005:

	Three months ended	Six months ended
	June 25, 2005	June 25, 2005
	(in thousands, except per share data)
Net income, as reported	$5,143	$9,106
Add: Stock-based employee compensation expense reported in net income, net of tax effects	22	44
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(324)	(607)

Pro forma net income	$4,841	$8,543

Net income per share:
Basic — as reported	$0.36	$0.64
Basic — pro forma	$0.34	$0.60
Diluted — as reported	$0.35	$0.62
Diluted — pro forma	$0.33	$0.58

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Further, SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards is presented in the statement of cash flows as a financing cash inflow, while this amount was presented in operating cash flow activities prior to the adoption of SFAS No. 123R. Consequently, the adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $0.7 million for the six months ended July 1, 2006. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
As permitted by SFAS No. 123R, the Company elected to use the modified-prospective application as its transition method, under which SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the statement’s effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of SFAS No. 123R under the modified-prospective transition method. Consequently, stock-based compensation expense included in the Company’s statements of operations for the three and six months ended July 1, 2006 amounted to $0.6 million (or $0.4 million net of tax effects) and $1.0 million (or $0.6 million net of tax effects), respectively, under SFAS No. 123R, while stock-based compensation expense included in the Company’s statements of operations for the three and six months ended June 25, 2005 amounted to $35,000 (or $22,000 net of tax effects) and $71,000 (or $44,000 net of tax effects), respectively, under APB Opinion No. 25. Further, for the three and six months ended July 1, 2006, $0.3 million and $0.5 million, respectively, of stock-based compensation expense was included in advertising, promotional and selling expenses and $0.3 million and $0.5 million, respectively, of stock-based compensation expense was included in general and administrative expenses.
For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during the six months ended June 25, 2005 was $9.35 per share, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the six months ended July 1, 2006 was $8.43 per share, as calculated using a binomial option-pricing model. Had the Company used the Black-Scholes option-pricing model to value stock options granted during the six months ended July 1, 2006, the weighted-average fair value would have been $10.65 per share and stock-based compensation expense for the period would have been higher by $0.2 million.
Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	Six months ended
	July 1, 2006	June 25, 2005
	(Binomial	(Black-Scholes
	Model)	Model)
Expected volatility	31.63%	33.64%
Expected life of option	^	6.8 years
Risk-free interest rate	3.82%	3.78%
Expected dividends	0%	0%
Exercise factor	1.5 times	*
Discount for post-vesting restrictions	6.5%	*

^	The expected life of the option is an output of the binomial model, which is a weighted average of 7.3 years for options granted during the six months ended July 1, 2006.

*	Assumption not considered in the Black-Scholes option-pricing model.

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
Fair value of restricted stock awards was based on the Company’s traded stock price on the date of the grants.
The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each vesting tranche. These methods are consistent with the methods the Company used in recognizing stock-based compensation expense for disclosure purposes under SFAS No. 123 prior to the adoption of SFAS No. 123R.
Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. For the three and six months ended July 1, 2006, except for stock options granted to non-employee directors, the estimated forfeiture rate used was 15%, or $73,000 and $125,000, respectively. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. Additionally, based on historical experience, there are no significant differences in actual forfeiture rates between groups of employees. No forfeiture is taken with respect to stock options granted to non-employee directors, as those stock options vest upon grant and the Company expects the option holders to fully benefit from such vested stock options. During the three and six months ended July 1, 2006, no compensation expense was recognized for a performance-based stock option to purchase 300,000 shares granted to the Company’s chief executive officer, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met. For pro forma compensation expense disclosure purposes for the three and six months ended June 25, 2005, forfeitures are recognized as occurred according to SFAS No. 123.
As of July 1, 2006, there were $3.8 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.4 years. In addition, as of July 1, 2006, there were $2.8 million of unrecognized compensation costs related to an option to purchase 300,000 shares of common stock with vesting requirements based on the achievement of various performance targets through 2010. Assuming performance targets will be met, unrecognized compensation costs associated with this performance-based employee stock option are expected to be recognized over a weighted-average period of 2.3 years.
Option Activity
Stock option activity during the six months ended July 1, 2006 is as follows:

			Weighted
			Average
	Number of		Exercise
	Shares	Option Price	Price
Outstanding at December 31, 2005	1,854,700	$0.01-$35.09	$16.18
Granted	125,000	$24.95-$26.43	$25.45
Canceled	(29,230)	$14.47-$24.95	$20.22
Exercised	(147,396)	$0.01-$21.14	$14.93

Outstanding at July 1, 2006	1,803,074	$0.01-$35.09	$16.86

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes information about stock options outstanding at July 1, 2006:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
	Number	Contractual	Exercise	Number	Exercise	Contractual
Exercise Price	of Shares	Life	Price	of Shares	Price	Life
$0.01	551	0.79 years	$0.01	551	$0.01	0.79 years
$7.16 - $9.53	393,810	2.78 years	$8.95	393,810	$8.95	2.78 years
$11.09 - $16.64	505,413	4.71 years	$14.47	375,813	$14.20	4.01 years
$17.55 - $26.33	850,800	7.84 years	$21.16	197,100	$19.41	6.18 years
$26.43 - $35.09	52,500	5.07 years	$29.59	42,500	$28.29	6.10 years

	1,803,074	5.78 years	$16.86	1,009,774	$13.76	4.04 years

The total fair value of options vested during the three and six months ended July 1, 2006 was $0.2 million and $1.2 million, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended July 1, 2006 was $0.2 million and $1.7 million, respectively. The aggregate intrinsic value of outstanding and exercisable stock options as of July 1, 2006 was $22.1 million and $15.5 million, respectively.
Non-Vested Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards during the six months ended July 1, 2006:

		Weighted
		Average
	Number	Fair
	of Shares	Value
Non-vested at December 31, 2005	70,583	$8.50
Granted	51,656	20.38
Vested	(22,753)	7.58
Forfeited	(8,448)	13.90

Non-vested at July 1, 2006	91,038	$14.97

H. Subsequent Event
On August 10, 2006, the Company entered into a Purchase and Sale Agreement (“the Agreement”) related to the purchase of land in the Town of Freetown, Massachusetts. The Agreement provides for a period in excess of 180 days in which to conduct due diligence investigations and to obtain the necessary environmental reviews and permits in order to construct a brewery on the site. The Company may, at any time, in its sole discretion, elect to terminate the Agreement, but may, depending upon when such termination is elected, forfeit some or all of its initial $300,000 deposit. The foregoing description of the Purchase and Sale Agreement is qualified in its entirety by reference to the terms and conditions of such Purchase and Sale Agreement, which will be filed by the Company as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2006.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and six-month periods ended July 1, 2006 as compared to the three and six-month periods ended June 25, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.
Three Months Ended July 1, 2006 compared to Three Months Ended June 25, 2005
Net revenue. Net revenue increased by $17.7 million or 28.7% to $79.3 million for the three months ended July 1, 2006 as compared to the three months ended June 25, 2005. The increase is primarily due to an increase in shipment volume of Boston Beer’s core brands, price increases maintained from the first quarter 2006, a shift in package mix from kegs to cases, and a shift in the product mix due to the shipment of the new Samuel Adams® Brewer Patriot pack which had a higher net selling price.
Volume. Total shipment volume increased by 24.6% to 440,000 barrels in the three months ended July 1, 2006 as compared to the same period 2005. Shipment volume for core brands increased by 22.8% to 431,000 barrels for the three months ended July 1, 2006 as compared to 351,000 barrels in the second quarter 2005. The increase in core shipment volume was due to increases in all Samuel Adams® brand family styles, as well as growth in Twisted Tea®. Contract shipment volume increased by 7,000 barrels for the second quarter 2006 over the same period last year.
Shipments and orders in-hand suggest that core shipments for the third quarter 2006 could be up approximately 14.0% as compared to the same period in 2005. Actual shipments for the current quarter may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the second quarter of 2006 increased by approximately 17.0% over the same period in 2005. July 2006 year to date depletions are estimated to grow approximately 17.0% over 2005. The Company believes that wholesalers’ current inventories are at appropriate levels.
Selling Price. The net revenue per barrel for core brands increased by 4.4% to $183.01 per barrel for the quarter ended July 1, 2006 as compared to the same period last year. The increase is due to price increases maintained from the first quarter 2006 and a shift in the package mix from kegs to cases, and the shipment of the Samuel Adams® Brewer Patriot pack in the second quarter 2006 which has a higher net selling price per barrel than other core products.
The shift in the package mix to bottles from kegs contributed to the increase in net revenue per barrel as the selling price per equivalent barrel is higher for bottles than for kegs. The package shift from kegs to bottles is primarily due to increases in Samuel Adams® Brewmaster’s Collection and Twisted Tea®, as these products are primarily available in bottles.
Gross profit. Gross profit for core products was $108.68 per barrel for the three months ended July 1, 2006, as compared to $105.25 for the three months ended June 25, 2005. Gross margin for core products was 59.4% for the second quarter 2006, as compared to 60.0% for the same period in 2005. The increase in gross profit per barrel is primarily due to the increased revenue per barrel. The decrease in gross margin is primarily due to higher packaging material, utilities, and fuel costs, and increased costs related to production inefficiencies. Additionally, gross profit per barrel and gross margin were negatively impacted by a shift in the package mix to bottles from kegs, product mix, and increased state excise taxes resulting from changes in regulations applicable to Twisted Tea®. The cost increases that drove the decrease in gross margin are partially offset by the increase in selling prices maintained from the first quarter 2006.
Cost of goods sold for core products increased by 6.1% or $4.26 per barrel to $74.33 per barrel for the quarter ended July 1, 2006, as compared to $70.08 per barrel for the same period last year. The increase is due primarily to higher manufacturing

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
costs, including increases in utility, packaging material and in-bound freight costs, increased manufacturing costs related to Twisted Tea® as a result of changes in formulation and new regulation requirements, as well as a shift in the package mix to bottles from kegs and a shift in product mix.
The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $4.3 million, or 17.1%, to $29.4 million for the three months ended July 1, 2006, as compared to $25.1 million for the three months ended June 25, 2005. Advertising, promotional and selling expenses for core brands were 37.2% of net revenue, or $68.14 per barrel, for the three months ended July 1, 2006, as compared to 40.7% of net revenue, or $71.43 per barrel, for the three months ended June 25, 2005. The increase in expense was a result of increased freight costs for delivering products to customers due to rising fuel prices, increases in sales force salary and benefit costs, an increase in stock-based compensation expense related to the sales force due to the adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123R”) which was effective January 1, 2006, and an increase in promotional commitment expenses over the second quarter 2005.
The Company conducts certain advertising and promotional activities in its wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statement of operations as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets if changes occur in these promotional contribution arrangements, depending on the industry and market conditions.
General and administrative. General and administrative expenses increased by $1.4 million, or 34.6%, to $5.4 million for the three months ended July 1, 2006, as compared to $4.0 million for the same period last year. The increase primarily reflects an increase in salary and benefit costs, stock-based compensation expense, consulting costs and legal fees.
Stock-Based Compensation Expense. For the quarter ended July 1, 2006, an aggregate of $0.6 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses. Effective January 1, 2006, the Company adopted SFAS No. 123R, which generally requires recognition in financial statements of share-based compensation costs based on fair value. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the quarter ended July 1, 2006, the effect of the adoption of SFAS No. 123R was a decrease in income before provision for income taxes by $0.5 million and a decrease in net income by $0.3 million, or $0.02 per basic and diluted common share. Because the Company elected to use the modified-prospective application as its transition method under SFAS No. 123R, prior period financial statements were not restated. Had the Company recognized compensation expense under the fair value method during the quarter ended June 25, 2005, such expense would have decreased income before provision for income taxes by $0.5 million and net income by $0.3 million, or $0.02 per basic and diluted common share.
For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during the six months ended June 25, 2005 was $9.35 per share, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the six months ended July 1, 2006 was $8.43 per share, as calculated using a binomial option-pricing model. Had the Company used the Black-Scholes option-pricing model to value stock options granted during the six months ended July 1, 2006, the weighted-average fair value would have been $10.65 per share and stock-based compensation expense for the period would have been higher by $0.2 million.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. For the three months ended July 1, 2006, except for stock options granted to non-employee directors, the estimated forfeiture rate used was 15%, or $73,000. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. Additionally, based on historical experience, there are no significant differences in actual forfeiture rates between groups of employees. No forfeiture is taken with respect to stock options granted to non-employee directors, as those stock options vest upon grant and the Company expects the option holders to fully benefit from such vested stock options. Through July 1, 2006, no compensation expense was recognized for a performance-based stock option to purchase 300,000 shares granted to the Company’s chief executive officer, nor will any be recognized until such time when the Company can estimate that it is probable performance targets will be met. For pro forma compensation expense disclosure purposes for the interim periods ended June 25, 2005, forfeitures were recognized as occurred according to SFAS No. 123.
As of July 1, 2006, there were $3.8 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.4 years. In addition, as of July 1, 2006, there were $2.8 million of unrecognized compensation costs related to an option to purchase 300,000 shares of common stock with vesting requirements based on the achievement of various performance targets through 2010. Assuming performance targets will be met, unrecognized compensation costs associated with this performance-based employee stock options are expected to be recognized over a weighted-average period of 2.3 years.
Other income, net. Other income, net, increased by $0.3 million during the quarter ended July 1, 2006 as compared to the quarter ended June 25, 2005. This increase is due to interest earned on higher average cash balances due to the increase in net sales as well as higher interest yields in the investment portfolio.
Provision for income taxes. The Company’s effective tax rate increased to approximately 39.5% for the three months ended July 1, 2006 from 38.8% for the same period last year. The increase in the effective tax rate, as compared to the prior year, is due to changes in the apportionment of income among states.
Six Months Ended July 1, 2006 compared to Six Months Ended June 25, 2005
Net revenue. Net revenue increased by $25.9 million or 23.5% to $136.2 million for the six months ended July 1, 2006 from $110.3 million for the six months ended June 25, 2005. The increase is primarily due to an increase in shipment volume of Boston Beer’s core brands, price increases maintained from the first quarter 2006 and a shift in the package and product mix.
Volume. Total shipment volume increased by 20.7% to 764,000 barrels for the six months ended July 1, 2006 as compared to the same period 2005. Shipment volume for core brands increased by 18.8% to 747,000 barrels for the six months ended July 1, 2006 as compared to 629,000 barrels in the same period 2005. The increase in core shipment volume was due to an increase in shipments of all Samuel Adams® family brands, as well as an increase in shipments of Twisted Tea®. Contract shipment volume increased by 13,000 barrels for the first six months of 2006 over the same period last year.
Selling Price. The net revenue per barrel for core brands increased by approximately 3.4% to $181.14 per barrel for the six months ended July 1, 2006 as compared to the prior year. This increase is due to net price increases and a shift in the package mix from kegs to cases and, to a lesser extent, the shipment of the Samuel Adams® Brewer Patriot pack in the second quarter 2006 which has a higher net selling price per barrel than other core products.
Gross profit. Gross profit for core products was $106.36 per barrel for the six months ended July 1, 2006, as compared to $106.20 for the six months ended June 25, 2005. Gross margin for core products was 58.7% for the first six months of 2006, as compared to 60.6% for the same period in 2005. The decrease in gross margin is primarily due to higher packaging material, utilities, and fuel costs, as well as increased costs related to production inefficiencies. Additionally, gross margin was negatively impacted by product mix and increased state excise taxes resulting from changes in regulations applicable to Twisted Tea®, as well as a shift in the package mix to bottles from kegs. The cost increases that drove the decrease in gross margin are partially offset by the increase in selling prices in 2006.
Cost of goods sold for core products increased by 8.5% or $5.83 per barrel to $74.78 per barrel for the six months ended July 1, 2006, as compared to $68.95 per barrel for the same period last year. The increase is due primarily to higher manufacturing costs, including increases in utility, packaging material and in-bound freight costs, increased manufacturing costs related to

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Twisted Tea® as a result of changes in formulation and new regulation requirements, as well as a shift in product mix and a shift in the package mix to bottles from kegs.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $9.9 million, or 22.0%, to $54.7 million for the six months ended July 1, 2006, as compared to $44.9 million for the six months ended June 25, 2005. Advertising, promotional and selling expenses for core brands were 40.5% of net revenue, or $73.29 per barrel, for the six months ended July 1, 2006, as compared to 40.7% of net revenue, or $71.35 per barrel, for the six months ended June 25, 2005. This increase was a result of increased freight costs, increases in point-of-sale expenses and promotional and advertising expenses, as well as increases in sales force salary and benefit costs and an increase in stock-based compensation expense related to the sales force due to the adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123R”) which was effective January 1, 2006.
General and administrative. General and administrative expenses increased by 28.5% or $2.3 million to $10.3 million for the six months ended July 1, 2006 as compared to the same period last year. The increase in general and administrative expenses is primarily due to an increase in salary and benefit costs, stock-based compensation expense, consulting costs and legal fees in 2006 over the same period 2005.
Stock-Based Compensation Expense. For the six months ended July 1, 2006, an aggregate of $1.0 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses. For the six months ended July 1, 2006, the effect of the adoption of SFAS No. 123R was a decrease in income before provision for income taxes by $0.8 million and a decrease in net income by $0.5 million, or $0.04 and $0.03 per basic and diluted common share, respectively. Had the Company recognized compensation expense under the fair value method during the six months ended June 25, 2005, such expense would have decreased income before provision for income taxes by $0.9 million and net income by $0.6 million, or $0.04 per basic and diluted common share. For the six months ended July 1, 2006, the estimated forfeiture amounted to $0.1 million.
Other income, net. Other income, net, increased by $0.5 million to $1.5 million for the six months ended July 1, 2006 as compared to the same period ended June 25, 2005. This increase is due to interest earned on cash balances due to higher interest yields in the investment portfolio.
Provision for income taxes. The Company’s effective tax rate increased to approximately 39.5% for the six months ended July 1, 2006 from 38.7% for the same period last year. The increase in the effective tax rate, as compared to the prior year, is due to changes in the apportionment of income among states.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $3.6 million to $45.1 million as of July 1, 2006 from $41.5 million as of December 31, 2005. For the six months ended July 1, 2006, the increase in cash and cash equivalents was mainly due to cash flows from operating activities, which were due primarily to sales of short-term investments, an increase in accounts payable, and due to net income adjusted for non-cash items. This increase in cash flows from operating activities was partially offset by cash used in investing activities for the purchase of property, plant and equipment and cash used in financing activities for the repurchase of Class A common stock.
SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing cash inflow, while this amount was presented in operating cash flow activities prior to the adoption of SFAS No. 123R. Consequently, the adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $0.7 million for the interim period ended July 1, 2006. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
Cash flows from operating activities were $9.2 million and $13.9 million for the six months ended July 1, 2006 and June 25, 2005, respectively. The decrease in cash flows from operating activities for the six months ended July 1, 2006 as compared to the prior year was primarily due to the increase in accounts receivable arising out of increased core shipment sales for first six

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
months of 2006 as compared to the same period last year and timing of shipments, combined with an increase in inventory due to a change in ownership of work-in-process and raw materials at High Falls in April 2006. These were offset by an increase in net sales of short-term investments, an increase in accounts payable resulting from higher production and operating costs, and the increase in net income due to higher shipment volume of Boston Beer’s core brands..
Cash flows used in investing activities decreased by $3.7 million in 2006, due to purchases during the first half of 2005 of property, plant and equipment related to the expansion of the Cincinnati Brewery. Purchases in the second quarter 2006 included land in Cincinnati, Ohio for potential future expansion of Cincinnati Brewery production capabilities.
During the six months ended July 1, 2006, the Company’s cash was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade municipal auction rate securities with short-term maturities. The objective is to preserve principal, maintain liquidity, optimize return on investment and minimize expenses associated with the selection and management of investment securities.
In April 2006, the Company received the anticipated notice from Miller Brewing Company terminating the Company’s existing contract relationship with Miller Brewing Company, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award. While the Company believes that there will be other contract capacity adequate to absorb its production requirements, there is no guarantee that the current economics can be maintained. Accordingly, as previously reported, the Company is assessing the viability of brewery construction and the purchase of land on which to build a brewery. The Company has identified a site in Massachusetts on which it might be able to construct a brewery to serve future brewing capacity needs. On August 10, 2006, the Company entered into a purchase and sale agreement for land as a potential site, and the Company has initiated an evaluation of this site and the permit process involved. The Company anticipates completing this evaluation by the end of the year. The Company has revised upwards its capacity needs in New England based on healthy Craft category growth, the Company’s growth trends and higher anticipated freight costs, and is now exploring production capacity in excess of 1.0 million barrels. The Company currently estimates that construction of such a facility could cost between $120 million and $160 million, with the ultimate cost dependent on the final specifications, including, but not limited to, initial capacity and capabilities and expansion potential and site specific costs. Additionally, the Company is in the process of evaluating financing options for the potential new brewery investment.
The Company currently estimates total capital expenditures in 2006 to be between $7.0 and $10.0 million, exclusive of investments made in support of a possible new brewery. This estimate could change significantly based on the ultimate outcome of the Company’s evaluation of its long-term production strategy.
Cash flows used in financing activities increased by $0.2 million for the six months ended July 1, 2006 as compared to the same period last year primarily due to repurchases of the Company’s Class A Common Stock under its Stock Repurchase Program, partially offset by an increase in proceeds from stock option exercises and cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards, which are presented as a financing activity in connection with the adoption of SFAS No. 123R.
During the three months ended July 1, 2006, the Company repurchased $3.4 million of its Class A Common Stock. Through August 4, 2006, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million, and had $7.4 million remaining on the $100.0 million share buyback expenditure limit set by the Board of Directors. As of August 4, 2006, the Company had 9.8 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding. The Company continues to evaluate the best way to utilize its excess cash balance, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters set by the Board of Directors.
With working capital of $67.9 million and $20.0 million in unused credit facilities as of July 1, 2006, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on its current projections of capital expenditures. However, the current projections do not include any major brewery investments, including the potential site currently under review, that could be required to transition the Company’s brewing strategy to owning most of its production capacity. If the Company pursues this strategy, it would potentially seek alternative forms of funding, including, but not limited to borrowing arrangements with lending institutions. In such event, adequate funds may not be available when needed, or may be available only on terms which could have a negative impact on the Company’s business and results of operations. The Company’s $20.0 million credit facility expires on March 31,

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
2007. As of the date of this filing, the Company is not in violation of any of its covenants under the credit facility and there are no amounts outstanding under the credit facility.
2006 Outlook
Based on current known information, the Company is facing overall production and freight cost increases of between 6.0% and 9.0% over full year 2005, which could vary depending on actual energy costs during 2006, as well as other factors, and 2006 gross margin will be down approximately 2.0% below full year 2005.
The Company expects 2006 earnings per diluted share to be between $1.16 and $1.31, absent any significant change in currently planned levels of brand support and based on volume increases over the original expectation for the full year, which would fully offset these cost pressures. This 2006 earnings per share range is prior to accounting for the impact of the adoption of SFAS no. 123R, Share-Based Compensation, which was not included in the prior year’s earnings per diluted share of $1.07, The Company estimates that its adoption of FASB 123R and the impact of performance-based stock options will affect earnings per diluted share by between $0.06 and $0.11 in 2006, including a $0.04 per diluted share impact which has been recorded in the six months ended July 1, 2006. The range will depend on the vesting of certain performance-based stock options. Stock compensation expense recognized for the full year 2005 using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, impacted diluted earnings per share for 2005 by $0.01.
The Company’s ability to attain this earnings growth in 2006 is dependent on achieving challenging targets for volume, pricing and costs. The Company continues to pursue cost savings initiatives and pricing opportunities, and hopes to preserve its economics to allow for continued investment in support of its brands in order to grow volume and earnings.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At July 1, 2006, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
On March 24, 2006, the Company entered into a new agreement to lease office space for purpose of relocating its corporate offices within the City of Boston. The lease has a term of 124 months and expires in 2017, with an option to renew for a five year period. The lease also includes scheduled rent increases over the term of the lease.
The Company has lease commitments for office space and equipment, and minimum annual lease payments under its contractual obligations are as follows:

(in thousands)
Under 1 year	$669
1-3 years	1,446
3-5 years	1,282
Thereafter	4,086

Total	$7,483

Effective April 3, 2006, the Company amended certain of the payment terms under its brewing service agreement with High Falls Brewing Company, LLC (‘High Falls’) to provide that the Company will henceforth buy directly or prepay High Falls for certain raw materials used in the brewing process, so that ownership of these materials and work-in-process rests with the Company. In connection with the amendment, the Company paid for and took title to raw materials and work-in-process then on hand at High Falls. The Company has the right to rescind the amendment on 30 days notice.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In April 2006, the Company received the anticipated notice from Miller Brewing Company terminating the Company’s existing contract relationship with Miller Brewing Company, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award.
There were no other material changes outside of the ordinary course of the Company’s business to contractual obligations during the six months ended July 1, 2006.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the six months ended July 1, 2006 except as follows:
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. To calculate the fair value of options, the Company uses the Black — Scholes option — pricing model for grants issued prior to January 1, 2006 and the binomial option-pricing model for grants issued on or after January 1, 2006. Both methods require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate and expected exercise behavior. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of SFAS No. 109. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company as of January 1, 2007. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position, operations and cash flows.
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
Item 4. CONTROLS AND PROCEDURES
As of July 1, 2006, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. In September 2005, one of the complaints was withdrawn by the plaintiffs. In February 2006, two of the complaints were dismissed and in May 2006, one of the complaints was dismissed; however, the plaintiffs have appealed those dismissals. The actions are in their earliest stages and it is not possible at this time to determine their likely impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed on November 3, 2005. In August 2005, the Massachusetts Bay Insurance Company (‘MBIC’), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. Royal has filed motions for summary judgment against the Company in both cases, neither of which motions have been decided. While these declaratory judgment actions against the Company are in their very early stages, the Company believes it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 1, 2006, the Company repurchased $3.4 million of its Class A Common Stock. Through August 4, 2006, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million, and had $7.4 million remaining on the $100.0 million share buyback expenditure limit set by the Board of Directors.
During the six months ended July 1, 2006, the Company repurchased $5.3 million or 0.2 million of its Class A Common Stock as illustrated in the table below:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1, 2006 to February 4, 2006	51,437	$25.50	51,437	$11,370,915
February 5, 2006 to March 4, 2006	21,402	$25.39	21,194	$10,829,058
March 5, 2006 to April 1, 2006	4,445	$12.44	—	$10,829,058
April 2, 2006 to May 6, 2006	320	$25.18	300	$10,821,246
May 7, 2006 to June 3, 2006	24,994	$25.89	23,300	$10,195,672
June 4, 2006 to July 1, 2006	102,300	$27.07	102,300	$7,422,160

Total	204,898	$26.04	198,531	$7,422,160

Of the shares that were purchased during the period, 6,367 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of August 4, 2006, the Company had 9.8 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 23, 2006. The following items were voted upon at that time.
“RESOLVED: That David A. Burwick, Pearson C. Cummin, III and Jean-Michel Valette be and they hereby are elected Class A Directors of the Corporation to serve for a term of one year ending on the date of the 2007 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”
The results of the vote were, as follows:
Election of Class A Directors:

	For	Withheld
David A. Burwick	8,777,475	223,565
Pearson C. Cummin, III	8,635,665	365,375
Jean-Michel Valette	8,660,131	340,909

Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, elected the four Class B Directors set forth in the Notice of Meeting and Proxy Statement; namely: C. James Koch, Charles Joseph Koch, Jay Margolis and Martin F. Roper, each to serve a term of one year.
The Class B Stockholder also formally reserved the right to increase the number of Class B Directors to up to seven Directors permitted under the Corporation’s By-Laws, at such time as he deems appropriate, and to elect up to three additional Class B Directors.
By action dated May 24, 2006, the Class B Stockholder, as well as the Board of Directors, extended the term of the Non-Employee Director Plan for a ten-year period, expiring May 21, 2016.
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

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: August 10, 2006	By:	/s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: August 10, 2006	By:	/s/ William F. Urich

William F. Urich
Chief Financial Officer
(principal accounting and financial officer)