Form 10-Q
period 2006-09-30
BOSTON BEER CO INC
filed 2006-11-09
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 1-14092
THE BOSTON BEER COMPANY, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3284048
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
One Design Center Place, Suite 850, Boston, Massachusetts
(Address of principal executive offices)
02210
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐           No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2006:

Class A Common Stock, $.01 par value	9,948,238
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$56,896	$41,516
Short-term investments	18,629	22,425
Accounts receivable, net of allowance for doubtful accounts of $220 and $116 as of September 30, 2006 and December 31, 2005, respectively	18,887	9,534
Inventories	15,768	13,649
Prepaid expenses and other assets	2,750	1,236
Deferred income taxes	829	829

Total current assets	113,759	89,189

Property, plant and equipment, net	30,707	26,525
Other assets	1,853	1,963
Goodwill	1,377	1,377

Total assets	$147,696	$119,054

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,117	$11,378
Accrued expenses	25,108	17,361

Total current liabilities	39,225	28,739

Deferred income taxes	2,390	2,390
Other liabilities	3,268	1,946

Total liabilities	44,883	33,075

Commitments and contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,901,168 and 9,814,457 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	99	98
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	76,860	70,808
Unearned compensation	—	(353)
Accumulated other comprehensive loss, net of tax	(196)	(196)
Retained earnings	26,009	15,581

Total stockholders’ equity	102,813	85,979

Total liabilities and stockholders’ equity	$147,696	$119,054

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Revenue	$83,864	$69,743	$234,237	$191,863
Less excise taxes	7,997	6,533	22,149	18,311

Net revenue	75,867	63,210	212,088	173,552
Cost of goods sold	32,397	25,838	88,888	69,416

Gross profit	43,470	37,372	123,200	104,136

Operating expenses:
Advertising, promotional and selling expenses	29,913	26,816	84,659	71,697
General and administrative expenses	5,374	4,353	15,681	12,372

Total operating expenses	35,287	31,169	100,340	84,069

Operating income	8,183	6,203	22,860	20,067
Other income, net:
Interest income, net	874	425	2,173	1,205
Other income, net	271	175	502	393

Total other income, net	1,145	600	2,675	1,598

Income before provision for income taxes	9,328	6,803	25,535	21,665
Provision for income taxes	3,420	2,616	9,820	8,372

Net income	$5,908	$4,187	$15,715	$13,293

Net income per common share – basic	$0.43	$0.30	$1.13	$0.94

Net income per common share – diluted	$0.41	$0.29	$1.10	$0.91

Weighted-average number of common shares – basic	13,865	14,070	13,880	14,201

Weighted-average number of common shares – diluted	14,351	14,437	14,330	14,580

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,	September 24,
	2006	2005
Cash flows provided by operating activities:
Net income	$15,715	$13,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,601	3,198
Gain on disposal of property, plant and equipment	(14)	(6)
Bad debt expense (recovery)	135	(148)
Stock-based compensation expense	1,409	108
Deferred income taxes	—	280
Excess tax benefit from stock-based compensation arrangements	(1,425)	853
Purchases of trading securities	(30,929)	(3,550)
Proceeds from sale of trading securities	34,725	3,300
Changes in operating assets and liabilities:
Accounts receivable	(9,488)	(1,464)
Inventories	(2,120)	109
Prepaid expenses and other assets	(1,417)	(433)
Accounts payable	2,739	1,565
Accrued expenses	9,172	4,293
Other liabilities	1,322	(48)

Net cash provided by operating activities	23,425	21,350

Cash flows used in investing activities:
Purchases of property, plant and equipment	(7,704)	(10,950)
Proceeds from disposal of property, plant and equipment	42	14

Net cash used in investing activities	(7,662)	(10,936)

Cash flows used in financing activities:
Repurchase of Class A common stock	(5,288)	(10,854)
Proceeds from exercise of stock options	3,332	1,821
Excess tax benefit from stock-based compensation arrangements	1,425	—
Net proceeds from sale of investment shares	148	221

Net cash used in financing activities	(383)	(8,812)

Change in cash and cash equivalents	15,380	1,602

Cash and cash equivalents at beginning of period	41,516	35,794

Cash and cash equivalents at end of period	$56,896	$37,396

Supplemental disclosure of cash flow information:
Income taxes paid	$5,231	$6,134

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of September 30, 2006 and the statements of consolidated operations and consolidated cash flows for the interim periods ending September 30, 2006 and September 24, 2005 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 30, 2006 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 2006 and September 24, 2005, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain amounts in the accompanying consolidated financial statements for the interim periods ended September 24, 2005 have been reclassified to permit comparison with the presentation for the interim periods ended September 30, 2006. Specifically, the Company has reclassified the cash flows from activities of its trading securities from cash flows used in investing activities to cash flows provided by operating activities. The net impact was a decrease in cash flows provided by operating activities and a decrease in cash flows used in investing activities by $0.3 million for the nine months ended September 24, 2005.
B. Short-Term Investments
The Company’s short-term investments consisted of municipal auction rate securities as of September 30, 2006 and December 31, 2005, and were classified as trading securities, which are recorded at fair market value and whose change in fair market value is recorded in earnings.
The Company recorded no realized gains or losses on short-term investments for the interim periods ended September 30, 2006 and September 24, 2005.
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

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$9,837	$11,354
Work in process	3,055	1,192
Finished goods	2,876	1,103

	$15,768	$13,649

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$5,908	$4,187	$15,715	$13,293

Shares used in net income per common share – basic	13,865	14,070	13,880	14,201
Effect of dilutive securities:
Stock options	468	367	438	379
Non-vested investment shares and restricted stock	18	—	12	—

Dilutive potential common shares	486	367	450	379

Shares used in net income per common share – diluted	14,351	14,437	14,330	14,580

Net income per common share – basic	$0.43	$0.30	$1.13	$0.94

Net income per common share – diluted	$0.41	$0.29	$1.10	$0.91

E. Comprehensive Income
Comprehensive income represents net income, plus minimum pension liability adjustment. The minimum pension liability adjustments for the interim periods ended September 30, 2006 and September 24, 2005 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $13.9 million at September 30, 2006.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2010 and specify both the quantities and prices, denominated mostly in Euros, to which the Company is committed. Hops purchase commitments outstanding at September 30, 2006 totaled $8.9 million, based on the exchange rates on that date.
Other outstanding purchase commitments totaled $1.0 million at September 30, 2006.
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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Aggregate minimum annual lease payments under lease agreements are as follows:

(in thousands)
Under 1 year	$551
1-3 years	1,445
3-5 years	1,259
Thereafter	3,924

Total	$7,179

Arrangements with Contract Breweries
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
In April 2006, the Company received the anticipated notice from Miller Brewing Company (“Miller”) terminating the Company’s existing contract relationship with Miller, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award.
As a result of changes in the Alcohol and Tobacco Tax and Trade Bureau regulations related to the production of alcohol products, in August 2006, the Company changed its brewing service arrangements with Miller and City Brewing Company, LLC (“City Brewing”), whereby the Company will purchase the liquid produced by Miller and City Brewing, including the materials that are used in the liquid, at the time such liquid goes into fermentation. Consequently, the Company took title to the liquid on hand at Miller and City Brewing.
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
Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain members of senior management, based on the Company’s performance, with a maximum contractual term of ten years. During the nine months ended September 30, 2006, the Company granted options to purchase 94,000 shares of its Class A common stock to employees at market price on the grant dates. The number of these options that will vest over five years depends on the level of performance targets attained in 2006.
Restricted stock awards are also granted at the Board of Directors’ discretion. During the nine months ended September 30, 2006, the Company granted 32,079 shares of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years. No restricted stock awards were granted prior to January 1, 2006. The issuance of restricted stock awards in 2006 resulted in part from the Company’s evaluation of employee preference in the types of stock awards to be issued to them as part of their total compensation package.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During the nine months ended September 30, 2006, employees elected to purchase an aggregate of 19,577 investment shares.
The Company has reserved 3.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.1 million shares were available for grant as of September 30, 2006. Shares reserved for issuance under canceled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchase. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchase.
Non-Employee Director Options
The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During the nine months ended September 30, 2006, the Company granted options to purchase an aggregate of 31,000 shares of the Company’s Class A Common Stock to non-employee directors.
The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of September 30, 2006. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.
Adoption of Statement of Financial Accounting Standards No. 123 (revised)
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which generally requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the three months ended September 30, 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before provision for income taxes by $0.2 million and a decrease to net income by $0.1 million, or $0.01 per basic and diluted common share. For the nine months ended September 30, 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before provision for income taxes by $1.0 million and a decrease to net income by $0.6 million, or $0.04 per basic and diluted common share. The following table illustrates the effect on net income and net income per share if the Company had recognized stock-based compensation expense under the fair value method for the three and nine months ended September 24, 2005:

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended	Nine months ended
	September 24, 2005	September 24, 2005
	(in thousands, except per share data)
Net income, as reported	$4,187	$13,293
Add: Stock-based employee compensation expense reported in net income, net of tax effects	21	65
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(307)	(914)

Pro forma net income	$3,901	$12,444

Net income per share:
Basic – as reported	$0.30	$0.94
Basic – pro forma	$0.28	$0.88
Diluted – as reported	$0.29	$0.91
Diluted – pro forma	$0.27	$0.85
Further, SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards is presented in the statement of cash flows as a financing cash inflow, while this amount was presented in operating cash flow activities prior to the adoption of SFAS No. 123R. Consequently, the adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $1.4 million for the nine months ended September 30, 2006. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
As permitted by SFAS No. 123R, the Company elected to use the modified-prospective application as its transition method, under which SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the statement’s effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of SFAS No. 123R under the modified-prospective transition method. Consequently, stock-based compensation expense included in the Company’s statements of operations for the three and nine months ended September 30, 2006 amounted to $0.4 million (or $0.3 million net of tax effects) and $1.4 million (or $0.9 million net of tax effects), respectively, under SFAS No. 123R, while stock-based compensation expense included in the Company’s statements of operations for the three and nine months ended September 24, 2005 amounted to $35,000 (or $21,000 net of tax effects) and $0.1 million (or $65,000 net of tax effects), respectively, under APB Opinion No. 25. Further, for the three and nine months ended September 30, 2006, $0.3 million and $0.8 million, respectively, of stock-based compensation expense was included in advertising, promotional and selling expenses and $0.1 million and $0.6 million, respectively, of stock-based compensation expense was included in general and administrative expenses.
For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during the nine months ended September 24, 2005 was $9.35 per share, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the nine months ended September 30, 2006 was $8.43 per share, as calculated using a binomial option-pricing model. Had the Company used the Black-Scholes option-pricing model to value stock options granted during the nine months ended September 30, 2006, the weighted-average fair value would have been $10.65 per share and stock-based compensation expense for the three and nine months ended September 30, 2006 would have been higher by $32,000 and $0.2 million, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	Nine months ended
	September 30, 2006	September 24, 2005
	(Binomial	(Black-Scholes
	Model)	Model)
Expected volatility	31.63%	33.64%
Expected life of option	^	6.8 years
Risk-free interest rate	3.82%	3.78%
Expected dividends	0%	0%
Exercise factor	1.5 times	*
Discount for post-vesting restrictions	6.5%	*

^	The expected life of the option is an output of the binomial model, which is a weighted average of 7.3 years for options granted during the nine months ended September 30, 2006.

*	Assumption not considered in the Black-Scholes option-pricing model.
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
The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award if it is probable that performance conditions will be met. These methods are consistent with the methods the Company used in recognizing stock-based compensation expense for disclosure purposes under SFAS No. 123 prior to the adoption of SFAS No. 123R.
Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. For the three and nine months ended September 30, 2006, except for stock options granted to non-employee directors, the estimated forfeiture rate used was 15%, or $62,000 and $0.2 million, respectively. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. Additionally, based on historical experience, there are no significant differences in actual forfeiture rates between groups of employees. No forfeiture is taken with respect to stock options granted to non-employee directors, as those stock options vest upon grant and the Company expects the option holders to fully benefit from such vested stock options. For pro forma compensation expense disclosure purposes for the three and nine months ended September 24, 2005, forfeitures are recognized as occurred according to SFAS No. 123.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2006, there were $3.4 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 1.5 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of September 30, 2006 that are expected to vest:

(in thousands)
Fourth quarter of 2006	$393
2007	1,297
2008	930
2009	520
2010	234

Total	$3,374

In addition, as of September 30, 2006, there were $2.8 million of unrecognized compensation costs related to an option to purchase 300,000 shares of the Company’s common stock granted to the Company’s chief executive officer with vesting requirements based on the achievement of various performance targets at certain dates through 2010. Through September 30, 2006, no compensation expense was recognized for this performance-based stock option, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.
Option Activity
Stock option activity during the nine months ended September 30, 2006 is as follows:

	Number		Weighted Average
	of Shares	Option Price	Exercise Price
Outstanding at December 31, 2005	1,854,700	$0.01-$35.09	$16.18
Granted	125,000	$24.95-$26.43	$25.45
Canceled	(29,230)	$14.47-$24.95	$20.22
Exercised	(243,296)	$0.01-$21.14	$13.80

Outstanding at September 30, 2006	1,707,174	$0.01-$35.09	$17.13

The following table summarizes information about stock options outstanding at September 30, 2006:

	Outstanding			Exercisable
		Weighted				Weighted Average
	Number	Average Remaining	Weighted Average		Weighted Average	Remaining
Exercise Price	of Shares	Contractual Life	Exercise Price	Number of Shares	Exercise Price	Contractual Life
$ 0.01	551	0.55 years	$0.01	551	$0.01	0.55 years
$ 7.16 - $ 9.53	355,160	2.53 years	$8.95	355,160	$8.95	2.53 years
$11.09 - $16.64	462,763	4.76 years	$14.63	358,163	$14.48	4.29 years
$17.55 - $26.33	836,200	7.62 years	$21.21	192,500	$19.42	5.99 years
$26.43 - $35.09	52,500	4.82 years	$29.59	42,500	$28.29	5.85 years

	1,707,174	5.70 years	$17.13	948,874	$14.03	4.04 years

The total fair value of options vested during the three and nine months ended September 30, 2006 was $0.2 million and $1.4 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $1.9 million and $3.6 million, respectively. The aggregate intrinsic value of outstanding and exercisable stock options as of September 30, 2006 was $26.8 million and $17.9 million, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Non-Vested Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards during the nine months ended September 30, 2006:

	Number	Weighted Average
	of Shares	Fair Value
Non-vested at December 31, 2005	70,583	$8.50
Granted	51,656	20.38
Vested	(22,753)	7.58
Forfeited	(8,760)	13.74

Non-vested at September 30, 2006	90,726	14.99

H. Purchase of Land
On August 10, 2006, the Company entered into a Purchase and Sale Agreement (“the Agreement”) related to the purchase of land in the Town of Freetown, Massachusetts. The Agreement provides for a period in excess of 180 days in which to conduct due diligence investigations and to obtain the necessary environmental reviews and permits in order to construct a brewery on the site. The Company may, at any time, in its sole discretion, elect to terminate the Agreement, but may, depending upon when such termination is elected, forfeit some or all of its initial $300,000 deposit or be required to make additional non-refundable deposits.
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and nine-month periods ended September 30, 2006 as compared to the three and nine-month periods ended September 24, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties.
Three Months Ended September 30, 2006 compared to Three Months Ended September 24, 2005
Net revenue. Net revenue increased by $12.7 million or 20.0% to $75.9 million for the three months ended September 30, 2006 as compared to the three months ended September 24, 2005. The increase is primarily due to an increase in shipment volume of Boston Beer’s core brands and price increases maintained from the first quarter 2006. The increase was partially offset by an increase in returns of some specialty product, as well as an increase in state excise tax related to Twisted Tea®, and a slight shift in the package mix from cases to kegs.
Volume. Total shipment volume increased by 20.3% to 432,000 barrels in the three months ended September 30, 2006 as compared to the same period 2005. Shipment volume for core brands increased by 18.9% to 424,000 barrels for the three months ended September 30, 2006 as compared to 357,000 barrels in the third quarter 2005. The increase in core shipment volume was due to increases in Samuel Adams® Brewmaster’s Collection, Samuel Adams® Seasonals, and Samuel Adams Boston Lager®, as well as growth in Twisted Tea®. Contract shipment volume increased by 7,000 barrels for the third quarter 2006 over the same period last year.
Shipments and orders in-hand suggest that core shipments for the fourth quarter 2006 could be up between 6.0% and 10.0% as compared to the same period in 2005, which was up approximately 14.0% over the fourth quarter 2004. Full year 2006 shipments are expected to be up between 15.0% and 17.0% over full year 2005. Actual shipments for the current quarter may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the third quarter of 2006 increased by approximately 15.0% over the same period in 2005. October 2006 year to date depletions are estimated to grow approximately 17.0% over 2005. The Company believes that wholesalers’ current inventories are at appropriate levels.
Selling Price. The net revenue per barrel for core brands increased by 0.4% to $177.53 per barrel for the quarter ended September 30, 2006 as compared to the same period last year. The increase in net revenue per barrel is primarily due to price increases maintained from the first quarter 2006. This increase was offset partially by an increase in returns of some specialty product, as well as a slight shift in the package mix from cases to kegs.
The shift in the package mix from cases to kegs slightly offset the overall increase in net revenue per barrel due to the fact that the selling price per equivalent barrel is lower for kegs than for cases.
Gross profit. Gross profit for core products was $101.98 per barrel for the three months ended September 30, 2006, as compared to $104.68 for the three months ended September 24, 2005. Gross margin for core products was 57.4% for the third quarter 2006, as compared to 59.2% for the same period in 2005. The decrease in gross profit per barrel and gross margin is primarily due to increases in packaging materials costs, production costs, utility costs and higher supply chain costs caused by the growth in demand for the Company’s beers. Additionally, gross profit per barrel and gross margin were negatively impacted by increases in state excise taxes resulting from changes in regulatory requirements applicable to Twisted Tea®, as well as a shift in product mix due primarily to increased volume of Samuel Adams® Brewmaster’s Collection. These cost increases were partially offset by the increase in net revenue per barrel for core products.
Cost of goods sold for core products increased by 4.9% or $3.53 per barrel to $75.56 per barrel for the quarter ended September 30, 2006, as compared to $72.03 per barrel for the same period last year. The increase is due primarily to increases

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
in packaging materials costs, production costs, utility costs and higher supply chain costs caused by the growth in demand for the Company’s beers. Additionally, costs of goods sold were negatively impacted for costs related to Twisted Tea® as a result of changes in formulation and new regulatory requirements, and a shift in the product mix due primarily to increased volume of Samuel Adams® Brewmaster’s Collection. These increases in cost of goods sold were slightly offset by a shift in the package mix from cases to kegs.
The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.1 million, or 11.5%, to $29.9 million for the three months ended September 30, 2006, as compared to $26.8 million for the three months ended September 24, 2005. Advertising, promotional and selling expenses for core brands were 39.7% of net revenue, or $70.55 per barrel, for the three months ended September 30, 2006, as compared to 42.5% of net revenue, or $75.11 per barrel, for the three months ended September 24, 2005. This increase in expense was a result of increased freight costs for delivering product to customers as a result of volume growth, fuel costs, and increased supply chain costs. Also, expenses increased in sales force salary costs, benefit costs and stock-based compensation expense due to the adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123R”) on January 1, 2006. Additionally, the Company has incurred higher local marketing costs and promotional and advertising expenses to support brand growth.
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
General and administrative. General and administrative expenses increased by $1.0 million, or 23.5%, to $5.4 million for the three months ended September 30, 2006, as compared to $4.4 million for the same period last year. The increase primarily reflects an increase in salary and benefit costs, stock-based compensation expense, and costs associated with the move to the Company’s new corporate office in the third quarter 2006.
Stock-Based Compensation Expense. For the quarter ended September 30, 2006, an aggregate of $0.4 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses. Effective January 1, 2006, the Company adopted SFAS No. 123R, which generally requires recognition in financial statements of share-based compensation costs based on fair value. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the quarter ended September 30, 2006, the effect of the adoption of SFAS No. 123R, as compared to the method under APB Opinion No. 25, was a decrease in income before provision for income taxes by $0.2 million and a decrease in net income by $0.1 million, or $0.01 per basic and diluted common share. Because the Company elected to use the modified-prospective application as its transition method under SFAS No. 123R, prior period financial statements were not restated. Had the Company recognized compensation expense under the fair value method during the quarter ended September 24, 2005, such expense would have decreased income before provision for income taxes by $0.5 million and net income by $0.3 million, or $0.02 per basic and diluted common share.
For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
during the nine months ended September 24, 2005 was $9.35 per share, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the nine months ended September 30, 2006 was $8.43 per share, as calculated using a binomial option-pricing model. Had the Company used the Black-Scholes option-pricing model to value stock options granted during 2006, the weighted-average fair value would have been $10.65 per share and stock-based compensation expense for the three and nine months ended September 30, 2006 would have been higher by $32,000 and $0.2 million, respectively.
Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. For the three months ended September 30, 2006, except for stock options granted to non-employee directors, the estimated forfeiture rate used was 15%, or $62,000. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. Additionally, based on historical experience, there are no significant differences in actual forfeiture rates between groups of employees. No forfeiture is taken with respect to stock options granted to non-employee directors, as those stock options vest upon grant and the Company expects the option holders to fully benefit from such vested stock options. For pro forma compensation expense disclosure purposes for the interim periods ended September 24, 2005, forfeitures were recognized as occurred according to SFAS No. 123.
As of September 30, 2006, there were $3.4 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 1.5 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of September 30, 2006 that are expected to vest:

(in thousands)
Fourth quarter of 2006	$393
2007	1,297
2008	930
2009	520
2010	234

Total	$3,374

In addition, as of September 30, 2006, there were $2.8 million of unrecognized compensation costs related to an option to purchase 300,000 shares of the Company’s common stock granted to the Company’s chief executive officer with vesting requirements based on the achievement of various performance targets at certain dates through 2010. Through September 30, 2006, no compensation expense was recognized for this performance-based stock option, nor will any be recognized until such time when the Company can estimate that it is probable performance targets will be met.
Other income, net. Other income, net, increased by $0.5 million during the quarter ended September 30, 2006 as compared to the quarter ended September 24, 2005. This increase is due to interest earned on higher average cash balances due to the increase in net sales as well as higher interest yields in the investment portfolio.
Provision for income taxes. The Company’s effective tax rate decreased to approximately 36.7% for the three months ended September 30, 2006 from 38.5% for the same period last year. The decrease in the effective tax rate, as compared to the prior year, is primarily due to the release of certain federal and state income tax reserves due to the expiration of the statute of limitations in the third quarter 2006, offset by changes in the apportionment of income amongst states.
Nine Months Ended September 30, 2006 compared to Nine Months Ended September 24, 2005
Net revenue. Net revenue increased by $38.5 million or 22.2% to $212.1 million for the nine months ended September 30, 2006 from $173.6 million for the nine months ended September 24, 2005. The increase is primarily due to an increase in shipment volume of Boston Beer’s core brands, price increases maintained from the first quarter 2006 and a shift in the package mix.
Volume. Total shipment volume increased by 20.6% to 1.2 million barrels for the nine months ended September 30, 2006 as compared to the same period 2005. Shipment volume for core brands increased by 18.8% to 1.2 million barrels for the nine months ended September 30, 2006 as compared to 1.0 million barrels in the same period 2005. The increase in core shipment

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
volume was due to an increase in shipments of all Samuel Adams® family brands, as well as an increase in shipments of Twisted Tea®. Contract shipment volume increased by 19,000 barrels for the first nine months of 2006 over the same period last year.
Selling Price. The net revenue per barrel for core brands increased by approximately 2.3% to $179.78 per barrel for the nine months ended September 30, 2006 as compared to the prior year. This increase is due to net price increases, a shift in the product mix, and a shift in the package mix from kegs to cases. The increase was partially offset by an increase in returns of some specialty product in the third quarter 2006.
Gross profit. Gross profit for core products was $104.72 per barrel for the nine months ended September 30, 2006, as compared to $105.59 for the nine months ended September 24, 2005. Gross margin for core products was 58.2% for the first nine months of 2006, as compared to 60.1% for the same period in 2005. The decrease in gross margin is primarily due to increases in packaging materials costs, production costs, utility costs and higher supply chain costs caused by the growth in demand for the Company’s beers. Additionally, gross margin was negatively impacted by product mix and increased state excise taxes resulting from changes in regulatory requirements applicable to Twisted Tea®, as well as a shift in the package mix to cases from kegs. The cost increases that drove the decrease in gross profit per barrel are partially offset by the increase in net revenue per barrel for the first nine months of 2006.
Cost of goods sold for core products increased by 7.1% or $5.00 per barrel to $75.06 per barrel for the nine months ended September 30, 2006, as compared to $70.06 per barrel for the same period last year. The increase is due primarily to increases in packaging materials costs, production costs, utility costs and higher supply chain costs caused by the growth in demand for the Company’s beers. Additionally, cost of goods sold increased due to increased production costs related to Twisted Tea® as a result of changes in formulation and new regulatory requirements, as well as a shift in product mix and a shift in the package mix to cases from kegs.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $13.0 million, or 18.1%, to $84.7 million for the nine months ended September 30, 2006, as compared to $71.7 million for the nine months ended September 24, 2005. Advertising, promotional and selling expenses for core brands were 40.2% of net revenue, or $72.30 per barrel, for the nine months ended September 30, 2006, as compared to 41.4% of net revenue, or $72.72 per barrel, for the nine months ended September 24, 2005. This increase in expense was a result of increased freight costs for delivering product to customers as a result of volume growth, fuel costs, and increased supply chain costs. Also, expenses increased in sales force salary costs, benefit costs and stock-based compensation expense due to the adoption of SFAS No. 123R on January 1, 2006. Additionally, the Company has incurred higher point-of-sale costs and promotional and advertising expenses to support brand growth.
General and administrative. General and administrative expenses increased by 26.7% or $3.3 million to $15.7 million for the nine months ended September 30, 2006 as compared to the same period last year. The increase in general and administrative expenses is primarily due to an increase in salary and benefit costs, stock-based compensation expense, consulting costs, insurance costs and costs associated with the move to the Company’s new corporate office in the third quarter 2006.
Stock-Based Compensation Expense. For the nine months ended September 30, 2006, an aggregate of $1.4 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses. For the nine months ended September 30, 2006, the effect of the adoption of SFAS No. 123R, as compared to the method under APB Opinion No. 25, was a decrease in income before provision for income taxes by $1.0 million and a decrease in net income by $0.6 million, or $0.04 per basic and diluted common share, respectively. Had the Company recognized compensation expense under the fair value method during the nine months ended September 24, 2005, such expense would have decreased income before provision for income taxes by $1.4 million and net income by $0.8 million, or $0.06 per basic and diluted common share. For the nine months ended September 30, 2006, the estimated forfeiture amounted to $0.2 million.
Other income, net. Other income, net, increased by $1.1 million to $2.7 million for the nine months ended September 30, 2006 as compared to the same period ended September 24, 2005. This increase is due to interest earned on cash balances due to higher interest yields in the investment portfolio.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Provision for income taxes. The Company’s effective tax rate decreased to approximately 38.5% for the nine months ended September 30, 2006 from 38.6% for the same period last year. The decrease in the effective tax rate, as compared to the prior year, is primarily due to the release of certain federal and state income tax reserves due to the expiration of the statute of limitations in the third quarter 2006, offset by changes in the apportionment of income amongst states. The Company currently expects the full year effective tax rate to be approximately 38.5%.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $15.4 million to $56.9 million as of September 30, 2006 from $41.5 million as of December 31, 2005. For the nine months ended September 30, 2006, the increase in cash and cash equivalents was mainly due to cash flows from operating activities, which were due primarily to sales of short-term investments, an increase in accrued expenses and accounts payable, and net income adjusted for non-cash items. Also impacting the increase in cash and cash equivalents was an increase in cash provided by proceeds from exercise of stock options. These increases in cash flow were partially offset by an increase in accounts receivable due to increased core shipment sales, cash used in investing activities for the purchase of property, plant and equipment and cash used in financing activities for the repurchase of Class A common stock.
SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing cash inflow, while this amount was presented in operating cash flow activities prior to the adoption of SFAS No. 123R. Consequently, the adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $1.4 million for the interim period ended September 30, 2006. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
Cash flows from operating activities were $23.4 million and $21.4 million for the nine months ended September 30, 2006 and September 24, 2005, respectively. The increase in cash flows from operating activities for the nine months ended September 30, 2006 as compared to the prior year was primarily due to an increase in accounts payable and accrued expenses resulting from higher production and operating costs resulting from the Company’s growth, an increase in net sales of short-term investments, and the increase in net income due to higher shipment volume of Boston Beer’s core brands. These increases were offset by an increase in accounts receivable due to increased core shipment sales for the first nine months of 2006 as compared to the same period last year and timing of shipments, an increase in inventory due to the Company taking ownership of work in process and finished goods at the breweries in 2006, with which the Company maintains brewing service arrangements, as well as an increase in other assets for reimbursable costs by the landlord relating to the Company’s construction of the new corporate office space.
Cash flows used in investing activities decreased by $3.3 million in 2006, due to increased purchases during the first half of 2005 of property, plant and equipment related to the expansion of the Cincinnati Brewery. Purchases of property, plant and equipment in the third quarter 2006 included leasehold improvements to the Company’s new corporate office space, computer equipment, kegs, and manufacturing machinery and equipment.
During the nine months ended September 30, 2006, the Company’s cash was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade municipal auction rate securities with short-term maturities. The objective is to preserve principal, maintain liquidity, optimize return on investment and minimize expenses associated with the selection and management of investment securities.
In April 2006, the Company received the anticipated notice from Miller Brewing Company terminating the Company’s existing contract relationship with Miller Brewing Company, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award. While the Company believes that there will be other contract capacity adequate to absorb its production requirements, there is no guarantee that the current economics can be maintained. Accordingly, as previously reported, the Company is assessing the viability of brewery construction and the purchase of land on which to build a brewery. The Company has identified a site in Massachusetts on which it might be able to construct a brewery to serve its future brewing capacity needs. On August 10, 2006, the Company signed a purchase and sale agreement for land as a potential site; the Company may terminate this agreement at any time, subject to possible forfeiture of some or all of its initial $300,000 deposit. The Company is working through an evaluation of this site as well as the required permit process, which it anticipates will be completed by the end of the year or early 2007. The Company continues discussions with engineering companies, local municipalities and state officials as it attempts to assess the viability of the site. The Company has revised upward its capacity needs in New England based on healthy Craft category growth, Boston Beer growth trends, and higher freight costs, and it is

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
now exploring production capacity in excess of 1.0 million barrels of Samuel Adams® brand products and Twisted Tea®. After further considering estimated capacity needs, along with more detailed site construction estimates, it now appears that construction of the facility and all equipment costs could be between $130 million and $170 million. In addition, the land acquisition costs, other site specific costs and startup costs could be between $25 million and $40 million. The cost will ultimately depend on the final specifications, including, but not limited to, initial capacity and capabilities, expansion potential and site specific costs. The Company is evaluating this potential investment in brewery ownership along with other supply strategies to determine which investments are appropriate for the Company, given the growth of the Craft beer category and known and unknown risks in supply chain alternatives.
The Company currently estimates total capital expenditures in 2006 to be between $7.0 and $10.0 million, exclusive of investments made in support of a possible new brewery. This estimate could change significantly based on the ultimate outcome of the Company’s evaluation of its long-term production strategy.
Cash flows used in financing activities decreased by $8.4 million for the nine months ended September 30, 2006 as compared to the same period last year primarily due to less repurchases of the Company’s Class A Common Stock under its Stock Repurchase Program, partially offset by an increase in proceeds from stock option exercises and cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards, which are presented as a financing activity in connection with the adoption of SFAS No. 123R.
During the three months ended September 30, 2006, the Company repurchased less than 1,000 shares of its Class A Common Stock. Through November 6, 2006, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million, and had $7.4 million remaining on the $100.0 million share buyback expenditure limit set by the Board of Directors. As of November 6, 2006, the Company had 9.9 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding. The Company continues to evaluate the best way to utilize its excess cash balance, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters set by the Board of Directors.
With working capital of $74.5 million and $20.0 million in unused credit facilities as of September 30, 2006, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on its current projections of capital expenditures. However, the current projections do not include any major brewery investments, including the potential site currently under review that could be required to transition the Company’s brewing strategy to owning most of its production capacity. If the Company pursues this strategy, it would potentially seek alternative forms of funding, including, but not limited to borrowing arrangements with lending institutions. In such event, adequate funds may not be available when needed, or may be available only on terms which could have a negative impact on the Company’s business and results of operations. The Company’s $20.0 million credit facility expires on March 31, 2007. As of the date of this filing, the Company is not in violation of any of its covenants under the credit facility and there are no amounts outstanding under the credit facility.
2006 Outlook
Based on current known information, the Company expects 2006 gross margin will be down approximately 2.0% below full year 2005.
The Company now expects 2006 earnings per diluted share to be between $1.16 and $1.26, which includes the impact of stock compensation expense. This earnings range does not include any significant changes in currently expected levels of brand support or any impact for significant changes to the current supply chain strategy.
The Company estimates that its adoption of SFAS No. 123R and the effect of performance-based stock options will impact earnings per diluted share by between $0.07 and $0.11 in 2006, including a $0.06 per diluted share impact through the nine months ended September 30, 2006. The range will depend on the vesting of certain performance-based stock options. Stock compensation expense recognized for the full year 2005 using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, impacted diluted earnings per share for 2005 by $0.01.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company’s ability to attain this earnings growth in 2006 is dependent on the current trends continuing for volume, pricing and costs. The Company continues to pursue cost savings initiatives and pricing opportunities, and hopes to preserve its economics to allow for continued investment in support of its brands in order to grow volume and earnings.
The 2006 hop crop in Germany appears to be well below average yield and brewing value levels. The Company believes that it will have enough quality hops to brew its products in 2007, but the cost of doing so will be slightly higher than in previous years due to expected higher hop usage requirements. If the German hop crop in 2007 is also well below average yield and brewing level values, then the shortage of hops could be exasperated. The Company is evaluating plans to mitigate these potential issues.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At September 30, 2006, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
On March 24, 2006, the Company entered into a new agreement to lease office space for purpose of relocating its corporate offices within the City of Boston. The lease has a term of 124 months and expires in 2017, with an option to renew for a five year period. The lease also includes scheduled rent increases over the term of the lease.
The Company has lease commitments for office space and equipment, and minimum annual lease payments under its contractual obligations are as follows:

(in thousands)
Under 1 year	$551
1-3 years	1,445
3-5 years	1,259
Thereafter	3,924

Total	$7,179

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
In April 2006, the Company received the anticipated notice from Miller Brewing Company (“Miller”) terminating the Company’s existing contract relationship with Miller, effective October 31, 2008; the termination is in accordance with the contract and the 2003 arbitration award.
As a result of changes in the Alcohol and Tobacco Tax and Trade Bureau regulations related to the production of alcohol products, in August 2006, the Company changed its brewing service arrangements with Miller and City Brewing Company, LLC (“City Brewing”), whereby the Company will purchase the liquid produced by Miller and City Brewing, including the materials that are used in the liquid, at the time such liquid goes into fermentation. Consequently, the Company took title to the liquid on hand at Miller and City Brewing.
There were no other material changes outside of the ordinary course of the Company’s business to contractual obligations during the nine months ended September 30, 2006.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2006 except as follows:
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model for grants issued prior to January 1, 2006 and the binomial option-pricing model for grants issued on or after January 1, 2006. Both methods require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate and expected exercise behavior. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company as of January 1, 2007. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position, operations and cash flows.
In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in notes to financial statements, which the Company is to adopt for its fiscal year ending December 30, 2006. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 27, 2008. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position, operations and cash flows and notes to its financial statements.
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 31, 2005, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2006, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age consumers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. One of the complaints was withdrawn by the plaintiffs in 2005 and all of the other active complaints have been dismissed with prejudice. However, the plaintiffs have appealed each of those dismissals. The appeals are in their earliest stages and it is not possible at this time to determine their likely outcome or the impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed in November 2005. In August 2005, the Massachusetts Bay Insurance Company (‘MBIC’), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. Royal has filed motions for summary judgment against the Company in both cases, and MBIC subsequently filed a motion for summary judgment in the Massachusetts case, but none of the motions have yet been decided. While these declaratory judgment actions against the Company are in their very early stages, the Company believes it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as to the information presented below which updates and should be read in conjunction with these “Item 1A. Risk Factors” disclosed in the Company’s Annual Report on Form 10-K. These factors could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, including the update below, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability Exposure for the Company; A Shortage of Quality Hops Could Harm the Company’s Business.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company’s use of natural ingredients creates weather and crop reliability exposure for the Company. Among other things, the performance and availability of hops may be materially adversely affected by factors such as adverse weather, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices.
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
The 2006 hop crop in Germany appears to be well below average yield and brewing value levels. If there are several consecutive years of crop shortfall, the Company’s ability to brew its lagers exclusively with Noble hops may be threatened. A severe shortage of these quality hop varieties could limit the Company’s growth and would likely increase the price of these hops. This could have a material adverse effect on the Company’s results of operations, cash flows and financial position in future years.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2006, the Company repurchased less than 1,000 shares of its Class A Common Stock. Through November 6, 2006, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million, and had $7.4 million remaining on the $100.0 million share buyback expenditure limit set by the Board of Directors.

During the nine months ended September 30, 2006, the Company repurchased $5.4 million or 0.2 million of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1, 2006 to February 4, 2006	51,437	$25.50	51,437	$11,370,915
February 5, 2006 to March 4, 2006	21,402	$25.39	21,194	$10,829,058
March 5, 2006 to April 1, 2006	4,445	$12.44	—	$10,829,058
April 2, 2006 to May 6, 2006	320	$25.18	300	$10,821,246
May 7, 2006 to June 3, 2006	24,994	$25.89	23,300	$10,195,672
June 4, 2006 to July 1, 2006	102,300	$27.07	102,300	$7,422,160
July 2, 2006 to August 5, 2006	1,070	$25.83	910	$7,396,644
August 6, 2006 to September 2, 2006	100	$9.79	—	$7,396,644
September 3, 2006 to September 30, 2006	52	$11.58	—	$7,396,644

Total	206,120	$26.02	199,441	$7,396,644

Of the shares that were purchased during the period, 312 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of November 6, 2006, the Company had 9.9 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
Item 5. OTHER INFORMATION
Not Applicable
Item 6. EXHIBITS

Exhibit No.	Title
*+10.51	Purchase and Sale Agreement between Campanelli Freetown Land, LLC and Boston Beer Corporation dated August 10, 2006.

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: November 9, 2006	By: /s/ Martin F. Roper Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2006	By: /s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)