Form 10-K
period 2006-12-30
BOSTON BEER CO INC
filed 2007-03-15
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $212,092,411 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on July 1, 2006). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 9, 2007, there were 10,161,316 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting to be held on May 31, 2007 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K
For The Period Ended December 30, 2006

		Page

PART I.
Item 1.	Business	2-10
Item 1A.	Risk Factors	10-16
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16-17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17-18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31-32
Item 8.	Financial Statements and Supplementary Data	33-62
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	63
Item 9A.	Controls and Procedures	63-65
Item 9B.	Other Information	65

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	65
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions	66
Item 14.	Principal Accountant Fees and Services	66

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	66-70
Signatures		71
EX-10.53 Separation Agreement and General Release between Jeffrey D. White and The Boston Beer Company
EX-10.54 Amendment dated February 27, 2007 to Second Amended and Restated Credit Agreement between Bank of America and The Boston Beer Company
EX-21.5 List of subsidiaries of The Boston Beer Company, Inc.
EX-23.1 Consent of Ernst & Young LLP
EX-23.2 Consent of Deloitte & Touche LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and the sixth largest brewer overall in the United States. In fiscal 2006, Boston Beer sold 1,581,000 barrels of its proprietary products (“core brands”) and brewed 31,000 barrels under contract (“non-core products”) for third parties.

During 2006, the Company sold over twenty beers under the Samuel Adams® or the Sam Adams® brand names, four flavored malt beverage products under the Twisted Tea® brand name, and one hard cider product under the HardCore® Cider brand name. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. During 2006, the Company brewed beer under contract at breweries located in Eden, North Carolina, Rochester, New York, and La Crosse, Wisconsin.

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Beer Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, three major brewers (Anheuser-Busch, Inc., SAB Miller PLC, and Molson-Coors Brewing Company) comprise over 90% of all United States domestic beer production, excluding imports. Further, these three major brewers have all entered the Better Beer category recently, either by developing their own beers, acquiring, in whole or part, existing craft brewers or by importing and distributing foreign brewers’ brands.

The Company’s beer products are primarily positioned in the “Better Beer” category of the beer industry, which includes craft (small, independent and traditional) brewers as well as specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only the imports, Corona® and Heineken®. The Company estimates that the Better Beer category grew 11 to 12% in 2006 and that the craft beer category grew approximately 12%, while the beer industry as a whole grew approximately 2%. The Company believes that the Better Beer category is approximately 18% of United States beer consumption.

The domestic beer industry, excluding Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality more flavorful beers and increased competition from wine and spirits companies. During the past 10 years, domestic light beers, which are beers with fewer calories than the brewers’ traditional beers, have experienced significant growth within the category, and now have a higher market share than traditional beers.

The Company’s Twisted Tea® product line competes primarily within the alternative malt beverage or “Malternative” category of the beer industry. Malternatives, such as Twisted Tea®, Smirnoff Ice®, BacardiSilver® and Mike’s Hard Lemonade®, are flavored malt beverages that are typically priced competitively with Better Beers. The Company believes that the Malternative category comprises approximately 2% of United States beer consumption. The Company believes that the Malternative category was essentially flat in 2006.

Narrative Description of Business

The Company’s business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand availability and awareness through advertising, point-of-sale and promotional programs.

Products Marketed

The Company’s product strategy is to create and offer a world-class variety of traditional beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. In most markets, the Company focuses its advertising and promotional dollars on Samuel Adams Boston Lager®, Sam Adams Light® and Samuel Adams® Seasonal Beers.

The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, and receives limited promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong drinker following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® brand in these markets and expand into new markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of significant continuing styles as of December 30, 2006:

Year First Introduced

Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® White Ale	1997
Brewmaster’s Collection
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Honey Porter	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Pale Ale	1999
Samuel Adams® Hefeweizen	2003
Samuel Adams® Black Lager	2005
Limited Edition Beers
Samuel Adams® Triple Bock®	1994
Samuel Adams Utopias®	2001
Samuel Adams® Chocolate Bock	2003
Samuel Adams® Imperial Pilsner	2005
Flavored Malt Beverages
Twisted Tea® Hard Iced Tea	2001
Twisted Tea® Raspberry Hard Iced Tea	2001
Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea® Peach Hard Iced Tea	2005
Hard Cider
HardCore® Crisp Hard Cider	1997
Specialty Beers
Koggentm Hefe-Weizen	2005

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2006, Samuel Adams® Cranberry Lambic, Samuel Adams® Old Fezziwig® Ale and Samuel Adams® Holiday Porter were brewed and included in the Samuel Adams® Winter Classics variety pack, and Samuel Adams® Scotch Ale was brewed and included in the Samuel Adams® Brewmaster’s Collection Mix Pack.

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

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 400 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, stadiums and other retail outlets. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the consumer’s business, competes with other brewers for a share of the distributor’s attention, time and selling efforts.

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean and the Pacific Rim. During 2006, the Company’s largest distributor accounted for approximately 5% of the Company’s net sales. The top three distributors accounted for approximately 10%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors.

The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog.

During 2006, Boston Beer sold its products through a sales force in excess of 200 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt.  The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada. In 2006, the barley crop in the United States and Canada was below average when compared with ten-year averages overall, with below average output in terms of quality of crop in the United States and average to slightly below average in terms of quality in Canada. The 2006 crop was purchased at prices significantly higher than previous years due to changes in exchange rates, reduced crop yields in a number of markets and increased demand due to other uses for the barley. The Company purchased most of the malt used in the production of its beer from one major supplier during 2006. The Company believes that there are other malt vendors available that are capable of supplying its needs.

Hops.  The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for growing hops with superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into grower-specific purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. The contracts with the hop dealers are denominated in Euros for the German hops and in Pounds Sterling for the English hops. The Company does not currently hedge these forward currency commitments. The crops harvested in 2006 were below the 20-year historical averages in terms of both quality and quantity for all hop varieties from Germany and the UK and resulted in under delivery of hops for the Company’s needs. While the Company typically maintains over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, the Company’s current hop inventory is lower than it would like and further years of under delivery could require the Company to evaluate other hops sources. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

Yeast.  The Company maintains a supply of proprietary strains of yeast used in its breweries and supplies them to its contract brewers. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains secure supplies in several locations and the strains are stored and protected at an outside laboratory. In addition, the Company’s contract brewers maintain a supply of the yeasts that are reclaimed from the batches of brewed beer. The contract brewers are obligated by their production contracts to use the Company’s proprietary strains of yeasts only to brew the Company’s beers and such yeasts cannot be used without the Company’s approval to brew any other beers produced at the respective breweries.

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

Quality Assurance

As of December 30, 2006, the Company employed eight brewmasters to monitor the Company’s non-owned brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage, and Hardcore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

In order to ensure that its customers enjoy only the freshest beer, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

The Company continues to pursue its strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts and the Company currently has brewing services arrangements with Miller Brewing Company, High Falls Brewing Company, LLC and City Brewing Company, LLC to produce its products at breweries in Eden, North Carolina, Rochester, New York; Latrobe, Pennsylvania, and La Crosse, Wisconsin, respectively. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its non-owned brewing arrangements, the Company is charged a per unit rate for its products that are produced at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize the excess capacity, providing the Company flexibility, as well as quality and cost advantages over its competitors while maintaining full control over the brewing process for the Company’s beers. As the number of available breweries declines, the risks of disruption increases, and the dynamics of the brewery strategy of ownership versus brewing in non-owned breweries changes The Company believes that an ownership strategy could produce some improvement in operating and freight costs. The Company continually evaluates these factors and others in its evaluation of ownership versus brewing in non-owned breweries.

The Company continues to assess the viability of constructing a brewery in the Northeast and has secured an option on a site in Freetown, Massachusetts. The Company is working through a thorough evaluation of this site including obtaining the required permits, which the Company anticipates will be completed by mid-year 2007. The Company continues to finalize engineering for production capacity in excess of 1.0 million barrels of Samuel Adams brand products and Twisted Tea. The Company’s current best estimate is that total project costs could be between $170 million and $210 million, including land acquisition and development, facility construction, equipment and other startup costs and the Company believes financing for this to be available. The cost of the project will ultimately depend on the final specifications. The Company also continues to evaluate other supply strategies to ensure that any decision to build is the best decision for the Company, given the growth of the Craft beer category and known and unknown risks in supply chain alternatives.

In 2006, the Company invested over $2.3 million in property, plant and equipment at the brewery that it owns in Cincinnati, Ohio (the “Cincinnati Brewery”) in order to expand the facilities and improve efficiencies. The Company expects to brew between 40 and 50% of its volume at the Cincinnati Brewery in 2007. While the Cincinnati Brewery produces all of the Company’s beer styles, it is the primary brewery for the production of most of the Company’s specialty and lower volume beers and hard cider production, as well as most of the flavored malt beverage production. The Company is evaluating further capital investments in the Cincinnati Brewery to improve the brewery’s capacity, economics, capability and flexibility, as both an alternative and a complement to the Company’s other brewery alternatives.

The Company uses its brewery located in Boston, Massachusetts (the “Boston Brewery”) to develop new types of innovative and traditional products and to supply, in limited quantities, beers for the local market. Product development entails researching market needs and competitive products, sample brewing, and market taste testing. All of the Company’s products are produced at the Boston Brewery in the course of a year.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Management is currently aware of some impending issues at its non-owned breweries that could preclude normal production. These include the Company’s continuing concerns about the financial stability of the brewery in Rochester. The Company continues to work with all of it’s breweries to attempt to minimize any potential disruptions.

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers with similar pricing and target customers and gains in market share achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong as craft brewers experienced their third successive year of growth in 2006. Imported beers, such as Corona®, and Heineken®, continue to compete aggressively in the United States. These import competitors may have substantially greater financial resources, marketing strength, and distribution networks than the Company. Large domestic brewers have developed or are developing niche brands within the Better Beer category and have acquired interests in or are exploring ownership or partnerships with small brewers to compete with craft brewers or acquired interests in import brands to compete with imported beers.

The Company also competes with other alcoholic beverages for drinker attention and consumption. In recent years, wines and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up and position our beers competitively with wine and spirits.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf and tap space. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and drinker promotions, pricing, packaging, the development of new products, and perceived nutritional content.

The Company distributes its products through independent distributors who may also distribute competitors’ products. Certain brewers have contracts with their distributors that impose requirements on distributors that are intended to maximize the wholesalers’ attention, time and selling efforts on that brewer’s products. These contracts generally result in increased competition among brewers as the contracts may affect the manner in which a distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network and develop programs and tactics intended to best position its products in the market.

The Company has certain competitive advantages over the regional craft brewers, including a long history of awards for product quality, greater available resources and the ability to distribute and promote its products on a more cost-effective basis. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, higher product quality, a lack of import charges and superior product freshness.

The Company’s Twisted Tea® products compete within the Malternative category of the Beer Industry. This category is highly competitive due to, among other factors, the presence of large spirits companies, the advertising of malt-based spirits brands in channels not available to the parent brands, and a fast pace of product innovation.

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company’s operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state, or local laws and regulations could result in penalties, fees, and suspension or revocation of permits, licenses or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Under a federal regulation that became effective on January 3, 2006, a reformulation of most flavored malt beverage products was required so that a greater proportion of the final alcohol content is a product of brewing. The Company reformulated its Twisted Tea® products to meet these requirements. In 2006 this reformulation caused production delays and increased costs and may have negatively impacted the growth rate of Twisted Tea® products.

Licenses and Permits

The Company, through its wholly-owned subsidiaries, Boston Beer Corporation and Samuel Adams Brewery Company, Ltd., produces its alcoholic beverages pursuant to a federal wholesaler’s basic permit, a federal brewer’s notice and a federal winery registration. Its products are then sold by Boston Beer Corporation to distributors. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit any supplier, such as the Company, and/or wholesaler from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.

At the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (“TTB”), administers and enforces the federal laws and tax code provisions related to the production and taxation of alcohol products. Brewers are required to file an amended notice with the TTB in the event of a material change in the production processes, production equipment, brewery location, brewery management or brewery ownership. The TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, or to notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time.

At the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or license holder and others require advance approvals, requiring that new licenses, permits, or approvals be applied for and obtained in the event of a change in the management or ownership of the permit or license holder. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

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

Taxation

The federal government and all of the states levy excise taxes on beer and hard cider. For brewers producing no more than 2.0 million barrels of malt beverages per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of malt beverages removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its malt beverages produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability of these taxes varies by state. Twisted Tea® is classified as a malt beverage for federal excise tax purposes. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Various states are also considering or have decided that Malternative products should be taxed differently than beer. Further increases in excise taxes on beer, Malternatives and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of the affected products.

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

The Company’s operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. The occurrence of such a problem could result in a costly product recall and serious damage to the Company’s reputation for product quality, as well as give rise to product liability claims. The Company and the breweries where it brews under contract maintain insurance which the Company believes is sufficient to cover any product liability claims which might result from a contamination or other product liability with respect to its products.

As part of its efforts to be environmentally friendly, the Company has reused its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials, and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, and retailer, distributor and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, nor that the Company will continue to do so.

Employees

During 2006, the Company employed an average of approximately 433 people, of which approximately 71 at the Cincinnati Brewery were covered by collective bargaining agreements. The representation involves three labor unions, one of whose contract was renegotiated in 2006 and extended for 5 years. The Company is currently in negotiations with the remaining two unions on similar extensions. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

Other

The Company submitted the Section 12(a) CEO Certification to the New York Stock Exchange in accordance with the requirements of Section 303A of the NYSE Listed Company Manual. This Annual Report on Form 10-K contains at Exhibits 31.1 and 31.2 the certifications of the Chief Executive Officer and Chief Financial Officer, respectively, in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002. The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.bostonbeer.com, or upon written request to Investor Relations, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, Massachusetts 02210.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers with similar pricing and target customers and gains in market share achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong as craft brewers experienced their third successive year of growth in 2006. Large domestic brewers have developed or are developing niche brands within the Better Beer category and have acquired or are exploring acquiring interests in small brewers to compete in the craft-brewed segment or in import brands to compete with imported beers. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Corona® and Heineken®. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share. The Company’s products, including its Twisted Tea® products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including Corona® and Heineken® and the large domestic brewers have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products, or that diminish the importance of the Company’s products to the retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

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

The Unpredictability and Fluctuation of the Company’s Quarterly Results May Adversely Affect The Trading Price of Its Common Stock. The Company’s Advertising and Promotional Investments May Not be Effective

The Company’s revenues and results of operations have in the past and may in the future vary from quarter to quarter due to a number of factors, many of which are outside of the Company’s control and any of which may cause its stock price to fluctuate. As a growth-oriented Company, the Company has made, and expects to continue to make, significant advertising and promotional expenditures to enhance its brands. These expenditures may not result in higher sales volume. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. The Company has in the past made, and expects from time to time in the future to make, significant advertising and promotional expenditures to enhance its brands even though those expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. While the Company attempts to invest only in effective advertising and promotional expenditures, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditure will be effective in building brand equity or growing long term sales. In addition, the Company fills orders from its wholesalers who may choose independently to build their inventories or run their inventories down. This change in wholesaler inventories is somewhat unpredictable, and can lead to fluctuations in the Company’s quarterly or annual results.

The Company’s Dependence on Brewing at Non-Owned Breweries Could Harm Its Business. However, the Alternative of Owning Its Production Facilities has High Capital Costs, creates a Larger Fixed Cost Burden on the Company’s Business, and has Greater Uncertainty as to Operating Costs, all of which Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

The Company continues to pursue its strategy of combining brewery ownership with brewing at breweries owned by others. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts and the Company currently brews under agreements with breweries in Eden, North Carolina, Rochester, New York, and La Crosse, Wisconsin. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. The brewing arrangements with other breweries have historically allowed the Company to utilize their excess capacity, providing the Company flexibility as well as quality and cost advantages over its competitors. However, higher than planned costs of operating under contract arrangement at breweries owned by others or an unexpected decline in the brewing capacity available to the Company may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

As the number of available breweries at which the Company can brew under contract declines, the risk of disruption increases, and the dynamics of the brewery strategy of ownership versus brewing at breweries owned by others changes. The Company continues to assess the viability of constructing a brewery in the Northeast and has secured an option on a site in Freetown, Massachusetts. The Company is working through a thorough evaluation of this site including obtaining the required permits, which the Company anticipates will be completed by mid-year 2007. The Company continues to finalize engineering for production capacity in excess of 1.0 million barrels of Samuel Adams brand products and Twisted Tea. The Company’s current best estimate is that total project costs could be between $170 million and $210 million, including land acquisition and development, facility construction, equipment and other startup costs. This estimate, however, could change based on the actual production capacity and capability of the additional facilities. The Company believes that an ownership strategy could produce improvement in operating and freight costs. The Company continually evaluates these factors and others, including the fact that the Company has no experience in designing, building and bringing on line a new brewery of this magnitude, in its evaluation of the risks and benefits of ownership versus contracting.

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

Management believes that in the event of a labor dispute, governmental action, a sudden closure of one of the breweries not owned by the Company or other events that would prevent either the Cincinnati Brewery or any of the breweries under contract from producing the Company’s beer, the Company would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs and, potentially, lost sales.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 99% of its beer is sold, the Company sells its beer to independent beer distributors for distribution to retailers and ultimately drinkers. Although the Company currently has arrangements with approximately 400 wholesale distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of the Company’s products. No assurance can be given that the Company will be able to maintain or secure additional distributors on terms favorable to the Company.

The Company’s distribution agreements are generally terminable by the distributor on short notice. While these distribution agreements contain provisions regarding the Company’s enforcement and termination rights, some state laws prohibit the Company from exercising these contractual rights. The Company’s ability to maintain its existing distribution agreements may be adversely affected by the fact that many of its distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If the Company’s existing distribution agreements are terminated it may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt and hops, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2006. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The Company believes that there are other malt vendors available that are capable of supplying its needs. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The 2006 crop shortfall has reduced the Company’s hop inventories such that a similar poor 2007 hop crop might lead the Company to explore alternative sources of hops. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, crop production, government regulations and legislation affecting agriculture, could affect both price and supply.

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

An Increase in Packaging Costs Could Harm the Company’s Business.

The Company maintains multiple sources for the supply of most of its packaging materials, such as shipping cases, six-pack carriers and crowns. Currently, glass and labels are each supplied by a single source and, although the Company believes that alternative suppliers are available, the loss of either the Company’s glass or labels supplier could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying length and terms and there is no guarantee that the economics of these contracts can be duplicated at time of renewal. This could expose the Company to significant cost increases in future years.

The Company initiates bottles deposits and reuses some of the glass bottles that are returned pursuant to certain state bottle recycling laws and derives some economic benefit from this practice. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. The Company believes that it benefits economically from cleaning and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials, and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, and retailer, distributor and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue to do so.

An Increase in Energy Costs Could Harm the Company’s Business.

In the last three years, the Company has experienced significant increases in direct and indirect energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs, including increases in the cost of supplies. The Company’s future operating expenses and margins will be dependent on its ability to manage the impact of cost increases. If energy costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices.

The Company’s Operations are Subject to Certain Operating Hazards.

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has not experienced any serious contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company’s reputation for product quality, as well as claims for product liability.

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

Under a federal regulation that became effective on January 3, 2006, a reformulation of most flavored malt beverage products was required so that a greater proportion of the final alcohol content is a product of brewing. The Company reformulated its Twisted Tea® products to meet these requirements. In 2006 this reformulation caused production delays and increased costs and may have negatively impacted the growth rate of Twisted Tea® products. Further regulations at federal or state level could be forthcoming that would have a material adverse effect on our ability to produce product acceptable to the Company’s drinkers at current economics, and would therefore significantly affect the Company’s results.

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

Changes in Public Attitudes and Drinker Tastes Could Harm the Company’s Business.

The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States. The entire domestic beer industry, excluding Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this slower growth is due to both declining alcohol consumption per person in the population and increased competition from wine and spirits companies. If beer consumption in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, the Company’s business could be materially adversely affected.

The Company Is Involved in Various Litigation Matters Which, If Not Resolved in Its Favor, Could Harm the Company’s Business. There Is No Guarantee that Other Litigation Could Develop that Could Harm the Company’s Business.

The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age drinkers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. Two of the complaints have been withdrawn by the plaintiffs and all of the other active complaints have been dismissed with prejudice. However, the plaintiffs have appealed each of those dismissals. The appeals are in their earliest stages and it is not possible at this time to determine their likely outcome or the impact on the Company.

In November 2004, Royal Insurance Company of America and an affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and an affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed in November 2005. In August 2005, the Massachusetts Bay Insurance Company (‘MBIC’), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. In December 2006, the motion for summary judgment was denied, resulting in declaration that the insurers do have a duty to defend the Company with respect to the underlying actions. Both RICA and MBIC have indicated that they intend to appeal the judgment. The Company continues to believe that it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.

While the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, further litigation in addition to the above could develop and might severely impact the Company’s results.

Class B Shareholder Has Significant Influence over the Company.

The Company’s Class A Common Stock is not entitled to any voting rights, except for the right as a class to approve certain mergers and charter and by-law amendments and to elect a minority of the directors of the Company. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval is decided by C. James Koch, Chairman of the Board of Directors of the Company, as the current holder of 100% of the Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors and approval of equity-based and other executive compensation and other significant corporate matters. This could have the effect of delaying or preventing a change in control of the Company and will make some transactions difficult or impossible to accomplish without the support of Mr. Koch.

Continued Health of our Brands, and Role of our Founder in the Samuel Adams Brand Communication

There is no guarantee that the brand equities that the Company has built in its brands will continue to appeal to drinkers. Changes in drinker attitudes or demands could severely affect the strength of the brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition the brands, but there is no certainty that the Company would be able to maintain volumes, pricing power, and profitability. It is also possible that marketing messages or other actions taken by the Company could damage the brand equities as opposed to building them. If such damage should occur it could have a negative effect on the financial condition of the Company.

In addition to these inherent brand risks, the founder and Chairman of the Company, C. James Koch, is an integral part of the Company’s current Samuel Adams® brand message. The role of Mr. Koch as founder, brewer and leader of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to continue his active role, his absence could detrimentally affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. If this were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. This might have a detrimental impact on the future growth of the Company.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2006 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts, a brewery in Cincinnati, Ohio, and two sales offices in California. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings

The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age drinkers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. Two of the complaints have been withdrawn by the plaintiffs and all of the other active complaints have been dismissed with prejudice. However, the plaintiffs have appealed each of those dismissals. The appeals are in their earliest stages and it is not possible at this time to determine their likely outcome or the impact on the Company.

In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed in November 2005. In August 2005, the Massachusetts Bay Insurance Company (‘MBIC’), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. In December 2006, the motion for summary judgment was denied, resulting in declaration that the insurers do have a duty to defend the Company with respect to the underlying actions. Both RICA and MBIC have indicated that they intend to appeal the judgment. The Company continues to believe that it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations.

Item 4.	Submission of Matters to a Vote of Security Holders

In December 2006, the sole holder of the Company’s Class B Common Stock (i) approved the action of the Company’s Compensation Committee in setting the 2007 bonus opportunities for the Company’s CEO and (ii) approved an amendment to the Company’s Employee Equity Incentive Plan (the “EEIP”)to increase the number of shares of Class A Common Stock subject to the EEIP by 500,000 shares, change the methodology for determining fair market value of the Company’s Class A Common Stock and grant to the Board of Directors the specific authority to waive the participation eligibility requirements. There were no other matters submitted to a vote of the holders of Class A or Class B Common Stock of the Company during the fourth quarter ended December 30, 2006.

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

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2006	High	Low

First Quarter	$27.50	$24.75
Second Quarter	$29.45	$25.55
Third Quarter	$33.99	$28.00
Fourth Quarter	$37.50	$30.80

Fiscal 2005	High	Low

First Quarter	$24.55	$20.71
Second Quarter	$23.25	$19.85
Third Quarter	$24.08	$21.00
Fourth Quarter	$27.27	$23.32

There were 15,485 holders of record of the Company’s Class A Common Stock as of March 9, 2007. Excluded in the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 9, 2007 as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $33.12.

Class A Common Stock

At December 30, 2006, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 9,992,347 were issued and outstanding. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 30, 2006, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of March 9, 2007, C. James Koch was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share basis, only if and when declared by the Board of Directors of the Company out of funds legally available for payment thereof. Since its inception, the Company has not paid dividends and does not currently anticipate paying dividends on its Class A or Class B Common Stock in the foreseeable future. It should be further noted that under the terms of the Company’s July 1, 2002 credit agreement and further amended credit agreement, dated August 4, 2004 and February 27, 2007, with Bank of America, N.A., successor-in-merger to Fleet National Bank, the Company is subject to certain affirmative covenants, financial covenants and negative covenants, including restricting the Company’s ability to pay dividends. The Company was in compliance with all covenants as of December 30, 2006.

Item 6.	Selected Consolidated Financial Data

	Year Ended
		Dec. 31
	Dec. 30	2005	Dec. 25	Dec. 27	Dec. 28,
	2006	(53 Weeks)	2004	2003	2002
	(In thousands, except per share data)

Income Statement Data:
Revenue	$315,250	$263,255	$239,680	$230,103	$238,335
Less excise taxes	29,819	24,951	22,472	22,158	22,980

Net revenue	285,431	238,304	217,208	207,945	215,355
Cost of goods sold	121,155	96,830	87,973	85,606	88,367

Gross profit	164,276	141,474	129,235	122,339	126,988
Operating expenses:
Advertising, promotional and selling expenses	113,669	100,870	94,913	91,841	100,734
General and administrative expenses	22,657	17,288	14,837	14,628	14,586

Total operating expenses	136,326	118,158	109,750	106,469	115,320

Operating income	27,950	23,316	19,485	15,870	11,668
Other income, net	3,816	2,203	593	1,104	2,423

Income before provision for income taxes	31,766	25,519	20,078	16,974	14,091
Provision for income taxes	13,574	9,960	7,576	6,416	5,538

Net income	$18,192	$15,559	$12,502	$10,558	$8,553

Net income per share — basic	$1.31	$1.10	$0.89	$0.72	$0.53
Net income per share — diluted	$1.27	$1.07	$0.86	$0.70	$0.52
Weighted average shares outstanding — basic	13,900	14,126	14,126	14,723	16,083
Weighted average shares outstanding — diluted	14,375	14,516	14,518	15,000	16,407
Balance Sheet Data:
Working capital	$79,692	$60,450	$61,530	$45,920	$58,666
Total assets	$154,475	$119,054	$107,462	$87,354	$106,806
Total long-term obligations	$5,016	$4,336	$2,854	$2,931	$3,103
Total stockholders’ equity	$108,589	$85,979	$78,370	$62,524	$78,832
Statistical Data:
Barrels sold	1,612	1,364	1,267	1,236	1,286
Net revenue per barrel	$177	$175	$171	$168	$167

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction and Outlook

The Boston Beer Company is engaged in the business of producing and selling low alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its products to distributors, who in turn sell the product through to retailers and drinkers.

The Company’s products compete in the “Better Beer” category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. In 2006, growth of the Craft beer category was approximately 12%, and the Better Beer category grew 11 to 12% while the total beer category grew approximately 2%. The Better Beer category now comprises approximately 18% of domestic beer consumption. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category.

In 2007, shipments and orders in-hand suggest that core shipments for the first fiscal quarter of 2007 could be up approximately 23% as compared to the same period in 2006. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods. January and preliminary February 2007 depletions are estimated to be up 23% over 2006 benefiting from an extra selling day. While there is no guarantee that these trends will continue, the Company is encouraged by the strong start to 2007. The Company’s 2007 plan calls for depletion growth in the low double digits, which is slightly lower than the 2006 trends. The Company’s pricing plans include an overall 3% increase which the Company believes is attainable given the current market conditions.

Based on current known information, the Company is facing overall production costs increases of approximately 7 to 10% over full year 2006, primarily reflecting increases in the cost of malt caused by poor worldwide barley crops and potential increases in the cost of glass driven by energy costs. These cost increases will be somewhat offset by price increases, but the Company anticipates that 2007 gross margin could be down 2 percentage points below full year 2006. The Company believes that its 2007 effective tax rate will be approximately 40.5%. Based on these assumptions, 2007 earnings per diluted share are expected to be between $1.42 and $1.55, absent any significant change in currently planned levels of brand support. Current plans are to increase brand support by $10.0 to $15.0 million including freight expense to wholesalers. The earnings per share range estimate does not include any significant expenses associated with new brewery construction or ownership. Through December 30, 2006, the Company had capitalized $1.7 million of new brewery project costs that would need to be expensed if a decision were made not to proceed with the construction of a new brewery. The Company’s ability to achieve this type of earnings growth in 2007 is dependent on its ability to achieve challenging targets for volume, pricing and costs. The Company continues to pursue cost savings initiatives and pricing opportunities and hopes to preserve its economics to allow for continued support of its brands with appropriate investment in order to grow volume and earnings.

The Company continues to assess the viability of constructing a brewery in the Northeast and has secured an option on a site in Freetown, Massachusetts. The Company is working through a thorough evaluation of this site including obtaining the required permits, which the Company anticipates will be completed by mid-year 2007. The Company continues to finalize engineering for production capacity in excess of 1.0 million barrels of Samuel Adams brand products and Twisted Tea. The Company’s current best estimate is that total project costs could be between $170 million and $210 million, including land acquisition and development, facility construction, equipment and other startup costs and the Company believes financing for this to be available. The cost of the project will ultimately depend on the final specifications. The Company also continues to evaluate other supply strategies to ensure that any decision to build is the best decision for the Company, given the growth of the Craft beer category and known and unknown risks in supply chain alternatives.

The Company currently estimates total capital expenditures in 2007 to be between $8.0 and $12.0 million, approximately half of which is for the purchases of kegs to support the Company’s on-premise depletions growth. This amount does not include any further investment in the new brewery project or any other major investments that result from the Company’s evaluation of its long-term production strategy. The Company’s capital investment would be significantly higher if major brewery investment projects are initiated.

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

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue.

	Year Ended
		Dec. 31 2005
	Dec. 30 2006	(53 Weeks)	Dec. 25 2004

Barrels Sold (in thousands)	1,612	1,364	1,267

	Percentage of Net Revenue
Net revenue	100.00%	100.00%	100.00%
Cost of goods sold	42.4	40.6	40.5

Gross profit	57.6	59.4	59.5
Advertising, promotional and selling expenses	39.8	42.3	43.7
General and administrative expenses	7.9	7.3	6.8

Total operating expenses	47.8	49.6	50.5

Operating income	9.8	9.8	9.0
Interest income, net	1.1	0.7	0.4
Other (expense) income, net	0.2	0.2	(0.1)

Income before provision for income taxes	11.1	10.7	9.3
Provision for income taxes	4.8	4.2	3.5

Net income	6.37%	6.53%	5.76%

Year Ended December 30, 2006 (52 weeks) Compared to Year Ended December 31, 2005 (53 weeks)

Fiscal periods.  The 2006 fiscal year consisted of 52 weeks as compared to 53 weeks in fiscal 2005 and 52 weeks in fiscal 2004.

Net revenue.  Net revenue increased by $47.1 million or 19.8% to $285.4 million for the year ended December 30, 2006 as compared to $238.3 million for the year ended December 31, 2005, due to an 18.2% increase in shipment volume and a 1.3% increase in net revenue per barrel.

Volume.  Volume increased by .2 million barrels or 18.2% to 1.6 million barrels for the year ended December 30, 2006 as compared to 1.4 million barrels for the year ended December 31, 2005. The increase in volume was attributable to increases in the Samuel Adams® brand family and the Twisted Tea® brand family. The growth in the Samuel Adams® brand family was driven by double-digit growth rates in Samuel Adams® Seasonals and Brewmaster’s Collection and the Twisted Tea® brand family and single-digit growth rates in Sam Adams Light® and Samuel Adams Boston Lager®.

Wholesaler inventory levels at the end of the fourth quarter of 2006 are estimated to be approximately 30,000 barrels higher than the fourth quarter 2005, as a result of orders initiated by wholesalers. The Company believes that the increase in wholesaler inventory is necessary and appropriate to support the growth of the business.

Shipments to date and orders in-hand suggest that core shipments for the first fiscal quarter of 2007 could be up approximately 23% as compared to the same period in 2006. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.

Net selling price.  The selling price per barrel increased by approximately 1.3% to $177.07 per barrel for the year ended December 30, 2006, as compared to $174.71 for the year ended December 31, 2005. This increase was primarily driven by price increases and a slight shift in the package mix.

Significant changes in the package mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is higher for bottles than for kegs. The percentage of bottles to total shipments increased by 0.5% in core brands to 73.1% of total shipments for the year ended December 30, 2006 as compared to 2005.

In 2007, the Company is planning a 3% increase in net selling price which it believes is attainable given the current market conditions.

Gross profit.  Gross profit was $101.91 per barrel or 57.6% as a percentage of net revenue for the year ended December 30, 2006, as compared to $103.72 or 59.4% for the year ended December 31, 2005. The decrease in gross profit per barrel is primarily due to increase in cost of goods sold per barrel as compared to the prior year partially offset by price increases.

Cost of goods sold increased to $75.16 per barrel or 42.4% as a percentage of net revenue as compared to $70.99 per barrel or 40.6% as a percentage of net revenue in the prior year. The increase is primarily due to higher packaging material and supply chain costs as compared to 2005, as well as shifts in the product and package mix.

In 2007, the Company expects overall production costs increases of approximately 7 to 10% over full year 2006, primarily reflecting malt increases, caused by poor worldwide barley crops, and potential glass cost increases driven by energy costs.

Based on current cost increase knowledge and preliminary pricing expectations, 2007 gross margin as a percent of net revenue could be down two percentage points below full year 2006 levels.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $12.8 million or 12.7% to $113.7 million for the year ended December 30, 2006, as compared to the prior year. The increase is primarily due to increases in freight costs, selling costs and promotional expenditures. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative.  General and administrative expenses increased by $5.4 million or 31.2% to $22.7 million in 2006 as compared to 2005, primarily due to increases in salaries and benefits (including stock based compensation of $1.9 million due to performance-based stock options and the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, consulting, insurance and depreciation expense.

Stock-Based Compensation Expense.  For the year ended December 30, 2006, an aggregate of $2.8 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses. Effective January 1, 2006, the Company adopted SFAS No. 123R, which generally requires recognition in financial statements of share-based compensation costs based on fair value of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based arrangements using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the year ended December 30, 2006, the effect of the adoption of SFAS No. 123R, as compared to the method under APB Opinion No. 25, was a decrease in income before provision for income taxes by $0.7 million and a decrease in net income by $0.4 million, or $0.03 per basic and diluted common share. Because the Company elected to use the modified-prospective application as its transition method under SFAS No. 123R, prior period financial statements were not restated. Had the Company recognized compensation expense under the fair value method during the year ended December 31, 2005, such expense would have decreased income before provision for income taxes by $1.6 million and net income by $1.0 million, or $0.07 and $0.06 per basic and diluted common share, respectively.

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during the year ended December 31, 2005 was $9.35 per share, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the year ended December 30, 2006 was $8.43 per share, as calculated using a binomial option-pricing model. Had the Company used the Black-Scholes option-pricing model to value stock options granted during 2006, the weighted-average fair value would have been $10.65 per share and stock-based compensation expense for the year ended December 30, 2006 would have been higher by $0.2 million.

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met. These methods are consistent with the methods the Company used in recognizing stock-based compensation expense for disclosure purposes under SFAS No. 123 prior to the adoption of SFAS No. 123R. In June 2005, an option to purchase 300,000 shares of the Company’s common stock was granted to the Company’s chief executive officer. This option vests based upon the achievement of performance targets. During the fourth quarter of 2006, the Company was able to estimate for the first time that the achievement of the performance targets in relation to 180,000 shares of this option is probable. Consequently, the Company recorded $0.8 million in stock-based compensation expense related to this stock option in the fourth quarter of 2006.

Interest income.  Interest income increased by $1.4 million to $3.1 million for the year ended December 30, 2006 primarily due to higher interest rates earned on increased average cash and investment balances during 2006 as compared to 2005.

Other income (expense), net.  Other income increased by $0.3 million to income of $0.7 million for the year ended December 30, 2006 as compared to income of $0.4 million the prior year. The increase is due primarily to disposals of equipment in 2005 and certain equipment rental income in 2006.

Provision for income taxes.  The Company’s effective income tax rate for the year ended December 30, 2006 increased to 42.7% from the 2005 rate of 39.0% primarily due to an incremental accrual for state income taxes of $1.0 million for fiscal years 2003 to 2006. The Company’s 2007 effective income tax rate is expected to be approximately 40.5%.

Year Ended December 31, 2005 (53 weeks) compared to Year Ended December 25, 2004 (52 weeks)

Net revenue.  Net revenue increased by $21.1 million or 9.7% to $238.3 million for the year ended December 31, 2005 as compared to $217.2 million for the year ended December 25, 2004, due to a 7.7% increase in shipment volume, as well as a 1.9% increase in net revenue per barrel.

Volume.  Volume increased by 0.1 million barrels or 7.7% to 1.4 million barrels for the year ended December 31, 2005 as compared to 1.3 million barrels for the year ended December 25, 2004. The increase in volume was attributable to increases in the Samuel Adams brand family and the Twisted Tea brand family. The growth in the Samuel Adams brand family was driven by growth in Samuel Adams Seasonals and Brewmaster’s Collection and was offset somewhat by declines in Sam Adams Light and Samuel Adams Boston Lager.

Net selling price.  The selling price per barrel increased by approximately 1.9% to $174.71 per barrel for the year ended December 30, 2005, as compared to $171.43 for the year ended December 25, 2004. This increase was primarily driven by price increases and a shift in the package mix.

Significant changes in the package mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from kegs to bottles would effectively increase revenue per barrel, as the price per equivalent barrel is higher for bottles than for kegs. The percentage of bottles to total shipments increased by 0.5% in core brands to 72.6% of total shipments for the year ended December 30, 2005 as compared to 2004.

Gross profit.  Gross profit was $103.72 per barrel or 59.4% as a percentage of net revenue for the year ended December 30, 2005, as compared to $102.00 or 59.5% for the year ended December 25, 2004. The increase in gross profit per barrel is primarily due to price increases offset by an increase in cost of goods sold per barrel as compared to the prior year.

Cost of goods sold increased to $70.99 per barrel or 40.6% as a percentage of net revenue as compared to $69.43 per barrel or 40.5% as a percentage of net revenue in the prior year. The increase is primarily due to higher packaging material and production costs as compared to 2004, as well as shifts in the product and package mix.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $6.0 million or 6.3% to $100.9 million for the year ended December 30, 2005, as compared to the prior year. The increase is primarily due to increases in freight costs, selling costs and promotional expenditures.

General and administrative.  General and administrative expenses increased by $2.5 million or 16.5% to $17.3 million in 2005 as compared to last year, primarily due to higher wages, legal and consulting fees.

Interest income.  Interest income increased by $0.9 million to $1.8 million for the year ended December 30, 2005 primarily due to higher interest rates earned on increased average cash and investment balances during 2005 as compared to 2004.

Other income (expense), net.  Other income increased by $0.7 million to income of $0.4 million for the year ended December 30, 2005 as compared to an expense of $0.2 million the prior year. The increase is due primarily to a gain on the sale of equipment and certain equipment rental income in 2005. The amount of other expense in 2004 included a $0.2 million loss incurred on the sale of available-for-sale securities.

Provision for income taxes.  The Company’s effective tax rate increased to 39.0% in 2005 from 37.8% in 2004. The increase in the effective tax rate, as compared to the prior year, is due to changes in the apportionment of income among states.

Liquidity and Capital Resources

Cash and short term investments increased to $82.4 million as of December 30, 2006 from $63.9 million as of December 31, 2005, primarily due to cash flows provided by operating activities, partially offset by cash used in investing activities to purchase property, plant and equipment.

Cash flows provided by operating activities were approximately $29 million during the year ended December 30, 2006 and the prior year. The significant changes in the components of cash provided by operating activities were a $2.6 million increase in net income, a $1.6 million increase in net proceeds of trading securities, a $11.9 million change in accounts payable and accrued expenses offset by a $12.2 million increase in accounts receivable, a $2.3 million increase in inventory balances and a $3.4 million due to changes in the excess tax benefit from stock based arrangements. The purchase of trading securities in 2005 and 2006 includes high grade, interest bearing municipal auction rate securities. The change in accounts payable and accrued expenses was due to timing of payments, an increase in current liabilities related to inventory purchases and marketing to support the growth of the business as well as increases in the bonus and tax accruals. The change in accounts receivable was due to higher December 2006 shipment volume and the timing of those shipments during the month compared to December 2005. Average days sales outstanding at December 30, 2006 remained essentially unchanged compared to December 31, 2005. The increase in inventory was primarily due to taking ownership of the liquid at our non-owned breweries to comply with changes in the Alcohol and Tobacco Tax and Trade Bureau regulations related to the production of alcohol.

The Company used $9.1 million for the purchase of capital equipment during 2006 as compared to $14.0 million in 2005. Capital expenditures during 2006 primarily consisted of $2.9 million for the build out cost of the Company’s new corporate offices in Boston, $2.3 million for machinery, equipment and land purchases related to the brewery expansion project in Cincinnati, $1.7 million related to the new brewery project in Freetown Massachusetts, and $2.0 million of purchases of kegs and other equipment.

The Company continues to pursue its strategy of combining brewery ownership with brewing at breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the Company to utilize the excess capacity, providing the Company flexibility and quality and cost advantages over its competitors while maintaining full control over the brewing process. As the number of available breweries declines, the risk of disruption increases, and the structure of the brewery strategy of ownership versus brewing at facilities owned by others changes. The Company continues to assess the viability of constructing a brewery in the Northeast for production capacity in excess of 1.0 million barrels of Samuel Adams® brand products and Twisted Tea®. The Company’s current best estimate is that total project costs could be between $170 million and $210 million and the Company believes financing for this to be available. The cost of the project will ultimately depend on the final specifications. The Company also continues to evaluate other supply strategies to ensure that any decision to build is the best decision for the Company, given the growth of the Craft beer category and known and unknown risks in supply chain alternatives.

Cash provided by financing activities was $1.7 million during 2006, a change of $10.9 million from the $9.3 million of cash used in financing activities in 2005. The increase of cash provided by financing activities is primarily due to a lower level of repurchases of the Company’s Class A Common Stock under its Stock

Repurchase Program, a $2.2 million increase in excess tax benefits from stock-based compensation arrangements and a $1.5 million increase in proceeds from exercise of stock options. As of March 9, 2007, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million and had $7.4 million remaining on the $100.0 million share buyback expenditure limit established by the Company’s Board of Directors. The Company continually evaluates the best way to utilize its cash balances, and absent significant capital needs for its production strategy, expects to continue the stock repurchase program within the parameters authorized by the Board of Directors.

During 2006, the Company’s available cash was invested primarily in high-grade tax-exempt and taxable money-market funds, and high grade Municipal Auction Rate Securities with geographic diversification and short-term maturities. The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment and minimize fees, transaction costs and expenses associated with the selection and management of the investment securities.

With working capital of $79.7 million and $20 million in unused credit facilities as of December 30, 2006, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on current projections for its total capital expenditures in 2007. The current projections of between $8.0 million and $12.0 million do not include the major capital investments that could be required to transition the Company to the 100% production capacity ownership under the strategy currently being evaluated by the Company. If the Company pursues this strategy, the Company possibly would seek alternative forms of funding, including, but not limited to long-term or asset-backed borrowing arrangements with lending institutions. The Company’s existing $20.0 million credit facility expires on March 31, 2008. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black — Scholes option-pricing model for grants issued prior to January 1, 2006 and the binomial option-pricing model for grants issued on or after January 1, 2006. Both methods require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate and expected exercise behavior. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in craft beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from a couple of years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 400 distributors nationwide and the Company’s salesforce of approximately 200 people, a commitment to maintaining brand equity, and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The demand for the Company’s products is also subject to changes in drinkers’ tastes.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewing Capacity

The Company continues to pursue its strategy of combining brewery ownership with brewing in breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the Company to utilize their excess capacity, providing the Company flexibility and quality and cost advantages over its competitors while maintaining full control over the brewing process. As the number of available breweries declines, the risk of disruption increases, and the dynamics of the brewery strategy of ownership versus brewing at facilities owned by others changes. The Company continues to assess the viability of constructing a brewery in the Northeast for production capacity in excess of 1.0 million barrels of Samuel Adams brand products and Twisted Tea. The Company’s current best estimate is that total project costs could be between $170 million and $210 million and the Company believes financing for this to be available. The cost of the project will ultimately depend on the final specifications. This estimate could change based on the actual production capacity and capability of the additional facilities. The Company believes that an ownership strategy could produce improvement in operating and freight costs. The Company continually evaluates these factors and others in its evaluation of the risks and benefits of ownership versus contracting.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Management is currently aware of some impending issues at its breweries at which its beer is produced that could preclude normal production. These include the Company’s continuing concerns about financial stability of the Rochester Brewery. The Company is working with these breweries to attempt to minimize any potential disruptions.

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

In the event of a labor dispute, governmental action, a sudden closure of one of the breweries or other events that would prevent either the Cincinnati Brewery or any of the breweries at which its beer is being produced under contract from producing the Company’s beer, management believes that it would be able to shift production between breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs and potentially lost sales.

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hops requirements, among other factors.

During 2006, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 30, 2006, which are denominated in Euros and British Pounds Sterling, was $24.4 million. The Company has no forward exchange contracts in place as of December 30, 2006 and currently intends to purchase future hops using the exchange rate at the time of purchase. The contract agreements were deemed necessary in order to bring hops inventory levels and purchase commitments into balance with the Company’s current brewing volume and hops usage forecasts. In addition, these new contracts enabled the Company to secure its position for future supply with hops vendors in the face of some competitive buying activity.

The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as well as aged hops as determined by the Company’s brewing department. The computation of the excess inventory required management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The current inventory levels are deemed adequate, based upon foreseeable future brewing requirements and expectations for average hop crops. However, changes in management’s assumptions regarding future sales growth, product mix, and hops market conditions could result in future material losses.

Contractual Obligations

The following table presents contractual obligations as of December 30, 2006.

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)

Advertising Commitments	$15,284	$15,026	$258	$—	$—
Hops Purchase Commitments	24,423	10,022	12,079	2,322	—
Operating Leases	7,134	691	1,442	1,235	3,766
Other	1,746	1,231	515	—	—

Total Contractual Obligations	$48,587	$26,970	$14,294	$3,557	$3,766

The Company’s outstanding purchase commitments related to advertising contracts of approximately $15.3 million at December 30, 2006 reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2010, specify both the quantities and prices, denominated in Euros and British Pounds Sterling, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rates as of December 30, 2006. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in Euros using the exchange rate at the time of purchase. Purchases under hops contracts for the year ended December 30, 2006 were approximately $3.2 million.

In the normal course of business, the Company enters into various agreements with brewing companies related to the production of its beers. Under these agreements, the Company is required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its product at the suppliers cost upon termination of these production arrangements. Also, in some cases the Company is obligated to meet annual volume requirements under its agreements with other breweries. During 2006, the Company met all existing minimum volume requirements in accordance with its agreements, with the exception of one brewery, where the fees associated with this minimum volume requirement were not significant and have been fully expensed in the Company’s financial statements at December 30, 2006.

The Company’s agreements with breweries where its beer is brewed periodically require the Company to purchase certain fixed assets in support of brewery operations. At December 30, 2006, the Company has no commitments for fixed asset purchases under existing contracts during the next twelve months, but this amount could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter new production relationships or introduce new products.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN No. 48 in the first quarter of 2007. The adoption of FIN No. 48 is expected to result in a decrease to the Company’s current liabilities and an increase to the Company’s long-term liabilities. The Company does not expect that the adoption of FIN No. 48 will have a material impact on its consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS No. 157 in the fiscal first quarter of 2008.

The Company believes that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 30, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 27, 2008. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations and cash flows.

Other Risks and Uncertainties

Changes in general economic conditions could result in numerous events that may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Numerous factors that could adversely affect the Company’s operating income, cash flows and financial position, include, but are not limited to, (1) a slowing of the growth rate of the Better Beer category; (2) share-of-market erosion of Samuel Adams® brands, Sam Adams Light® and Twisted Tea® brands due to increased competition; (3) an unexpected decline in the brewing capacity available to the Company; (4) increased advertising and promotional expenditures that are not followed by higher sales volume; (5) higher than planned operating costs that result from a change in the Company’s brewing strategy towards full ownership of its brewing capacity which would involve significant capital investment; (6) higher than planned costs of operating the Cincinnati Brewery; (7) higher than planned costs of operating under contract arrangement at non-Company owned breweries; (8) increased freight costs resulting from changes in legislation, changes in fuel costs, or changes in the locations of available breweries; (9) changes in economics and feasibility of using recycled glass; (10) increases in raw material or packaging costs which cannot be passed along through increased prices; (11) market conditions affecting the Company’s ability to buy or sell hops or cancel excess hops commitments; (12) poor weather conditions, resulting in an inadequate supply of agricultural raw materials; (13) adverse fluctuations in foreign currency exchange rates; (14) ability to obtain timely and cost effective delivery of ingredients or packaging materials from its suppliers; (15) changes in control or ownership of the current distribution network or competition from other brands carried by the Company’s distributors which could lead to less support of the Company’s products; (16) increases in the costs of distribution; and (17) increases in the costs associated with packaging materials; (18) increases in federal and/or state excise tax; (19) introduction of new products by competitors that compete directly with the Company’s products, or that diminish the importance of the Company’s products to the retailers or distributors; (20) further limitations on advertising; (21) changes in drinker tastes, including increased competition from wine and spirits companies.

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

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $2.2 million as of December 30, 2006.

There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.

As of December 30, 2006, the Company had no amounts outstanding under its current $20.0 million line of credit.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Boston Beer Company Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of The Boston Beer Company, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of The Boston Beer Company, Inc. and subsidiaries (“the Company”) for the year ended December 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of the Company for the year ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 11, 2005

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$63,147	$41,516
Short-term investments	19,223	22,425
Accounts receivable, net of allowance for doubtful accounts of $451 and $116 as of December 30, 2006 and December 31, 2005, respectively	17,770	9,534
Inventories	17,034	13,649
Prepaid expenses and other assets	2,721	1,236
Deferred income taxes	667	829

Total current assets	120,562	89,189
Property, plant and equipment, net	30,699	26,525
Other assets	1,837	1,963
Goodwill	1,377	1,377

Total assets	$154,475	$119,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,942	$11,378
Accrued expenses	22,928	17,361

Total current liabilities	40,870	28,739
Deferred income taxes	1,494	2,390
Other liabilities	3,522	1,946

Total liabilities	45,886	33,075
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,992,347 and 9,814,457 shares issued and outstanding as of December 30, 2006 and December 31, 2005, respectively	100	98
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	80,158	70,808
Unearned compensation	—	(353)
Accumulated other comprehensive loss, net of tax	(197)	(196)
Retained earnings	28,487	15,581

Total stockholders’ equity	108,589	85,979

Total liabilities and stockholders’ equity	$154,475	$119,054

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
		December 31,
	December 30,	2005	December 25,
	2006	(53 weeks)	2004

Revenue	$315,250	$263,255	$239,680
Less excise taxes	29,819	24,951	22,472

Net revenue	285,431	238,304	217,208
Cost of goods sold	121,155	96,830	87,973

Gross profit	164,276	141,474	129,235
Operating expenses:
Advertising, promotional and selling expenses	113,669	100,870	94,913
General and administrative expenses	22,657	17,288	14,837

Total operating expenses	136,326	118,158	109,750

Operating income	27,950	23,316	19,485
Other income, net:
Interest income	3,143	1,761	840
Other income (expense), net	673	442	(247)

Total other income, net	3,816	2,203	593

Income before provision for income taxes	31,766	25,519	20,078
Provision for income taxes	13,574	9,960	7,576

Net income	$18,192	$15,559	$12,502

Net income per common share — basic	$1.31	$1.10	$0.89

Net income per common share — diluted	$1.27	$1.07	$0.86

Weighted-average number of common shares — basic	13,900	14,126	14,126

Weighted-average number of common shares — diluted	14,375	14,516	14,518

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(In thousands, continued on next page)

	Class A	Class A	Class B	Class B		Additional
	Common	Common	Common	Common	Treasury	Paid-in
	Shares	Stock	Shares	Stock	Shares	Capital

Balance at December 27, 2003	16,945	$169	4,107	$41	(7,102)	$62,517
Net income
Stock options exercised, including tax benefit of $915	223	3				3,210
Net issuance of investment shares	23					430
Amortization of unearned compensation
Treasury stock retirement	(7,102)	(71)			7,102
Minimum pension liability, net of tax of $23
Unrealized loss from available-for-sale securities
Total fiscal 2004 comprehensive income

Balance at December 25, 2004	10,089	101	4,107	41	—	66,157
Net income
Stock options exercised, including tax benefit of $1,172	249	2				4,122
Net issuance of investment shares	24					529
Amortization of unearned compensation
Repurchase of Class A common stock	(548)	(5)
Minimum pension liability, net of tax of $2
Total fiscal 2005 comprehensive income

Balance at December 31, 2005	9,814	98	4,107	41	—	70,808
Net income
Stock options exercised, including tax benefit of $2,240	334	3				6,737
Net issuance of investment shares	13					216
Net issuance of restricted stock awards	30	1				(1)
Elimination of unearned compensation upon adoption of SFAS No. 123R						(353)
Stock-based compensation expense						2,751
Repurchase of Class A common stock	(199)	(2)
Defined benefit plans liability adjustment, net of tax of $3
Total fiscal 2006 comprehensive income

Balance at December 30, 2006	9,992	$100	4,107	$41	—	$80,158

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(In thousands)
(continued)

		Accumulated
		Other
		Comprehensive			Total
	Unearned	Income (Loss),	Retained	Treasury	Stockholders’	Comprehensive
	Compensation	Net of Tax	Earnings	Stock	Equity	Income

Balance at December 27, 2003	$(229)	$45	$74,758	$(74,777)	$62,524
Net income			12,502		12,502	$12,502
Stock options exercised, including tax benefit of $915					3,213
Net issuance of investment shares	(172)				258
Amortization of unearned compensation	121				121
Treasury stock retirement			(74,706)	74,777	—
Minimum pension liability, net of tax of $23		(107)			(107)	(107)
Unrealized loss from available-for-sale securities		(141)			(141)	(141)

Total fiscal 2004 comprehensive income						$12,254

Balance at December 25, 2004	(280)	(203)	12,554	—	78,370
Net income			15,559		15,559	$15,559
Stock options exercised, including tax benefit of $1,172					4,124
Net issuance of investment shares	(219)				310
Amortization of unearned compensation	146				146
Repurchase of Class A common stock			(12,532)		(12,537)
Minimum pension liability, net of tax of $2		7			7	7

Total fiscal 2005 comprehensive income						$15,566

Balance at December 31, 2005	(353)	(196)	15,581	—	85,979
Net income			18,192		18,192	$18,192
Stock options exercised, including tax benefit of $2,240					6,740
Net issuance of investment shares					216
Net issuance of restricted stock awards					—
Elimination of unearned compensation upon adoption of SFAS No. 123R	353				—
Stock-based compensation expense					2,751
Repurchase of Class A common stock			(5,286)		(5,288)
Defined benefit plans liability adjustment, net of tax of $3		(1)			(1)	(1)

Total fiscal 2006 comprehensive income						$18,191

Balance at December 30, 2006	$—	$(197)	$28,487	$—	$108,589

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
		December 31,
	December 30,	2005	December 25,
	2006	(53 Weeks)	2004

Cash flows provided by (used in) operating activities:
Net income	$18,192	$15,559	$12,502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,991	4,521	5,025
Realized loss on sale of available-for-sale securities	—	—	229
(Gain) loss on disposal of property, plant and equipment	(8)	162	(4)
Bad debt expense (recovery)	365	(255)	147
Stock-based compensation expense	2,751	146	121
Excess tax benefit from stock-based compensation arrangements	(2,240)	—	—
Tax benefit from stock options exercised	—	1,172	915
Deferred income taxes	(731)	952	(449)
Purchases of trading securities	(36,577)	(9,075)	(32,400)
Proceeds from sale of trading securities	39,779	10,650	8,400
Changes in operating assets and liabilities:
Accounts receivable	(8,601)	3,547	(2,541)
Inventories	(3,385)	(1,088)	(2,671)
Prepaid expenses and other assets	(1,506)	(1,133)	1,692
Accounts payable	6,564	1,634	3,349
Accrued expenses	7,807	867	990
Other liabilities	1,576	1,182	(32)

Net cash provided by (used in) operating activities	28,977	28,841	(4,727)

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(9,056)	(13,973)	(4,559)
Proceeds from disposal of property, plant and equipment	42	129	4
Purchases of available-for-sale securities	—	—	(6,255)
Proceeds from sale of available-for-sale securities	—	—	20,983

Net cash provided by (used in) investing activities	(9,014)	(13,844)	10,173

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	(5,288)	(12,537)	—
Proceeds from exercise of stock options	4,500	2,952	2,298
Excess tax benefit from stock-based compensation arrangements	2,240	—	—
Net proceeds from sale of investment shares	216	310	258

Net cash provided by (used in) financing activities	1,668	(9,275)	2,556

Change in cash and cash equivalents	21,631	5,722	8,002
Cash and cash equivalents at beginning of year	41,516	35,794	27,792

Cash and cash equivalents at end of year	$63,147	$41,516	$35,794

Supplemental disclosure of cash flow information:
Income taxes paid	$10,632	$7,901	$5,202

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2006

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light®are produced and sold under the trade name, The Boston Beer Company.

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2006 and 2004 consist of fifty-two weeks and the fiscal period of 2005 consists of fifty-three weeks.

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

Reclassifications

In 2005, certain amounts in the accompanying 2004 financial statements were reclassified to permit comparison with the 2005 presentations. Specifically, the Company has reclassified the cash flows of activities related to its trading securities from cash flows from investing activities to cash flows from operating activities. The net impact was to increase cash flows from investing activities and decrease cash flows from operating activities by $24.0 million in 2004.

Cash and Cash Equivalents

Cash and cash equivalents at December 30, 2006 and December 31, 2005 included cash on-hand, as well as tax-exempt and taxable money market instruments that are highly liquid investments.

Short-Term Investments

The Company classifies its investments depending on the Company’s intent and the nature of the investment. The Company’s short-term investments at December 30, 2006 and December 31, 2005 consist of trading securities, which are recorded at fair market value, and whose change in fair market value is included in earnings. Short-term investments at December 30, 2006 and December 31, 2005 consisted of municipal auction rate securities. During a portion of 2004, the Company held available-for-sale securities which were recorded at fair market value, with the change in fair market value during the period excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive loss.

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

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as cost of goods sold.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments in the fiscal years 2006, 2005 and 2004.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Some of the Company’s equipment is used by other brewing companies to produce the Company’s products under brewing service arrangements (Note I). Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years
Machinery and plant equipment	3 to 20 years, or the term of the production agreement, whichever is shorter
Office equipment and furniture	3 to 5 years
Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset
Building	15 to 20 years

Goodwill

Goodwill represents the excess of the purchase price of the Company-owned Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition in November 2000 and relates to the Company’s single operating unit. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its one reporting unit at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 30, 2006 and December 31, 2005.

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

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets and liabilities and carryforwards, such as tax credits and loss carryforwards. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

The Company records estimated income tax reserves as it deems necessary in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company includes its reserves for probable and estimated income tax exposures in accrued expenses (Note H).

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $22.2 million, $17.2 million and $13.7 million in fiscal years 2006, 2005 and 2004, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income: media advertising costs, sales and marketing expenses, salary and benefit expenses for the sales and sales support workforce, promotional activity expenses, freight charges related to shipments of finished goods from manufacturing locations to distributor locations, and point of sale items.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and marketing activities used in the promotion of the Company’s products. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The Company has sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, the following: point-of-sale merchandise placement, product displays and promotional programs at retail locations. The costs incurred for these sales incentive arrangements and advertising and promotional programs are included in advertising, promotional and selling expenses during the period in which they are incurred. Total advertising and sales promotional expenditures of $58.5 million, $55.7 million and $56.5 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2006, 2005 and 2004, respectively. Of these amounts, $5.6 million, $4.2 million and $4.4 million related to sales incentives, samples and other promotional discounts and $28.8 million, $26.3 million and $27.7 million related to advertising costs for fiscal years 2006, 2005 and 2004, respectively.

The Company conducts certain advertising and promotional activities in its wholesalers’ markets and the wholesalers make contributions to the Company for such efforts. Reimbursements from wholesalers for advertising and promotional activities are recorded as reductions to advertising, promotional and selling expenses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables. The Company places its short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer distributors across the United States. Sales to foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 30, 2006 and December 31, 2005 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2006, 2005 and 2004.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 30, 2006 and December 31, 2005 consisted of cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123R”), Share-Based Payment, which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service period). The amount of compensation cost recognized in the consolidated statements of income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. See Note J for the effect of the adoption of SFAS No. 123R.

As permitted by SFAS No. 123R, the Company elected to use the modified-prospective application as its transition method, under which SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the statement’s effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of SFAS No. 123R under the modified-prospective transition method.

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. See Note J for further discussion of the application of the option-pricing models.

Further, SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing cash inflow with a corresponding operating cash outflow. Consequently, the adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $2.2 million for the year ended December 30, 2006. Total cash flow in 2006 was not affected by this presentation and statements of cash flows for prior periods were not restated under the modified-prospective transition method.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN No. 48 in the first quarter of 2007. The adoption of FIN No. 48 is expected

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to result in a decrease to the Company’s current liabilities and an increase to the Company’s long-term liabilities. The Company does not expect that the adoption of FIN No. 48 will have a material impact on its consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS No. 157 in the fiscal first quarter of 2008. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 30, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 27, 2008. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations and cash flows.

C.  Short-Term Investments

There were no realized gains or losses on short-term investments recorded during fiscal years 2006 and 2005. The Company recorded a realized loss on available-for-sale securities of approximately $0.2 million in fiscal year 2004.

D.  Inventories

Inventories consisted of the following:

	December 30, 2006	December 31, 2005
	(In thousands)

Raw materials	$11,767	$11,354
Work in process	3,483	1,192
Finished goods	1,784	1,103

	$17,034	$13,649

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 30, 2006	December 31, 2005
	(In thousands)

Kegs	$27,421	$26,301
Machinery and plant equipment	32,774	30,777
Office equipment and furniture	8,443	6,717
Leasehold improvements	3,544	1,700
Land	1,315	350
Building	5,479	4,392

	78,976	70,237
Less accumulated depreciation	48,277	43,712

	$30,699	$26,525

During 2006, the Company recorded $0.9 million, $0.3 million and $0.5 million in capitalized costs for machinery and plant equipment, land, and building, respectively, in connection with its proposed purchase of land for purpose of building a brewery (see Note I).

The Company recorded depreciation expense related to these assets of $4.8 million, $4.4 million and $4.4 million in fiscal years 2006, 2005 and 2004, respectively.

F.	Accrued Expenses

Accrued expenses consisted of the following:

	December 30, 2006	December 31, 2005
	(In thousands)

Advertising, promotional and selling expenses	$3,052	$2,608
Accrued deposits	4,840	4,568
Employee wages, related benefits and reimbursements	5,217	3,821
Income taxes (see Note H)	3,295	1,737
Other accrued liabilities	6,524	4,627

	$22,928	$17,361

G.  Long-term Debt and Line of Credit

The Company has a credit facility in place that provides for a $20.0 million revolving line of credit which was set to expire on March 31, 2007. In February 2007, the expiration date was extended to March 31, 2008. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (8.25% at December 30, 2006) or (ii) the applicable LIBOR rate (5.4% at December 30, 2006) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 30, 2006. There were no borrowings outstanding under the credit facility as of December 30, 2006 and December 31, 2005.

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

H.	Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 30,			December 31,
	2006			2005
	Current	Long-Term	Total	Current	Long-Term	Total
	(In thousands)

Deferred tax assets:
Deferred compensation	$—	$120	$120	$—	$136	$136
Accrued expenses	1,132	—	1,132	1,147	—	1,147
Stock-based compensation expense	—	1,052	1,052	—	—	—
Long-term liabilities	—	475	475	—	603	603
Other	51	74	125	49	42	91

Total deferred tax assets	1,183	1,721	2,904	1,196	781	1,977
Deferred tax liabilities:
Property, plant and equipment	—	(3,025)	(3,025)	—	(3,020)	(3,020)
Prepaid expenses	(515)	—	(515)	(362)	—	(362)
Goodwill	—	(190)	(190)	—	(151)	(151)
Other	(1)	—	(1)	(5)	—	(5)

Total deferred tax liabilities	(516)	(3,215)	(3,731)	(367)	(3,171)	(3,538)

Net deferred tax assets (liabilities)	$667	$(1,494)	$(827)	$829	$(2,390)	$(1,561)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the income tax provision are as follows:

		2005
	2006	(53 weeks)	2004

Current:
Federal	$10,845	$7,682	$7,134
State	3,457	1,326	821

Total current	14,302	9,008	7,955

Deferred:
Federal	(714)	913	(344)
State	(14)	39	(35)

Total deferred	(728)	952	(379)

Total income tax provision	$13,574	$9,960	$7,576

The Company’s reconciliations to statutory rates are as follows:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	8.5	4.2	2.5
Non-deductible meals and entertainment	1.1	1.2	1.4
Tax-exempt income	(1.1)	(1.5)	(0.8)
Deduction relating to U.S. production activities	(0.9)	(0.9)	—
Other	0.1	1.0	(0.3)

	42.7%	39.0%	37.8%

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions, and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures. During the fourth quarter of 2006, the Company increased its accrual for income taxes in certain states for 2003 to 2006 by approximately $1.0 million, of which approximately $0.5 million related to 2006. The Company includes its estimated reserves for probable exposures in accrued expenses. The total amount of income tax reserves recorded in accrued expenses at December 30, 2006 was $3.5 million.

I.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $15.3 million at December 30, 2006, most of which are expected to be incurred in fiscal 2007.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2010 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. Purchases under these hops contracts were approximately $3.2 million, $3.9 million and $4.0 million for fiscal years 2006, 2005 and

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, respectively. As of December 30, 2006, obligations under hops purchase commitments for each of the remaining years under the contracts are as follows:

(In thousands)

2007	$10,022
2008	6,445
2009	5,634
2010	2,322

$24,423

The Company uses specific hops for its beer. These hops include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter and are harvested in several specific regions in Germany. To a lesser extent, the Company uses traditional English hops from England. The Company attempts to maintains over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

In the normal course of business, the Company enters into various production arrangements with other brewing companies. Between 40% and 50% of the Company’s products is brewed at its wholly owned subsidiary, Samuel Adams Brewing Company, Ltd., in Cincinnati. The remaining of the Company’s products is brewed by other brewing companies. In April 2006, one of such brewing companies submitted a notice to the Company terminating its existing brewing relationship effective October 31, 2008. The termination is in accordance with the terms of the arrangement and a 2003 arbitration award. During 2006, 2005 and 2004, approximately 27%, 32% and 32% of the Company’s sales were from products brewed by this brewing company. As a result of the termination notice, the Company is evaluating various production options, including, but not limited to, building a brewery that it would own, re-negotiating the current arrangement with such brewery, increasing the volume at the other breweries, and entering into new brewing arrangements with current contract brewers and other third parties.

Prior to 2006, title to beer products brewed under production arrangements with other brewing companies remained with the brewing company until the brewery shipped the beer. At various dates during 2006, primarily as a result of changes in the Alcohol and Tobacco Tax and Trade Bureau regulations related to the production of alcohol products, the Company changed its brewing service arrangements with other brewing companies, whereby the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. Consequently, the Company took title to the liquid on hand at those brewing companies and included the respective values in its inventories. The Company is required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its products at supplier’s cost upon termination of these production arrangements. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. During 2006, the Company met all existing minimum volume requirements in accordance with the production agreements, with the exception of one brewery location. For that brewery, the fees associated with not meeting minimum volume requirement were not significant and have been recognized in the Company’s consolidated financial statements at December 30, 2006.

The Company’s arrangements with other brewing companies require it to periodically purchase fixed assets in support of brewery operations. As of December 30, 2006, there were no specific fixed asset purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or introduction of new products in the future may require the Company to purchase fixed assets to support the contract breweries’ operations.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase of Land

On August 10, 2006, the Company entered into a cancelable Purchase and Sale Agreement (“the Agreement”) to buy land in the Town of Freetown, Massachusetts. The Agreement originally provided for a period in excess of 180 days in which to conduct due diligence investigations and to obtain the necessary environmental reviews and permits in order to construct a brewery on the site, as well as the opportunity to extend the term of the Agreement for up to an additional 180 days. The term of the Agreement has since been extended through mid-April 2007 and the Company has the ability to further extend the term in monthly increments through mid-July 2007. The Company may also, at any time, in its sole discretion, elect to terminate the Agreement, but will, as a consequence, forfeit its deposits or be required to make additional non-refundable deposits. As of December 30, 2006, the Company had made $0.3 million in deposits under this Agreement.

Lease Commitments

On March 24, 2006, the Company entered into an agreement to lease office space for purpose of relocating its corporate offices within the City of Boston. The lease has a term of 124 months and expires in 2017, with an option to renew for a five year period. The lease also includes scheduled rent increases over the term of the lease and leasehold improvement incentives.

The Company has various other operating lease agreements in place for facilities and equipment as of December 30, 2006. Terms of these leases include, in some instances, purchase options, renewals, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2009. Aggregate rent expense was $1.4 million, $1.3 million and $1.3 million in fiscal years 2006, 2005 and 2004, respectively.

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)

2007	$691
2008	716
2009	726
2010	603
2011	632
Thereafter	3,766

$7,134

Litigation

The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age drinkers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. Two of the complaints have been withdrawn by the plaintiffs and all of the other active complaints have been dismissed with prejudice. However, the plaintiffs have appealed each of those dismissals. The appeals are in their earliest stages and it is not possible at this time to determine their likely outcome or the impact on the Company.

In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed in November 2005. In August 2005, the Massachusetts Bay Insurance Company (“MBIC”), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. In December 2006, the motion for summary judgment was denied, resulting in declaration that the insurers do have a duty to defend the Company with respect to the underlying actions. On March 2, 2007, RICA filed a notice of appeal of this judgment; MBIC has indicated that it also intends to appeal the judgment. The Company continues to believe that it has meritorious defenses, that it is entitled to insurance coverage of its defense costs with respect to the underlying class actions, and that it is premature to litigate indemnification issues for the class actions. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations.

J.	Common Stock

Class A Common Stock

The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) certain future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) certain alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets, and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

All distributions of equity interest, including dividends, are restricted by the Company’s debt agreements, with the exception of distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation, repurchase from former employees of non-vested investment shares of Class A Common Stock issued under the Company’s equity incentive plan and redemption of certain shares of Class A Common Stock as approved by the Board of Directors.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. The maximum contractual term of stock options is ten years. During fiscal 2006, the Company granted options to purchase 94,000 shares of its Class A Common Stock to employees at market price on the grant dates. The number of these options that will vest over five years depends on the level of performance targets attained in 2006.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2006, the Company granted 32,079 shares of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years. No restricted stock awards were granted prior to January 1, 2006. The issuance of restricted stock awards in 2006 resulted in part from the Company’s evaluation of employee preference in the types of stock awards to be issued to them as part of their total compensation package.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2006, employees elected to purchase an aggregate of 19,577 investment shares.

On December 19, 2006, the Equity Plan was amended whereby the number of shares of Class A Common Stock reserved for issuance under the plan was increased from 3.7 million to 4.2 million. As of December 30, 2006, 0.6 million shares remained available for grant. Shares reserved for issuance under canceled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2006, the Company granted options to purchase an aggregate of 31,000 shares of the Company’s Class A Common Stock to non-employee directors.

The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 30, 2006. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is as follows:

			Weighted-Average
	Shares	Option Price	Exercise Price

Outstanding at December 27, 2003	1,738,267	$ 0.01 – $ 35.09	$12.84
Granted	169,100	18.47 – 19.41	18.61
Canceled	(13,325)	0.01 – 17.55	12.54
Exercised	(222,847)	0.01 – 17.55	10.04

Outstanding at December 25, 2004	1,671,195	0.01 – 35.09	13.80
Granted	473,050	21.14 – 24.19	22.00
Canceled	(40,530)	7.16 – 21.14	12.56
Exercised	(249,015)	0.01 – 23.33	11.86

Outstanding at December 31, 2005	1,854,700	0.01 – 35.09	16.18
Granted	125,000	24.95 – 26.43	25.45
Canceled	(29,230)	14.47 – 24.95	20.22
Exercised	(334,476)	0.01 – 21.21	13.45

Outstanding at December 30, 2006	1,615,994	$ 0.01 – $ 35.09	$17.39

Of the total options outstanding at December 30, 2006, 443,600 shares were performance-based options.

Options exercisable at December 31, 2005 and December 25, 2004 were 973,870 and 955,645 shares, respectively. The weighted-average exercise price of the exercisable options at December 31, 2005 and December 25, 2004 was $12.96 and $12.07, respectively. The following table summarizes information about stock options outstanding at December 30, 2006:

	Outstanding			Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Price	of Shares	Price	Life	of Shares	Price	Life

$ 0.01	551	$0.01	0.30 years	551	$0.01	0.30 years
$ 7.16 – $9.53	298,660	$8.85	2.55 years	298,660	$8.85	2.55 years
$11.09 – $16.64	449,363	$14.63	4.54 years	344,763	$14.50	4.06 years
$17.55 – $26.33	814,920	$21.25	7.44 years	171,220	$19.42	5.87 years
$26.43 – $35.09	52,500	$29.59	4.61 years	42,500	$28.29	5.63 years

	1,615,994	$17.39	5.64 years	857,694	$14.19	3.97 years

Stock-Based Compensation

In fiscal 2006, the Company recorded an aggregate of $2.8 million in stock-based compensation expense ($1.6 million net of tax effects) in accordance with SFAS No. 123R, of which $1.2 million represented pre-tax compensation expense related to performance-based stock options. Of the aggregate stock-based compensation expense, $0.9 million was included in advertising, promotional and selling expenses and $1.9 million was included in general and administrative expenses in the accompanying consolidated statements of income for the fiscal year 2006. The Company adopted SFAS No. 123R using the modified-prospective transition method. Consequently, prior period financial statements have not been restated to reflect the effect of SFAS No. 123R. In each of the fiscal years 2005 and 2004, the Company recognized $0.1 million in stock-based compensation expense related to investment shares under the intrinsic value method (Note B).

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the adoption of SFAS No. 123R was a decrease in income before provision for income taxes by $0.7 million and a decrease in net income by $0.4 million, or $0.03 per basic and diluted common share. The following table illustrates the effect on net income and net income per common share if the Company had recognized stock-based compensation expense under the fair value method in fiscal 2005 and 2004:

	2005
	(53 weeks)	2004
	(In thousands, except per share data)

Net income, as reported	$15,559	$12,502
Add: Stock-based employee compensation expense reported in net income, net of tax effects	87	70
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,038)	(1,006)

Pro forma net income	$14,608	$11,566

Net income per share:
Basic — as reported	$1.10	$0.89
Basic — pro forma	$1.03	$0.82
Diluted — as reported	$1.07	$0.86
Diluted — pro forma	$1.01	$0.80

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a binomial option-pricing model to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2005 and 2004 was $9.35 and $7.82 per share, respectively, as calculated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during 2006 was $8.43 per share, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2006	2005	2004
	(Binomial Model)	(Black-Scholes Model)

Expected volatility	31.6%	33.6%	34.2%
Expected life of option	∧	6.8 years	7.1 years
Risk-free interest rate	3.82%	3.78%	3.50%
Expected dividends	0%	0%	0%
Exercise factor	1.5 times	*	*
Discount for post-vesting restrictions	6.5%	*	*

∧	The expected life of the option is an output of the binomial model, which resulted in a weighted average of 7.3 years for options granted during 2006.

*	Assumption not considered in the Black-Scholes option-pricing model.

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

Fair value of investment shares was calculated using the same methods as those used to calculate the fair value of stock options in the respective financial statement periods. Fair value of restricted stock awards was based on the Company’s traded stock price on the date of the grants.

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met. These methods are consistent with the methods the Company used in recognizing stock-based compensation expense for disclosure purposes under SFAS No. 123 prior to the adoption of SFAS No. 123R. In June 2005, an option to purchase 300,000 shares of the Company’s common stock was granted to the Company’s chief executive officer. This option vests based upon the achievement of performance targets. During the fourth quarter of 2006, the Company was able to estimate for the first time that the achievement of the performance targets as to 180,000 shares of this option is probable. Consequently, the Company recorded $0.8 million in stock-based compensation expense related to this stock option in the fourth quarter of 2006.

Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vests on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures, in 2006. For equity awards that do not vest on January 1st each year, the estimated forfeiture rate used was 10%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. No forfeiture is taken with respect to stock options granted to non-employee directors, as those stock options vest upon grant. For pro forma compensation expense disclosure purposes for 2005 and 2004, forfeitures are recognized as occurred according to SFAS No. 123.

The total fair value of options vested during 2006 was $1.4 million. The aggregate intrinsic value of stock options exercised during 2006, 2005 and 2004 was $5.7 million, $3.0 million and $2.1 million, respectively. The aggregate intrinsic value of outstanding and exercisable stock options as of December 30, 2006 was $30.0 million and $18.7 million, respectively.

Based on equity awards outstanding as of December 30, 2006, there were $3.6 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 1.8 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 30, 2006 that are expected to vest:

(In thousands)

2007	$1,792
2008	1,084
2009	506
2010	226

Total	$3,608

In addition, as of December 30, 2006, there were $1.1 million of unrecognized compensation costs associated with the second tranche of the option to purchase 300,000 shares of the Company’s common stock granted to

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s chief executive officer with vesting requirements based on the achievement of various performance targets in 2009. Through December 30, 2006, no compensation expense was recognized for this remaining portion of the performance-based stock option, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards during fiscal 2006:

		Weighted
	Number	Average
	of Shares	Fair Value

Non-vested at December 31, 2005	70,583	$8.50
Granted	51,656	20.38
Vested	(22,425)	7.58
Forfeited	(8,760)	13.74

Non-vested at December 30, 2006	91,054	$14.96

Stock Repurchase Program

The Board of Directors has approved up to $100.0 million for the repurchase of the Company’s Class A Common Stock. Through December 30, 2006, the Company has repurchased a total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million.

K.  Employee Retirement Plans

The Company has one retirement plan covering substantially all non-union employees and five retirement plans covering substantially all union employees.

Non-Union Plan

The Boston Beer Company 401(k) Plan (the “401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees. All full-time, non-union employees over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each employee’s contribution dollar for dollar up to $1,000 and, thereafter, 50% of the employee’s contribution up to 6% of the employee’s eligible annual wages. The Company made contributions of $0.6 million to the 401(k) Plan in fiscal year 2006 and $0.5 million in each of the fiscal years 2005 and 2004.

Union Plans

The Company has one Company-sponsored defined contribution plan and four defined benefit plans, which combined cover substantially all union employees. The defined benefit plans include two union-sponsored collectively bargained multi-employer pension plans, a Company-sponsored defined benefit pension plan and a Company-sponsored post-retirement medical plan.

The Company’s defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees, was established by the Company in 1997 and is available to all union employees upon completion of one hour of full-time employment. Participants may make voluntary contributions up to

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

60% of their annual compensation to the Samuel Adams Brewery Company, Ltd. 401(k) Plan, subject to IRS limitations. The Company does not make contributions to this plan, but does incur insignificant administration costs.

The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded vested benefits. Pension expense and employer contributions for these multi-employer plans were not significant in the aggregate.

The Company-sponsored defined benefit pension plan, The Local Union #1199 Defined Benefit Pension Plan (the “Local 1199 Plan”), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $0.1 million to this plan in each of the fiscal years 2006, 2005 and 2004.

A comprehensive medical plan is offered to union employees who have voluntarily retired at 65 or have become permanently disabled. Employees must have worked for the Company or have prior ownership for at least 10 years at the Company’s Cincinnati brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.75% and 5.5% at September 30, 2006 and 2005, respectively, and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits were not significant.

As required, the Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 30, 2006. SFAS No. 158 required the Company to recognize the funded status, the difference between the fair value of plan assets and the projected benefit obligations, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions, which were previously netted against the plan’s funded status in the Company’s consolidated balance sheet. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. The incremental effects of the adoption of the recognition provisions of SFAS No. 158 were not significant to the Company’s consolidated balance sheet as of December 30, 2006.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a September 30 measurement date for its defined benefit pension plan and post-retirement medical plan. Summarized information for those plans are as follows:

	Local 1199 Plan		Post-Retirement Medical Plan
	2006	2005	2006	2005
	(In thousands)

Change in Benefit Obligations
Benefit obligations at beginning of year	$981	$847	$259	$199
Service cost	77	74	9	9
Interest cost	53	48	14	11
Actuarial (gains) losses	(40)	25	7	45
Benefits paid	(19)	(13)	(8)	(5)

Benefit obligations at end of year	$1,052	$981	$281	$259

Change in Plan Assets
Fair value of plan assets at beginning of year	$713	$603	$—	$—
Actual return on plan assets	50	53	—	—
Company contributions	69	70	8	5
Benefits paid	(19)	(13)	(8)	(5)

Fair value of plan assets at end of year	$813	$713	$—	$—

Funded Status
Funded status at end of year	$(239)	$(268)	$(281)	$(259)
Unrecognized net actuarial loss	261	316	58	53
Prepaid contribution	—	14	—	—

Net amount recognized	$22	$62	$(223)	$(206)

Amounts Recognized in Balance Sheets
Current liabilities	$—	$—	$(8)	$(4)
Noncurrent liabilities	(239)	(254)	(273)	(255)
Accumulated other comprehensive loss	261	316	58	53

Net amount recognized	$22	$62	$(223)	$(206)

Accumulated Benefit Obligation	$1,052	$981	$—	$—

The amounts in accumulated other comprehensive loss at December 30, 2006 and December 31, 2005 that have not yet been recognized as components of net periodic benefit cost represent net gains and losses. There were no unrecognized prior service costs and net transition asset or obligation. The amount in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal year 2007 is $12,000 and $2,000 for the Local 1199 Plan and the post-retirement medical plan, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Post-Retirement
	Local 1199 Plan			Medical Plan
	2006	2005	2004	2006	2005	2004
	(In thousands)

Components of Net Periodic Benefit Cost
Service cost	$77	$74	$61	$9	$9	$7
Interest cost	53	48	44	14	11	11
Expected return on plan assets	(54)	(52)	(44)	—	—	—
Amortization of net actuarial loss	17	18	13	2	—	—

Net periodic benefit cost	$93	$88	$74	$25	$20	$18

Amounts Recognized in Other Comprehensive Loss
Net (loss) gain	$(54)	$6	$61	$5	$44	$13
Amortization of net actuarial loss	(17)	(18)	(13)	(2)	—	—

Total recognized in other comprehensive loss	$(71)	$(12)	$48	$3	$44	$13

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.75%	5.5%	5.8%	5.75%	5.5%	5.75%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.5%	5.8%	6.3%	5.5%	5.75%	6.25%
Expected return on assets	7.0%	7.0%	7.8%	—	—	—

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

The basis of the long-term rate of return assumption reflects the Local 1199 Plan’s current asset mix of approximately 60% debt securities and 40% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the Plan’s historical returns as well as future long-range projections of investment returns for each asset category.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

	September 30,	September 30,
Asset Category	2006	2005

Equity securities	46%	45%
Debt securities	54	55

Total	100%	100%

The Company expects to contribute $0.1 million to the Local 1199 Plan and $8,000 to the post-retirement medical plan during the fiscal year 2007.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit amounts, which reflect expected future service, as appropriate, are expected to be paid:

	Local 1199	Post-Retirement
	Plan	Medical Plan
	(In thousands)

2007	$20	$8
2008	23	8
2009	24	9
2010	27	9
2011	33	9
2012-2016	312	76

Total	$439	$119

L.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

		2005
	2006	(53 weeks)	2004
	(In thousands)

Net income	$18,192	$15,559	$12,502

Shares used in net income per common share — basic	13,900	14,126	14,126
Effect of dilutive securities:
Stock options	460	390	392
Non-vested investment shares and restricted stock	15	—	—

Dilutive potential common shares	475	390	392

Shares used in net income per common share — diluted	14,375	14,516	14,518

Net income per common share — basic	$1.31	$1.10	$0.89

Net income per common share — diluted	$1.27	$1.07	$0.86

Options to purchase 106,000, 33,000 and 60,000 shares of Class A Common Stock were outstanding during fiscal 2006, 2005 and 2004, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 120,000 shares and 364,500 of Class A Common Stock were outstanding during fiscal 2006 and 2005, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of December 30, 2006 and December 31, 2005.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	Accumulated Other Comprehensive Income (Loss)

	Unrealized	Minimum	Accumulated
	Gain (Loss) on	Pension	Other
	Available-For-	Liability	Comprehensive
	Sale Securities	Adjustment	Income (Loss)
	(In thousands)

Balance, December 27, 2003	$141	$(96)	$45
Minimum pension liability adjustment, net of tax	—	(107)	(107)
Reclassification adjustment — available-for-sale securities, net of tax	(141)	—	(141)

Balance, December 25, 2004	—	(203)	(203)
Minimum pension liability adjustment, net of tax	—	7	7

Balance, December 31, 2005	—	(196)	(196)
Defined benefit plans liability adjustment, net of tax	—	(1)	(1)

Balance, December 30, 2006	$—	$(197)	$(197)

N.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Allowance for Doubtful Accounts	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2006	$116	$365	$(30)	$451
2005	597	(255)	(226)	116
2004	450	147	—	597

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Inventory Obsolescence Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2006	$463	$(89)	$(57)	$317
2005	713	(247)	(3)	463
2004	1,047	(334)	—	713

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Stale Beer Reserve	Period	(Recovery)	Against Reserves	Period
		(In thousands)

2006	$845	$1,755	$(1,746)	$854
2005	798	1,393	(1,346)	845
2004	742	1,030	(974)	798

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	Quarterly Results (Unaudited)

The Company’s fiscal quarters are consistently determined year to year and generally consist of 13 weeks, except in those fiscal years in which there are fifty-three weeks where the last fiscal quarters then consist of 14 weeks. In management’s opinion, the following unaudited information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	For Quarters Ended
	(In thousands, except per share data)
	December 30,	September 30,	July 1,	April 1,	December 31,	September 24,	June 25,	March 26,
	2006(1)	2006	2006	2006	2005	2005	2005	2005
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Barrels Sold	416	432	440	324	371	360	353	280
Revenue	$81,013	$83,864	$87,635	$62,738	$71,392	$69,743	$68,495	$53,625
Less excise taxes	7,670	7,997	8,302	5,850	6,640	6,533	6,862	4,916

Net revenue	73,343	75,867	79,333	56,888	64,752	63,210	61,633	48,709
Cost of goods sold	32,267	32,397	32,276	24,215	27,414	25,838	24,701	18,877

Gross profit	41,076	43,470	47,057	32,673	37,338	37,372	36,932	29,832
Operating expenses:
Advertising, promotional and selling expenses	29,010	29,913	29,368	25,378	29,173	26,816	25,073	19,808
General and administrative expenses	6,976	5,374	5,381	4,926	4,916	4,353	3,999	4,020

Total operating expenses	35,986	35,287	34,749	30,304	34,089	31,169	29,072	23,828

Operating income	5,090	8,183	12,308	2,369	3,249	6,203	7,860	6,004
Other income, net:
Interest income	970	874	711	588	556	425	479	301
Other income, net	171	271	170	61	49	175	60	158

Income before provision for income taxes	6,231	9,328	13,189	3,018	3,854	6,803	8,399	6,463
Provision for income taxes	3,754	3,420	5,203	1,197	1,588	2,616	3,256	2,500

Net income	$2,477	$5,908	$7,986	$1,821	$2,266	$4,187	$5,143	$3,963

Net income per share — basic	$0.18	$0.43	$0.57	$0.13	$0.16	$0.30	$0.36	$0.28

Net income per share — diluted	$0.17	$0.41	$0.56	$0.13	$0.16	$0.29	$0.35	$0.27

Weighted-average shares — basic	13,971	13,865	13,919	13,856	13,915	14,070	14,258	14,275

Weighted-average shares — diluted	14,520	14,351	14,346	14,293	14,328	14,437	14,614	14,698

(1)	During the fourth quarter of 2006, the Company increased income tax expense related to state income tax in certain states for 2003 to 2006 by approximately $1.0 million, of which approximately $0.5 million related to 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective March 14, 2005, upon the recommendation of the Audit Committee, the Board of Directors dismissed Deloitte & Touche LLP as its independent auditor and appointed Ernst & Young LLP as its independent auditor for the Company’s fiscal year ending December 30, 2006. At the recommendation of the Audit Committee of the Board of Directors, the engagement of Ernst & Young LLP was approved by the Board of Directors and by the sole holder of the Company’s Class B Common Stock.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 30, 2006 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of The Boston Beer Company, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Boston Beer Company, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Boston Beer Company, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Boston Beer Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 30, 2006, and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 9, 2007

(c)	Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

In December, 2002, the Board of Directors of the Company adopted a (i) Code of Business Conduct and Ethics that applies to its Chief Executive Officer and its Chief Financial Officer, and (ii) Corporate Governance Guidelines.

These, as well as the charters of each of the Board Committees, are posted on the Company’s website, www.bostonbeer.com, and are available in print to any shareholder who requests them. Such requests should be directed to the Investor Relations Department, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, MA 02210. The Company intends to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s Chief Executive Officer or Chief Financial Officer and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on the Company’s website.

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2007 Annual Meeting to be held on May 31, 2007.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2007 Annual Meeting to be held on May 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting to be held on May 31, 2007.

Related Stockholder Matters

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	1,615,994	$17.39	739,759
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,615,994	$17.39	739,759

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2007 Annual Meeting to be held on May 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2007 Annual Meeting to be held on May 31, 2007.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998.
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the ‘Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).
10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

Exhibit No.		Title

10.3		Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.4		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).
10.5		Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).
10.6		Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
10.7		Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).
10.8		Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
+10	.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).
+10	.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).
+10	.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).
10.12		Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).
+10	.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).
+10	.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).
10.15		Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).
+10	.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).
10.17		Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).
10.18		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).
10.19		1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

Exhibit No.		Title

+10	.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
10.23		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).
+10	.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).
+10	.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
10.27		Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).
+10	.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
10.31		Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
+10	.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.34		Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.35		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).
+10	.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10	.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

Exhibit No.		Title

+10	.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10	.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.41		Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10	.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).
+10	.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
10.44		Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Fleet National Bank and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).
10.45		Amended and Restated 1996 Stock Option Plan for Non-Employee Directors effective October 19, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 7, 2004).
+10	.46	Third Amended and Restated Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of December 1, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2005).
+10	.47	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).
10.48		Form of Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).
10.49		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997 and December 19, 2005, effective as of January 1, 2006 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on December 23, 2005).
+10	.50	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006.
+10	.51	Purchase and Sale Agreement between Campanelli Freetown Land, LLC and Boston Beer Corporation dated August 10, 2006.
10.52		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, and December 19, 2006, effective as of January 1, 2007 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on January 26, 2007).
*+10	.53	Separation Agreement and General Release between Jeffrey D. White and The Boston Beer Company, Inc., effective February 12, 2007.
*10	.54	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation.
*11	.1	The information required by exhibit 11 has been included in Note L of the notes to the consolidated financial statements.

Exhibit No.		Title

14.1		Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
*21	.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2006
*23	.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
*23	.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
*31	.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2007.

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