Form 10-Q
period 2007-03-31
BOSTON BEER CO INC
filed 2007-05-10
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007:

Class A Common Stock, $.01 par value	10,207,167
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2007

		PAGE
PART I.	FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 and December 30, 2006	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and April 1, 2006	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and April 1, 2006	5

	Notes to Consolidated Financial Statements	6-8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

	Item 4. Controls and Procedures	14-15

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	15

	Item 1A. Risk Factors	15

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3. Defaults Upon Senior Securities	16

	Item 4. Submission of Matters to a Vote of Security Holders	16

	Item 5. Other Information	16

	Item 6. Exhibits	17

SIGNATURES		18
EX-10.55 Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007.
EX-10.56 Addendum to Production Agreement between Miller Brewing Company and Boston Beer Corporation effective August 31, 2006.
EX-10.57 Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007.
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 30,
	2007	2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$61,449	$63,147
Short-term investments	20,025	19,223
Accounts receivable, net of allowance for doubtful accounts of $484 and $451 as of March 31, 2007 and December 30, 2006, respectively	19,737	17,770
Inventories	18,951	17,034
Prepaid expenses and other assets	4,398	2,721
Deferred income taxes	667	667

Total current assets	125,227	120,562
Property, plant and equipment, net	31,887	30,699
Other assets	1,797	1,837
Goodwill	1,377	1,377

Total assets	$160,288	$154,475

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,622	$17,942
Accrued expenses	22,184	22,928

Total current liabilities	36,806	40,870
Deferred income taxes	1,494	1,494
Other liabilities	3,420	3,522

Total liabilities	41,720	45,886
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,199,426 and 9,992,347 issued and outstanding as of March 31, 2007 and December 30, 2006, respectively	102	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	84,367	80,158
Accumulated other comprehensive loss, net of tax	(197)	(197)
Retained earnings	34,255	28,487

Total stockholders’ equity	118,568	108,589

Total liabilities and stockholders’ equity	$160,288	$154,475

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,	April 1,
	2007	2006

Revenue	$79,734	$62,738
Less excise taxes	7,286	5,850

Net revenue	72,448	56,888
Cost of goods sold	32,126	24,215

Gross profit	40,322	32,673

Operating expenses:
Advertising, promotional and selling expenses	26,506	25,378
General and administrative expenses	5,298	4,926

Total operating expenses	31,804	30,304

Operating income	8,518	2,369
Other income, net:
Interest income	965	588
Other income, net	167	61

Total other income, net	1,132	649

Income before provision for income taxes	9,650	3,018
Provision for income taxes	3,882	1,197

Net income	$5,768	$1,821

Net income per common share — basic	$0.41	$0.13

Net income per common share — diluted	$0.40	$0.13

Weighted-average number of common shares — basic	14,118	13,856

Weighted-average number of common shares — diluted	14,595	14,293

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,	April 1,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$5,768	$1,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,386	1,131
(Gain) loss on disposal of property, plant and equipment	(2)	26
Bad debt expense	33	105
Stock-based compensation expense	486	378
Excess tax benefit from stock-based compensation arrangements	(1,270)	(587)
Purchases of trading securities	(10,665)	(6,050)
Proceeds from sale of trading securities	9,863	28,475
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	(6,391)
Inventories	(1,917)	282
Prepaid expenses and other assets	(917)	(458)
Accounts payable	(3,320)	(805)
Accrued expenses	526	196
Other liabilities	(102)	(49)

Net cash provided by (used in) operating activities	(2,131)	18,074

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,538)	(907)
Proceeds from disposal of property, plant and equipment	2	1
Increase in other assets	—	(45)

Net cash used in investing activities	(2,536)	(951)

Cash flows provided by financing activities:
Repurchase of Class A common stock	—	(1,855)
Proceeds from exercise of stock options	1,620	1,764
Excess tax benefit from stock-based compensation arrangements	1,270	587
Net proceeds from sale of investment shares	79	38

Net cash provided by financing activities	2,969	534

Change in cash and cash equivalents	(1,698)	17,657

Cash and cash equivalents at beginning of period	63,147	41,516

Cash and cash equivalents at end of period	$61,449	$59,173

Supplemental disclosure of cash flow information:
Income taxes paid	$592	$255

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of March 31, 2007 and the statements of consolidated operations and consolidated cash flows for the interim periods ended March 31, 2007 and April 1, 2006 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of March 31, 2007 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 31, 2007 and April 1, 2006, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B.	Short-Term Investments
The Company’s short-term investments consisted of municipal auction rate securities as of March 31, 2007 and December 30, 2006, and were classified as trading securities which are recorded at fair market value and whose change in fair market value is recorded in earnings.
The Company recorded no realized gains or losses on short-term investments for the interim periods ended March 31, 2007 and April 1, 2006.
C.	Inventories
Inventories consist of raw materials, work in process, and finished goods. Raw materials, which principally consist of hops, brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31,	December 30,
	2007	2006
	(in thousands)
Raw materials	$12,465	$11,767
Work in process	4,126	3,483
Finished goods	2,360	1,784

	$18,951	$17,034

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
D.	Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2007	April 1, 2006
	(in thousands, except per share data)
Net income	$5,768	$1,821

Shares used in net income per common share — basic	14,118	13,856
Effect of dilutive securities:
Stock options	460	429
Non-vested investment shares and restricted stock	17	8

Dilutive potential common shares	477	437

Shares used in net income per common share — diluted	14,595	14,293

Net income per common share — basic	$0.41	$0.13

Net income per common share — diluted	$0.40	$0.13

E.	Comprehensive Income
Comprehensive income represents net income, plus minimum pension liability adjustment. The minimum pension liability adjustments for the interim periods ended March 31, 2007 and April 1, 2006 were not material.
F.	Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $10.6 million at March 31, 2007.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2010 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at March 31, 2007 totaled $23.6 million, based on the exchange rates on that date.
Other outstanding purchase commitments totaled $1.2 million at March 31, 2007.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Arrangements with Contract Breweries
On March 28, 2007, the Company entered into a Brewing Services Agreement (the “Agreement”) with CBC Latrobe Acquisition, LLC (“CBC”), a Pennsylvania limited liability company whose sole member is City Brewing Company, LLC of Lacrosse, Wisconsin (“City Brewing”). Under the Agreement, the Company will be able to brew and package certain of its products at the brewery located in Latrobe, Pennsylvania that was acquired by CBC in 2006. Pursuant to the Agreement, CBC will ensure that a certain minimum capacity will be available to the Company throughout the term of the Agreement. The Company has committed to minimum production levels at the brewery during the 2007 and 2008 calendar years. As a material part of the Agreement, the Company will purchase equipment to be installed at the brewery in Latrobe for upgrades to the brew house, storage of the Company’s proprietary yeasts, and packaging of the Company’s products. Under the Agreement, CBC will be able to purchase such equipment from the Company at or prior to the end of the initial term of the Agreement at the amortized value of such equipment. City Brewing, with whom the Company currently has a brewing services agreement with respect to production at City Brewing’s brewery located in Lacrosse, Wisconsin, has guaranteed the performance of the Agreement by CBC. As part of the discussion with City Brewing, the Company is in discussions to acquire an ownership interest in the Latrobe Brewery. The expected capital expenditures related to the Agreement and these discussions are between $3 million and $7 million.
G. Income Taxes
The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which is an interpretation of SFAS No. 109, Accounting for Income Taxes, in the first quarter of 2007. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The adoption of FIN No. 48 did not result in an adjustment to the beginning balance of retained earnings and also did not result in any material adjustments to reserves for uncertain tax positions. As of the Company’s adoption date of December 31, 2006, the Company had approximately $5.9 million of gross unrecognized income tax benefits. Of this total, $3.9 million (state amounts net of federal benefit) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of its adoption date of December 31, 2006, the Company had $1.1 million accrued for interest and penalties.
The Company is subject to federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns remain subject to examination for fiscal years 2003 through 2005. The Company’s state income tax returns remain subject to examination for fiscal years 2003 through 2005. Federal income tax returns for 2004 and 2005, as well as certain state income tax returns for 2002 and 2003, are currently under examination.
Depending upon the outcome of state income tax return examinations that the Company is currently undergoing, it is reasonably possible that certain of the Company’s amounts of unrecognized tax benefits could significantly decrease within twelve months of the date of this report. Based on the information that is available, the Company is not able to determine the amount of the possible decrease to its unrecognized tax benefits.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three-month period ended March 31, 2007 as compared to the three-month period ended April 1, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Company’s brewery, located in Cincinnati, Ohio under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.”
Three Months Ended March 31, 2007 compared to Three Months Ended April 1, 2006
Net revenue. Net revenue increased by $15.6 million or 27.4% to $72.4 million for the three months ended March 31, 2007, as compared to $56.9 million for the three months ended April 1, 2006. The increase was primarily due to an increase in the volume of Boston Beer’s core brands, as well as an increase in net revenue per barrel of approximately 3%.
Volume. Total shipment volume increased by 22.2% to 396,000 barrels for the three months ended March 31, 2007, as compared to 324,000 barrels for the three months ended April 1, 2006. Shipment volume for the non-core products decreased by 3,000 barrels to 5,000 barrels. Shipment volume for the core brands increased by 23.7% to 391,000 barrels, due primarily to increases in the Samuel Adams® brand family offset by a slight decline in the Twisted Tea® brand family shipments. The growth in the Samuel Adams® brand family shipments was driven by double-digit growth rates in Samuel Adams Boston Lager®, Samuel Adams® Seasonals, Samuel Adams® Brewmaster’s Collection and Sam Adams Light®.
Shipments to date and orders in-hand suggest that core shipments for the second fiscal quarter of 2007 could be up approximately 10%, resulting in the first half of 2007 shipments being up approximately 15%, compared to the same period in 2006. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core products for the first quarter of 2007 increased by approximately 18% over the same period in 2006. The Company believes that wholesaler inventory levels at March 31, 2007 were ahead of preferred levels for this time of year, as reflected in shipments exceeding depletions by a larger amount than would be usual for the first quarter. The Company expects this inventory build to unwind through the rest of the year.
Net Selling Price. The selling price per barrel for core brands increased by 3.2% to $184.11 per barrel for the three months ended March 31, 2007, as compared to $178.49 for the same period last year. This increase in net revenue per barrel is due to price increases implemented in the first quarter and favorable changes in package and product mix.
Gross profit. Gross profit for core products was $102.70 per barrel for the three months ended March 31, 2007, as compared to $103.09 for the three months ended April 1, 2006. Gross margin for core products was 55.8% for the three months ended March 31, 2007, as compared to 57.8% for the three months ended April 1, 2006. The decrease in gross profit per barrel and gross margin is primarily due to an increase in cost of goods sold per barrel as compared to the prior year, only partially offset by price increases.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of goods sold for core brands increased by $6.02 per barrel to $81.41 per barrel and was 44.2% as a percentage of net revenue for the three months ended March 31, 2007, as compared to $75.40 per barrel and 42.2% as a percentage of net revenue for the three months ended April 1, 2006. The increase is due primarily to higher package material and ingredient costs and a slight shift in product mix. The Company expects most of these cost pressures to continue during the remainder of the year.
Based on current cost increase knowledge and preliminary pricing expectations, 2007 full year gross margin as a percent of net revenue could be down as much as two percentage points below full year 2006 levels.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $1.1 million, or 4.4%, to $26.5 million for the three months ended March 31, 2007, as compared to $25.4 million for the three months ended April 1, 2006. The increase is primarily due to increases in freight expenses to wholesalers and advertising. Advertising, promotional and selling expenses for core brands were 36.8% of net revenue, or $67.79 per barrel, for the three months ended March 31, 2007, as compared to 45.0% of net revenue, or $80.31 per barrel, for the three months ended April 1, 2006. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $0.4 million, or 7.5%, to $5.3 million for the three months ended March 31, 2007, as compared to $4.9 million for the same period last year. The increase primarily reflects increases in salary and benefit costs.
Total other income, net. Total other income, net increased by $0.5 million to $1.1 million for the three months ended March 31, 2007 primarily due to higher interest rates earned on increased average cash and investment balances during the first fiscal quarter of 2007 as compared to the same period in 2006.
Provision for income taxes. The Company’s effective tax rate increased to approximately 40.2% for the three months ended March 31, 2007 from 39.7% for the same period last year. This increase in the effective tax rate is due to an increase in state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $1.7 million to $61.4 million as of March 31, 2007 from $63.1 million as of December 30, 2006. For the three months ended March 31, 2007, the decrease in cash and cash equivalents was mainly due to the timing of sales of trading securities and capital expenditures primarily related to the new brewery project. These decreases were partially offset by an increase in net income and cash provided by financing activities related to stock-based compensation arrangements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cash flows used in operating activities were $2.1 million and cash provided by operating activities were $18.1 million for the fiscal quarters ended March 31, 2007 and April 1, 2006, respectively. Cash provided by operating activities were significantly lower due to a $23.2 million decrease in net proceeds of trading securities offset by a $4.0 million increase in net income.
Cash flows used in investing activities increased by $1.6 million due to higher capital expenditures in the first quarter 2007 primarily related to the new brewery project.
The Company continues to pursue its strategy of combining brewery ownership with brewing at breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the Company to take advantage of the excess capacity at those breweries, providing the Company flexibility, quality and cost advantages over its competitors while maintaining full control over the brewing process. As the number of available breweries declines, the risk of disruption increases, and the structure of the brewery strategy of ownership versus brewing at facilities owned by others changes. The Company continues to assess the viability of constructing a brewery in the Northeast for production capacity in excess of 1.0 million barrels of Samuel Adams® and Twisted Tea® brand products. The Company’s current best estimate is that total project costs could be between $170 million and $210 million. The Company believes financing for this to be available. The cost of the project will ultimately depend on the final specifications. The Company also continues to evaluate other supply strategies given the growth of the craft beer category and known and unknown risks in supply chain alternatives.
During the quarter ended March 31, 2007, the Company’s cash was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade municipal auction rate securities with geographic diversification and short-term maturities. The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment, and minimize expenses associated with the selection and management of investment securities.
Cash flows provided by financing activities was $3.0 million for the quarter ended March 31, 2007 as compared to $0.5 million for the same period last year, primarily due to a lower level of repurchases of the Company’s Class A Common Stock under its Stock Repurchase Program.
During the three months ended March 31, 2007, the Company did not repurchase any of its Class A Common Stock. Through May 4, 2007, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million, and had $7.4 million remaining on the $100.0 million Stock Repurchase Program set by its Board of Directors. As of May 4, 2007, the Company had 10.2 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding. The Company continues to evaluate the best way to utilize its excess cash balance, and absent significant capital needs for its production strategy, may continue the Stock Repurchase Program within the parameters set by the Board of Directors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
With working capital of $88.4 million and $20.0 million in unused credit facilities as of March 31, 2007, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on its current projections of capital expenditures in 2007. The Company has increased its estimates of total capital expenditures in 2007 to be between $17.0 and $21.0 million, primarily driven by the need to purchase additional kegs to support its draft business. This revised estimate includes an investment between $3 million and $7 million in the Latrobe Brewery to support the restarting of the historic brew house and modifications to accommodate the Company’s beers. Consistent with Boston Beer’s commitment to the brewery, the parties are discussing the possibility of Boston Beer acquiring an ownership interest in the brewing facility. This capital expenditure estimate does not include any further investment in the new brewery project or any other major investments that result from the Company’s evaluation of its long-term production strategy. The Company’s capital investment would be significantly higher if major brewery investment projects are initiated. If the Company pursues this strategy, the Company would potentially seek alternative forms of funding including, but not limited to, borrowing arrangements with lending institutions.
The Company’s $20.0 million credit facility expires on March 31, 2008. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2007 Outlook
The Company still expects 2007 earnings per diluted share to be between $1.42 and $1.55, absent any significant change in currently planned levels of brand support. The earnings per share range estimate does not include any significant brewery expenses associated with new brewery construction or ownership. As of March 31, 2007, the Company had capitalized $3.0 million of new brewery project expenses that would need to be expensed if a decision were made not to proceed with the new brewery. The Company’s ability to achieve this type of earnings growth in 2007 is dependent on its ability to achieve challenging targets for volume, pricing and costs.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At March 31, 2007, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Contractual Obligations
On March 28, 2007, the Company entered into a Brewing Services Agreement (the “Agreement”) with CBC Latrobe Acquisition, LLC (“CBC”), a Pennsylvania limited liability company whose sole member is City Brewing Company, LLC of Lacrosse, Wisconsin (“City Brewing”). Under the Agreement, the Company will be able to brew and package certain of its products at the brewery located in Latrobe, Pennsylvania that was acquired by CBC in 2006. Pursuant to the Agreement, CBC will ensure that a certain minimum capacity will be available to the Company throughout the term of the Agreement. The Company has committed to minimum production levels at the brewery during the 2007 and 2008 calendar years. As a material part of the Agreement, the Company will purchase equipment to be installed at the brewery in Latrobe for upgrades to the brew house, storage of the Company’s proprietary yeasts, and packaging of the Company’s products. Under the Agreement, CBC will be able to purchase such equipment from the Company at or prior to the end of the initial term of the Agreement at the amortized value of such equipment. City Brewing, with whom the Company currently has a brewing services agreement with respect to production at City Brewing’s brewery located in Lacrosse, Wisconsin, has guaranteed the performance of the Agreement by CBC. As part of the discussion with City Brewing, the Company is in discussions to acquire an ownership interest in the Latrobe Brewery. The expected capital expenditures related to the Agreement and these discussions are between $3 million and $7 million.
There were no other material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 31, 2007.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three month period ended March 31, 2007.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS No. 157 in the first quarter of 2008. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial position, operations and cash flows.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments at fair value, that are not currently required to be measured at fair value, at specified election dates under its fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 in the first quarter of 2008. The Company is in the process of evaluating the impact of SFAS No. 159 on its 2008 consolidated financial position, operations and cash flows.
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 30, 2006, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In April 2007, RICA’s motion for summary judgment was denied and the court found that RICA has a duty to defend the Company in these underlying actions.
In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed in November 2005. In August 2005, the Massachusetts Bay Insurance Company (‘MBIC’), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. In December 2006, the motion for summary judgment was denied, resulting in declaration that the insurers do have a duty to defend the Company with respect to the underlying actions. Both Royal and MBIC have appealed this judgment.
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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of May 4, 2007, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million and had $7.4 million remaining on the $100.0 million share buyback expenditure limit.
During the three months ended March 31, 2007, the Company repurchased 268 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

December 31, 2006 to February 3, 2007	—	$—	—	$7,396,644
February 4, 2007 to March 3, 2007	—	—	—	7,396,644
March 4, 2007 to March 31, 2007	268	12.61	—	7,396,644

Total	268	$12.61	—	$7,396,644

All shares purchased during the current period represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of May 4, 2007, the Company had 10.2 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In February 2007, the sole holder of the Company’s Class B Common Stock accepted the recommendations of the Compensation Committee of the Company’s Board of Directors with respect to the bonus to be paid to the Company’s CEO for his performance against his 2006 bonus goals and with respect to the CEO’s annual base salary for 2007.
Item 5. OTHER INFORMATION
     Not Applicable

Item 6. EXHIBITS

Exhibit No.	Title

*+10.55	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006.

*10.56	Addendum to Production Agreement between Miller Brewing Company and Boston Beer Corporation effective August 31, 2006.

*+10.57	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007.

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: May 10, 2007	By:	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: May 10, 2007	By:	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)