Form 10-Q
period 2007-06-30
BOSTON BEER CO INC
filed 2007-08-09
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended                       June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐       No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2007:

Class A Common Stock, $.01 par value	10,231,708
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2007

PART I.
Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 30,
	2007	2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,040	$63,147
Short-term investments	20,745	19,223
Accounts receivable, net of allowance for doubtful accounts of $389 and $451 as of June 30, 2007 and December 30, 2006, respectively	24,249	17,770
Inventories	18,559	17,034
Prepaid expenses and other assets	3,546	2,721
Deferred income taxes	667	667

Total current assets	139,806	120,562
Property, plant and equipment, net	32,930	30,699
Other assets	1,755	1,837
Goodwill	1,377	1,377

Total assets	$175,868	$154,475

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,739	$17,942
Accrued expenses	22,486	22,928

Total current liabilities	44,225	40,870
Deferred income taxes	1,494	1,494
Other liabilities	3,316	3,522

Total liabilities	49,035	45,886
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,226,304 and 9,992,347 issued and outstanding as of June 30, 2007 and December 30, 2006, respectively	102	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in-capital	85,841	80,158
Accumulated other comprehensive loss, net of tax	(197)	(197)
Retained earnings	41,046	28,487

Total stockholders’ equity	126,833	108,589

Total liabilities and stockholders’ equity	$175,868	$154,475

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue	$102,301	$87,635	$182,035	$150,373
Less excise taxes	9,433	8,302	16,719	14,152

Net revenue	92,868	79,333	165,316	136,221
Cost of goods sold	40,130	32,276	72,256	56,491

Gross profit	52,738	47,057	93,060	79,730

Operating expenses:
Advertising, promotional and selling expenses	32,620	29,368	59,126	54,746
General and administrative expenses	6,130	5,381	11,428	10,307
Write-off of brewery costs	3,443	—	3,443	—

Total operating expenses	42,193	34,749	73,997	65,053

Operating income	10,545	12,308	19,063	14,677
Other income, net:
Interest income	1,074	711	2,039	1,299
Other income, net	172	170	339	231

Total other income, net	1,246	881	2,378	1,530

Income before provision for income taxes	11,791	13,189	21,441	16,207
Provision for income taxes	5,000	5,203	8,882	6,400

Net income	$6,791	$7,986	$12,559	$9,807

Net income per common share — basic	$0.48	$0.57	$0.89	$0.71

Net income per common share — diluted	$0.46	$0.56	$0.86	$0.69

Weighted-average number of common shares — basic	14,204	13,919	14,161	13,888

Weighted-average number of common shares — diluted	14,680	14,346	14,638	14,320

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,	July 1,
	2007	2006
Cash flows provided by operating activities:
Net income	$12,559	$9,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,939	2,324
Write-off of brewery costs	3,443	—
Loss on disposal of property, plant and equipment	2	20
Bad debt expense	20	124
Stock-based compensation expense	1,445	1,012
Excess tax benefit from stock-based compensation arrangements	(1,323)	(663)
Purchases of trading securities	(16,290)	(26,050)
Proceeds from sale of trading securities	14,768	28,475
Changes in operating assets and liabilities:
Accounts receivable	(6,499)	(9,933)
Inventories	(1,525)	(267)
Prepaid expenses and other assets	(627)	(560)
Accounts payable	3,797	2,588
Accrued expenses	881	2,380
Other liabilities	(206)	(36)

Net cash provided by operating activities	13,384	9,221

Cash flows used in investing activities:
Purchases of property, plant and equipment	(8,545)	(2,725)
Proceeds from disposal of property, plant and equipment	2	8
Increase in other long-term assets	—	(548)

Net cash used in investing activities	(8,543)	(3,265)

Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	—	(5,262)
Proceeds from exercise of stock options	2,574	2,158
Excess tax benefit from stock-based compensation arrangements	1,323	663
Net proceeds from sale of investment shares	155	93

Net cash provided by (used in) financing activities	4,052	(2,348)

Change in cash and cash equivalents	8,893	3,608

Cash and cash equivalents at beginning of period	63,147	41,516

Cash and cash equivalents at end of period	$72,040	$45,124

Supplemental disclosure of cash flow information:
Income taxes paid	$7,203	$4,726

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of June 30, 2007 and the statements of consolidated operations and consolidated cash flows for the interim periods ended June 30, 2007 and July 1, 2006 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of June 30, 2007 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 2007 and July 1, 2006, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
The Company’s short-term investments consisted of municipal auction rate securities as of June 30, 2007 and December 30, 2006, and were classified as trading securities which are recorded at fair market value and whose change in fair market value is recorded in earnings.
The Company recorded no realized gains or losses on short-term investments for the interim periods ended June 30, 2007 and July 1, 2006.
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

	June 30,	December 30,
	2007	2006
	(in thousands)
Raw materials	$11,219	$11,767
Work in process	5,185	3,483
Finished goods	2,155	1,784

	$18,559	$17,034

D. Write-off of Brewery Costs
During the second quarter, the Company incurred a $3.4 million write-off of capitalized costs related to the Freetown, Massachusetts brewery project. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo North America, Inc. progressed and ultimately culminated in the completion of the Contract of Sale for the brewery owned by Diageo in Lehigh Valley, Pennsylvania.
The Company currently anticipates preserving its right to purchase the land in Freetown, Massachusetts in case the due diligence on the Lehigh Valley, Pennsylvania brewery proves unsatisfactory. This may require further extensions of time for closing under the purchase and sale agreement, or actually closing on the purchase of the land in Freetown, Massachusetts. At June 30, 2007 the Company had approximately $400,000 of capitalized costs related to its purchase of land in Freetown, Massachusetts.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
E. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$6,791	$7,986	$12,559	$9,807

Shares used in net income per common share — basic	14,204	13,919	14,161	13,888
Effect of dilutive securities:
Stock options	458	418	459	424
Non-vested investment shares and restricted stock	18	9	18	8

Dilutive potential common shares	476	427	477	432

Shares used in net income per common share — diluted	14,680	14,346	14,638	14,320

Net income per common share — basic	$0.48	$0.57	$0.89	$0.71

Net income per common share — diluted	$0.46	$0.56	$0.86	$0.69

F. Comprehensive Income
Comprehensive income represents net income, plus minimum pension liability adjustment. The minimum pension liability adjustments for the interim periods ended June 30, 2007 and July 1, 2006 were not material.
G. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $7.2 million at June 30, 2007.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2013 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at June 30, 2007 totaled $30.2 million, based on the exchange rates on that date. Due to demand pressure and a poor crop in 2006, the Company has increased its future hop commitments to levels higher than in recent years, to assure, to the extent currently possible, that adequate hops will be available in future years.
Other outstanding purchase commitments totaled $1.1 million at June 30, 2007.
Arrangements with Contract Breweries
On March 28, 2007, the Company entered into a Brewing Services Agreement (the “Agreement”) with CBC Latrobe Acquisition, LLC (“CBC”), a Pennsylvania limited liability company whose sole member is City Brewing Company, LLC of Lacrosse, Wisconsin (“City Brewing”). Under the Agreement, the Company will be able to brew and package certain of its products at the brewery located in Latrobe, Pennsylvania that was acquired by CBC in 2006. Pursuant to the Agreement, CBC will ensure that a certain minimum capacity will be available to the Company throughout the term of the Agreement. The Company has committed to minimum production levels at the brewery during the 2007 and 2008 calendar years. As a material part of the Agreement, the Company will purchase equipment to be installed at the brewery in Latrobe for upgrades to the brew house, storage of the Company’s proprietary yeasts, and packaging of the Company’s products. Under the Agreement, CBC will be able to purchase such equipment from the Company at or prior to the end of the initial term of the Agreement at the amortized value of such equipment. City Brewing, with whom the Company currently has a brewing services agreement with respect to production at City Brewing’s brewery located in Lacrosse, Wisconsin, has guaranteed the performance of the Agreement by CBC. As part of the discussion with City Brewing, the Company is in discussions to acquire an ownership interest in the Latrobe Brewery. The expected capital expenditures related to the Agreement and these discussions are between $3 million and $7 million of which approximately $1 million has been spent at June 30, 2007.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
H. Income Taxes
The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which is an interpretation of SFAS No. 109, Accounting for Income Taxes, in the first quarter of 2007. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 did not result in an adjustment to the beginning balance of retained earnings and also did not result in any material adjustments to reserves for uncertain tax positions. As of the Company’s adoption date of December 31, 2006, the Company had approximately $4.4 million of gross unrecognized income tax benefits. Of this total, $2.9 million (state amounts net of federal benefit) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. As of June 30, 2007, there were no material changes to the Company’s unrecognized income tax benefits.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of its adoption date of December 31, 2006, the Company had $0.6 million accrued for interest and penalties. As of June 30, 2007, there were no material changes to the Company’s accrued interest and penalties.
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
I. Contract of Sale for Brewery in Lehigh Valley
On August 1, 2007, the Company entered into a Contract of Sale (the “Contract of Sale”) with Diageo North America, Inc. (“Diageo”) to purchase the brewery owned by Diageo located in Upper Macungie Township in Lehigh Valley, Pennsylvania (the “Brewery”) for a purchase price of $55 million. The purchase of the land, building and equipment is expected to take place in June 2008, assuming successful completion of the Company’s due diligence and the payment of the balance of the deposit. Upon the execution of the Contract of Sale, the Company paid an initial deposit of $1 million. A further deposit of $9 million is payable at the end of the due diligence period, provided that the Company has not previously exercised its right to terminate the Contract of Sale.
It is estimated that the Brewery will initially increase the Company’s annual production capacity by approximately 1.6 million barrels. The Company anticipates that the Brewery will require substantial investment and renovation in order to brew the Company’s Samuel Adams® craft beers. The cost of upgrading and renovating the Brewery is currently estimated by the Company to be in the range of $30 million to $75 million, but, until the Company completes its evaluation of the Brewery and its potential during the due diligence period, it will not be possible to estimate precisely the total cost of any required renovation and upgrades or the operating and financial statement impact to the Company. The Company currently believes that, once this initial investment and renovation is completed, the Brewery’s annual capacity has the potential to expand to over 2 million barrels with only modest incremental investment.
The Contract of Sale provides that, upon satisfactory completion of the due diligence period, the Company may begin work to upgrade and renovate the facility. The Contract of Sale anticipates that the facility will remain in operation during the transition. It is anticipated that most, if not all, of Diageo’s current employees at the facility shall become employees of the Company upon the completion of the purchase.
As a part of the purchase and sale arrangement, Diageo and the Company also entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), under which the Company has agreed to blend and package the Diageo products currently being produced at the Brewery by Diageo. The Packaging Services Agreement will take effect on the date on which the Company purchases the Brewery and will have a term of approximately two years. It is anticipated that the volume of Diageo products being produced at the Brewery will decline over the term, while, at the same time, the volume of the Company’s products being produced there will increase.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and six-month periods ended June 30, 2007 as compared to the three and six-month periods ended July 1, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
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
Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006
Net revenue. Net revenue increased by $13.5 million or 17.1% to $92.9 million for the three months ended June 30, 2007, as compared to $79.3 million for the three months ended July 1, 2006. The increase was primarily due to an increase in volume as well as an increase in net revenue per barrel of approximately 1.6%.
Volume. Total shipment volume increased by 15.2% to 507,000 barrels for the three months ended June 30, 2007, as compared to 440,000 barrels for the three months ended July 1, 2006. Shipment volume for the non-core products increased by 4,000 barrels to 12,000 barrels. Shipment volume for the core brands increased by 14.6% to 494,000 barrels, due primarily to increases in the Samuel Adams ® brand family offset by a slight decline in the Twisted Tea ® brand family shipments. The growth in the Samuel Adams ® brand family shipments was driven by double-digit growth rates in Samuel Adams ® Seasonal, Samuel Adams Boston Lager ® , and Samuel Adams ® Brewmaster’s Collection.
Shipments to date and orders in-hand suggest that core shipments for the first nine months of 2007 could be up approximately 15%. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core brands for the second quarter of 2007 increased by approximately 16% over the same period in 2006. The Company believes that inventories at wholesalers at June 30, 2007 were at appropriate levels.
Net Selling Price. The selling price per barrel for core brands increased by 2.0% to $186.54 per barrel for the three months ended June 30, 2007, as compared to $182.94 for the same period last year. This increase in net revenue per barrel is due to price increases implemented in the first quarter offset by changes in package and product mix.
Gross profit. Gross profit for core brands was $106.24 per barrel for the three months ended June 30, 2007, as compared to $108.61 for the three months ended July 1, 2006. Gross margin for core brands was 57.0% for the three months ended June 30, 2007, as compared to 59.4% for the three months ended July 1, 2006. The decrease in gross profit per barrel and gross margin is primarily due to an increase in cost of goods sold per barrel as compared to the prior year, only partially offset by price increases and a favorable shift in package and product mix.
Cost of goods sold for core brands increased by $5.97 per barrel to $80.30 per barrel and was 43.0% as a percentage of net revenue for the three months ended June 30, 2007, as compared to $74.33 per barrel and 40.6% as a percentage of net revenue for the three months ended July 1, 2006. The increase is due primarily to higher package material and ingredient costs partially offset by a favorable shift in package and product mix. The Company expects most of these cost pressures on package material and ingredient costs to continue during the remainder of the year.
The Company has been experiencing some issues at the brewery it owns in Cincinnati due, at least in part, to the extended operating hours which have stretched production capacity above normal operating levels. The exact future cost impact of these issues cannot currently be estimated until the Company has fully evaluated all the improvements required.
Based on current cost increase knowledge and pricing expectations, 2007 full year gross margin as a percent of net revenue could be down as much as two percentage points below full year 2006 levels.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.3 million, or 11.1%, to $32.6 million for the three months ended June 30, 2007, as compared to $29.4 million for the three months ended July 1, 2006. The increase is primarily due to increases in freight expenses to wholesalers, advertising and promotion costs and sales force salary and benefit costs. Advertising, promotional and selling expenses for core brands were 35.4% of net revenue, or $66.03 per barrel, for the three months ended June 30, 2007, as compared to 37.2% of net revenue, or $68.14 per barrel, for the three months ended July 1, 2006. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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
General and administrative. General and administrative expenses increased by $0.7 million, or 13.9%, to $6.1 million for the three months ended June 30, 2007, as compared to $5.4 million for the same period last year. The increase primarily reflects increases in salary and benefit costs and depreciation related to the leasehold improvements at the new corporate headquarters.
Write-off of Brewery Costs. During the second quarter, the Company incurred a $3.4 million write-off of capitalized costs related to the Freetown, Massachusetts brewery project. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo North America progressed and ultimately culminated in the completion of the Contract of Sale for the brewery owned by Diageo in Lehigh Valley, Pennsylvania.
Total other income, net. Total other income, net, increased by $0.4 million to $1.2 million for the three months ended June 30, 2007 primarily due to higher interest rates earned on increased average cash and investment balances during the second fiscal quarter of 2007 as compared to the same period in 2006.
Provision for income taxes. The Company’s effective tax rate increased to approximately 42.4% for the three months ended June 30, 2007 from 39.4% for the same period last year. This increase in the effective tax rate is due to an increase in federal income taxes related to prior periods. The Company expects the effective tax rate to be approximately 40.5% for the full year 2007.
Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006
Net revenue. Net revenue increased by $29.1 million or 21.4% to $165.3 million for the six months ended June 30, 2007 from $136.2 million for the six months ended July 1, 2006. The increase is primarily due to an increase in shipment volume of Boston Beer’s core brands, price increases maintained from the first quarter 2007 and a shift in the package and product mix.
Volume. Total shipment volume increased by 18.2% to 903,000 barrels for the six months ended June 30, 2007 as compared to the same period 2006. Shipment volume for core brands increased by 18.5% to 885,000 barrels for the six months ended June 30, 2007 as compared to 747,000 barrels in the same period 2006. The increase in core shipment volume was due to an increase in shipments of all Samuel Adams® family brands, offset by a slight decline in shipments of Twisted Tea®. Contract shipment volume increased by 1,000 barrels for the first six months of 2007 over the same period last year.
Selling Price. The net revenue per barrel for core brands increased by approximately 2.4% to $185.47 per barrel for the six months ended June 30, 2007 as compared to the prior year. This increase in net revenue per barrel is due to price increases implemented in the first quarter offset by changes in package and product mix.
Gross profit. Gross profit for core brands was $104.68 per barrel for the six months ended June 30, 2007, as compared to $106.28 for the six months ended July 1, 2006. Gross margin for core products was 56.4% for the first six months of 2007, as compared to 58.7% for the same period in 2006. The decrease in gross profit per barrel and gross margin is primarily due to an increase in cost of goods sold per barrel as compared to the prior year, only partially offset by price increases and a shift in package and product mix.
Cost of goods sold for core products increased by 8.0% or $6.01 per barrel to $80.79 per barrel for the six months ended June 30, 2007, as compared to $74.78 per barrel for the same period last year. The increase is due primarily to higher package material and ingredient costs partially offset by a shift in package and product mix.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $4.4 million, or 8.0%, to $59.1 million for the six months ended June 30, 2007, as compared to $54.7 million for the six months ended July 1, 2006. Advertising, promotional and selling expenses for core brands were 36.0% of net revenue, or $66.81 per barrel, for the six months ended June 30, 2007, as compared to 40.5% of net revenue, or $73.29 per barrel, for the six months ended July 1, 2006. This increase was a result of increased freight costs, increases in advertising costs, sales force salary and benefit costs and promotional costs, offset somewhat by a decrease in package redesign costs.
General and administrative. General and administrative expenses increased by 10.9% or $1.1 million to $11.4 million for the six months ended June 30, 2007 as compared to the same period last year. The increase in general and administrative expenses is primarily due to an increase in salary and benefit costs and depreciation related to the leasehold improvements at the new corporate headquarters offset by a decrease in legal costs related to the class action lawsuit.
Other income, net. Other income, net, increased by $0.8 million to $2.4 million for the six months ended June 30, 2007 as compared to the same period ended July 1, 2006. This increase is due to interest earned on cash balances due to higher interest yields in the Company’s investment portfolio and a higher average cash balance in 2007.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Write-off of Brewery Costs. During the second quarter, the Company incurred a $3.4 million write-off of capitalized costs related to the Freetown, Massachusetts brewery project. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo North America progressed and ultimately culminated in the completion of the Contract of Sale for the brewery owned by Diageo in Lehigh Valley, Pennsylvania.
Provision for income taxes. The Company’s effective tax rate increased to approximately 41.4% for the six months ended June 30, 2007 from 39.5% for the same period last year. The increase in the effective tax rate, as compared to the prior year, is due to an increase in federal taxes related to prior periods.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $8.9 million to $72.0 million as of June 30, 2007 from $63.1 million as of December 30, 2006. For the six months ended June 30, 2007, the increase in cash and cash equivalents was mainly due to net income of $12.6 million and proceeds related to stock-based compensation arrangements of $2.7 million offset by capital expenditures primarily related to keg purchases to support volume growth, the new brewery project and other brewery equipment.
Cash flows provided by operating activities were $13.4 million and $9.2 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Cash provided by operating activities increased primarily due to an increase in net income adjusted for depreciation and the write-off of brewery costs and timing changes in the collection of accounts receivable offset by the timing of purchases and sales of short-term investments.
Cash flows used in investing activities increased by $5.3 million due to higher capital expenditures in the six months ended 2007 primarily related to keg purchases to support volume growth, the new brewery project and other brewery equipment.
The Company continues to pursue its strategy of combining brewery ownership with brewing at breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the Company to take advantage of the excess capacity at those breweries, providing the Company flexibility, quality and cost advantages over its competitors while maintaining full control over the brewing process. As the number of available breweries declines, the risk of disruption increases, and the structure of the brewery strategy of ownership versus brewing at facilities owned by others changes. As previously reported, the Company has entered into a Contract of Sale to purchase from Diageo North America a brewery located in Lehigh Valley, Pennsylvania for $55 million. The Company currently believes, based on information available to it, that restarting the brewhouse and completing other necessary upgrades to the brewery may cost between $30 million and $75 million, but, until the Company completes its evaluation of the brewery and its potential during the due diligence period, it will not be possible to estimate precisely the total cost of any required renovation and upgrades or the operating and financial statement impact to the Company. The Company has been assessing the viability of constructing a brewery in the Northeast and secured an option on a site in Freetown, Massachusetts, but as the probability of proceeding on this site has decreased due to entering into the Contract of Sale with Diageo for the Lehigh Valley, Pennsylvania brewery, the Company has determined that it is appropriate to write off $3.4 million, the amount capitalized to date on the Massachusetts brewery project, excluding the deposit on the Freetown land purchase. The Company currently anticipates preserving its right to purchase the land in Freetown, Massachusetts in case the due diligence on the Lehigh Valley, Pennsylvania brewery proves unsatisfactory. This may require further extensions of time for closing under the purchase and sale agreement, or actually closing on the purchase of the land in Freetown, Massachusetts. If the outcome of the due diligence on the Lehigh Valley, Pennsylvania brewery is unsatisfactory, the due diligence costs associated with the Lehigh Valley, Pennsylvania brewery would be required to be expensed.
During the second quarter, the Company began brewing and packaging some of its beer in Latrobe, Pennsylvania under an agreement with a wholly-owned subsidiary of City Brewing Company, LLC. The Company has invested in Latrobe to upgrade the brewery to provide for Samuel Adams’ traditional brewing process, use of proprietary yeasts and extended aging time, and beer bottling and kegging. The Company has been experiencing some issues at the brewery it owns in Cincinnati due, at least in part, to the extended operating hours which have stretched production capacity above normal operating levels. These issues have added costs, produced service levels below the Company’s expectations, presented challenges for maintaining the facility to the Company’s quality standards, and in some cases has required the Company to hold or destroy product which did not meet these standards. While the Company has and will continue to shut down the Cincinnati brewery periodically to deal with issues as they arise, the addition of production at the Latrobe brewery has and should allow the Company greater flexibility to make the improvements the Company needs at its Cincinnati brewery through these periodic shutdowns, while still maintaining overall production output that meets drinker demand and the Company’s service and quality standards. The exact future cost impact of these issues cannot currently be estimated until the Company has fully evaluated all the improvements required.
During the six months ended June 30, 2007, the Company’s cash was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade municipal auction rate securities with geographic diversification and short-term maturities. The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment, and minimize expenses associated with the selection and management of investment securities.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cash flows provided by financing activities was $4.1 million for the six months ended June 30, 2007 as compared to cash flow used by financing activities of $2.3 million for the same period last year, primarily due to a lower level of repurchases of the Company’s Class A Common Stock.
During the six months ended June 30, 2007, the Company did not repurchase any of its Class A Common Stock. Through August 3, 2007, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million, and had $7.4 million remaining on the $100.0 million Stock Repurchase Program set by its Board of Directors. As of August 3, 2007, the Company had 10.2 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding. The Company continues to evaluate the best way to utilize its excess cash balance, and absent significant capital needs for its production strategy, may continue the Stock Repurchase Program within the parameters set by the Board of Directors.
With working capital of $95.6 million and $20.0 million in unused credit facilities as of June 30, 2007, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on its current projections of capital expenditures in 2007. Consistent with the Company’s earnings release of May 8, 2007, the Company estimates total capital expenditures absent new significant brewery investments in 2007 to be between $17 and $21 million, primarily driven by the need to purchase additional kegs to support its draft business. Keg purchases are higher than planned due to faster volume growth rates, higher cooperage costs, and potentially higher keg losses. This estimate includes an investment between $3 million and $7 million in the Latrobe Brewery to support the restarting of the historic brew house and modifications to accommodate the Company’s beers. Consistent with Boston Beer’s commitment to the brewery, the parties are discussing the possibility of Boston Beer acquiring an ownership interest in the brewing facility. This capital expenditure estimate does not include the amounts payable for the purchase of the Lehigh Valley, Pennsylvania brewery, the possible purchase of the land in Freetown, Massachusetts, nor does it include any other major investments that may be required at the Cincinnati brewery or that might result from the Company’s evaluation of its long-term production strategy. The Company’s capital investment this year could be between $31 million and $48 million if the company’s due diligence process on the Lehigh Valley, Pennsylvania brewery is concluded successfully.
The Company’s $20.0 million credit facility expires on March 31, 2008. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2007 Outlook
The Company now expects earnings per diluted share to be between $1.42 and $1.70, after accounting for the asset write-off in the second quarter, but absent any significant change in currently planned levels of brand support. The earnings per share range estimate does not include further significant brewery expenses associated with the Lehigh Valley, Pennsylvania brewery or the evaluation of other brewing options. The Company’s ability to achieve this type of earnings growth in 2007 is dependent on its ability to achieve challenging targets for volume, pricing and costs.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At June 30, 2007, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
On August 1, 2007, the Company entered into a Contract of Sale (the “Contract of Sale”) with Diageo North America, Inc. (“Diageo”) to purchase the brewery owned by Diageo located in Upper Macungie Township in Lehigh Valley, Pennsylvania (the “Brewery”) for a purchase price of $55 million. The purchase of the land, building and equipment is expected to take place in June 2008, assuming successful completion of the Company’s due diligence and the payment of the balance of the deposit. Upon the execution of the Contract of Sale, the Company paid an initial deposit of $1 million. A further deposit of $9 million is payable at the end of the due diligence period, provided that the Company has not previously exercised its right to terminate the Contract of Sale.
It is estimated that the Brewery will initially increase the Company’s annual production capacity by approximately 1.6 million barrels. The Company anticipates that the Brewery will require substantial investment and renovation in order to brew the Company’s Samuel Adams® craft beers. The cost of upgrading and renovating the Brewery is currently estimated by the Company to be in the range of $30 million to $75 million, but, until the Company completes its evaluation of the Brewery and its potential during the due diligence period, it will not be possible to estimate precisely the total cost of any required renovation and upgrades or the operating and financial statement impact to the Company. The Company currently believes that, once this initial investment and renovation is completed, the Brewery’s annual capacity has the potential to expand to over 2 million barrels with only modest incremental investment.
The Contract of Sale provides that, upon satisfactory completion of the due diligence period, the Company may begin work to upgrade and renovate the facility. The Contract of Sale anticipates that the facility will remain in operation during the transition. It is anticipated that most, if not all, of Diageo’s current employees at the facility shall become employees of the Company upon the completion of the purchase.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
As a part of the purchase and sale arrangement, Diageo and the Company also entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), under which the Company has agreed to blend and package the Diageo products currently being produced at the Brewery by Diageo. The Packaging Services Agreement will take effect on the date on which the Company purchases the Brewery and will have a term of approximately two years. It is anticipated that the volume of Diageo products being produced at the Brewery will decline over the term, while, at the same time, the volume of the Company’s products being produced there will increase.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the six month period ended June 30, 2007.
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
In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 “FSP FIN 48-1“. FSP FIN 48-1 amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes “FIN 48“, by providing guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, which the Company adopted as of December 31, 2006. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
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

Item 4. CONTROLS AND PROCEDURES
As of June 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age drinkers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. Two of the complaints have been withdrawn by the plaintiffs and all of the other active complaints have been dismissed with prejudice. However, the plaintiffs have appealed each of those dismissals. On July 17, 2007, the U.S. Court of Appeals for the Sixth Circuit vacated the orders of two of the district courts and remanded the cases with instructions to dismiss them for lack of jurisdiction. The remaining two appeals are still pending and it is not possible at this time to determine their likely outcome or the impact on the Company.
In November 2004, Royal Insurance Company of America and its affiliate (“RICA”), the Company’s liability insurer during most of the period covered by the above-referenced complaints, filed a complaint in Ohio seeking declaratory judgment that RICA owes no duty to defend or indemnify the Company in the underlying actions filed in Ohio and has subsequently filed a motion for summary judgment. In April 2007, RICA’s motion for summary judgment was denied and the court found that RICA has a duty to defend the Company in these underlying actions, which judgment RICA has appealed.
In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed in November 2005. In August 2005, the Massachusetts Bay Insurance Company (‘MBIC’), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. In December 2006, the Massachusetts court denied motions by Royal and MBIC for summary judgment resulting in declaration that those insurers do have a duty to defend the Company with respect to the five underlying actions at issue in the Massachusetts case. Both Royal and MBIC have appealed this judgment.
The Company continues to believe that it has meritorious defenses to the underlying class actions and that it is entitled to insurance coverage of its defense costs with respect to those, which belief has been confirmed thus far by every court to rule on these issues. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of August 3, 2007, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million and had $7.4 million remaining on the $100.0 million share buyback expenditure limit.
During the six months ended June 30, 2007, the Company repurchased 1,150 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

December 31, 2006 to February 3, 2007	—	$—	—	$7,396,644
February 4, 2007 to March 3, 2007	—	—	—	7,396,644
March 4, 2007 to March 31, 2007	268	12.61	—	7,396,644
April 1, 2007 to May 5, 2007	560	14.97	—	7,396,644
May 6, 2007 to June 2, 2007	322	17.15	—	7,396,644
June 3, 2007 to June 30, 2007	—	—	—	7,396,644

Total	1,150	$15.03	—	$7,396,644

All shares purchased during the current period represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of August 3, 2007, the Company had 10.2 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 31, 2007. The following items were voted upon at that time:
“RESOLVED: That David A. Burwick, Pearson C. Cummin, III and Jean-Michel Valette be and they hereby are elected Class A Directors of the Corporation to serve for a term of one year ending on the date of the 2008 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”
The results of the vote were, as follows:
Election of Class A Directors:

	For	Withheld
David A. Burwick	8,087,648	380,985
Pearson C. Cummin, III	7,625,541	843,092
Jean-Michel Valette	7,969,691	498,942
Election of Class B Directors:
Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, elected the four Class B Directors set forth in the Notice of Meeting and Proxy Statement; namely: C. James Koch, Charles Joseph Koch, Jay Margolis and Martin F. Roper, each to serve a term of one year. The Class B Stockholder also formally reserved the right to increase the number of Class B Directors to up to seven Directors as permitted under the Corporation’s By-Laws, at such time as he deems appropriate, and to elect up to two additional Class B Directors.
Item 5. OTHER INFORMATION
 Not Applicable

Item 6. EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note E of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: August 9, 2007
/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2007
/s/ William F. Urich

William F. Urich
Chief Financial Officer
(principal accounting and financial officer)