Form 10-Q
period 2007-09-29
BOSTON BEER CO INC
filed 2007-11-06
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐          No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2007:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	10,270,593 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 29, 2007

			PAGE
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets as of September 29, 2007 and December 30, 2006	3

		Consolidated Statements of Operations for the Three and Nine Months Ended September 29, 2007 and September 30, 2006	4

		Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2007 and September 30, 2006	5

		Notes to Consolidated Financial Statements	6-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	20

	Item 6.	Exhibits	21

SIGNATURES			22

EX-10.58 Contract of Sale dated August 1, 2007 between Diageo North America, Inc. and Boston Beer Corporation, including the Packaging Services Agreement of even date attached thereto as Exhibit H.
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I.
Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 29,	December 30,
	2007	2006
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$71,580	$63,147
Short-term investments	19,425	19,223
Accounts receivable, net of allowance for doubtful accounts of $266 and $215 as of September 29, 2007 and December 30, 2006, respectively	20,941	17,770
Inventories	18,980	17,034
Prepaid expenses and other assets	4,217	2,721
Deferred income taxes	667	667

Total current assets	135,810	120,562
Property, plant and equipment, net	41,249	30,699
Other assets	3,110	1,837
Goodwill	1,377	1,377

Total assets	$181,546	$154,475

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,900	$17,942
Accrued expenses	26,851	22,928

Total current liabilities	44,751	40,870
Deferred income taxes	1,494	1,494
Other liabilities	3,204	3,522

Total liabilities	49,449	45,886
Commitments and contingencies
Stockholders’ Equity
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,270,453 and 9,992,347 issued and oustanding as of September 29, 2007 and December 30, 2006, respectively	103	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 issued and outstanding	41	41
Additional paid-in capital	87,927	80,158
Accumulated other comprehensive loss, net of tax	(197)	(197)
Retained earnings	44,223	28,487

Total stockholders’ equity	132,097	108,589

Total liabilities and stockholders’ equity	$181,546	$154,475

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Revenue	$97,158	$83,864	$279,193	$234,237
Less excise taxes	13,014	7,997	29,733	22,149

Net revenue	84,144	75,867	249,460	212,088
Cost of goods sold	41,028	32,397	113,284	88,888

Gross profit	43,116	43,470	136,176	123,200

Operating expenses:
Advertising, promotional and selling expenses	32,956	29,913	92,082	84,659
General and administrative expenses	6,567	5,374	17,995	15,681
Write-off of brewery costs	—	—	3,443	—

Total operating expenses	39,523	35,287	113,520	100,340

Operating income	3,593	8,183	22,656	22,860
Other income, net:
Interest income	1,162	874	3,201	2,173
Other income, net	165	271	504	502

Total other income, net	1,327	1,145	3,705	2,675

Income before provision for income taxes	4,920	9,328	26,361	25,535
Provision for income taxes	1,743	3,420	10,625	9,820

Net income	$3,177	$5,908	$15,736	$15,715

Net income per common share — basic	$0.22	$0.43	$1.11	$1.13

Net income per common share — diluted	$0.21	$0.41	$1.07	$1.10

Weighted-average number of common shares — basic	14,235	13,865	14,186	13,880

Weighted-average number of common shares — diluted	14,789	14,351	14,688	14,330

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 29,	September 30,
	2007	2006

Cash flows provided by operating activities:
Net income	$15,736	$15,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,704	3,601
Write-off of brewery costs	3,443	—
Loss (gain) on disposal of property, plant and equipment	23	(14)
Bad debt expense	51	135
Stock-based compensation expense	2,099	1,409
Excess tax benefit from stock-based compensation arrangements	(2,000)	(1,425)
Purchases of trading securities	(30,395)	(30,929)
Proceeds from sales of trading securities	30,193	34,725
Changes in operating assets and liabilities:
Accounts receivable	(3,222)	(9,488)
Inventories	(1,946)	(2,120)
Prepaid expenses and other assets	(524)	(1,417)
Accounts payable	(42)	2,739
Accrued expenses	5,923	9,172
Other liabilities	(318)	1,322

Net cash provided by operating activities	23,725	23,425

Cash flows used in investing activities:
Purchases of property, plant and equipment	(18,618)	(7,704)
Proceeds from disposal of propert, plant and equipment	5	42
Deposits and costs related to proposed brewery acquisition	(2,124)	—

Net cash used in investing activities	(20,737)	(7,662)

Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	—	(5,288)
Proceeds from exercise of stock options	3,232	3,332
Excess tax benefit from stock-based compensation arrangements	2,000	1,425
Net proceeds from sale of investment shares	213	148

Net cash provided by (used in) financing activities	5,445	(383)

Change in cash and cash equivalents	8,433	15,380

Cash and cash equivalents at beginning of period	63,147	41,516

Cash and cash equivalents at end of period	$71,580	$56,896

Supplemental disclosure of cash flow information:
Income taxes paid	$12,164	$5,231

The accompanying notes are an in integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of September 29, 2007 and the statements of consolidated operations and consolidated cash flows for the interim periods ended September 29, 2007 and September 30, 2006 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 29, 2007 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 29, 2007 and September 30, 2006, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
The Company’s short-term investments consisted of municipal auction rate securities as of September 29, 2007 and December 30, 2006, and were classified as trading securities which are recorded at fair market value and whose change in fair market value is recorded in earnings.
The Company recorded no realized gains or losses on short-term investments for the interim periods ended September 29, 2007 and September 30, 2006.
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

	September 29,	December 30,
	2007	2006
	(in thousands)
Raw materials	$10,028	$11,767
Work in process	4,665	3,483
Finished goods	4,287	1,784

	$18,980	$17,034

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$3,177	$5,908	$15,736	$15,715

Shares used in net income per common share — basic	14,235	13,865	14,186	13,880
Effect of dilutive securities:
Stock options	522	468	480	438
Non-vested investment shares and restricted stock	32	18	22	12

Dilutive potential common shares	554	486	502	450

Shares used in net income per common share — diluted	14,789	14,351	14,688	14,330

Net income per common share — basic	$0.22	$0.43	$1.11	$1.13

Net income per common share — diluted	$0.21	$0.41	$1.07	$1.10

E. Comprehensive Income
Comprehensive income represents net income, plus minimum pension liability adjustment. The minimum pension liability adjustments for the interim periods ended September 29, 2007 and September 30, 2006 were not material.
F. Commitments and Contingencies
Contingent Excise Tax Liability
During the third quarter 2007, the Federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) performed a routine audit of the Company’s Cincinnati brewery. While the Company has not been formally notified of the TTB’s findings, the TTB has shared some initial analysis that leads the Company to anticipate that the TTB will dispute the Company’s regulatory and tax treatment of certain of its 2006 and 2007 shipments of Twisted Tea products. The Company believes that the TTB could assert that these shipments were not classified consistent with TTB regulations that took effect on January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company expects to enter into discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance. Based on information available to it, the Company currently estimates that the likely range of potential expense at this time is between $3.9 million and $9.3 million, after considering amounts the Company has previously paid. As a result of information collected to date and its assessment of likely outcomes for this matter, the Company has recorded an estimated provision of $3.9 million in its operating results for the quarter ended September 29, 2007 as a contingent liability, which is included in accrued expenses in the accompanying consolidated balance sheet. Due to the early stage of this analysis, the ultimate outcome could materially differ from the Company’s estimate. During the third quarter 2007, the Company modified its processes to ensure that its Twisted Tea products will satisfy both approaches to determining compliance with the regulations going forward.
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $19.2 million at September 29, 2007.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2013 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at September 29, 2007 totaled $33.4 million, based on the exchange rates on that date. Due to demand pressure, a poor crop in 2006 and current anticipation that some of the 2007 crop purchase contracts will be under-delivered, the Company has increased its future hop commitments to levels higher than in recent years. While the Company believes its current hop inventory and contracts somewhat protect the Company from these pressures, the Company expects to continue to add future hop commitments to replace these shortfalls and to assure, to the extent currently possible, that adequate hops will be available in future years.
On November 2, 2007, the Company entered into a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”). The Agreement, which takes effect on January 1, 2009, calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati brewery and Lehigh Valley brewery, if the acquisition of that brewery is consummated, and also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.
Other outstanding purchase commitments totaled $2.9 million at September 29, 2007.
Arrangements with Contract Breweries
On March 28, 2007, the Company entered into a Brewing Services Agreement (the “Latrobe Agreement”) with CBC Latrobe Acquisition, LLC (“CBC”), a Pennsylvania limited liability company whose sole member is City Brewing Company, LLC of Lacrosse, Wisconsin (“City Brewing”). Under the Latrobe Agreement, the Company will be able to brew and package certain of its products at the brewery located in Latrobe, Pennsylvania, that was acquired by CBC in 2006. Pursuant to the Latrobe Agreement, CBC will ensure that a certain minimum capacity will be available to the Company throughout the term of the Latrobe Agreement. The Company has committed to minimum production levels at the brewery during the 2007 and 2008 calendar years. As a material part of the Latrobe Agreement, the Company will purchase equipment to be installed at the brewery in Latrobe for upgrades to the brew house, storage of the Company’s proprietary yeasts, and packaging of the Company’s products. Under the Latrobe Agreement, CBC will be able to purchase such equipment from the Company at or prior to the end of the initial term of the Latrobe Agreement at the amortized value of such equipment. City Brewing, with whom the Company currently has a brewing services agreement with respect to production at City Brewing’s brewery located in Lacrosse, Wisconsin, has guaranteed the performance of the Latrobe Agreement by CBC. The expected capital expenditures related to the Latrobe Agreement are between $3 million and $4 million of which approximately $2.1 million has been spent as of September 29, 2007.
On October 23, 2007, the Company entered into an Alternation Agreement (the “New Miller Agreement”) with Miller Brewing Company (“Miller”), which will allow the Company to continue to brew and package certain of its products at Miller’s brewery located in Eden, North Carolina. The New Miller Agreement will take effect on November 1, 2008, upon the expiration of the current brewing services agreement with Miller. Under the New Miller Agreement, Miller will ensure that a certain minimum capacity will be available to the Company throughout the term in exchange for a non-refundable annual reservation fee to be paid by the Company. The initial reservation fee is due to be paid in the third quarter of 2008. In contrast to the current brewing services agreement with Miller, under the New Miller Agreement the Company will pay all freights costs for shipping products to its distributors.
G. Income Taxes
The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes, in the first quarter of 2007. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 did not result in an adjustment to the beginning balance of retained earnings and also did not result in any material adjustments to reserves for uncertain tax positions. As of the Company’s adoption date of December 31, 2006, the Company had approximately $4.4 million of gross unrecognized income tax benefits. Of this total, $2.9 million (state jurisdiction amounts are net of federal benefit) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. As of September 29, 2007, the Company had approximately $5.6 million of gross unrecognized income tax benefits. Of this total, $3.6 million (state jurisdiction amounts are net of federal benefit) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of its adoption date of December 31, 2006, the Company had $0.6 million accrued for interest and penalties. As of September 29, 2007, the Company had $1.0 million accrued for interest and penalties.
In the third quarter 2007, the Company entered into a settlement agreement with a particular state jurisdiction for a state income tax audit relating to the 2002 and 2003 tax years. The gross amount of the third quarter decrease in the Company’s unrecognized tax benefits relating to uncertain tax positions for this jurisdiction in 2002 and 2003 was $1.2 million. This $1.2 million decrease included a decrease of approximately $0.7 million, which was the actual cash payment to the state jurisdiction upon settlement. The remaining $0.5 million of these unrecognized tax benefits was reduced due to the fact that the related tax positions were deemed to be effectively settled.
The Company’s unrecognized tax benefits were also reduced due to the expiration of certain jurisdictions’ statute of limitations in the third quarter 2007. The related gross amount of the reduction in the Company’s unrecognized tax benefits was $0.4 million.
The Company is subject to federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns remain subject to examination for fiscal years 2004 through 2006. The Company’s state income tax returns remain subject to examination for fiscal years 2004 through 2006 and 2003 through 2006 for certain jurisdictions having four year statute of limitations. The Company identifies the Commonwealth of Massachusetts as the state filing jurisdiction for which the majority of its unrecognized tax benefits apply. Federal income tax returns for 2004 and 2005, as well as certain state income tax returns for 2003 through 2006 are currently under examination.
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
H. Contract of Sale for Brewery in Lehigh Valley, Pennsylvania
On August 1, 2007, the Company entered into a Contract of Sale (the “Contract of Sale”) with Diageo North America, Inc. (“Diageo”) to purchase the brewery owned by Diageo located in Upper Macungie Township in Lehigh Valley, Pennsylvania (the “Lehigh Valley Brewery”) for a purchase price of $55 million. As of October 30, 2007, the Company has completed the due diligence phase, has paid a total deposit of $10 million and expects to close on the purchase of the Lehigh Valley Brewery in June 2008, barring any unforeseen circumstances. It is anticipated that most, if not all, of Diageo’s current employees at the facility shall become employees of the Company upon the completion of the purchase.
Between October 30, 2007 and the closing, the Company intends to upgrade and renovate the Lehigh Valley Brewery, as provided by the Contract of Sale, with Diageo continuing its operations of the facility during the transition. The Company anticipates that the Lehigh Valley Brewery will require substantial investment and renovation in order to brew the Company’s Samuel Adams® craft beers and believes the facility will be partially operational for its brands during the summer of 2008. The total capital expenditure plan for the Lehigh Valley Brewery over the next few years is estimated to be between $60 million and $110 million, in addition to the purchase price of $55 million. It is estimated that after this investment, the Lehigh Valley Brewery will have annual production capacity of approximately 1.4 million barrels, with the potential for additional expansion. As of September 29, 2007, the Company has spent $1.1 million of the capital plan.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a part of the purchase and sale arrangement, Diageo and the Company also entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company has agreed to blend and package the Diageo products currently being produced at the Lehigh Valley Brewery by Diageo. The Packaging Services Agreement will take effect on the date on which the Company purchases the Lehigh Valley Brewery which is expected to be in June 2008 and will have a term of approximately two years. It is anticipated that the volume of Diageo products being produced at the Lehigh Valley Brewery will decline over the term, while, at the same time, the volume of the Company’s products being produced there will increase.
I. Brewery Project in Freetown, Massachusetts
During the second quarter of 2007, the Company incurred a $3.4 million write-off of capitalized costs related to its Freetown Massachusetts brewery project. The Company concluded that the likelihood of this project significantly diminished as its negotiations with Diageo North America, Inc. resulted in the Contract of Sale for the brewery owned by Diageo in Lehigh Valley, Pennsylvania.
During the third quarter of 2007, the Company exercised its right to purchase the land in Freetown, Massachusetts, for a purchase price of $6.0 million, in the event the due diligence on the Lehigh Valley, Pennsylvania, brewery proves unsatisfactory. The Company now intends to evaluate appropriate uses for this land given its decision to proceed with the Lehigh Valley, Pennsylvania, brewery purchase.
J. Stock-Based Award Activities
In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer at market value. Aggregate fair value of this stock option calculated under the binomial option-pricing model was $3.5 million, or $19.39 per share. The Company is recognizing stock-based compensation expense related to this stock option on a straight-line basis over the option’s six-year vesting period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and nine-month periods ended September 29, 2007 as compared to the three and nine-month periods ended September 30, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Company’s brewery located in Cincinnati, Ohio under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.”
Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006
Net revenue. Net revenue increased by $8.2 million or 10.8% to $84.1 million for the three months ended September 29, 2007, as compared to $75.9 million for the three months ended September 30, 2006. The increase was primarily due to an increase in the volume as well as an increase in net revenue per barrel of 4.8%. However, such increases were negatively impacted by a $3.9 million estimated provision for excise taxes related to a Federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) audit.
During the third quarter 2007, the TTB performed a routine audit of the Company’s Cincinnati brewery. While the Company has not been formally notified of the TTB’s findings, the TTB has shared some initial analysis that leads the Company to anticipate that the TTB will dispute the Company’s regulatory and tax treatment of certain of its 2006 and 2007 shipments of Twisted Tea products. The Company believes that the TTB could assert that these shipments were not classified consistent with TTB regulations that took effect on January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company expects to enter into discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance. Based on information available to it, the Company currently estimates that the likely range of potential expense at this time is between $3.9 million and $9.3 million, after considering amounts the Company has previously paid. As a result of information collected to date and its assessment of likely outcomes for this matter, the Company has recorded an estimated provision of $3.9 million in its operating results for the quarter ended September 29, 2007 as a contingent liability, which is included in accrued expenses in the accompanying consolidated balance sheet. Due to the early stage of this analysis, the ultimate outcome could materially differ from the Company’s estimate. During the third quarter 2007, the Company modified its processes to ensure that its Twisted Tea products will satisfy both approaches to determining compliance with the regulations going forward.
Volume. Total shipment volume increased by 10.2% to 476,000 barrels for the three months ended September 29, 2007, as compared to 432,000 barrels for the three months ended September 30, 2006. Shipment volume for the non-core products decreased by 4,600 barrels to 3,600 barrels. Shipment volume for the core brands increased by 11.2% to 472,000 barrels, due primarily to increases in the Samuel Adams® brand family offset by double-digit declines in the Twisted Tea® brand family shipments. The growth in the Samuel Adams® brand family shipments was driven by double-digit growth rates in Samuel Adams® Seasonal, Sam Adams Light®, and Samuel Adams® Brewmaster’s Collection.
Shipments to date and orders in-hand suggest that core shipments for the full year of 2007 could be up approximately 15%. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core brands for the third quarter of 2007 increased by approximately 15.6% over the same period in 2006. The Company believes that inventories at wholesalers at September 29, 2007 were at appropriate levels.
Net Selling Price. The selling price per barrel for core brands increased by 4.8% to $185.81 per barrel for the three months ended September 29, 2007, as compared to $177.35 for the same period last year, prior to consideration of the provision for excise taxes related to the TTB audit. This increase in net revenue per barrel is due to price increases implemented in the first quarter as well as fewer returns compared to the same period in 2006, offset by a shift in package mix from cases to kegs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Gross profit. Gross profit for core brands was $90.97 for the three months ended September 29, 2007, as compared to $101.98 for the three months ended September 30, 2006. Gross profit for core brands, prior to consideration of the provision for excise taxes related to the TTB audit, was $99.30 per barrel for the three months ended September 29, 2007, as compared to $101.98 for the three months ended September 30, 2006. Gross margin for core brands, prior to consideration of the provision for excise taxes related to the TTB audit, was 53.4% for the three months ended September 29, 2007, as compared to 57.4% for the three months ended September 30, 2006. The decrease in gross profit per barrel and gross margin is primarily due to an increase in cost of goods sold per barrel partially offset by price increases.
Cost of goods sold for core brands increased by $10.95 per barrel to $86.51 per barrel and was 46.6% as a percentage of net revenue for the three months ended September 29, 2007, as compared to $75.56 per barrel and 42.6% as a percentage of net revenue for the three months ended September 30, 2006, prior to consideration of the provision for excise taxes related to the TTB audit. The increase is due primarily to higher package material and ingredient costs and the costs of a temporary shut down of the Company’s Cincinnati facility for maintenance, offset by a favorable shift in package mix. The Company expects most of the cost pressures on package material and ingredient costs to continue during the remainder of the year.
The Company experienced some issues at the brewery it owns in Cincinnati, Ohio during the summer. These issues were caused, at least in part, by the extensive demand on this facility created by the Company’s growth. These issues added costs, produced service levels below the Company’s expectations, presented challenges for maintaining the facility to the Company’s quality standards, and in some cases required the Company to hold or destroy product which did not meet these standards. During the third quarter, the Company shut the brewery down for preventative maintenance and process improvements, incurring unplanned costs. The Company anticipates making further investments in the Cincinnati, Ohio brewery over the next three years to ensure a more reliable, efficient operation. The exact future cost impact of these issues cannot currently be estimated until the Company has fully evaluated all the improvements needed.
Based on current cost increase knowledge and pricing expectations, 2007 full year gross margin as a percent of net revenue could be down three to four percentage points below full year 2006 levels.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.1 million, or 10.4%, to $33.0 million for the three months ended September 29, 2007, as compared to $29.9 million for the three months ended September 30, 2006. The increase is primarily due to increases in advertising and promotion costs and freight costs to wholesalers. Advertising, promotional and selling expenses for core brands were 37.6% of net revenue, or $69.82 per barrel, for the three months ended September 29, 2007, as compared to 39.7% of net revenue, or $70.55 per barrel, for the three months ended September 30, 2006. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
The Company conducts certain advertising and promotional activities in the wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These contributions are included in the Company’s statement of operations as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets if changes occur in these promotional contribution arrangements, depending on the industry and market conditions.
General and administrative. General and administrative expenses increased by $1.2 million, or 22.2%, to $6.6 million for the three months ended September 29, 2007, as compared to $5.4 million for the same period last year. The increase primarily reflects increases in salary and benefit costs and consulting fees relating to the Company’s various brewery projects, partially offset by a decrease in rent and utilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Total other income, net. Total other income, net, increased by $0.2 million to $1.3 million for the three months ended September 29, 2007 primarily due to higher interest rates earned on increased average cash and investment balances during the third fiscal quarter of 2007 as compared to the same period in 2006.
Provision for income taxes. The Company’s reported effective tax rate decreased to approximately 35.4% for the three months ended September 29, 2007 from 36.7% for the same period last year. This decrease in the effective tax rate is due to a decrease in state income taxes due related to a settlement of a state income tax audit. The Company expects the effective tax rate to be approximately 40.5% for the full year 2007.
Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006
Net revenue. Net revenue increased by $37.4 million or 17.6% to $249.5 million for the nine months ended September 29, 2007 from $212.1 million for the nine months ended September 30, 2006. The increase is primarily due to an increase in shipment volume of the Company’s core brands and an increase in net revenue per barrel for core products, offset by the $3.9 million provision for excise taxes related to the TTB audit.
Volume. Total shipment volume increased by 16.7% to 1.4 million barrels for the nine months ended September 29, 2007 as compared to 1.2 million for barrels the same period 2006. Shipment volume for core brands also increased by 16.7% to 1.4 million barrels for the nine months ended September 29, 2007 as compared to 1.2 million barrels in the same period 2006. The increase in core shipment volume was due primarily to increases in the Samuel Adams® brand family, offset by declines in the Twisted Tea® brand family shipments. Contract shipment volume decreased by 3,800 barrels for the first nine months of 2007 over the same period last year.
Selling Price. The net revenue per barrel for core brands increased by approximately 1.7% to $182.69 per barrel for the nine months ended September 29, 2007 as compared to the prior year. This increase in net revenue per barrel is due to price increases implemented in the first quarter, offset by the $3.9 million provision for excise tax related to the TTB audit and a shift in package mix from cases to kegs.
Gross profit. Gross profit for core brands was $99.91 per barrel for the nine months ended September 29, 2007, as compared to $104.72 for the nine months ended September 30, 2006. Gross margin for core products was 54.7% for the first nine months of 2007, as compared to 58.2% for the same period in 2006. The decrease in gross profit per barrel and gross margin is primarily due to an increase in cost of goods sold per barrel and the provision for excise tax related to the TTB audit, partially offset by price increases.
Cost of goods sold for core products increased by 10.3% or $7.72 per barrel to $82.78 per barrel for the nine months ended September 29, 2007, as compared to $75.06 per barrel for the same period last year. The increase is due primarily to higher package material and ingredient costs offset by a slight shift in package mix.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $7.4 million, or 8.7% to $92.1 million for the nine months ended September 29, 2007, as compared to $84.7 million for the nine months ended September 30, 2006. Advertising, promotional and selling expenses for core brands were 36.6% of net revenue, or $67.86 per barrel, for the nine months ended September 29, 2007, as compared to 40.2% of net revenue, or $72.30 per barrel, for the nine months ended September 30, 2006. This increase was a result of increases in advertising and promotional costs, freight costs to wholesalers, and sales force salary and benefit costs.
General and administrative. General and administrative expenses increased by 14.6% or $2.3 million to $18.0 million for the nine months ended September 29, 2007 as compared to $15.7 million for the same period last year. The increase in general and administrative expenses is primarily due to an increase in salary and benefit costs and depreciation related to the leasehold improvements at the new corporate headquarters, partially offset by a decrease in rent and utilities expenses.
Write-off of Brewery Costs. During the second quarter 2007, the Company incurred a $3.4 million write-off of capitalized costs related to the Freetown, Massachusetts brewery project. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo North America resulted in the Contract of Sale for the brewery owned by Diageo in Lehigh Valley, Pennsylvania.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Other income, net. Other income, net, increased by $1.0 million to $3.7 million for the nine months ended September 29, 2007 as compared to the same period ended September 30, 2006. This increase is due to higher interest earned on cash balances due to higher interest yields in the Company’s investment portfolio and a higher average cash balance in 2007.
Provision for income taxes. The Company’s reported effective tax rate increased to approximately 40.3% for the nine months ended September 29, 2007 from 38.5% for the same period last year. The increase in the effective tax rate, as compared to the prior year, is due to a true-up in federal income taxes related to prior periods, partially offset by a decrease in state income taxes due to the settlement of a state tax audit.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $8.5 million to $71.6 million as of September 29, 2007 from $63.1 million as of December 30, 2006. For the nine months ended September 29, 2007, the increase in cash and cash equivalents was mainly due to net income of $15.7 million and proceeds from the exercise of stock options of $3.2 million offset by capital expenditures of $20.7 million primarily related to the Freetown land purchase and brewery project, keg purchases to support volume growth, the proposed Lehigh Valley brewery acquisition, and other brewery equipment.
Cash flows provided by operating activities were $23.7 million and $23.4 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Cash provided by operating activities were essentially flat, compared to the same period in 2006, due to the write-off of brewery costs offset by the sales of short-term investments.
Cash flows used in investing activities increased by $13.0 million, comparing the nine months ended September 29, 2007 to the same period in 2006, due to higher capital expenditures, primarily the Freetown land purchase, keg purchases to support volume growth, the proposed Lehigh Valley brewery acquisition, and purchases of other brewery equipment.
The Company continues to pursue its strategy of combining brewery ownership with brewing at breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the Company to take advantage of the excess capacity at those breweries, providing the Company flexibility, quality and cost advantages over its competitors while maintaining full control over the brewing process. As the number of available breweries declines, the risk of disruption increases, and the benefits of the brewing strategy of ownership versus brewing at facilities owned by others changes. As previously reported, the Company has entered into a Contract of Sale to purchase from Diageo North America, Inc. a brewery located in Lehigh Valley, Pennsylvania for $55 million. The Company has completed the due diligence phase and currently believes, based on information available to it, that restarting the brewhouse and completing other necessary upgrades to the brewery may cost between $60 million and $110 million. The Company intends to proceed with the purchase. The Company had been assessing the viability of constructing a brewery in the Northeast in Freetown, Massachusetts, but as the probability of proceeding on this site decreased due to entering into the Contract of Sale with Diageo for the Lehigh Valley, Pennsylvania brewery, the Company determined that it was appropriate to write off $3.4 million, the amount capitalized through June 30, 2007 on the Massachusetts brewery project, in the second quarter of 2007. In August 2007, the Company purchased the land in Freetown, Massachusetts for $6.0 million in the event the result of the due diligence on the Lehigh Valley, Pennsylvania brewery proved unsatisfactory, and now intends to evaluate appropriate uses for this land given the Company’s decision to proceed with the Lehigh Valley, Pennsylvania purchase.
During the second quarter, the Company began brewing and packaging some of its beer in Latrobe, Pennsylvania under an agreement with a wholly-owned subsidiary of City Brewing Company, LLC. The Company has invested in Latrobe to upgrade the brewery to provide for Samuel Adams’ traditional brewing process, use of proprietary yeasts and extended aging time, and beer bottling and kegging. The Company has been experiencing some issues at the brewery it owns in Cincinnati, Ohio due, at least in part, to the extensive demand on this facility created by our growth. These issues have added costs, produced service levels below the Company’s expectations, presented challenges for maintaining the facility to the Company’s quality standards, and in some cases has required the Company to hold or destroy product which did not meet these standards. During the third quarter, the Company shut the brewery down for preventative maintenance and process improvements incurring unplanned costs, and anticipates making further investments over the winter. While the Company has and will continue to shut down the Cincinnati brewery periodically to deal with issues as they arise, the addition of production at the Latrobe brewery has and should allow the Company greater flexibility to make the improvements the Company needs at its Cincinnati brewery through these periodic shutdowns, while still maintaining overall production output that meets drinker demand and the Company’s service and quality standards. The exact future cost impact of these issues cannot currently be estimated until the Company has fully evaluated all the improvements needed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
During the nine months ended September 29, 2007, the Company’s cash was primarily invested in high-grade taxable and tax-exempt money market funds and high-grade municipal auction rate securities with geographic diversification and short-term maturities. The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment, and minimize expenses associated with the selection and management of investment securities.
Cash flows provided by financing activities was $5.4 million for the nine months ended September 29, 2007 as compared to cash flow used by financing activities of $0.4 million for the same period last year, primarily due to no repurchases of the Company’s Class A Common Stock.
During the nine months ended September 29, 2007, the Company did not repurchase any of its Class A Common Stock. Through November 2, 2007, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million, and had $7.4 million remaining on the $100.0 million Stock Repurchase Program set by its Board of Directors. As of November 2, 2007, the Company had 10.3 million shares of Class A Common Stock and 4.1 million shares of Class B Common Stock outstanding. The Company continues to evaluate the best way to utilize its excess cash balance, and absent significant capital needs for its production strategy, may continue the Stock Repurchase Program within the parameters set by the Board of Directors.
With working capital of $91.0 million and $20.0 million in unused credit facilities as of September 29, 2007, the Company believes that its cash flows from operations and existing resources should be sufficient to meet the Company’s short-term and long-term operating and capital requirements, based on its current projections of capital expenditures in 2007. In a revision to previous estimates, the Company now estimates total capital expenditures, absent new significant brewery investments in 2007, to be between $35 and $48 million, primarily driven by purchase and capital requirements of the Lehigh Valley, Pennsylvania brewery and the need to purchase additional kegs to support its draft business. Keg purchases are higher than planned due to faster volume growth rates, higher cooperage costs, and potentially higher keg losses. This revised estimate also includes the purchase of the land in Freetown, Massachusetts, additional required investments in the Cincinnati, Ohio brewery and an investment between $3 million and $4 million in the Latrobe Brewery to support the restarting of the historic brew house and modifications to accommodate the Company’s beers. The broad range of this estimate reflects uncertainty as to timing of specific projects related to the Lehigh Valley, Pennsylvania brewery. This capital expenditure estimate reflects the best information available to the Company and could change significantly. The Company has spent $20.7 million in the nine month period ended September 29, 2007.
The Company’s $20.0 million credit facility is set to expire on March 31, 2008. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2007 Outlook
The Company now expects 2007 earnings per diluted share to be between $1.40 and $1.65, after accounting for the asset write-off in the second quarter, the provision for the excise taxes related to the TTB audit and including expenses related to the purchases of the Lehigh Valley, Pennsylvania brewery, but absent any significant change in currently planned levels of brand support and not including any additional provisions related to the TTB audit. The Company’s ability to achieve this type of earnings growth is dependent on its ability to continue to achieve its target for volume, pricing and costs.
2008 Outlook
Based on current information, in 2008 the Company is facing overall production cost increases between 10% and 14% over full year 2007, which are driven primarily by malt and barley cost increases, glass cost increases driven by energy costs and the costs of executing the startup of the Lehigh Valley, Pennsylvania brewery. These cost increases will be somewhat offset by price increases, but we anticipate that 2008 gross margin could be down 2 to 4 percentage points below full year 2007. The Company continues to pursue cost savings initiatives and pricing opportunities and hopes to preserve its economics to allow for continued support of its brands with appropriate investment in order to grow volume and earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company currently estimates total capital expenditures in 2008 to be between $90 million and $130 million, most of which relates to investments in the Lehigh, Pennsylvania brewery including the $45 million in purchase price due under the Contract of Sale in 2008. The wide range is indicative of the multi-year capital plan for that Brewery and some uncertainty that the Company will complete all the anticipated projects in 2008, and the actual amount spent could be different from these estimates. This amount is exclusive of any other major investments that result from the Company’s evaluation of its long term production strategy. The Company’s capital investment would be significantly higher if other major brewery investment projects were initiated. The Company currently believes that financing will be available to fund these investments but has no guarantee that financing will be available or any guarantee of the terms and conditions of such potential financing.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
During the third quarter 2007, the Federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) performed a routine audit of the Company’s Cincinnati brewery. While the Company has not been formally notified of the TTB’s findings, the TTB has shared some initial analysis that leads the Company to anticipate that the TTB will dispute the Company’s regulatory and tax treatment of certain of its 2006 and 2007 shipments of Twisted Tea products. The Company believes that the TTB could assert that these shipments were not classified consistent with TTB regulations that took effect on January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company expects to enter into discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance. Based on information available to it, the Company currently estimates that the likely range of potential expense at this time is between $3.9 million and $9.3 million, after considering amounts the Company has previously paid. As a result of information collected to date and its assessment of likely outcomes for this matter, the Company has recorded an estimated provision of $3.9 million in its operating results for the quarter ended September 29, 2007 as a contingent liability, which is included in accrued expenses in the accompanying consolidated balance sheet. Due to the early stage of this analysis, the ultimate outcome could materially differ from the Company’s estimate. During the third quarter 2007, the Company modified its processes to ensure that its Twisted Tea products will satisfy both approaches to determining compliance with the regulations going forward.
Off-balance Sheet Arrangements
At September 29, 2007, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
On March 28, 2007, the Company entered into a Brewing Services Agreement (the “Latrobe Agreement”) with CBC Latrobe Acquisition, LLC (“CBC”), a Pennsylvania limited liability company whose sole member is City Brewing Company, LLC of Lacrosse, Wisconsin (“City Brewing”). Under the Latrobe Agreement, the Company will be able to brew and package certain of its products at the brewery located in Latrobe, Pennsylvania that was acquired by CBC in 2006. Pursuant to the Latrobe Agreement, CBC will ensure that a certain minimum capacity will be available to the Company throughout the term of the Latrobe Agreement. The Company has committed to minimum production levels at the brewery during the 2007 and 2008 calendar years. As a material part of the Latrobe Agreement, the Company will purchase equipment to be installed at the brewery in Latrobe for upgrades to the brew house, storage of the Company’s proprietary yeasts, and packaging of the Company’s products. Under the Latrobe Agreement, CBC will be able to purchase such equipment from the Company at or prior to the end of the initial term of the Latrobe Agreement at the amortized value of such equipment. City Brewing, with whom the Company currently has a brewing services agreement with respect to production at City Brewing’s brewery located in Lacrosse, Wisconsin, has guaranteed the performance of the Agreement by CBC. The expected capital expenditures related to the Latrobe Agreement are between $3 million and $4 million of which approximately $2.1 million has been spent as of September 29, 2007.
On August 1, 2007, the Company entered into a Contract of Sale (the “Contract of Sale”) with Diageo North America, Inc. (“Diageo”) to purchase the brewery owned by Diageo located in Upper Macungie Township in Lehigh Valley, Pennsylvania (the “Lehigh Valley Brewery”) for a purchase price of $55 million. As of October 30, 2007, the Company has completed the due diligence phase, has paid a total deposit of $10 million and expects to close on the purchase of the Lehigh Valley Brewery in June 2008, barring any unforeseen circumstances. It is anticipated that most, if not all, of Diageo’s current employees at the facility shall become employees of the Company upon the completion of the purchase.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Between October 30, 2007 and the closing, the Company intends to upgrade and renovate the Lehigh Valley Brewery, as provided by the Contract of Sale, with Diageo continuing its operations of the facility during the transition. The Company anticipates that the Lehigh Valley Brewery will require substantial investment and renovation in order to brew the Company’s Samuel Adams® craft beers and believes the facility will be partially operational for its brands during the summer of 2008. The total capital expenditure plan for the Lehigh Valley Brewery over the next few years is estimated to be between $60 million and $110 million, in addition to the purchase price of $55 million. It is estimated that after this investment, the Lehigh Valley Brewery will have annual production capacity of approximately 1.4 million barrels, with the potential for additional expansion. As of September 29, 2007, the Company has spent $1.1 million of this capital plan.
As a part of the purchase and sale arrangement, Diageo and the Company also entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company has agreed to blend and package the Diageo products currently being produced at the Brewery by Diageo. The Packaging Services Agreement will take effect on the date on which the Company purchases the Lehigh Valley Brewery which is expected to be in June 2008 and will have a term of approximately two years. It is anticipated that the volume of Diageo products being produced at the Lehigh Valley Brewery will decline over the term, while, at the same time, the volume of the Company’s products being produced there will increase.
On October 23, 2007, the Company entered into an Alternation Agreement (the “New Miller Agreement”) with Miller Brewing Company (“Miller”), which will allow the Company to continue to brew and package certain of its products at Miller’s brewery located in Eden, North Carolina. The New Miller Agreement will take effect on November 1, 2008 upon the expiration of the current brewing services agreement with Miller. Under the New Miller Agreement, Miller will ensure that a certain minimum capacity will be available to the Company throughout the term in exchange for a non-refundable annual reservation fee to be paid by the Company. The initial reservation fee is due to be paid in the third quarter of 2008. In contrast to the current brewing services agreement with Miller, under the New Miller Agreement the Company will pay all freight costs for shipping product to its distributors.
On November 2, 2007, the Company entered into a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”). The Agreement, which takes effect on January 1, 2009, calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati brewery and its Lehigh Valley brewery, if the acquisition of that brewery is consummated, and also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the nine month period ended September 29, 2007.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS No. 157 in the first quarter of 2008. The Company is in the process of evaluating the impact of SFAS No. 157 on its 2008 consolidated financial position, operations and cash flows.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value, at specified election dates under its fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 in the first quarter of 2008. The Company is in the process of evaluating the impact of SFAS No. 159 on its 2008 consolidated financial position, operations and cash flows.
In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), by providing guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, which the Company adopted as of December 31, 2006. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
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
Item 4. CONTROLS AND PROCEDURES
As of September 29, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company, along with numerous other beverage alcohol producers, has been named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contains substantially the same allegations that each defendant marketed its products to under-age drinkers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. The Company has been defending this litigation vigorously. Two of the complaints have been withdrawn by the plaintiffs and all of the other active complaints have been dismissed with prejudice. However, the plaintiffs have appealed each of those dismissals. On July 17, 2007, the U.S. Court of Appeals for the Sixth Circuit vacated the orders of two of the district courts and remanded the cases with instructions to dismiss them for lack of jurisdiction. The plaintiff in one of those cases has filed a Petition for Writ of Certiorari with the U.S. Supreme Course. Further, on October 25, 2007, the Court of Appeals of the State of Wisconsin affirmed the lower court’s decision in the class action suit filed in that state. The remaining appeal is still pending in the U.S. Fourth Circuit Court and it is not possible at this time to determine its likely outcome, or the likely outcome of the appeal filed with the U.S Supreme Court, or the impact on the Company.
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
In July 2005, Royal Indemnity Company, successor in interest to RICA and its affiliate (“Royal”), filed a complaint in New York seeking declaratory judgment that Royal owes no duty to defend or indemnify the Company in five underlying actions filed in states other than Ohio, which was dismissed in November 2005. In August 2005, the Massachusetts Bay Insurance Company (‘MBIC’), the Company’s liability insurer for parts of 2004 and 2005, filed a complaint in Massachusetts seeking declaratory judgment that MBIC owes no duty to defend or indemnify the Company in the underlying actions filed during the policy period and that MBIC owes no duty to contribute to any obligation of Royal to defend or indemnify the Company as to those underlying actions. Royal joined in the MBIC action with its own declaratory judgment claim that it owes no duty to defend the Company in the five underlying actions filed in states other than Ohio. In December 2006, the Massachusetts court denied motions by Royal and MBIC for summary judgment, resulting in declaration that those insurers do have a duty to defend the Company with respect to the five underlying actions at issue in the Massachusetts case. Both Royal and MBIC have appealed this judgment.
The Company continues to believe that it has meritorious defenses to the underlying class actions and that it is entitled to insurance coverage of its defense costs with respect to those which belief has been confirmed thus far by every court to rule on these issues. However, the Company is not able to predict at this time the ultimate outcome of these insurance coverage disputes.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of November 2, 2007, the Company has repurchased a cumulative total of approximately 7.8 million shares of its Class A Common Stock for an aggregate purchase price of $92.6 million and had $7.4 million remaining on the $100.0 million share buyback expenditure limit.
During the nine months ended September 29, 2007, the Company repurchased 2,287 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

December 31, 2006 to February 3, 2007	—	$—	—	$7,396,644
February 4, 2007 to March 3, 2007	—	—	—	7,396,644
March 4, 2007 to March 31, 2007	268	12.61	—	7,396,644
April 1, 2007 to May 5, 2007	560	14.97	—	7,396,644
May 6, 2007 to June 2, 2007	322	17.15	—	7,396,644
June 3, 2007 to June 30, 2007	196	19.96	—	7,396,644
July 1, 2007 to August 4, 2007	—	—	—	7,396,644
August 5, 2007 to September 1, 2007	941	17.04	—	7,396,644
September 2, 2007 to September 29, 2007	—	—	—	7,396,644

Total	2,287	$16.28	—	$7,396,644

All shares purchased during the current period represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of November 2, 2007, the Company had 10.3 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On July 31, 2007, the holder of all of the Company’s Class B Common Stock approved the actions taken by the Company’s Compensation Committee and Board of Directors with respect to the grant of an option to Martin F. Roper to purchase 180,000 shares of Registrant’s Class A Common Stock at the fair market value of such stock as of August 13, 2007. On October 29, 2007, Class B Stockholder appointed Gregg A. Tanner as a Class B Director of the Company to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified.
Item 5. OTHER INFORMATION
Not Applicable

Item 6. EXHIBITS

Exhibit No.	Title

*+10.58	Contract of Sale dated August 1, 2007 between Diageo North America, Inc. and Boston Beer Corporation, including the Packaging Services Agreement of even date attached thereto as Exhibit H.

11.1	The information required by Exhibit 11 has been included in Note E of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: November 6, 2007
/s/ Martin F. Roper

Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2007
/s/ William F. Urich

William F. Urich
Chief Financial Officer
(principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Title

*+10.58	Contract of Sale dated August 1, 2007 between Diageo North America, Inc. and Boston Beer Corporation, including the Packaging Services Agreement of even date attached thereto as Exhibit H.

11.1	The information required by Exhibit 11 has been included in Note E of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.