Form 10-K
period 2007-12-29
BOSTON BEER CO INC
filed 2008-03-13
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $288,823,192 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 30, 2007). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 7, 2008, there were 9,721,566 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting to be held on May 23, 2008 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K
For The Period Ended December 29, 2007

		Page

PART I.
Item 1.	Business	2-11
Item 1A.	Risk Factors	11-18
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19-20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	36-65
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	66
Item 9A.	Controls and Procedures	66-67
Item 9B.	Other Information	68

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	68
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68
Item 13.	Certain Relationships and Related Transactions	69
Item 14.	Principal Accountant Fees and Services	69

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	69-73
Signatures		74
Ex-10.59 Alternation Agreement, dated October 23, 2007
Ex-10.60 Glass Bottle Supply Agreement, dated November 2, 2007
Ex-10.61 Amendment to Production Agreement, effective December 13, 2007
Ex-14.2 Restated Code of Business Coduct and Ethics, effective August 1, 2007
Ex-21.5 List of Subsidiaries
Ex-23.1 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and the sixth largest brewer overall in the United States. In fiscal 2007, Boston Beer sold 1,848,000 barrels of its proprietary products (“core brands”) and brewed 28,000 barrels under contract (“non-core products”) for third parties.

During 2007, the Company sold over twenty beers under the Samuel Adams® or the Sam Adams® brand names, five flavored malt beverage products under the Twisted Tea® brand name, and one hard cider product under the HardCore® Cider brand name. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Cincinnati, Ohio (the “Cincinnati Brewery”) and Boston, Massachusetts (the “Boston Brewery”). During 2007, the Company brewed certain products under contract at breweries located in Eden, North Carolina, Rochester, New York, Latrobe, Pennsylvania and La Crosse, Wisconsin.

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Beer Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production and advertising. This shift towards mass-produced beers has coincided with consolidation in the beer industry. Today, three major brewers (Anheuser-Busch, Inc., SABMiller PLC (“SABMiller”) and Molson Coors Brewing Company (“Molson Coors”)) comprise over 95% of all United States domestic beer production, excluding imports. During 2007, SABMiller and Molson Coors announced the intent to combine their United States operations into a joint venture, which would further consolidate the industry, and are currently awaiting the result of government review. Further, these major brewers have all entered the Better Beer category recently, either by developing their own beers, acquiring, in whole or part, existing craft brewers, or by importing and distributing foreign brewers’ brands.

The Company’s beer products are primarily positioned in the “Better Beer” category of the beer industry, which includes craft (small, independent and traditional) brewers as well as specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only the imports Corona® and Heineken®. The Company estimates that the Better Beer category grew 2 to 3% in 2007 and that the Craft Beer category grew approximately 12%, while the beer industry as a whole grew 1 to 2%. The Company believes that the Better Beer category is approximately 19% of United States beer consumption.

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

The Company’s Twisted Tea® product line competes primarily within the flavored malt beverage (“FMB”) category of the beer industry. FMB’s, such as Twisted Tea®, Smirnoff Ice®, BacardiSilver® and Mike’s Hard Lemonade®, are flavored malt beverages that are typically priced competitively with Better Beers. The Company believes that the FMB category comprises approximately 2% of United States beer consumption. The Company believes that the FMB category was down slightly in 2007.

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

The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, and receives limited promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong drinker following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® brand in these markets and expand into new markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of significant continuing styles as of December 29, 2007:

Year First Introduced

Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® White Ale	1997
Brewmaster’s Collection
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Honey Porter	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Pale Ale	1999
Samuel Adams® Hefeweizen	2003
Samuel Adams® Black Lager	2005
Samuel Adams® Brown Ale	2006
Limited Edition Beers
Samuel Adams® Triple Bock®	1994
Samuel Adams Utopias®	2001
Samuel Adams® Chocolate Bock	2003
Samuel Adams® Imperial Pilsner	2005
Flavored Malt Beverages
Twisted Tea® Hard Iced Tea	2001
Twisted Tea® Raspberry Hard Iced Tea	2001
Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea® Peach Hard Iced Tea	2005
Twisted Tea® Light	2007
Hard Cider
HardCore® Crisp Hard Cider	1997

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2007, Samuel Adams® Cranberry Lambic, Samuel Adams® Old Fezziwig® Ale and Samuel Adams® Holiday Porter were brewed and included in the Samuel Adams® Winter Classics variety pack, and Samuel Adams® Scotch Ale was brewed and included in the Samuel Adams® Brewmaster’s Collection Mix Pack.

The Company continually evaluates the performance of its various beers, flavored malt beverages, and hard cider styles and the rationalization of its product line, as a whole.

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams® drinker to try new styles of malt beverages. To that end, the Company continually test brews different beers and occasionally sells them in market under various brand labels for evaluation of drinker interest. The Company also promotes an annual LongShot® American Homebrew Contesttm whereby Samuel Adams® drinkers and employees of the Company submit homebrews for inclusion in the LongShot® six-pack in the following year. During 2007, the Company created and introduced the new Samuel Adams Boston Lager® pint glass, the first glass specifically designed to showcase the beer as the brewers intended, delivering the optimum full-flavored taste and aroma of Samuel Adams Boston Lager®.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 400 wholesale distributors, who then sell to retailers such as pubs, restaurants, grocery chains, package stores, stadiums and other retail outlets. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the consumer’s business, competes with other brewers for a share of the distributor’s attention, time and selling efforts. The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean and the Pacific Rim. During 2007, the Company’s largest distributor accounted for approximately 4% of the Company’s net sales. The top three distributors accounted for approximately 10%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors.

The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog. During 2007, Boston Beer sold its products through a sales force in excess of 200 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley, and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns, primarily television, radio, billboards and print. These media efforts are complemented by participation in sponsorships of cultural and community events, local beer festivals, industry-related trade shows, and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs, and menu stands) designed to stimulate impulse sales and continued awareness.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt.  The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada. In 2007, the barley crop in the United States and Canada was below average when compared with ten-year averages overall, with below average output in terms of quality of crop in the United States and average to slightly below average in terms of quality in Canada. The 2007 crop was purchased at prices significantly higher than previous years due to changes in exchange rates, reduced crop yields in a number of markets and increased demand due to increased demand from other uses for the barley. The Company purchased most of the malt used in the production of its beer from one major supplier during 2007. The Company believes that there are other malt vendors available that are capable of supplying its needs.

Hops.  The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for growing hops with superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. The contracts with the hop dealers are denominated in Euros for the German hops and in Pounds Sterling for the English hops. The Company does not currently hedge these forward currency commitments. The crops harvested in 2007 were below historical averages in terms of both quality and quantity for all hop varieties from Germany and the UK and the Company expects to receive significantly less hops than were contracted for. While the Company’s goal is to maintain approximately one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, the Company’s current hop inventory is lower than it would like and any further years of under delivery could require the Company to evaluate other hops sources or result in the Company being unable to meet demand for its beers. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

Yeast.  The Company maintains a supply of proprietary strains of yeast used in its breweries and supplies them to the breweries owned by others where its beers are made. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains secure supplies in several locations and the strains are stored and protected at an outside laboratory. In addition, the breweries under contract with the Company maintain a supply of the yeasts that are reclaimed from the batches of brewed beer. These brewers are obligated by their contracts to use the Company’s proprietary strains of yeasts only for the brewing of the Company’s beers and such yeasts cannot be used without the Company’s approval to brew any other beers produced at the respective breweries.

Other Ingredients.  The Company maintains competitive sources for the supply of other ingredients used in some of its specialty malt-based and cider products.

Packaging Materials.  The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers and crowns. The Company enters into limited term supply agreements with certain vendors in order to receive preferential pricing. Historically, glass and labels were each supplied by a single source, although the Company believes that alternative suppliers are available. In 2007, the Company entered into a long term supply agreement with Anchor Glass Container Corporation (“Anchor”) that calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati Brewery and Lehigh, Pennsylvania Brewery (the “Pennsylvania Brewery”), if the acquisition of that brewery is consummated, beginning January 1, 2009. The agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.

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

Quality Assurance

As of December 29, 2007, the Company employed twelve brewmasters to monitor the Company’s brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage and Hardcore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

In order to ensure that its customers enjoy only the freshest beer, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

Historically, the Company has pursued a strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts and the Company currently has brewing services arrangements with Miller Brewing Company, High Falls Brewing Company, LLC and City Brewing Company, LLC to produce its products at breweries in Eden, North Carolina, Rochester, New York, and Latrobe, Pennsylvania and La Crosse, Wisconsin, respectively. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its non-owned brewing arrangements, the Company is charged a per unit rate for its products that are produced at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

During 2007, the Company began brewing and packaging some of its beer in Latrobe, Pennsylvania (“Latrobe”) under an agreement with a wholly-owned subsidiary of City Brewing Company, LLC (the “Latrobe Agreement”). The Company has invested in Latrobe to upgrade the brewery to provide for Samuel Adams’ traditional brewing process, use of proprietary yeasts and extended aging time, and beer bottling and kegging. Also during 2007, the Company entered into an Alternation Agreement (the “New Miller Agreement”) with Miller Brewing Company (“Miller”), which will allow the Company to continue to brew and package certain of its products at Miller’s brewery located in Eden, North Carolina commencing November 1, 2008, following the expiration of the current brewing services agreement with Miller. Under the New Miller Agreement, Miller will ensure that a certain minimum capacity will be available to the Company throughout the term in exchange for a non-refundable annual reservation fee to be paid by the Company. In contrast to the current brewing services agreement with Miller, under the New Miller Agreement the Company will pay all freights costs for shipping products to its distributors from Eden, North Carolina.

The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as quality and cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. As the number of available breweries declines, the risks of disruption increases, and the dynamics of the brewery strategy of ownership versus brewing in non-owned breweries changes. The Company believes that in the future, a strategy involving more ownership could produce some improvement in operating and freight costs and greater security of supply, but at a greater cost due to ownership and maintenance of fixed assets, as well as a greater investment in skills and capabilities in order to manage and operate those fixed assets.

In 2007, the Company invested over $2.4 million in property, plant and equipment at the Cincinnati Brewery in order to maintain the facilities and improve efficiencies. The Company brewed approximately 35% of its volume at the Cincinnati Brewery in 2007. While the Cincinnati Brewery produces all of the Company’s beer styles, it is the primary brewery for the production of most of the Company’s specialty and lower volume beers and hard cider production, as well as most of the flavored malt beverage production. The Company is evaluating further capital investments in the Cincinnati Brewery to improve the brewery’s capacity, economics, capability and flexibility, as both an alternative and a complement to the Company’s other brewery options.

During the third quarter of 2007, the Company entered into a Contract of Sale to purchase from Diageo North America, Inc. the Pennsylvania Brewery for $55 million. During the fourth quarter of 2007, the Company completed its due diligence phase and paid the balance of a total deposit of $10 million. The Company expects to close on the purchase of the Pennsylvania Brewery and pay the remaining $45 million of the purchase price in June 2008, barring any unforeseen circumstances. The Company anticipates that the Pennsylvania Brewery will require substantial investment and renovation in order to brew the Company’s Samuel Adams® Craft Beers. In addition to the purchase price of $55 million, the Company expects to have spent between $45 million and $55 million in capital improvements and due diligence by the end of 2008. The Company anticipates spending a further $10 million to $15 million in 2009 to get the facility in a position to brew and package up to 1.4 million barrels of the Company’s beers. The Company has also identified a further $25 million to $35 million of projects which appear to have attractive return on investment or address increased capabilities that the Company may choose to make during the next few years. If the Company decides to expand the capacity of the Pennsylvania Brewery beyond 1.4 million barrels, additional capital would be needed. As of December 29, 2007, the Company has spent $2.1 million of this capital plan. The Company currently expects that the facility will be partially operational for its brands during the summer of 2008.

The Company had previously been contemplating the construction of a brewery in Freetown, Massachusetts. As the probability of proceeding on this site decreased due to entering into the Contract of Sale with Diageo for the Pennsylvania Brewery, the Company determined that it was appropriate to write off in the second quarter of 2007 the $3.4 million that had been capitalized through June 30, 2007 on the Massachusetts brewery project. In August 2007, the Company purchased the land in Freetown, Massachusetts for $6.0 million as protection against the possibility that the results of the due diligence on the Pennsylvania Brewery might prove unsatisfactory. The Company has now concluded it will proceed with the Pennsylvania Brewery purchase, and in February 2008, placed the land in Freetown, Massachusetts on the market.

The Company uses the Boston Brewery to develop new types of innovative and traditional products and to supply, in limited quantities, beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. All of the Company’s products are produced at the Boston Brewery in the course of each year.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Potential disruptions include quality issues, financial stability, contractual disputes or operational shut downs. As the brewing industry has consolidated, the financial stability of the breweries where the Company brews has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers with similar pricing and target customers and gains in market share achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their fourth successive year of growth in 2007. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States. These import competitors may have substantially greater financial resources, marketing strength and distribution networks than the Company. Large domestic brewers have also developed, or are developing, niche brands within the Better Beer category, have acquired interests in or are exploring ownership or partnerships with small brewers to compete with craft brewers, and/or have acquired interests in import brands to compete with imported beers.

The Company also competes with other alcoholic beverages for drinker attention and consumption. In recent years, wines and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up and position our beers competitively with wine and spirits.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf and tap space. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and drinker promotions, pricing, packaging, and the development of new products.

The Company distributes its products through independent distributors who may also distribute competitors’ products. Certain brewers have contracts with their distributors that impose requirements on distributors that are intended to maximize the wholesalers’ attention, time and selling efforts on that brewer’s products. These contracts generally result in increased competition among brewers as the contracts may affect the manner in which a distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its distributor network and works to develop programs and tactics intended to best position its products in the market.

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

The Company’s Twisted Tea® products compete within the FMB category of the Beer Industry. This category is highly competitive due to, among other factors, the presence of large spirits companies, the advertising of malt-based spirits brands in channels not available to the parent brands, and a fast pace of product innovation.

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company’s operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state, or local laws and regulations could result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Licenses and Permits

The Company, through its wholly-owned subsidiaries, Boston Beer Corporation and Samuel Adams Brewery Company, Ltd., produces its alcoholic beverages pursuant to a federal wholesaler’s basic permit, a federal brewer’s notice and a federal winery registration. Its products are then sold by Boston Beer Corporation to distributors. Brewery and wholesale operations require various federal, state, and local licenses, permits and approvals. In addition, some states prohibit any supplier, such as the Company, and/or wholesaler from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.

At the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (“TTB”) administers and enforces the federal laws and tax code provisions related to the production and taxation of alcohol products. Brewers are required to file an amended notice with the TTB in the event of a material change in the production processes, production equipment, brewery location, brewery management or brewery ownership. The TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, or to notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time.

At the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or license holder and others require advance approvals, requiring that new licenses, permits or approvals be applied for and obtained in the event of a change in the management or ownership of the permit or license holder. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

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

Taxation

The federal government and all of the states levy excise taxes on beer and hard cider. For brewers producing no more than 2.0 million barrels of malt beverages per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of malt beverages removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel for all barrels produced. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its malt beverages produced. If the Company continues to grow its volumes, it anticipates that it could have to forgo this reduced tax benefit. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability of these taxes varies by state. Twisted Tea® is classified as a malt beverage for federal excise tax purposes. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.

During the third quarter of 2007, the TTB performed a routine audit of the Company’s Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company has received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company is in discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance and expects these discussions to eventually include potential settlement terms. While the Company believes settlement should be possible, the Company also believes that it has litigation options available to it to dispute the TTB position. It is not possible to determine the ultimate outcome of these discussions or any future litigation, but based on information available on December 29, 2007, the Company concluded that the range of possible outcomes was between $3.9 million and $9.3 million. In the first quarter of 2008, the Company has continued to gather additional information and refine its analysis and currently estimates that, if it does not pursue litigation, the potential expense could be as low as $1.8 million and would not be expected to materially exceed the approximate $8.5 million which the TTB has assessed, after considering amounts the Company has previously paid. The ultimate outcome of this matter could materially differ from the Company’s estimate. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter. The Company continues to maintain this provision in its December 29, 2007 financial statements, related to this contingency. Twisted Tea shipments were only minimally interrupted due to this matter.

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer and hard cider. Various states are also considering or have decided that FMB products should be taxed differently than beer. Further increases in excise taxes on beer, FMB’s and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of the affected products.

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

Employees

As of December 29, 2007, the Company employed approximately 500 people, of which approximately 80 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, two of whose contracts were renegotiated in 2007 and extended for 5 years. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

The Company expects to complete the purchase of the Pennsylvania Brewery and anticipates that most, if not all, of Diageo’s current employees at the facility will become employees of the Company. The Company currently expects the purchase of the Pennsylvania Brewery will add over 200 employees. None of the employees at the Pennsylvania Brewery are currently covered by collective bargaining agreements.

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

In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the risks described below before deciding to invest in shares of the Company’s Class A Common Stock. These are risks and uncertainties that management believes are most likely to be material and therefore are most important for an investor to consider. The Company’s business operations and results may also be adversely affected by additional risks and uncertainties not presently known to it, or which it currently deems immaterial, or which are similar to those faced by other companies in its industry or business in general. If any of the following risks or uncertainties actually occurs, the Company’s business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of the Company’s Class A Common Stock could decline.

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the large number of craft brewers with similar pricing and target customers and gains in market share achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong as craft brewers experienced their fourth successive year of growth in 2007. Large domestic brewers have developed or are developing niche brands within the Better Beer category and have acquired or are exploring acquiring interests in small brewers to compete in the craft-brewed segment or in import brands to compete with imported beers. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Corona® and Heineken®. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share. The Company’s products, including its Twisted Tea® products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including Corona® and Heineken® and the large domestic brewers have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products, or that diminish the importance of the Company’s products to the retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

The Potential Joint Venture Between SABMiller and Molson Coors Could Bring Added Pressures to Our Ability to Compete

In recent years, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. If completed, the domestic joint venture project between SABMiller and Molson Coors will make the combined brewer, MillerCoors, the second largest brewer in the United States, providing greater resources and a distribution platform to compete more effectively. According to published reports, the MillerCoors joint venture is expected to bring an annual savings of $500 million by the third year of the merger. Due to the increased leverage that the combined operation will have, the costs to the Company of competing could increase and the availability of brewing capacity at other breweries could be reduced if any breweries were closed by the joint venture. The potential also exists for MillerCoors to increase their influence with their distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in costs to compete, reductions in contract brewing capacity and decreases in distribution opportunities may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

There Is No Assurance of Continued Growth.

The Company’s future growth may be limited by both its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the growth in the craft-brewed beer market and the Better Beer market. The development of new products by the Company may lead to reduced sales in the Company’s other products, including its flagship Samuel Adams Boston Lager®. The Company’s future growth may also be limited by its ability to meet production goals for the Pennsylvania Brewery, as well as its ability to enter into new brewing contracts on commercially acceptable terms or the availability of suitable production capacity, should production at the Pennsylvania Brewery miss targets, and its ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops and bottles, from suppliers. The Company’s current hop inventory levels are less than it would like, and any future disruption to hop supply, under delivery of hop contracts or growth in sales beyond what is currently forecast could prevent the Company from meeting future demand.

The Unpredictability and Fluctuation of the Company’s Quarterly Results May Adversely Affect the Trading Price of Its Common Stock. The Company’s Advertising and Promotional Investments May Not be Effective.

The Company’s revenues and results of operations have in the past and may in the future vary from quarter to quarter due to a number of factors, many of which are outside of the Company’s control and any of which may cause its stock price to fluctuate. As a growth-oriented Company, the Company has made, and expects to continue to make, significant advertising and promotional expenditures to enhance its brands. These expenditures may not result in higher sales volume. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. The Company has in the past made, and expects from time to time in the future to make, significant advertising and promotional expenditures to enhance its brands even though those expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. While the Company attempts to invest only in effective advertising and promotional expenditures, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditure will be effective in building brand equity or growing long term sales. In addition, the Company fills orders from its wholesalers who may choose independently to build their inventories or run their inventories down. Such a change in wholesaler inventories is somewhat unpredictable, and can lead to fluctuations in the Company’s quarterly or annual results.

The Company’s Current Dependence on Brewing at Non-Owned Breweries Could Harm Its Business which Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Historically, the Company has pursued a strategy of combining brewery ownership with brewing at breweries owned by others. The Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts and the Company currently brews under agreements with breweries in Eden, North Carolina, Rochester, New York, Latrobe, Pennsylvania and La Crosse, Wisconsin. The Company carefully selects breweries with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. The brewing arrangements with other breweries have historically allowed the Company to utilize their excess capacity, providing the Company flexibility as well as quality and cost advantages over its competitors. However, higher than planned costs of operating under contract arrangement at breweries owned by others or an unexpected decline in the brewing capacity available to the Company may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

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

Management believes that, in the event of a labor dispute, governmental action, a sudden closure of one of the breweries not owned by the Company or other events that would prevent either the Cincinnati Brewery or any of the breweries under contract from producing the Company’s beer, the Company would be able to shift production among breweries so as to meet demand for its beer. In such event, however, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs and, potentially, lost sales.

Should the Acquisition of the Pennsylvania Brewery Not Be Completed or Should There Be a Significant Delay in the Start Up of the Brewery , the Company Will Face Substantial Challenges Meeting Future Volume Demands, which Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Should the acquisition of the Pennsylvania Brewery not be completed or be delayed, the Company could face challenges in meeting future volume demands, especially as demands for the Company’s products continue to grow. Any significant shortfalls in production or significant delays in the start up of the Pennsylvania Brewery would likely cause significant disruptions in shipments, increased costs, and, potentially, lost sales.

The Addition of the Pennsylvania Brewery Will Significantly Change the Company’s Operations. Owning a Larger Percentage of Its Breweries has High Capital Costs, Creates a Larger Fixed Cost Burden on the Company’s Business, Requires Different Management Skills and Capabilities, and has Greater Uncertainty as to Operating Costs.

The addition of the Pennsylvania Brewery will significantly change the direction of the Company’s operations from mainly brewing at breweries owned by others to mainly brewing at Company-owned breweries. This change increases the capital required by the Company to brew and package its beers and creates a more significant fixed-costs structure for the Company. The engineering, production management and leadership skills required to operate a brewery are different from those required to work with breweries where beer is brewed under contract with others, and will require the Company to hire and develop new skills and experience. The Company believes that a shift to brewing at Company-owned breweries could bring operational savings, increased flexibility, greater reliability and better quality control capabilities throughout brewing, fermentation, finishing and packaging, but that this shift will be accompanied by risks, especially during the transition, and an increased cost of owning, maintaining and operating fixed assets. There is no certainty that the ultimate operating costs will be more favorable than the brewing strategy the Company has been using since its inception.

In Addition to the Added Complexity in the Company’s Operations that will Arise From the Acquisition of the Pennsylvania Brewery, the Management Pressures that Accompany the Company’s Growth May Also Exceed the Company’s Ability to Manage the Growth and Implement Appropriate Internal Controls.

The combination of the Company’s recent high growth and its planned purchase of the Pennsylvania Brewery are increasing the operating complexity of the business. There can be no assurance that the Company will effectively manage such increased complexity without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the business.

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

The Company’s distribution agreements are generally terminable by the distributor on short notice. While these distribution agreements contain provisions regarding the Company’s enforcement and termination rights, some state laws prohibit the Company from exercising these contractual rights. The Company’s ability to maintain its existing distribution agreements may be adversely affected by the fact that many of its distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If the Company’s existing distribution agreements are terminated, it may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt and hops, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2007. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The Company believes that there are other malt vendors available that are capable of supplying its needs. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The 2007 crop shortfall and under delivery of 2007 hop contracts has reduced the Company’s hop inventories such that a similarly poor 2008 hop crop might lead the Company to explore alternative sources of hops, and any disruption of hop supply, under delivery of 2008 contracts or growth in sales in excess of forecast could lead the Company to be unable to meet future demand. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

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

The Company’s contracts for hops are payable in Euros for German hops and in Pounds Sterling for English hops, and therefore, the Company is subject to the risk that the Euro or Pound may continue to rise against the U.S. dollar, as has been the case over the last several years. The Company has, as a practice, not hedged this exposure, although this practice is subject to review. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on our results of operations, cash flows and financial position. Currently, the cost of hops is approximately 10% of the Company’s product cost. The cost of hops has greatly increased in recent years due to exchange rate changes and the rising market price of hops, and continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet demand.

An Increase in Packaging Costs Could Harm the Company’s Business.

The Company maintains multiple sources for the supply of most of its packaging materials, such as shipping cases, six-pack carriers and crowns. Historically, glass and labels are each supplied by a single source. In 2007, the Company entered into a long term supply agreement with Anchor. This agreement calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati Brewery and the Pennsylvania Brewery, if the acquisition of that brewery is consummated, beginning January 1, 2009 and establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.

Although the Company believes that alternative suppliers are available, the loss of either the Company’s glass or other packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying length and terms and there is no guarantee that the economics of these contracts can be duplicated at time of renewal. This could expose the Company to significant cost increases in future years.

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

An Increase in Energy Costs Could Harm the Company’s Business.

In the last four years, the Company has experienced significant increases in direct and indirect energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs, including increases in the cost of supplies. The Company’s future operating expenses and margins will be dependent on its ability to manage the impact of cost increases. If energy costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices.

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

The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. The Company’s operations may be subject to more restrictive regulations and increased taxation by federal, state and local governmental agencies than are those of non-alcohol related businesses. For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals or the failure to obtain approval for the transfer of any existing permits or licenses, could have a material adverse effect on the ability of the Company to conduct its business. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations, paid the appropriate excise taxes or does not maintain the approvals necessary for it to conduct business within their jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.

In addition, if federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not necessarily believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of the Company’s products.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products. Such regulation might reduce the Company’s ability to sell its products at retail and at wholesale and could severely impact the Company’s business.

The Company is Under Audit by the TTB and has Received a Notice of Demand for $8.5 Million. The Exact Outcome of this Matter is Currently Unknown.

During the third quarter of 2007, the TTB performed a routine audit of the Company’s Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company has received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company is in discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance and expects these discussions to eventually include potential settlement terms. While the Company believes settlement should be possible, the Company also believes that it has litigation options available to it to dispute the TTB position. It is not possible to determine the ultimate outcome of these discussions or any future litigation, but based on information available on December 29, 2007, the Company concluded that the range of possible outcomes was between $3.9 million and $9.3 million. In the first quarter of 2008 the Company has continued to gather additional information and refine its analysis and currently estimates that, if it does not pursue litigation, the potential expense could be as low as $1.8 million and would not be expected to materially exceed the approximate $8.5 million which the TTB has assessed, after considering amounts the Company has previously paid. The ultimate outcome of this matter could materially differ from the Company’s estimate. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter. The Company continues to maintain this provision in its December 29, 2007 financial statements, related to this contingency. Twisted Tea shipments were only minimally interrupted due to this matter.

Changes in Public Attitudes and Drinker Tastes Could Harm the Company’s Business.

The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States. The domestic beer industry, other than Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this slower growth is due to both declining alcohol consumption per person in the population and increased competition from wine and spirits companies. If beer consumption in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, the Company’s business could be materially adversely affected.

The Company Has Been Involved in Various Litigation Matters. There Is No Guarantee that Other Litigation Will Not Develop that Could Harm the Company’s Business.

The Company, along with numerous other beverage alcohol producers, was named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contained substantially the same allegations that each defendant marketed its products to under-age drinkers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. Two of the complaints have been withdrawn by the plaintiffs and all of the other active complaints have been dismissed with prejudice. Although the plaintiffs appealed each of those dismissals, they have withdrawn all pending appeals.

The Company had been in litigation with its liability insurers relating to the coverage of defense costs in connection with the above-referenced complaints. The parties entered into a settlement agreement in November 2007 that settled all claims asserted by each of the parties. The complaints filed with the U.S. District Court in Ohio and with the Suffolk County Superior Court in Massachusetts have subsequently been dismissed.

While the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, further litigation in addition to the above could develop and might severely impact the Company’s results.

Class B Shareholder Has Significant Influence over the Company.

The Company’s Class A Common Stock is not entitled to any voting rights, except for the right as a class to approve certain mergers and charter and by-law amendments and to elect a minority of the directors of the Company. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are decided by C. James Koch, Chairman of the Board of Directors of the Company, as the current holder of 100% of the Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors and approval of equity-based and other executive compensation and other significant corporate matters. This could have the effect of delaying or preventing a change in control of the Company and will make most transactions difficult or impossible to accomplish without the support of Mr. Koch.

Continued Health of our Brands, and Role of our Founder in the Samuel Adams® Brand Communication

There is no guarantee that the brand equities that the Company has built in its brands will continue to appeal to drinkers. Changes in drinker attitudes or demands could severely affect the strength of the brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition the brands, but there is no certainty that the Company would be able to maintain volumes, pricing power and profitability. It is also possible that marketing messages or other actions taken by the Company could damage the brand equities as opposed to building them. If such damage should occur, it could have a negative effect on the financial condition of the Company.

In addition to these inherent brand risks, the founder and Chairman of the Company, C. James Koch, is an integral part of the Company’s current Samuel Adams® brand message. The role of Mr. Koch as founder, brewer and leader of the Company, is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to continue his active role, his absence could detrimentally affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. If this were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. This might have a detrimental impact on the future growth of the Company.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2007 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices and a brewery in Boston, Massachusetts, a brewery in Cincinnati, Ohio, and two smaller sales offices in California. The Company expects to close on the purchase of the Pennsylvania Brewery in June 2008, barring any unforeseen circumstances. In 2007, the Company purchased land in Freetown, Massachusetts, for a purchase price of $6.0 million. The Company has now concluded it will proceed with the Pennsylvania Brewery purchase, and in February 2008, placed the land in Freetown, Massachusetts on the market. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings

The Company, along with numerous other beverage alcohol producers, was named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contained substantially the same allegations that each defendant marketed its products to under-age drinkers and seeks an injunction and unspecified money damages on behalf of a class of parents and guardians. Two of the complaints have been withdrawn by the plaintiffs and all of the other active complaints have been dismissed with prejudice. Although the plaintiffs appealed each of those dismissals, they have withdrawn all pending appeals.

The Company had been in litigation with its liability insurers relating to the coverage of defense costs in connection with the above-referenced complaints. The parties entered into a confidential settlement agreement and release in November 2007, pursuant to which all claims asserted by each of the parties were settled. The complaints filed in Ohio and Massachusetts have subsequently been dismissed.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 4.	Submission of Matters to a Vote of Security Holders

In December 2007, the sole holder of the Company’s Class B Common Stock (i) approved the action of the Company’s Compensation Committee in setting the 2008 bonus opportunities for the Company’s CEO and (ii) approved an amendment to the Company’s Employee Equity Incentive Plan (the “EEIP”) to increase the number of shares of Class A Common Stock subject to the EEIP by 1,000,000 shares. There were no other matters submitted to a vote of the holders of Class A or Class B Common Stock of the Company during the fourth quarter ended December 29, 2007.

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

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2007	High	Low

First Quarter	$36.23	$30.80
Second Quarter	$41.33	$32.07
Third Quarter	$49.73	$38.86
Fourth Quarter	$55.30	$31.00

Fiscal 2006	High	Low

First Quarter	$27.50	$24.75
Second Quarter	$29.45	$25.55
Third Quarter	$33.99	$28.00
Fourth Quarter	$37.50	$30.80

There were 15,452 holders of record of the Company’s Class A Common Stock as of March 7, 2008. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 7, 2008 as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $34.15.

Class A Common Stock

At December 29, 2007, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 10,095,573 were issued and outstanding. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 29, 2007, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of March 7, 2008, C. James Koch was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

As of December 29, 2007, the Company has repurchased a cumulative total of approximately 8.0 million shares of its Class A Common Stock for an aggregate purchase price of $98.7 million. On December 11, 2007, the Board of Directors of the Company increased the aggregate expenditure limit from $100.0 million to $110.0 million. As of December 29, 2007, the Company had $11.3 million remaining on the $110.0 million share buyback expenditure limit.

During the twelve months ended December 29, 2007, the Company repurchased 184,807 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total		Part of Publicly	that May Yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

December 31, 2006 to February 3, 2007	—	$—	—	$7,396,644
February 4, 2007 to March 3, 2007	—	—	—	7,396,644
March 4, 2007 to March 31, 2007	268	12.61	—	7,396,644
April 1, 2007 to May 5, 2007	560	14.97	—	7,396,644
May 6, 2007 to June 2, 2007	322	17.15	—	7,396,644
June 3, 2007 to June 30, 2007	196	19.96	—	7,396,644
July 1, 2007 to August 4, 2007	—	—	—	7,396,644
August 5, 2007 to September 1, 2007	941	17.04	—	7,396,644
September 2, 2007 to September 29, 2007	—	—	—	7,396,644
September 30, 2007 to November 3, 2007	—	—	—	7,396,644
November 4, 2007 to December 1, 2007	44,520	33.01	44,500	5,927,774
December 2, 2007 to December 29, 2007	138,000	33.44	138,000	11,313,404

Total	184,807	$33.12	182,500	$11,313,404

Of the shares that were purchased during the period, 2,307 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
			Dec. 31
	Dec. 29	Dec. 30	2005	Dec. 25	Dec. 27
	2007	2006	(53 weeks)	2004	2003
	(In thousands, except per share and net revenue per barrel data)

Income Statement Data:
Revenue	$380,575	$315,250	$263,255	$239,680	$230,103
Less excise taxes	38,928	29,819	24,951	22,472	22,158

Net revenue	341,647	285,431	238,304	217,208	207,945
Cost of goods sold	152,288	121,155	96,830	87,973	85,606

Gross profit	189,359	164,276	141,474	129,235	122,339
Operating expenses:
Advertising, promotional and selling expenses	124,457	113,669	100,870	94,913	91,841
General and administrative expenses	24,574	22,657	17,288	14,837	14,628
Write-off of brewery costs	3,443	—	—	—	—

Total operating expenses	152,474	136,326	118,158	109,750	106,469

Operating income	36,885	27,950	23,316	19,485	15,870
Other income, net	4,759	3,816	2,203	593	1,104

Income before provision for income taxes	41,644	31,766	25,519	20,078	16,974
Provision for income taxes	19,153	13,574	9,960	7,576	6,416

Net income	$22,491	$18,192	$15,559	$12,502	$10,558

Net income per share — basic	$1.58	$1.31	$1.10	$0.89	$0.72
Net income per share — diluted	$1.53	$1.27	$1.07	$0.86	$0.70
Weighted average shares outstanding — basic	14,193	13,900	14,126	14,126	14,723
Weighted average shares outstanding — diluted	14,699	14,375	14,516	14,518	15,000
Balance Sheet Data:
Working capital	$77,736	$79,692	$60,450	$61,530	$45,920
Total assets	$195,855	$154,475	$119,054	$107,462	$87,354
Total long-term obligations	$4,210	$5,016	$4,336	$2,854	$2,931
Total stockholders’ equity	$133,588	$108,589	$85,979	$78,370	$62,524
Statistical Data:
Barrels sold	1,876	1,612	1,364	1,267	1,236
Net revenue per barrel	$182	$177	$175	$171	$168

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s products compete in the “Better Beer” category, which includes imported beers and Craft Beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. In 2007, growth of the Craft Beer category was approximately 12%, and the Better Beer category grew 2 to 3% while the total beer category grew 1 to 2%. The Better Beer category now comprises approximately 19% of domestic beer consumption. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category.

Shipments and orders in-hand suggest that core shipments for the first fiscal quarter of 2008 could be up approximately 10% as compared to the same period in 2007. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods. January and preliminary February 2008 depletions, or sales by the wholesalers to retailers, are estimated to be up approximately 14% over 2007 benefiting from an extra selling day. While there is no guarantee that these trends will continue, the Company is encouraged by the strong start to 2008. The Company’s 2008 plan calls for depletion growth in the low double digits, which is lower than the 2007 trends. The Company’s pricing plans include an overall 5% increase, which the Company believes is attainable given current market conditions.

Based on current known information, the Company is facing overall production cost increases in 2008 estimated to be between 12% and 16% over full year 2007. Of these estimated increases, approximately 7% are expected to be driven by malt and hops cost increases, approximately 1% by package material cost increases, and approximately 3% is anticipated due to the costs of starting up the Pennsylvania Brewery. In addition, potential incremental costs associated with contract brewers account for 2% of the estimated increase and increased depreciation cost due to significant keg purchases to support our on-premise growth could contribute another 2%. These cost increases may be somewhat offset by the Company’s plans for price increases of 5%, but the Company anticipates that 2008 gross margin could be down three percentage points below full year 2007. The Company believes that its 2008 effective tax rate will be approximately 42%. Based upon these assumptions, 2008 earnings per diluted share are expected to be between $1.70 and $2.00, absent any significant change in the currently planned levels of brand support or any unexpected costs related to the Pennsylvania Brewery acquisition and start-up. Current plans for 2008 are to increase brand support by $10.0 to $13.0 million including freight expense to wholesalers. The Company’s ability to achieve this type of earnings growth in 2008 is dependent on its ability to achieve challenging targets for volume, pricing and costs and the successful start-up of the Pennsylvania Brewery. The Company continues to pursue cost savings initiatives and pricing opportunities and hopes to preserve its economics to allow for continued support of its brands with appropriate investment in order to grow volume and earnings.

During the third quarter of 2007, the Company entered into a Contract of Sale to purchase from Diageo North America, Inc. the Pennsylvania Brewery for $55 million. During the fourth quarter of 2007, the Company completed its due diligence phase and paid the balance of a total deposit of $10 million. The Company expects to close on the purchase of the Pennsylvania Brewery in June 2008, barring any unforeseen circumstances. The Company anticipates that the Pennsylvania Brewery will require substantial investment and renovation in order to brew the Company’s Samuel Adams® Craft Beers. In addition to the purchase price of $55 million, the Company expects to have spent between $45 million and $55 million in capital improvements and due diligence by the end of 2008. The Company anticipates spending a further $10 million to $15 million in 2009 to get the facility in a position to brew and package up to 1.4 million barrels of the Company’s beers. The Company has also identified a further $25 million to $35 million of projects which appear to have attractive return on investment or address increased capabilities that the Company may choose to make during the next few years. If the Company decides to expand the capacity of the Pennsylvania Brewery beyond 1.4 million barrels, additional capital would be needed. As of December 29, 2007, the Company has spent $2.1 million of this capital plan. The Company currently expects that the facility will be partially operational for its brands during the summer of 2008.

The Company had previously been contemplating the construction of a brewery in Freetown, Massachusetts. As the probability of proceeding on this site decreased due to entering into the Contract of Sale with Diageo for the Pennsylvania Brewery, the Company determined that it was appropriate to write off in the second quarter of 2007 the $3.4 million that had been capitalized through June 30, 2007 on the Massachusetts brewery project. In August 2007, the Company purchased the land in Freetown, Massachusetts for $6.0 million as protection against the possibility that the results of the due diligence on the Pennsylvania Brewery might prove unsatisfactory. The Company has now concluded it will proceed with the Pennsylvania Brewery purchase, and in February 2008, placed the land in Freetown, Massachusetts on the market.

The Company currently estimates total capital expenditures in 2008 to be between $110.0 and $125.0 million, of which $45 million is the balance of the Pennsylvania Brewery purchase price, and $45 to $55 million relates to capital expenditures necessary to restart and upgrade the Pennsylvania Brewery. Approximately $15 million will be utilized to purchase kegs to support continuing growth, approximately $3 to $5 million may be used to upgrade the brewery in Cincinnati, Ohio, and $2 to $3 million will be for investments in technology and other miscellaneous capital investments. The Company’s capital investment would be significantly higher if other major brewery investment projects were initiated. As of March 10, 2008 the Company has increased its existing line of credit from $20 million to $50 million and has no borrowings outstanding. The Company expects that its cash and investment balances as of December 29, 2007 of $95.5 million along with future operating cash flow and the line of credit will be sufficient to fund future cash requirements.

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

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Year Ended
			Dec. 31
	Dec. 29	Dec. 30	2005
	2007	2006	(53 weeks)

Barrels Sold (in thousands)	1,876	1,612	1,364

	Percentage of Net Revenue
Net revenue	100.00%	100.00%	100.00%
Cost of goods sold	44.6%	42.4%	40.6%

Gross Profit	55.4%	57.6%	59.4%
Advertising, promotional and selling expenses	36.4%	39.8%	42.3%
General and administrative expenses	7.2%	7.9%	7.3%
Write-off of brewery costs	1.0%	—	—

Total operating expenses	44.6%	47.8%	49.6%
Operating income	10.8%	9.8%	9.8%
Interest income, net	1.2%	1.1%	0.7%
Other income, net	0.1%	0.2%	0.2%

Income before provision for income taxes	12.1%	11.1%	10.7%
Provision for income taxes	5.6%	4.8%	4.2%

Net income	6.5%	6.4%	6.5%

Year Ended December 29, 2007 (52 weeks) Compared to Year Ended December 30, 2006 (52 weeks)

Net revenue.  Net revenue increased by $56.2 million or 19.7% to $341.6 million for the year ended December 29, 2007 as compared to $285.4 million for the year ended December 30, 2006, due to an 18.8% increase in shipment volume and a 2.8% increase in net revenue per barrel.

Volume.  Volume increased by 0.3 million barrels or 18.8% to 1.9 million barrels for the year ended December 29, 2007 as compared to 1.6 million barrels for the year ended December 30, 2006. The increase in volume was primarily attributable to increases in the Samuel Adams® brand family. The growth in the Samuel Adams® brand family was driven by double-digit growth rates in Samuel Adams® Seasonals and Brewmaster’s Collection and single-digit growth rates in Sam Adams Light® and Samuel Adams Boston Lager®.

The Company believes wholesaler inventory levels at the end of the fourth quarter of 2007 were at appropriate levels given the current volume and trends.

Net selling price.  The selling price per barrel increased by approximately 2.8% to $182.11 per barrel for the year ended December 29, 2007, as compared to $177.07 for the year ended December 30, 2006. This increase was primarily driven by price increases, offset by the $3.9 million provision for excise tax recorded in the third quarter related to the TTB audit and a shift in the package mix from cases to kegs.

Significant changes in the package mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of bottles to total shipments decreased by 0.5% point in core brands to 72.7% of total shipments for the year ended December 29, 2007 as compared to 2006.

Gross profit.  Gross profit was $100.94 per barrel or 55.4% as a percentage of net revenue for the year ended December 29, 2007, as compared to $101.91 or 57.6% for the year ended December 30, 2006. The decrease in gross profit per barrel is primarily due to increase in cost of goods sold per barrel as compared to the prior year and the provision for excise tax related to the TTB audit, partially offset by price increases.

Cost of goods sold increased to $81.18 per barrel or 44.6% as a percentage of net revenue as compared to $75.16 per barrel or 42.4% as a percentage of net revenue in the prior year. The increase is primarily due to higher packaging material and ingredient costs and the increase in other processing costs at our Cincinnati Brewery as compared to 2006.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $10.8 million or 9.5% to $124.5 million for the year ended December 29, 2007, as compared to the prior year. The increase is primarily due to increases in advertising, marketing and promotional expenditures of $6.5 million, freight costs of $3.3 million and salaries and benefits (including stock based compensation) of $2.1 million. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative.  General and administrative expenses increased by $1.9 million or 8.3% to $24.6 million in 2007 as compared to 2006, primarily due to increases in salaries and benefits of $2.5 million offset by a $0.9 million reimbursement of prior period legal costs due to a settlement reached in the fourth quarter.

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

Stock-Based Compensation Expense.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which generally requires recognition in financial statements of share-based compensation costs based on fair value of the awards. Further discussion on the effect of adoption is presented in the results of operations comparing fiscal 2006 to fiscal 2005.

For the year ended December 29, 2007, an aggregate of $3.1 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses, as compared to $2.8 million in 2006. Stock-based compensation expense increased $0.3 million in 2007 as compared to 2006 due to more option grants during 2007, as well as an increase in the fair value of those options.

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vest over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The Company calculated the aggregate fair value of the option grant to be $6.3 million, of which it expects to recognize $0.7 million in 2008.

Interest income.  Interest income increased by $1.2 million to $4.3 million for the year ended December 29, 2007 primarily due to higher interest rates earned on increased average cash and investment balances during 2007 as compared to 2006.

Other income, net.  Other income decreased by $0.2 million to income of $0.5 million for the year ended December 29, 2007 as compared to income of $0.7 million in the prior year. The decrease is due primarily to increased disposals of equipment in 2007.

Provision for income taxes.  The Company’s effective income tax rate for the year ended December 29, 2007 increased to 46.0% from the 2006 rate of 42.7%. The increase primarily resulted from an additional $2.2 million income tax provision recorded in the fourth quarter of 2007 due to the Company’s review of its judgments concerning certain income tax deductions, in response to an income tax audit.

Year Ended December 30, 2006 (52 weeks) Compared to Year Ended December 31, 2005 (53 weeks)

Fiscal periods.  The 2006 fiscal year consisted of 52 weeks as compared to 53 weeks in fiscal 2005.

Net revenue.  Net revenue increased by $47.1 million or 19.8% to $285.4 million for the year ended December 30, 2006 as compared to $238.3 million for the year ended December 31, 2005, due to an 18.2% increase in shipment volume and a 1.3% increase in net revenue per barrel.

Volume.  Volume increased by 0.2 million barrels or 18.2% to 1.6 million barrels for the year ended December 30, 2006 as compared to 1.4 million barrels for the year ended December 31, 2005. The increase in volume was attributable to increases in the Samuel Adams® brand family and the Twisted Tea® brand family. The growth in the Samuel Adams® brand family was driven by double-digit growth rates in Samuel Adams® Seasonals and Brewmaster’s Collection and the Twisted Tea® brand family and single-digit growth rates in Sam Adams Light® and Samuel Adams Boston Lager®.

Net selling price.  The selling price per barrel increased by approximately 1.3% to $177.07 per barrel for the year ended December 30, 2006, as compared to $174.71 for the year ended December 31, 2005. This increase was primarily driven by price increases and a slight shift in the package mix from kegs to cases. The percentage of bottles to total shipments increased by 0.5% in core brands to 73.1% of total shipments for the year ended December 30, 2006 as compared to 2005.

Gross profit.  Gross profit was $101.91 per barrel or 57.6% as a percentage of net revenue for the year ended December 30, 2006, as compared to $103.72 or 59.4% for the year ended December 31, 2005. The decrease in gross profit per barrel is primarily due to increase in cost of goods sold per barrel as compared to the prior year, partially offset by price increases.

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

General and administrative.  General and administrative expenses increased by $5.4 million or 31.2% to $22.7 million in 2006 as compared to 2005, primarily due to increases in salaries and benefits (including stock based compensation of $1.9 million due to performance-based stock options and the adoption of SFAS No. 123R, Share-Based Payment, consulting, insurance and depreciation expense.

Stock-Based Compensation Expense.  For the year ended December 30, 2006, an aggregate of $2.8 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses. Effective January 1, 2006, the Company adopted SFAS No. 123R which generally requires recognition in financial statements of share-based compensation costs based on fair value of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based arrangements using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the year ended December 30, 2006, the effect of the adoption of SFAS No. 123R, as compared to the method under APB Opinion No. 25, was a decrease in income before provision for income taxes by $0.7 million and a decrease in net income by $0.4 million, or $0.03 per basic and diluted common share. Because the Company elected to use the modified-prospective application as its transition method under SFAS No. 123R, prior period financial statements were not restated. Had the Company recognized compensation expense under the fair value method during the year ended December 31, 2005, such expense would have decreased income before provision for income taxes by $1.6 million and net income by $1.0 million, or $0.07 and $0.06 per basic and diluted common share, respectively.

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

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met. These methods are consistent with the methods the Company used in recognizing stock-based compensation expense for disclosure purposes under SFAS No. 123 prior to the adoption of SFAS No. 123R. In June 2005, an option to purchase 300,000 shares of the Company’s common stock was granted to the Company’s chief executive officer. This option vests based upon the achievement of performance targets. During the fourth quarter of 2006, the Company was able to estimate for the first time that the achievement of performance targets in relation to 180,000 shares of this option is probable. Consequently, the Company recorded $0.8 million in stock-based compensation expense related to this stock option in the fourth quarter of 2006.

Interest income.  Interest income increased by $1.4 million to $3.1 million for the year ended December 30, 2006 primarily due to higher interest rates earned on increased average cash and investment balances during 2006 as compared to 2005.

Other income, net.  Other income increased by $0.3 million to income of $0.7 million for the year ended December 30, 2006 as compared to income of $0.4 million in 2005. The increase is due primarily to disposals of equipment in 2005 and certain equipment rental income in 2006.

Provision for income taxes.  The Company’s effective income tax rate for the year ended December 30, 2006 increased to 42.7% from the 2005 rate of 39.0% primarily due to an incremental accrual for state income taxes of $1.0 million for fiscal years 2003 to 2006.

Liquidity and Capital Resources

Cash and short term investments increased to $95.5 million as of December 29, 2007 from $82.4 million as of December 30, 2006, primarily due to cash flows provided by operating activities and proceeds from stock option exercise and related tax benefits, partially offset by cash used in investing activities to purchase property, plant and equipment and repurchases of common stock.

Cash flows provided by operating activities consist of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, and other non-cash items included in operating results. Also affecting cash flows provided by operating activities are changes in operating assets and liabilities, such as accounts receivable, accounts payable and accrued expenses.

Cash flows provided by operating activities of $53.8 million in 2007 consisted of net income of $22.5 million, non-cash items of $6.4 million and the write-off of brewery costs of $3.4 million (the last of which is discussed in “Results of Operations”). Cash flows provided by operating activities in 2007 is also affected by proceeds from the sale of trading securities of $3.0 million, net of purchases, and a net decrease in operating assets and liabilities of $18.4 million. The net decrease in operating assets and liabilities in 2007 primarily resulted from an increase in accrued expenses due to a $6.9 million increase in accrued deposits due to higher sales volume and the implementation of an increase in per keg deposit charge, the $3.9 million provision for contingent excise tax related to the TTB matter, the $2.2 million additional tax provision related to an income tax audit, and various accrued expenses related to capital expenditure at the Pennsylvania Brewery. Cash flows provided by operating activities of $29.0 million in 2006 primarily consisted of net income of $18.2 million, non-cash items of $4.9 million, net proceeds from the sale of trading securities of $3.2 million, and a net decrease in operating assets and liabilities of $2.7 million.

Comparing 2007 to 2006, cash flows provided by operating activities increased by $24.8 million. Of the increase, $4.3 million resulted from the increase in net income, due to the growth in the Company’s core business (as discussed in “Results of Operations”), and $5.0 million resulted from the increase in non-cash items. The remaining increase in cash flows provided by operating activities resulted from the net decrease in operating assets and liabilities of $18.4 million in 2007, as compared to the $2.7 million net decrease in 2006.

The Company used $37.1 million in investing activities during 2007 as compared to $9.0 million in 2006. Investing activities during 2007 primarily consisted of $10 million of deposits related to the proposed Pennsylvania Brewery acquisition, $9.6 million for purchases of kegs to support volume growth, $5.7 million related to the land purchased in Freetown, Massachusetts, $2.0 million paid for other expenses capitalized in relation to the Freetown, Massachusetts brewery project, $2.4 million for equipment purchases related to upgrades to the Latrobe, Pennsylvania brewery, and $2.1 million related to equipment purchases to upgrade the Pennsylvania Brewery.

Cash used in financing activities was $0.5 million during 2007, a change of $2.2 million from the $1.7 million of cash provided by financing activities in 2006. The decrease is primarily due to an increase of $0.8 million in repurchases of the Company’s Class A Common Stock under its Stock Repurchase Program and a $1.1 million decrease in proceeds from exercise of stock options.

During the year ended December 29, 2007, the Company repurchased 0.2 million shares of its Class A Common Stock for a total cost of $6.1 million. On December 11, 2007, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $10.0 million, thereby increasing the limit from $100.0 million to $110.0 million. As of December 29, 2007, the Company has repurchased a cumulative total of approximately 8.0 million shares of its Class A Common Stock for an aggregate purchase price of $98.7 million and had approximately $11.3 million remaining on the $110.0 million share buyback expenditure limit.

On February 13, 2008, the Board of Directors of the Company further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $10.0 million, thereby increasing the limit from $110.0 million to $120.0 million. From December 30, 2007 to March 7, 2008, the Company has repurchased an additional 0.4 million shares of its Class A Common Stock for a total cost of $15.3 million. As of March 7, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had $6.0 remaining on the $120.0 million share buyback expenditure limit established by the Company’s Board of Directors.

During 2007, the Company’s available cash was invested primarily in high-grade tax-exempt and taxable money-market funds, and high grade Municipal Auction Rate Securities with geographic diversification and short-term maturities. The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment and minimize fees, transaction costs and expenses associated with the selection and management of the investment securities. In January 2008, the Company liquidated the remainder of its investments in high grade Municipal Auction Rate Securities, without incurring gains or losses, in order to fund various capital projects related to the Pennsylvania Brewery acquisition.

As of March 10, 2008 the Company has increased its existing credit facility from $20.0 million to $50.0 million. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing. Based upon current projections, the Company expects that its working capital of $77.7 million at December 29, 2007, cash flows from operations and the credit facility should be sufficient to meet the Company’s short-term and long-term operating and capital requirements.

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

The Company uses certain Noble hops grown in Germany and certain English hops, for which it enters into purchase commitments to ensure adequate numbers of farmers in its preferred growing regions are planting and maintaining the proper quality hop vines. The Company manages hop inventory and contract levels as necessary to attempt to ensure that it has access to the best hops each year. The current inventory and contract levels are lower than would be normally preferred due to the under delivery of 2007 contracts, but the Company currently believes the current inventory and expected hop deliveries in 2008 to be adequate to meet 2008 brewing requirements. The Company’s ability to meet future years brewing demand will be dependent on good hop crops and full delivery against the Company’s hop contracts in the future. Actual hops usage and needs may differ materially from management’s estimates.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment which are depreciated over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. Although the Company believes that the carrying value of its long-lived assets was realizable as of December 29, 2007, future events could cause the Company to conclude otherwise.

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

Deposits

The Company purchases kegs from vendors and records these assets in property, plant and equipment. Purchases of pallets are expensed as incurred. When the kegs and pallets are shipped to the distributors, a deposit is collected. This deposit is refunded to the distributors upon return of the kegs and pallets to the Company. An allowance for deposits, a current liability, is estimated based on historical information and this computation requires that management make certain estimates and assumptions that affect the reported amounts of deposit liabilities at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual deposit redemptions could differ from the estimates used to compute the allowance for deposits.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model for grants issued prior to January 1, 2006 and the lattice model, such as the binomial option-pricing model, for grants issued on or after January 1, 2006. Both methods require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate and expected exercise behavior. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income.

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets and liabilities and carry-forwards such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns. Through December 30, 2006, the Company recorded estimated income tax reserves as it deemed necessary in accordance with SFAS No. 5, Accounting for Contingencies. At the beginning of fiscal 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not result in any impact on the Company’s retained earnings balance.

Other Taxes

The Company is responsible for compliance with TTB regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

During the third quarter of 2007, the TTB performed a routine audit of the Company’s Cincinnati brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company has received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company is in discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance. Based on information available on December 29, 2007, the Company concluded that the range of possible outcomes was between $3.9 million and $9.3 million. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter. The Company continues to maintain this provision in its December 29, 2007 financial statements, related to this contingency.

Business Environment

The alcoholic beverage industry is highly regulated at the federal, state and local levels. The TTB and the Justice Department’s Bureau of Alcohol, Tobacco, Firearms and Explosives enforce laws under the Federal Alcohol Administration Act. The TTB is responsible for administering and enforcing excise tax laws that directly affect the Company’s results of operations. State and regulatory authorities have the ability to suspend or revoke the Company’s licenses and permits or impose substantial fines for violations. The Company has established strict policies, procedures and guidelines in efforts to ensure compliance with all applicable state and federal laws. However, the loss or revocation of any existing license or permit could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in Craft Beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates Craft Beer competition increasing as craft brewers have benefited from a couple of years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 400 distributors nationwide and the Company’s sales force in excess of 200 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The demand for the Company’s products is also subject to changes in drinkers’ tastes.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewing Capacity

Historically, the Company has pursued a strategy of combining brewery ownership with brewing in breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the

Company to utilize their excess capacity, providing the Company flexibility and quality and cost advantages over its competitors while maintaining full control over the brewing process. As the number of available breweries declines, the risk of disruption increases, and the dynamics of the brewery strategy of ownership versus brewing at facilities owned by others changes.

During the third quarter of 2007, the Company entered into a Contract of Sale to purchase from Diageo North America, Inc. the Pennsylvania Brewery for $55 million. During the fourth quarter of 2007, the Company completed its due diligence phase and paid the balance of a total deposit of $10 million. The Company expects to close on the purchase of the Pennsylvania Brewery in June 2008, barring any unforeseen circumstances. The Company anticipates that the Pennsylvania Brewery will require substantial investment and renovation in order to brew the Company’s Samuel Adams® Craft Beers. In addition to the purchase price of $55 million, the Company expects to have spent between $45 million and $55 million in capital improvements and due diligence by the end of 2008. The Company anticipates spending a further $10 million to $15 million in 2009 to get the facility in a position to brew and package up to 1.4 million barrels of the Company’s beers. The Company has also identified a further $25 million to $35 million of projects which appear to have attractive return on investment or address increased capabilities that the Company may choose to make during the next few years. If the Company decides to expand the capacity of the Pennsylvania Brewery beyond 1.4 million barrels, additional capital would be needed. As of December 29, 2007, the Company has spent $2.1 million of this capital plan. The Company currently expects that the facility will be partially operational for its brands during the summer of 2008.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Potential disruptions include quality issues, financial stability, contractual disputes or operational shut downs. As the brewing industry has consolidated, the financial stability of the breweries where the Company brews has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

The Company continues to brew its Samuel Adams Boston Lager® at each of its brewing facilities, but at any particular time may rely on only one supplier for its products other than Samuel Adams Boston Lager®. The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary, although it is unable to quantify additional capital or operating costs, if any, that it might incur in securing access to such capacity.

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

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors.

During 2007, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 29, 2007, which are denominated in Euros and British Pounds Sterling, was $51.1 million. The Company has no forward exchange contracts in place as of December 29, 2007 and currently intends to purchase future hops using the exchange rate at the time of purchase. The contract agreements were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these new contracts enabled the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

The Company’s accounting policy for hop inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as well as aged hops as determined by the Company’s brewing department. The computation of the excess inventory required management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The current inventory and contract levels are lower than would be normally preferred due to the under delivery of 2007 contracts. However, changes in management’s assumptions regarding future sales growth, product mix, and hops market conditions could result in future material losses.

TTB Audit

During the third quarter of 2007, the TTB performed a routine audit of the Company’s Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company has received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company is in discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance and expects these discussions to eventually include potential settlement terms. While the Company believes settlement should be possible, the Company also believes that it has litigation options available to it to dispute the TTB position. It is not possible to determine the ultimate outcome of these discussions or any future litigation, but based on information available on December 29, 2007, the Company concluded that the range of possible outcomes was between $3.9 million and $9.3 million. In the first quarter of 2008 the Company has continued to gather additional information and refine its analysis and currently estimates that, if it does not pursue litigation, the potential expense could be as low as $1.8 million and would not be expected to materially exceed the approximately $8.5 million which the TTB has assessed, after considering amounts the Company has previously paid. The ultimate outcome of this matter could materially differ from the Company’s estimate. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter. The Company continues to maintain this provision in its December 29, 2007 financial statements, related to this contingency. Twisted Tea shipments were only minimally interrupted due to this matter.

Contractual Obligations

The following table presents contractual obligations as of December 29, 2007:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	Thereafter
			(In thousands)

Advertising Commitments	$15,233	$13,712	$1,041	$480	$—
Hops Purchase Commitments	51,123	14,364	17,694	9,941	9,124
Operating Leases	6,985	769	1,450	1,464	3,302
Lehigh Brewery Purchase	45,000	45,000	—	—	—
Lehigh Capital Expenditures	5,324	5,324	—	—	—
Other	8,212	7,553	659	—	—

Total Contractual Obligations	$131,877	$86,722	$20,844	$11,885	$12,426

The Company’s outstanding purchase commitments related to advertising contracts of approximately $15.2 million at December 29, 2007 reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2015, specify both the quantities and prices, denominated in Euros and British Pounds Sterling, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rates as of December 29, 2007. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in Euros or British Pounds Sterling using the exchange rate at the time of purchase. Payments made during 2007 to purchase hops under contracts amounted to $5.3 million.

In the normal course of business, the Company enters into various agreements with brewing companies related to the production of its beers. Under these agreements, the Company is required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its product at the suppliers cost upon termination of these production arrangements. Also, in some cases the Company is obligated to meet annual volume requirements under its agreements with other breweries. During 2007, the Company met all existing minimum volume requirements in accordance with the production agreements, with the exception of one brewery location. For that brewery, the fees associated with not meeting minimum volume requirement were not significant and have been recognized in the Company’s consolidated financial statements at December 29, 2007.

The Company’s agreements with breweries where its beer is brewed periodically require the Company to purchase certain fixed assets in support of brewery operations. As a material part of the Latrobe Agreement, the Company will purchase equipment to be installed at the brewery in Latrobe for upgrades to the brew house, storage of the Company’s proprietary yeasts and packaging of the Company’s products. The expected capital expenditures related to the Latrobe Agreement are between $3 million and $4 million of which approximately $2.4 million has been spent as of December 29, 2007. At December 29, 2007, the Company has no other commitments for fixed asset purchases under existing contracts during the next twelve months, but this amount could vary significantly should there be a change in the Company’s brewing strategy or changes to existing production agreements or should the Company enter into new production relationships or introduce new products.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS No. 157 in the first quarter of 2008. The Company is in the process of evaluating the impact of SFAS No. 157, if any, on its 2008 consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 30, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 27, 2008. The Company does not believe the measurement provision of SFAS No. 158 to have a material effect on its 2008 consolidated financial position, operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value, at specified election dates under its fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 in the first quarter of 2008. The Company is in the process of evaluating the impact of SFAS No. 159, if any, on its 2008 consolidated financial position, operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141, Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations and an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statements disclosures, SFAS No. 141R will also change the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting of valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retrospective. The Company is in the process of evaluating the impact of SFAS No. 141R, if any, on its consolidated financial position, operations and cash flows.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 29, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to the impact of fluctuations in foreign exchange rates. The Company does not enter into derivatives or other market risk sensitive instruments for the purpose of speculation or for trading purposes. Market risk sensitive instruments include derivative financial instruments, other financial instruments, and derivative commodity instruments, such as futures, forwards, swaps and options, that are exposed to rate or price changes.

The Company enters into hops purchase contracts in foreign denominated currencies, as described above under “Hops Purchase Commitments.” The cost of these hops commitments changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (7.25% at December 29, 2007) or (ii) the applicable LIBOR rate (4.9% at December 29, 2007) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 29, 2007, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $4.3 million as of December 29, 2007.

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

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, effective December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In addition, as discussed in Note B to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and as discussed in Note K to the consolidated financial statements, effective December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 11, 2008

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 29,	December 30,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$79,289	$63,147
Short-term investments	16,200	19,223
Accounts receivable, net of allowance for doubtful accounts of $249 and $215 as of December 29, 2007 and December 30, 2006, respectively	17,972	17,770
Inventories	18,090	17,034
Prepaid expenses and other assets	2,152	2,721
Deferred income taxes	2,090	667

Total current assets	135,793	120,562
Property, plant and equipment, net	46,198	30,699
Other assets	12,487	1,837
Goodwill	1,377	1,377

Total assets	$195,855	$154,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,708	$17,942
Accrued expenses	40,349	22,928

Total current liabilities	58,057	40,870
Deferred income taxes	1,215	1,494
Other liabilities	2,995	3,522

Total liabilities	62,267	45,886
Commitments and contingencies Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,095,573 and 9,992,347 shares issued and outstanding as of December 29, 2007 and December 30, 2006, respectively	101	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	88,754	80,158
Accumulated other comprehensive loss, net of tax	(204)	(197)
Retained earnings	44,896	28,487

Total stockholders’ equity	133,588	108,589

Total liabilities and stockholders’ equity	$195,855	$154,475

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
			December 31,
	December 29,	December 30,	2005
	2007	2006	(53 weeks)

Revenue	$380,575	$315,250	$263,255
Less excise taxes	38,928	29,819	24,951

Net revenue	341,647	285,431	238,304
Cost of goods sold	152,288	121,155	96,830

Gross profit	189,359	164,276	141,474
Operating expenses:
Advertising, promotional and selling expenses	124,457	113,669	100,870
General and administrative expenses	24,574	22,657	17,288
Write-off of brewery costs	3,443	—	—

Total operating expenses	152,474	136,326	118,158

Operating income	36,885	27,950	23,316
Other income, net:
Interest income	4,252	3,143	1,761
Other income, net	507	673	442

Total other income, net	4,759	3,816	2,203

Income before provision for income taxes	41,644	31,766	25,519
Provision for income taxes	19,153	13,574	9,960

Net income	$22,491	$18,192	$15,559

Net income per common share — basic	$1.58	$1.31	$1.10

Net income per common share — diluted	$1.53	$1.27	$1.07

Weighted-average number of common shares — basic	14,193	13,900	14,126

Weighted-average number of common shares — diluted	14,699	14,375	14,516

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(In thousands, continued on next page)

	Class A	Class A	Class B	Class B	Additional
	Common	Common	Common	Common	Paid-in
	Shares	Stock	Shares	Stock	Capital

Balance at December 25, 2004	10,089	$101	4,107	$41	$66,157
Net income
Stock options exercised, including tax benefit of $1,172	249	2			4,122
Net issuance of investment shares	24				529
Amortization of unearned compensation
Repurchase of Class A common stock	(548)	(5)
Minimum pension liability, net of tax of $2
Total fiscal 2005 comprehensive income

Balance at December 31, 2005	9,814	98	4,107	41	70,808
Net income
Stock options exercised, including tax benefit of $2,240	334	3			6,737
Net issuance of investment shares and restricted stock awards	43	1			215
Elimination of unearned compensation upon adoption of SFAS No. 123R					(353)
Stock-based compensation expense					2,751
Repurchase of Class A common stock	(199)	(2)
Defined benefit plans liability adjustment, net of tax of $3
Total fiscal 2006 comprehensive income

Balance at December 30, 2006	9,992	100	4,107	41	80,158
Net income
Stock options exercised, including tax benefit of $1,792	236	2			5,238
Net issuance of investment shares and restricted stock awards	51	1			300
Stock-based compensation expense					3,058
Repurchase of Class A common stock	(183)	(2)
Defined benefit plans liability adjustment, net of tax of $6
Total fiscal 2007 comprehensive income

Balance at December 29, 2007	10,096	$101	4,107	$41	$88,754

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(In thousands, continued from last page)

		Accumulated
		Other		Total
	Unearned	Comprehensive	Retained	Stockholders’	Comprehensive
	Compensation	Loss, net of tax	Earnings	Equity	Income

Balance at December 25, 2004	$(280)	$(203)	$12,554	$78,370
Net income			15,559	15,559	$15,559
Stock options exercised, including tax benefit of $1,172				4,124
Net issuance of investment shares	(219)			310
Amortization of unearned compensation	146			146
Repurchase of Class A common stock			(12,532)	(12,537)
Minimum pension liability, net of tax of $2		7		7	7

Total fiscal 2005 comprehensive income					$15,566

Balance at December 31, 2005	(353)	(196)	15,581	85,979
Net income			18,192	18,192	$18,192
Stock options exercised, including tax benefit of $2,240				6,740
Net issuance of investment shares and restricted stock awards				216
Elimination of unearned compensation upon adoption of SFAS No. 123R	353			—
Stock-based compensation expense				2,751
Repurchase of Class A common stock			(5,286)	(5,288)
Defined benefit plans liability adjustment, net of tax of $3		(1)		(1)	(1)

Total fiscal 2006 comprehensive income					$18,191

Balance at December 30, 2006	—	(197)	28,487	108,589
Net income			22,491	22,491	$22,491
Stock options exercised, including tax benefit of $1,792				5,240
Net issuance of investment shares and restricted stock awards				301
Stock-based compensation expense				3,058
Repurchase of Class A common stock			(6,082)	(6,084)
Defined benefit plans liability adjustment, net of tax of $6		(7)		(7)	(7)

Total fiscal 2007 comprehensive income					$22,484

Balance at December 29, 2007	$—	$(204)	$44,896	$133,588

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
			December 31,
	December 29,	December 30,	2005
	2007	2006	(53 Weeks)

Cash flows provided by operating activities:
Net income	$22,491	$18,192	$15,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,654	4,991	4,521
Write-off of brewery costs	3,443	—	—
Loss (gain) on disposal of property, plant and equipment	161	(8)	162
Bad debt expense (recovery)	34	107	(255)
Stock-based compensation expense	3,058	2,751	146
Excess tax benefit from stock-based compensation arrangements	(1,792)	(2,240)	—
Tax benefit from stock options exercised	—	—	1,172
Deferred income taxes	(1,702)	(731)	952
Purchases of trading securities	(47,520)	(36,577)	(9,075)
Proceeds from sale of trading securities	50,543	39,779	10,650
Changes in operating assets and liabilities:
Accounts receivable	(236)	(8,343)	3,547
Inventories	(1,056)	(3,385)	(1,088)
Prepaid expenses and other assets	1,271	(1,506)	(1,133)
Accounts payable	(234)	6,564	1,634
Accrued expenses	19,213	7,807	867
Other liabilities	(534)	1,576	1,182

Net cash provided by operating activities	53,794	28,977	28,841
Cash flows used in investing activities:
Purchases of property, plant and equipment	(25,607)	(9,056)	(13,973)
Proceeds from disposal of property, plant and equipment	5	42	129
Deposits and costs related to proposed brewery acquisition	(11,507)	—	—

Net cash used in investing activities	(37,109)	(9,014)	(13,844)
Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	(6,084)	(5,288)	(12,537)
Proceeds from exercise of stock options	3,448	4,500	2,952
Excess tax benefit from stock-based compensation arrangements	1,792	2,240	—
Net proceeds from sale of investment shares	301	216	310

Net cash provided by (used in) financing activities	(543)	1,668	(9,275)

Change in cash and cash equivalents	16,142	21,631	5,722
Cash and cash equivalents at beginning of year	63,147	41,516	35,794

Cash and cash equivalents at end of year	$79,289	$63,147	$41,516

Supplemental disclosure of cash flow information:
Income taxes paid	$14,721	$10,632	$7,901

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2007

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

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2007 and 2006 consist of fifty-two weeks and the fiscal period of 2005 consists of fifty-three weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 29, 2007 and December 30, 2006 included cash on-hand, as well as tax-exempt and taxable money market instruments that are highly liquid investments.

Short-Term Investments

The Company classifies its investments depending on the Company’s intent and the nature of the investment. The Company’s short-term investments are classified as trading securities, which are recorded at fair market value, and whose change in fair market value is included in earnings. Short-term investments at December 29, 2007 and December 30, 2006 consisted of municipal auction rate securities.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first-in, first-out basis, or market. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments in the fiscal years 2007, 2006 and 2005.

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

Goodwill

Goodwill represents the excess of the purchase price of the Company-owned Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition in November 2000 and relates to the Company’s single operating unit. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its single reporting unit at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 29, 2007 and December 30, 2006.

Long-Lived Assets

Long-lived assets are recorded at cost and depreciated over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 29, 2007.

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets and liabilities and carryforwards, such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns. Through December 30, 2006, the Company recorded estimated income tax reserves as it deemed necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. At the beginning of fiscal 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Cost of Goods Sold

The following expenses are included in cost of goods sold: raw material costs, packaging costs, costs and income related to deposit activity, purchasing and receiving costs, manufacturing labor and overhead, brewing and processing costs, inspection costs relating to quality control, inbound freight charges, depreciation expense related to manufacturing equipment and warehousing costs, which include rent, labor and overhead costs.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $25.5 million, $22.2 million and $17.2 million in fiscal years 2007, 2006 and 2005, respectively.

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

The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and marketing activities used in the promotion of the Company’s products. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The Company has sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, the following: point-of-sale merchandise placement, product displays and promotional programs at retail locations. The costs incurred for these sales incentive arrangements and advertising and promotional programs are included in advertising, promotional and selling expenses during the period in which they are incurred. Total advertising and sales promotional expenditures of $64.2 million, $58.5 million and $55.7 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2007, 2006 and 2005, respectively. Of these amounts, $5.4 million, $5.6 million and $4.2 million related to sales incentives, samples and other promotional discounts and $29.5 million, $28.8 million and $26.3 million related to advertising costs for fiscal years 2007, 2006 and 2005, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables. The Company places its short-term investments with high credit quality financial institutions. The Company sells primarily to independent beer distributors across the United States. Sales to foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 29, 2007 and December 30, 2006 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2007, 2006 and 2005.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 29, 2007 and December 30, 2006 consisted of cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) (“SFAS No. 123R”), Share-Based Payment, which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. See Note J for the effect of the adoption of SFAS No. 123R.

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

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006. See Note J for further discussion of the application of the option-pricing models.

Further, SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing cash inflow with a corresponding operating cash outflow. The 2005 statement of cash flows was not restated under the modified-prospective transition method.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS No. 157 in the first quarter of 2008. The Company is in the process of evaluating the impact of SFAS No. 157, if any, on its 2008 consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 30, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 27, 2008. The Company does not believe the measurement provision of SFAS No. 158 to have a material effect on its 2008 consolidated financial position, operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value, at specified election dates under its fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 in the first quarter of 2008. The Company is in the process of evaluating the impact of SFAS No. 159, if any, on its 2008 consolidated financial position, operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141, Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations and an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statements disclosures, SFAS No. 141R will also change the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting of valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retrospective. The Company is in the process of evaluating the impact of SFAS No. 141R, if any, on its consolidated financial position, operations and cash flows.

C.	Short-Term Investments

There were no realized gains or losses on short-term investments recorded during fiscal years 2007, 2006 and 2005. In January 2008, the Company liquidated all of its short-term investments, which resulted in no gains or losses.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Inventories

Inventories consisted of the following:

	December 29, 2007	December 30, 2006
	(In thousands)

Raw materials	$11,229	$11,767
Work in process	4,116	3,483
Finished goods	2,745	1,784

	$18,090	$17,034

E.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 29, 2007	December 30, 2006
	(In thousands)

Kegs	$37,051	$27,421
Machinery and plant equipment	38,379	32,774
Office equipment and furniture	9,133	8,443
Leasehold improvements	3,571	3,544
Land	7,421	1,315
Building	5,298	5,479

	100,853	78,976
Less accumulated depreciation	54,655	48,277

	$46,198	$30,699

The Company recorded depreciation expense related to these assets of $6.5 million, $4.8 million and $4.4 million in fiscal years 2007, 2006 and 2005, respectively.

The Company had previously been contemplating the construction of a brewery in Freetown, Massachusetts. As the probability of proceeding on this site decreased due to entering into a purchase and sale agreement to acquire an existing brewery in Pennsylvania (Note I), the Company determined that it was appropriate to write off in the second quarter of 2007 the $3.4 million that had been capitalized through June 30, 2007 on the Massachusetts brewery project. In August 2007, the Company purchased the land in Freetown, Massachusetts for $6.0 million as protection against the possibility that the results of the due diligence on the Pennsylvania Brewery might prove unsatisfactory. The Company has now concluded it will proceed with the Pennsylvania Brewery purchase, and in February 2008, placed the land in Freetown, Massachusetts on the market.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Accrued Expenses

Accrued expenses consisted of the following:

	December 29, 2007	December 30, 2006
	(In thousands)

Advertising, promotional and selling expenses	$3,266	$3,052
Accrued deposits	11,785	4,840
Employee wages, benefits and reimbursements	5,694	5,217
Accrued excise taxes (see Note I)	4,925	1,050
Income taxes (see Note H)	7,730	3,295
Other accrued liabilities	6,949	5,474

	$40,349	$22,928

G.	Long-term Debt and Line of Credit

The Company had a credit facility in place that provided for a $20.0 million revolving line of credit which was set to expire on March 31, 2008. On March 10, 2008, the credit facility was amended to increase the revolving line of credit to $50.0 million, to extend the expiration date to March 31, 2013 and to modify certain other terms of the credit agreement. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (7.25% at December 29, 2007) or (ii) the applicable LIBOR rate (4.9% at December 29, 2007) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 29, 2007. There were no borrowings outstanding under the credit facility as of December 29, 2007 and December 30, 2006.

There are also certain restrictive covenants set forth in the credit agreement. Pursuant to the negative covenants, the Company has agreed that it will not: enter into any indebtedness or guarantees other than those specified by the lender, enter into any sale and leaseback transactions, merge, consolidate, or dispose of significant assets without the lender’s prior written consent, will not make or maintain any investments other than those permitted in the credit agreement, will not enter into any transactions with affiliates outside of the ordinary course of business, and will not make any distributions on account of, or in repurchase, retirement or purchase of its capital stock, partnership or other equity interest, except as provided in the agreement. In addition, the credit agreement requires the Company to obtain prior written consent from the lender on distributions on account of, or in repurchase, retirement or purchase of its capital stock or other equity interests with the exception of the following: (a) distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation (a subsidiary of The Boston Beer Company, Inc.), (b) repurchase from former employees of non-vested investment shares of Class A Common Stock, issued under the Employee Equity Incentive Plan, and (c) redemption of shares of Class A Common Stock as approved by the Board of Directors and payment of cash dividends to its holders of common stock. Borrowings under the credit facility may be used for working capital, capital expenditures and general corporate purposes of the Company and its subsidiaries. In the event of a default that has not been cured, the credit facility would terminate and any unpaid principal and accrued interest would become due and payable.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.  Income Taxes

Significant components of the provision for income taxes are as follows:

			2005
	2007	2006	(53 weeks)
	(In thousands)

Current:
Federal	$17,420	$10,845	$7,682
State	3,435	3,460	1,326

Total current	20,855	14,305	9,008
Deferred:
Federal	(1,560)	(714)	913
State	(142)	(17)	39

Total deferred	(1,702)	(731)	952

Total income tax provision	$19,153	$13,574	$9,960

The Company’s reconciliations to statutory rates are as follows:

	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6	3.2	2.5
Non-deductible meals and entertainment	2.3	1.1	1.2
Non-deductible penalties	0.7	—	—
Tax-exempt income	(1.2)	(1.1)	(1.5)
Deduction relating to U.S. production activities	(2.3)	(0.9)	(0.9)
Change in income tax contingencies	6.4	4.7	2.0
Other	1.5	0.7	0.7

	46.0%	42.7%	39.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 29,	December 30,
	2007	2006
	(In thousands)

Deferred tax assets:
Accrued expenses	$2,621	$1,132
Stock-based compensation expense	2,067	1,052
Other	794	720

Total deferred tax assets	5,482	2,904
Deferred tax liabilities:
Property, plant and equipment	(3,729)	(3,025)
Prepaid expenses	(648)	(515)
Goodwill	(230)	(191)

Total deferred tax liabilities	(4,607)	(3,731)

Net deferred tax assets (liabilities)	$875	$(827)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted FIN No. 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, and FASB Staff Position FIN 48-1 (“FSP FIN 48-1”), Definition of Settlement in FASB Interpretation No. 48, at the beginning of fiscal 2007. These interpretations clarified the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 did not result in an adjustment to the beginning balance of retained earnings and also did not result in any material adjustments to reserves for uncertain tax positions.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.9 million in 2007, $0.5 million in 2006 and $0.2 million in 2005. Accrued interest and penalties amounted to $1.0 million at December 29, 2007 and $0.6 million at December 30, 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$4,423
Increases related to current year tax positions	1,873
Increases related to prior year tax positions	1,309
Decreases related to settlements	(769)
Decreases related to statute expiration	(232)

Balance at December 29, 2007	$6,604

Included in the balance of unrecognized tax benefits at December 29, 2007, are potential benefits of $3.9 million that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

In October 2006, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 and 2005 consolidated corporate income tax returns. At December 29, 2007, the examination was in progress. Concurrent with the IRS examination, the Company reviewed its judgments related to certain tax positions taken on the Company’s consolidated federal and state income tax returns relating to deductibility of meals and entertainment expenses and certain other business expenses. As a result, the Company increased its unrecognized tax benefits by $1.3 million as a change in estimate. In March 2008, in connection with the completion of the IRS examination, the Company made a payment of $0.8 million.

In August 2007, the Company entered into a settlement agreement with the Massachusetts Department of Revenue regarding certain apportionment issues related to the 2002 and 2003 tax years, which resulted in a reduction of unrecognized tax benefits by $0.8 million.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease significantly in 2008 due to the commencement or completion of certain state income tax audits. However, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $15.2 million at December 29, 2007, most of which are expected to be incurred in fiscal 2008. The Company had various other non-cancelable purchase commitments at December 29, 2007, which amounted to $2.5 million.

The Company uses specific hops for its beer. These hops include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter and are harvested in several specific regions in Germany. To a lesser extent, the Company uses traditional English hops from England. The Company has entered into contracts for the supply of a substantial portion of its normal hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. Purchases under these hops contracts were approximately $5.3 million, $3.2 million and $3.9 million for fiscal years 2007, 2006 and 2005, respectively. As of December 29, 2007, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

(In thousands)

2008	$14,364
2009	9,384
2010	8,310
2011	3,409
2012	6,532
Thereafter	9,124

$51,123

In the normal course of business, the Company enters into various production arrangements with other brewing companies. Approximately 35% of the Company’s products are brewed at its wholly-owned subsidiary, Samuel Adams Brewery Company, Ltd., in Cincinnati, Ohio. The remainder of the Company’s products is brewed by other brewing companies. Under the brewing service arrangements with other brewing companies, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is also required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its products at supplier’s cost upon termination of these production arrangements. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. During 2007, the Company met all existing minimum volume requirements in accordance with the production agreements, with the exception of one brewery location. For that brewery, the fees associated with not meeting minimum volume requirement were not significant and have been recognized in the Company’s consolidated financial statements at December 29, 2007.

The Company’s arrangements with other brewing companies require it to periodically purchase fixed assets in support of brewery operations. As of December 29, 2007, there were no significant fixed asset purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or introduction of new products in the future may require the Company to purchase fixed assets to support the contract breweries’ operations.

On November 2, 2007, the Company entered into a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) that calls for Anchor to be the exclusive supplier of glass bottles for the

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Cincinnati brewery and the Pennsylvania Brewery, if the acquisition of that brewery is consummated, beginning January 1, 2009. The agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.

Contingent Excise Tax Liability

During the third quarter of 2007, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) performed a routine audit of the Company’s Cincinnati brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company has received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company is in discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance. Based on information available on December 29, 2007, the Company concluded that the range of possible outcomes was between $3.9 million and $9.3 million. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter. The Company continues to maintain this provision in its December 29, 2007 financial statements related to this contingency.

Contract of Sale for Brewery in Lehigh Valley, Pennsylvania

During the third quarter of 2007, the Company entered into a Contract of Sale to purchase from Diageo North America, Inc. a brewery located in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) for $55.0 million. As of December 29, 2007, the Company has paid total deposits of $10.0 million and incurred $1.5 million in acquisition costs, which are included in other assets in the accompanying consolidated balance sheet. The Company expects to close on the purchase of the Pennsylvania Brewery and pay the remaining $45.0 million of the purchase price in June 2008, barring any unforeseen circumstances. In addition to the purchase price of $55.0 million, the Company expects to have spent between $45.0 million and $55.0 million in capital improvements and due diligence by the end of 2008. As of December 29, 2007, the Company has committed to $5.3 million and spent $2.1 million of this capital plan, the latter of which is included in property, plant and equipment, net, in the accompanying consolidated balance sheet.

As a part of the purchase and sale arrangement, Diageo and the Company also entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company has agreed to blend and package the Diageo products currently being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement will take effect on the date on which the Company purchases the Pennsylvania Brewery and will have a term of approximately two years. It is anticipated that the volume of Diageo products being produced at the Pennsylvania Brewery will decline over the term, while, at the same time, the volume of the Company’s products being produced there will increase.

Lease Commitments

The Company has various operating lease agreements in place for facilities and equipment as of December 29, 2007. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2017. Aggregate rent expense was $0.8 million, $1.4 million and $1.3 million in fiscal years 2007, 2006 and 2005, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)

2008	$769
2009	787
2010	663
2011	693
2012	771
Thereafter	3,302

$6,985

Litigation

The Company, along with numerous other beverage alcohol producers, was named as a defendant in a number of class action law suits in several states relating to advertising practices and under-age consumption. Each complaint contained substantially the same allegations that each defendant marketed its products to under-age drinkers and sought an injunction and unspecified money damages on behalf of a class of parents and guardians. As of December 29, 2007, all complaints and related appeals have been withdrawn.

The Company had been in litigation with its previous liability insurers regarding the coverage of defense costs in connection with the above-referenced complaints. In November 2007, the Company and the insurers entered into a settlement agreement, pursuant to which all claims asserted by each of the parties were released and the insurers reimbursed the Company $0.9 million in legal costs previously incurred by the Company. The reimbursement of legal costs is included as income in general and administrative expenses in the accompanying consolidated statement of operations for fiscal year 2007.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All distributions of equity interest are restricted by the Company’s credit agreement, as amended on March 10, 2008 with the exception of distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation, repurchase from former employees of non-vested investment shares of Class A Common Stock issued under the Company’s equity incentive plan and redemption of certain shares of Class A Common Stock as approved by the Board of Directors and payment of cash dividends to its holders of common stock.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2007 and 2006, the Company granted options to purchase 336,100 and 94,000 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. The 2007 option grants consist of a service-based option to purchase 180,000 shares that vest at the end of a six-year period and an aggregate of 156,100 performance-based options. All 2006 option grants are performance-based options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2007 and 2006, the Company granted 40,013 and 32,079 shares, respectively, of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years. During fiscal 2007, the Company granted an additional 3,195 shares of performance-based restricted stock awards to certain key employees that are not expected to vest as performance targets were not attained. No restricted stock awards were granted prior to January 1, 2006. The issuance of restricted stock awards resulted in part from the Company’s evaluation in 2006 of employee preference in the types of stock awards to be issued to them as part of their total compensation package.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2007 and 2006, employees elected to purchase an aggregate of 15,320 and 19,577 investment shares, respectively.

On December 21, 2007, the Equity Plan was amended whereby the number of shares of Class A Common Stock reserved for issuance under the plan was increased from 4.2 million to 5.2 million. As of December 29, 2007, 1.3 million shares remained available for grant. Shares reserved for issuance under canceled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2007 and 2006, the Company granted options to purchase an aggregate of 33,000 and 31,000 shares, respectively, of the Company’s Class A Common Stock to non-employee directors.

The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 29, 2007. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	in Years	Value
				(In thousands)

Outstanding at December 30, 2006	1,615,994	$17.39
Granted	369,100	39.95
Forfeited	(41,000)	24.56
Expired	(15,000)	35.09
Exercised	(235,651)	14.63

Outstanding at December 29, 2007	1,693,443	$22.36	6.07	$25,985

Exercisable at December 29, 2007	816,033	$15.94	4.10	$17,753

Vested and expected to vest at December 29, 2007	1,400,637	$21.38	5.67	$22,865

Of the total options outstanding at December 29, 2007, 560,000 shares were performance-based options.

Stock Option Grants to Chief Executive Officer

In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer that cliff-vest after completion of a six-year service period. Under the binomial option-pricing model, the weighted average fair value of the option is $19.39 per share, and the Company recorded stock-based compensation expense of $0.2 million related to this stock option in fiscal year 2007.

Effective January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vest over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share over the exercise price. The Company will account for this award as a market-based award and calculated the weighted average fair value per share to be $8.41.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income, since the adoption of SFAS No. 123R:

	2007	2006
	(In thousands)

Amounts included in advertising, promotional and selling expenses	$1,164	$901
Amounts included in general and administrative expenses	1,894	1,850

Total stock-based compensation expense	$3,058	$2,751

Amounts related to performance-based stock options included in total stock-based compensation expense	$1,141	$1,205

The Company adopted SFAS No. 123R on January 1, 2006 using the modified-prospective transition method. Consequently, prior period financial statements have not been restated to reflect the effect of SFAS No. 123R. In fiscal year 2005, the Company recognized $0.1 million in stock-based compensation expense related to investment shares under the intrinsic value method.

The effect of the adoption of SFAS No. 123R was a decrease in income before provision for income taxes by $0.7 million and a decrease in net income by $0.4 million, or $0.03 per basic and diluted common share, in fiscal 2006. The following table illustrates the effect on net income and net income per common share if the Company had recognized stock-based compensation expense under the fair value method in fiscal 2005:

(In thousands,
except per
share data)

Net income, as reported	$15,559
Add: Stock-based employee compensation expense reported in net income, net of tax effects	87
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,038)

Pro forma net income	$14,608

Net income per share:
Basic — as reported	$1.10
Basic — pro forma	$1.03
Diluted — as reported	$1.07
Diluted — pro forma	$1.01

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2005 was $9.35 per share as calculated using the Black-

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scholes option-pricing model. The weighted-average fair value of stock options granted during 2007 and 2006 was $15.95 and $8.43 per share, respectively, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2007	2006	2005
	(Binomial Model)	(Binomial Model)	(Black-Scholes Model)

Expected volatility	30.5%	31.6%	33.6%
Expected life of option	^	^	6.8 years
Risk-free interest rate	4.79%	3.82%	3.78%
Expected dividends	0%	0%	0%
Exercise factor	1.5 times	1.5 times	*
Discount for post-vesting restrictions	6.0%	6.5%	*

^	The expected life of the option is an output of the binomial model, which resulted in a weighted average of 9.1 and 7.3 years for options granted during 2007 and 2006, respectively.

*	Assumption not considered in the Black-Scholes option-pricing model.

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

Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vests on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures, in 2007 and 2006. For equity awards that do not vest on January 1st each year, the estimated forfeiture rate used was 10%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures. For pro forma compensation expense disclosure purposes for 2005, forfeitures are recognized as occurred according to SFAS No. 123.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of options vested during 2007 and 2006 was $1.7 million and $1.4 million, respectively. The aggregate intrinsic value of stock options exercised during 2007, 2006 and 2005 was $5.1 million, $5.7 million and $3.0 million, respectively.

Based on equity awards outstanding as of December 29, 2007, there were $6.0 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 29, 2007 that are expected to vest:

(In thousands)

2008	$1,994
2009	1,304
2010	1,063
2011	834
2012	524
Thereafter	316

Total	$6,035

In addition, as of December 29, 2007, there were $1.1 million of unrecognized compensation costs associated with the second tranche of the option to purchase 300,000 shares of the Company’s common stock granted to the Company’s chief executive officer with vesting requirements based on the achievement of various performance targets in 2009. For various other stock options that vest based on performance, there were $1.3 million of unrecognized compensation costs as of December 29, 2007. Through December 29, 2007, no compensation expense was recognized for these performance-based stock options, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

		Weighted
	Number	Average
	of Shares	Fair Value

Non-vested at December 30, 2006	91,054	$14.96
Granted	58,528	31.13
Vested	(25,204)	13.05
Forfeited	(8,453)	27.96

Non-vested at December 29, 2007	115,925	$22.59

Stock Repurchase Program

On December 11, 2007, the Board of Directors approved a $10.0 million increase to the aggregate expenditure limit for the repurchase of the Company’s Class A Common Stock, thereby increasing the limit from $100.0 million to $110.0 million. On February 13, 2008, the Board of Directors approved an additional $10.0 expenditure limit for the repurchase of the Company’s Class A Common Stock. Through December 29, 2007, the Company has repurchased a total of approximately 8.0 million shares of its Class A Common Stock for an aggregate purchase price of $98.7 million.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	Employee Retirement Plans

The Company has one retirement plan covering substantially all non-union employees and five retirement plans covering substantially all union employees.

Non-Union Plan

The Boston Beer Company 401(k) Plan (the “401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees. All full-time, non-union employees over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each employee’s contribution dollar for dollar up to $1,000 and, thereafter, 50% of the employee’s contribution up to 6% of the employee’s eligible annual wages. The Company’s contributions to the 401(k) Plan amounted to $0.8 million, $0.6 million, and $0.5 million in fiscal years 2007, 2006, and 2005, respectively.

Union Plans

The Company has one Company-sponsored defined contribution plan and four defined benefit plans, which combined cover substantially all union employees. The defined benefit plans include two union-sponsored collectively bargained multi-employer pension plans, a Company-sponsored defined benefit pension plan and a Company-sponsored post-retirement medical plan.

The Company’s defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees, was established by the Company in 1997 and is available to all union employees upon completion of one hour of full-time employment. Participants may make voluntary contributions up to 60% of their annual compensation to the Samuel Adams Brewery Company, Ltd. 401(k) Plan, subject to IRS limitations. Effective April 1, 2007, the Company makes a non-elective contribution for certain bargaining employees who are members of a specific union. Company contributions were insignificant in fiscal 2007. The Company also incurs insignificant administration costs for the plan.

The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded vested benefits. Pension expense and employer contributions for these multi-employer plans were not significant in the aggregate.

The Company-sponsored defined benefit pension plan, The Local Union # 1199 Defined Benefit Pension Plan (the “Local 1199 Plan”), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $0.2 million to this plan in fiscal 2007 and $0.1 million in each of the fiscal years 2006 and 2005.

A comprehensive medical plan is offered to union employees who have voluntarily retired at the age of 65 or have become permanently disabled. Employees must have worked for the Company or have prior ownership for at least 10 years at the Company’s Cincinnati brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 6.0% and 5.75% at September 30, 2007 and 2006, respectively, and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits were not significant.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses a September 30 measurement date for its defined benefit pension plan and post-retirement medical plan. Summarized information for those plans are as follows:

	Local 1199 Plan		Post-Retirement Medical Plan
	2007	2006	2007	2006
	(In thousands)

Change in Benefit Obligations
Benefit obligations at beginning of year	$1,052	$981	$281	$259
Service cost	85	77	11	9
Interest cost	60	53	16	14
Actuarial losses (gains)	46	(40)	18	7
Benefits paid	(22)	(19)	(8)	(8)

Benefit obligations at end of year	$1,221	$1,052	$318	$281

Change in Plan Assets
Fair value of plan assets at beginning of year	$813	$713	$—	$—
Actual return on plan assets	98	50	—	—
Company contributions	242	69	8	8
Benefits paid	(22)	(19)	(8)	(8)

Fair value of plan assets at end of year	$1,131	$813	$—	$—

Funded Status
Funded status at end of year	$(90)	$(239)	$(318)	$(281)
Unrecognized net actuarial loss	259	261	74	58
Prepaid contribution	—	—	—	—

Net amount recognized	$169	$22	$(244)	$(223)

Amounts Recognized in Balance Sheets
Current liabilities	$—	$—	$(8)	$(8)
Noncurrent liabilities	(90)	(239)	(310)	(273)
Accumulated other comprehensive loss	259	261	74	58

Net amount recognized	$169	$22	$(244)	$(223)

Accumulated Benefit Obligation	$1,221	$1,052	$318	$281

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts in accumulated other comprehensive loss at December 29, 2007 and December 30, 2006 that have not yet been recognized as components of net periodic benefit cost represent net gains and losses. There were no unrecognized prior service costs and net transition asset or obligation. The amount in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal year 2008 is $10,000 and $3,000 for the Local 1199 Plan and the post-retirement medical plan, respectively.

				Post-Retirement
	Local 1199 Plan			Medical Plan
	2007	2006	2005	2007	2006	2005
	(In thousands)

Components of Net Periodic Benefit Cost
Service cost	$85	$77	$74	$11	$9	$9
Interest cost	60	53	48	16	14	11
Expected return on plan assets	(61)	(54)	(52)	—	—	—
Amortization of net actuarial loss	12	17	18	2	2	—

Net periodic benefit cost	$96	$93	$88	$29	$25	$20

Amounts Recognized in Other Comprehensive Loss
Net gain (loss)	$9	$(54)	$6	$18	$5	$44
Amortization of net actuarial loss	(12)	(17)	(18)	(2)	(2)	—

Total recognized in other comprehensive loss	$(3)	$(71)	$(12)	$16	$3	$44

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.0%	5.75%	5.5%	6.0%	5.75%	5.5%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.75%	5.5%	5.8%	5.75%	5.5%	5.75%
Expected return on assets	7.0%	7.0%	7.0%	—	—	—

The Local 1199 Plan invests in a family of funds that are designed to minimize excessive short-term risk and focus on consistent, competitive long-term performance, consistent with the funds’ investment objectives. The fund specific objectives vary and include maximizing long-term returns both before and after taxes, maximizing total return from capital appreciation plus income and funds that invest in common stock of companies that cover a broad range of industries.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

	September 30,	September 30,
Asset Category	2007	2006

Equity securities	45%	46%
Debt securities	53	54
Other	2	—

Total	100%	100%

The Company expects to contribute $0.1 million to the Local 1199 Plan and $8,000 to the post-retirement medical plan during the fiscal year 2008.

The following benefit amounts, which reflect expected future service, as appropriate, are expected to be paid:

	Local 1199	Post-Retirement
	Plan	Medical Plan
	(In thousands)

2008	$23	$8
2009	25	9
2010	28	9
2011	35	10
2012	41	12
2013-2017	386	90

Total	$538	$138

L.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

			2005
	2007	2006	(53 weeks)
	(In thousands)

Net income	$22,491	$18,192	$15,559

Weighted average shares of Class A Common Stock	10,086	9,793	10,019
Weighted average shares of Class B Common Stock	4,107	4,107	4,107

Shares used in net income per common share — basic	14,193	13,900	14,126
Effect of dilutive securities:
Stock options	481	460	390
Non-vested investment shares and restricted stock	25	15	—

Dilutive potential common shares	506	475	390

Shares used in net income per common share — diluted	14,699	14,375	14,516

Net income per common share — basic	$1.58	$1.31	$1.10

Net income per common share — diluted	$1.53	$1.27	$1.07

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $1.58, $1.31 and $1.10 for the fiscal years 2007, 2006 and 2005, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 140,000, 106,000 and 33,000 shares of Class A Common Stock were outstanding during fiscal 2007, 2006 and 2005, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 200,000, 120,000 and 364,500 of Class A Common Stock were outstanding during fiscal 2007, 2006 and 2005, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of December 29, 2007, December 30, 2006 and December 31, 2005.

M.	Accumulated Other Comprehensive Loss

Accumulated comprehensive loss represents amounts of unrecognized actuarial losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated comprehensive loss represent actuarial losses, net of tax effect, recognized as components of net periodic benefit costs.

N.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Allowance for Doubtful Accounts	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2007	$215	$34	$—	$249
2006	116	107	(8)	215
2005	597	(255)	(226)	116

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Inventory Obsolescence Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2007	$317	$2,175	$(1,860)	$632
2006	463	1,522	(1,668)	317
2005	713	384	(634)	463

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Stale Beer Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2007	$854	$1,614	$(1,376)	$1,092
2006	845	1,755	(1,746)	854
2005	798	1,393	(1,346)	845

O.	Quarterly Results (Unaudited)

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For Quarters Ended
	(In thousands, except per share data)
	December 29,	September 29,	June 30,	March 31,	December 30,	September 30,	July 1,	April 1,
	2007(4)	2007(3)	2007(2)	2007	2006(1)	2006	2006	2006
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Barrels sold	497	476	507	396	416	432	440	324
Net revenue	$92,187	$84,144	$92,868	$72,448	$73,343	$75,867	$79,333	$56,888

Gross profit	53,183	43,116	52,738	40,322	41,076	43,470	47,057	32,673

Operating income	14,229	3,593	10,545	8,518	5,090	8,183	12,308	2,369

Net income	$6,755	$3,177	$6,791	$5,768	$2,477	$5,908	$7,986	$1,821

Net income per share — basic	$0.48	$0.22	$0.48	$0.41	$0.18	$0.43	$0.57	$0.13

Net income per share — diluted	$0.46	$0.21	$0.46	$0.40	$0.17	$0.41	$0.56	$0.13

(1)	During the fourth quarter of 2006, the Company increased income tax expense related to state income tax in certain states for 2003 to 2006 by approximately $1.0 million.

(2)	During the second quarter of 2007, the Company wrote-off $3.4 million in capitalized brewery costs.

(3)	During the third quarter of 2007, the Company recorded a $3.9 million provision for estimated contingent excise taxes related to a Federal Alcohol and Tobacco Tax and Trade Bureau audit.

(4)	During the fourth quarter of 2007, the Company recorded a $2.2 million provision for income taxes as a result of the Company’s review of its judgments concerning certain income tax deductions in connection with an income tax audit. Also during the fourth quarter of 2007, the Company recorded a $0.9 million gain, representing insurance reimbursement of prior period legal costs incurred by the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

(b)	Management’s Report on Internal Control Over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 29, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

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

We have audited The Boston Beer Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Boston Beer Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 11, 2008

(c)	Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In December, 2002, the Board of Directors of the Company adopted a (i) Code of Business Conduct and Ethics that applies to its Chief Executive Officer and its Chief Financial Officer, and (ii) Corporate Governance Guidelines. The Code of Business Conduct and Ethics was amended effective August 1, 2007 to provide for a third-party whistleblower hotline. These, as well as the charters of each of the Board Committees, are posted on the Company’s website, www.bostonbeer.com, and are available in print to any shareholder who requests them. Such requests should be directed to the Investor Relations Department, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, MA 02210. The Company intends to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s Chief Executive Officer or Chief Financial Officer and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on the Company’s website.

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting to be held on May 23, 2008.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting to be held on May 23, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting to be held on May 23, 2008.

Related Stockholder Matters

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	1,693,443	$22.36	1,370,438
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,693,443	$22.36	1,370,438

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting to be held on May 23, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting to be held on May 23, 2008.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998.
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).
10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

Exhibit No.		Title

10.3		Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.4		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).
10.5		Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).
10.6		Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
10.7		Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).
10.8		Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
+10	.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).
+10	.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).
+10	.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).
10.12		Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).
+10	.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).
+10	.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).
10.15		Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).
+10	.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).
10.17		Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).
10.18		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).
10.19		1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

Exhibit No.		Title

+10	.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
10.23		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).
+10	.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).
+10	.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
10.27		Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).
+10	.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
10.31		Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
+10	.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.34		Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.35		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).
+10	.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10	.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

Exhibit No.		Title

+10	.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10	.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.41		Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10	.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).
+10	.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
10.44		Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Fleet National Bank and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).
10.45		Amended and Restated 1996 Stock Option Plan for Non-Employee Directors effective October 19, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 7, 2004).
+10	.46	Third Amended and Restated Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of December 1, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2005).
+10	.47	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).
10.48		Form of Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).
10.49		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997 and December 19, 2005, effective as of January 1, 2006 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on December 23, 2005).
+10	.50	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006.
+10	.51	Purchase and Sale Agreement between Campanelli Freetown Land, LLC and Boston Beer Corporation dated August 10, 2006.
10.52		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, and December 19, 2006, effective as of January 1, 2007 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on January 26, 2007).
+10	.53	Separation Agreement and General Release between Jeffrey D. White and The Boston Beer Company, Inc., effective February 12, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

Exhibit No.		Title

10.54		Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).
+10	.55	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10.56		Addendum to Production Agreement between Miller Brewing Company and Boston Beer Corporation effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.57	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.58	Contract of Sale dated August 1, 2007 between Diageo North America, Inc. and Boston Beer Corporation, including the Packaging Services Agreement of even date attached thereto as Exhibit H (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2007).
*+10	.59	Alternation Agreement between Boston Beer Corporation and Miller Brewing Company dated October 23, 2007.
*+10	.60	Glass Bottle Supply Agreement between Boston Beer Corporation and Anchor Glass Container Corporation dated November 2, 2007.
*+10	.61	Amendment to Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective December 13, 2007.
10.62		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, and December 21, 2007, effective as of January 1, 2007 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on December 28, 2007).
*11	.1	The information required by exhibit 11 has been included in Note L of the notes to the consolidated financial statements.
14.1		Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
*14	.2	Restated Code of Business Conduct and Ethics adopted by the Board of Directors on July 31, 2007, effective August 1, 2007.
*21	.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 29, 2007
*23	.1	Consent of independent registered public accounting firm.
*31	.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March 2008.

The Boston Beer Company, Inc.

/s/  Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ Martin F. Roper Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ William F. Urich William F. Urich	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. James Koch C. James Koch	Chairman, Clerk and Director

/s/ Pearson C. Cummin, III Pearson C. Cummin, III	Director

/s/ Charles Joseph Koch Charles Joseph Koch	Director

/s/ Jean-Michel Valette Jean-Michel Valette	Director

/s/ David A. Burwick David A. Burwick	Director

/s/ Jay Margolis Jay Margolis	Director

/s/ Gregg A. Tanner Gregg A. Tanner	Director