Form 10-Q
period 2008-03-29
BOSTON BEER CO INC
filed 2008-05-06
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2008:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	9,921,895 4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
MARCH 29, 2008

PART I.

Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 29,	December 29,
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$71,162	$79,289
Short-term investments	—	16,200
Accounts receivable, net of allowance for doubtful accounts of $355 and $249 as of March 29, 2008 and December 29, 2007, respectively	20,164	17,972
Inventories	24,934	18,090
Prepaid expenses and other assets	3,726	2,152
Deferred income taxes	2,090	2,090

Total current assets	122,076	135,793
Property, plant and equipment, net	50,526	46,198
Other assets	12,547	12,487
Goodwill	1,377	1,377

Total assets	$186,526	$195,855

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,112	$17,708
Accrued expenses	45,703	40,349

Total current liabilities	62,815	58,057
Deferred income taxes	1,215	1,215
Other liabilities	2,848	2,995

Total liabilities	66,878	62,267
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,859,115 and 10,095,573 shares issued and outstanding as of March 29, 2008 and December 29, 2007, respectively	99	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	93,875	88,754
Accumulated other comprehensive loss, net of tax	(204)	(204)
Retained earnings	25,837	44,896

Total stockholders’ equity	119,648	133,588

Total liabilities and stockholders’ equity	$186,526	$195,855

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 29,	March 31,
	2008	2007
Revenue (net of product recall returns of $9,080 in 2008)	$84,278	$79,734
Less excise taxes	8,155	7,286

Net revenue	76,123	72,448
Cost of goods sold (including costs associated with product recall of $5,931 in 2008)	44,473	32,126

Gross profit	31,650	40,322
Operating expenses:
Advertising, promotional and selling expenses	31,501	26,506
General and administrative expenses	7,511	5,298

Total operating expenses	39,012	31,804

Operating (loss) income	(7,362)	8,518
Other income, net:
Interest income	760	965
Other income, net	110	167

Total other income, net	870	1,132

(Loss) income before income taxes	(6,492)	9,650
Income taxes (benefit) provision	(2,753)	3,882

Net (loss) income	$(3,739)	$5,768

Net (loss) income per common share — basic	$(0.27)	$0.41

Net (loss) income per common share — diluted	$(0.27)	$0.40

Weighted-average number of common shares — basic	13,853	14,118

Weighted-average number of common shares — diluted	13,853	14,595

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 29,	March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net (loss) income	$(3,739)	$5,768
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,979	1,386
Gain on disposal of property, plant and equipment	—	(2)
Bad debt expense	106	33
Stock-based compensation expense	893	486
Excess tax benefit from stock-based compensation arrangements	(1,426)	(1,270)
Purchases of trading securities	—	(10,665)
Proceeds from sale of trading securities	16,200	9,863
Changes in operating assets and liabilities:
Accounts receivable	(2,298)	(2,000)
Inventories	(6,844)	(1,917)
Prepaid expenses and other assets	(892)	(917)
Accounts payable	(596)	(3,320)
Accrued expenses	6,780	526
Other liabilities	(147)	(102)

Net cash provided by (used in) operating activities	10,016	(2,131)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(6,271)	(2,538)
Proceeds from disposal of property, plant and equipment	—	2
Deposits and costs related to proposed brewery acquisition	(47)	—

Net cash used in investing activities	(6,318)	(2,536)

Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(15,324)	—
Proceeds from exercise of stock options	1,961	1,620
Excess tax benefit from stock-based compensation arrangements	1,426	1,270
Net proceeds from sale of investment shares	112	79

Net cash (used in) provided by financing activities	(11,825)	2,969

Change in cash and cash equivalents	(8,127)	(1,698)

Cash and cash equivalents at beginning of period	79,289	63,147

Cash and cash equivalents at end of period	$71,162	$61,449

Supplemental disclosure of cash flow information:
Income taxes paid	$3,177	$592

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of March 29, 2008 and the statements of consolidated operations and consolidated cash flows for the interim periods ended March 29, 2008 and March 31, 2007 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of March 29, 2008 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 29, 2008 and March 31, 2007, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
In January 2008, the Company liquidated all of its short-term investments. The Company’s short-term investments consisted of municipal auction rate securities as of December 29, 2007, and were classified as trading securities which are recorded at fair market value and whose change in fair market value is recorded in earnings. The Company recorded no realized gains or losses on short-term investments for the interim periods ended March 29, 2008 and March 31, 2007.
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

	March 29,	December 29,
	2008	2007
	(in thousands)
Raw materials	$15,922	$11,229
Work in process	5,352	4,116
Finished goods	3,660	2,745

	$24,934	$18,090

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 29,	March 31,
	2008	2007
	(in thousands, except per share
	data)
Net (loss) income	$(3,739)	$5,768

Weighted average shares of Class A Common Stock	9,746	10,011
Weighted average shares of Class B Common Stock	4,107	4,107

Shares used in net (loss) income per common share — basic	13,853	14,118
Effect of dilutive securities:
Stock options	—	460
Non-vested investment shares and restricted stock	—	17

Dilutive potential common shares	—	477

Shares used in net (loss) income per common share — diluted	13,853	14,595

Net (loss) income per common share — basic	$(0.27)	$0.41

Net (loss) income per common share — diluted	$(0.27)	$0.40

Basic net (loss) income per common share for each share of Class A Common Stock and Class B Common Stock is $(0.27) and $0.41 for the three months ended March 29, 2008 and March 31, 2007, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three months ended March 29, 2008, the Company had 0.5 million dilutive potential common shares, which were not included in the computation of net loss per diluted share because these shares would be antidilutive.
E. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended March 29, 2008 and March 31, 2007 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $11.6 million at March 29, 2008.
In 2007, the Company entered into a Contract of Sale to purchase from Diageo North America, Inc. a brewery located in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) for $55.0 million. As of March 29, 2008, the Company has paid total deposits of $10.0 million and incurred $1.6 million in acquisition costs, which are included in other assets in the accompanying consolidated balance sheet. The Company expects to close on the purchase of the Pennsylvania Brewery and pay the remaining $45.0 million of the purchase price in June 2008, barring any unforeseen circumstances. In addition to the purchase price of $55.0 million, the Company expects to have spent between $45.0 million and $55.0 million in capital improvements and due diligence by the end of 2008. As of March 29, 2008, the Company has committed to $15.6 million and spent $5.1 million of this capital plan, the latter of which is included in property, plant and equipment, net, in the accompanying consolidated balance sheet.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at March 29, 2008 totaled $48.1 million, based on the exchange rates on that date.
Other outstanding purchase commitments totaled $2.8 million at March 29, 2008.
Contingent Excise Tax Liability
During the third quarter of 2007, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) performed a routine audit of the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis to date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company is in discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. The Company continues to maintain this provision in its March 29, 2008 financial statements related to this contingency. Based on communications it has received from the TTB to date, the Company currently estimates that its maximum possible exposure related to the issue raised by the TTB is approximately $8.5 million.
G. Stock Option Grant to Chief Executive Officer
Effective January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vest over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. The Company is accounting for this award as a market-based award under the Monte Carlo Simulation pricing model and calculated the weighted average fair value per share to be $8.41. During the three months ended March 29, 2008, the Company recorded stock-based compensation expense of $0.2 million related to this stock option grant.
H. Income Taxes
As of March 29, 2008 and December 29, 2007, the Company had approximately $5.7 million and $6.6 million, respectively, of unrecognized income tax benefits. The change in the balance of unrecognized tax benefits is primarily due to a decrease related to a payment made in connection with the completion of an Internal Revenue Service (“IRS”) examination.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 29, 2008, the Company had $1.2 million accrued for interest and penalties.
During the three months ended March 29, 2008, the IRS completed an examination of the Company’s 2004 and 2005 consolidated corporate income tax returns. At the completion of the IRS examination, the Company made a payment to the IRS of $0.8 million, including tax and interest. As a result, the Company reduced its unrecognized tax benefits by $0.5 million and recognized a tax benefit of $0.1 million.

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
I. Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on December 30, 2007, the first day of its fiscal year 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, an exit price. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under existing accounting pronouncements, certain assets and liabilities are measured at fair value and SFAS No. 157 expands the disclosures that are required for items measured at fair value. Further, under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
On the date of the adoption, or December 30, 2007, the Company applied the provisions of SFAS No. 157 to its short-term investments which consisted of trading securities. To measure the fair value of its short-term investments, the Company used Level 1 inputs from a fair value hierarchy of three levels according to SFAS No. 157, under which inputs represent unadjusted quoted prices in active markets for identical items. On the date of the adoption of SFAS No. 157, the remeasured fair value of the Company’s short-term investments equals their carrying value, and therefore, no adjustments were made. Further, during the three months ended March 29, 2008, the Company sold all of its short-term investments without incurring any gains or losses.
The Company currently does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis.
As permitted by Financial Accounting Standards Board Staff Position No. 157-2, the Company will not apply the provisions of SFAS No. 157 to the following items until 2009: property, plant and equipment and goodwill. The Company is in the process of evaluating the impact of the deferred provisions of SFAS No. 157 on its 2009 consolidated financial position, operations and cash flows.
J. Product Recall
On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery that detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant that supplies bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles year-to-date.

As a result of the recall, the Company recorded an estimated accrual for product returns of $9.1 million and an estimated accrual for recall-related costs of $4.2 million and wrote-off $1.7 million of affected inventory, representing an estimate of 200,000 cases, for the three months ended March 29, 2008. The estimated returns have been recorded as a reduction of revenue and the costs of the recall and the inventory write-off have been included in cost of goods sold since substantially all of the costs incurred are a direct result of the packaging defect. The recorded recall charges resulted in a total reduction to operating income and income before income taxes of $15.0 million and a reduction to net income of $8.8 million for the three months ended March 29, 2008.
The accrual for returns is based on a preliminary estimate of 550,000 affected cases of the Company’s products at retail and wholesale, and sell prices of relevant products. Such estimates are provided by distributors and are based on information available to the Company as of April 23, 2008. The recall-related costs primarily include fees and incentives to retailers and wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. These costs are calculated based upon the estimated number of affected bottles, the Company’s historical costs for various activities such as freight, destruction and warehousing, agreed upon incentives with retailers and wholesalers and costs incurred to-date. The Company is still in the process of sorting through over 100,000 cases of suspected product and depending on the results of that sorting process, actual cases affected and costs associated could be different from these estimates. The Company expects to have incurred the majority of the direct costs related to the recall within the next three to six months.
The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims, given the early stage of the product recall. Consequently, no amounts have been recorded as receivable as of March 29, 2008 for any potential recoveries of any amounts from third parties and there can be no assurance there will be any potential recoveries. The Company carries product liability insurance, but does not carry product recall insurance.

PART I.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three-month period ended March 29, 2008 as compared to the three-month period ended March 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
PRODUCT RECALL
On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”), that detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant that supplies bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles year-to-date.
Within two weeks of this announcement, the Company estimated it had quarantined for destruction approximately 750,000 cases of the affected products, of which approximately 200,000 cases had been under its control at its breweries or warehouses. The full costs of this effort include drinker rebates, product credits, fees and incentives to retailers and wholesalers for the recall, lost product, freight and destruction charges for returned product, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. The Company also faces the potential for lost sales at retail.
The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims, given the early stage of the product recall. Consequently, no amounts have been recorded as receivable as of March 29, 2008 for any potential recoveries of any amounts from third parties and there can be no assurance there will be any potential recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
As a result of the recall, the Company recorded charges that negatively impacted its operating results before tax by $15.0 million and net income by $8.8 million for the three months ended March 29, 2008. The recorded charges are based on information available to the Company as of April 23, 2008. The Company is still in the process of sorting through over 100,000 cases of suspected product and depending on the results of that sorting process, actual cases affected and costs associated could be different from these estimates. The Company expects to have incurred the majority of the direct costs related to the recall within the next three to six months.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery under contract arrangements for third parties which are not significant to the Company’s total sales.
Three Months Ended March 29, 2008 compared to Three Months Ended March 31, 2007
Net revenue. Net revenue increased by $3.7 million, or 5.1%, to $76.1 million for the three months ended March 29, 2008, as compared to $72.4 million for the three months ended March 31, 2007. The increase was primarily due to an increase in the shipment volume of Boston Beer’s core brands, net of anticipated returns of 40,000 barrels (or 550,000 cases) of products as a result of the product recall, as well as an increase of approximately 3% in net revenue per barrel. The estimated effect of the anticipated returns of 550,000 cases was $9.1 million, which was based on the best available information through April 23, 2008. Actual returns related to the product recall could differ from this estimate.

Volume. Total shipment volume, net of the estimated 40,000 barrels of recalled products, increased by 2.0% to 404,000 barrels for the three months ended March 29, 2008, as compared to 396,000 barrels for the three months ended March 31, 2007. Shipment volume for the core brands increased by 1.8% to 398,000 barrels, due primarily to increases in the Samuel Adams® brand family and the Twisted Tea® brand family shipments. Prior to the reversal of shipments related to the recall, volume increase was approximately 12% as a result of the growth in the Samuel Adams® brand family shipments, driven by double-digit growth rates in Samuel Adams® Seasonals and Samuel Adams® Brewmaster’s Collection.
Shipments and orders in-hand, net of product recall returns, suggest that core shipments through May of 2008 are estimated to be up approximately 12% as compared to the same period in 2007. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core products for the first quarter of 2008 increased by approximately 12% over the same period in 2007. April year-to-date depletions reported to the Company are estimated to be up approximately 13% over 2007, but this number may not be indicative of actual business trends in April due to some inconsistency in reporting due to the recall. The Company believes that wholesaler inventory levels at March 29, 2008 were consistent with levels for this time of year, as reflected in shipments exceeding depletions by a similar amount to the same period of the prior year. The Company expects this inventory build to unwind through the rest of the year. Further, the recall of approximately 550,000 cases from retail and wholesale locations during the second quarter will reduce these levels significantly and second quarter shipments are expected to be higher than usual to bring these inventory levels back to the desired level.
Net Selling Price. The selling price per barrel for core brands increased by 3.3% to $190.10 for the three months ended March 29, 2008, as compared to $184.11 for the same period last year. This increase in net revenue per barrel is primarily due to price increases combined with lower discount rates implemented in the first quarter, a net effect of approximately 5% increase compared to the same period last year, but slightly offset by the effect of the recall.
Gross profit. Gross profit for core products was $79.34 per barrel for the three months ended March 29, 2008, as compared to $102.70 for the three months ended March 31, 2007. Gross margin for core products was 41.7% for the three months ended March 29, 2008, as compared to 55.8% for the three months ended March 31, 2007. The decreases in gross profit per barrel and gross margin are primarily due to a $5.9 million charge for estimated costs associated with the product recall, such as fees and incentives to retailers and wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, and point-of-sale materials costs. The effect of the charge for product recall costs on gross margin was approximately 13 percentage points. To a lesser extent, the decreases in gross profit per barrel and gross margin resulted from an increase in cost of goods sold per barrel as compared to the prior year, partially offset by increases in the Company’s net selling price.
Cost of goods sold for core brands increased by $14.45 per barrel to $95.86 per barrel and was 50.4% as a percentage of net revenue for the three months ended March 29, 2008, as compared to $81.41 per barrel and 44.2% as a percentage of net revenue for the three months ended March 31, 2007. The cost per barrel increase is primarily due to the costs of products sold for which the associated revenue was reversed due to the product recall. The remaining increase in cost per barrel resulted from higher ingredient, package material, production and depreciation costs and a shift in product mix, partially offset by a slight change in package mix. The Company expects most of the year-on-year cost pressures to continue during the remainder of the year.
Excluding the impact of the product recall, 2008 full year gross margin as a percent of net revenue could be down as much as three percentage points below full year 2007 levels based on available cost increase information and preliminary pricing expectations.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $5.0 million, or 18.9%, to $31.5 million for the three months ended March 29, 2008, as compared to $26.5 million for the three months ended March 31, 2007. The increase is primarily due to increases in freight expenses to wholesalers, advertising and salaries and benefit costs. Advertising, promotional and selling expenses for core brands were 41.6% of net revenue, or $79.15 per barrel, for the three months ended March 29, 2008, as compared to 36.8% of net revenue, or $67.79 per barrel, for the three months ended March 31, 2007. The increases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to the effect of the product recall on net revenue. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $2.2 million, or 41.5%, to $7.5 million for the three months ended March 29, 2008, as compared to $5.3 million for the same period last year. The increase primarily resulted from increases in salary and benefit costs.
Total other income, net. Total other income, net, decreased by $0.2 million to $0.9 million for the three months ended March 29, 2008 primarily due to less interest earned on lower average cash and investment balances during the first fiscal quarter of 2008 as compared to the same period in 2007.
Provision for income taxes. The Company recorded an income tax benefit of $2.8 million for the three months ended March 29, 2008, compared to an income tax provision of $3.9 million for the three months ended March 31, 2007. The income tax benefit for the three months ended March 29, 2008 resulted from the impact of the charges associated with the product recall to operating results. The Company’s effective tax rate increased to approximately 42.4% for the three months ended March 29, 2008 from 40.2% for the same period last year. The increase in the effective tax rate is due to an increase in permanent differences, specifically related to meals and entertainment.
LIQUIDITY AND CAPITAL RESOURCES
Cash and short term investments decreased to $71.2 million as of March 29, 2008 from $95.5 million as of December 29, 2007, primarily due to repurchases of common stock and purchases of property, plant and equipment, partially offset by cash flows provided by operating activities and proceeds from stock option exercises.
Cash flows provided by operating activities consist of net income or net loss, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, and other non-cash items included in operating results. Also affecting cash flows provided by operating activities are changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash flows provided by operating activities of $10.0 million for the three months ended March 29, 2008 primarily resulted from the sale of all of the Company’s remaining trading securities of $16.2 million and non-cash items of $1.6 million, partially offset by a net loss of $3.7 million and a net increase in operating assets and liabilities of $4.0 million. The net increase in operating assets and liabilities for the three months ended March 29, 2008 primarily resulted from a $6.8 million increase in inventory due to the receipt of the 2007 hop crop and higher general inventory levels in support of growth and a $2.3 million increase in accounts receivable due to the timing of sales transactions in the period, offset by a $6.8 million increase in accrued expenses as a result of the provisions for product returns and costs associated with the product recall. Cash flows used in operating activities of $2.1 million for the three months ended March 31, 2007 primarily consisted of a net increase in operating assets and liabilities of $7.7 million and net purchases of trading securities of $0.8 million, partially offset by net income of $5.8 million and non-cash items of $0.6 million.
Comparing the three month periods ended March 29, 2008 and March 31, 2007, cash flows provided by operating activities increased by $12.1 million primarily as a result of $17.0 million in increased sales of trading securities, offset by a $9.5 million decrease in net income. The net increase in operating assets and liabilities of $4.0 million for the three months ended March 29, 2008, as compared to the $7.7 million net increase for the three months ended March 31, 2007, also contributed to the increase in cash flows provided by operating activities.
The Company used $6.3 million in investing activities during the three months ended March 29, 2008, as compared to $2.5 million during the three months ended March 31, 2007. The $3.8 million increase in investing activities primarily resulted from $3.0 million in equipment purchases to upgrade the Pennsylvania Brewery and higher purchases of kegs.
Cash used in financing activities was $11.8 million during the three months ended March 29, 2008, as compared to $3.0 million of cash provided by financing activities during the three months ended March 31, 2007. The $14.8 million change in cash used for financing activities is primarily due to $15.3 million in repurchases by the Company of shares of its Class A Common Stock under its Stock Repurchase Program.
During the three months ended March 29, 2008, the Company repurchased 0.4 million shares of its Class A Common Stock for a total cost of $15.3 million. As of March 29, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had approximately $6.0 million remaining on the $120.0 million share buyback expenditure limit. Since March 29, 2008, the Company has not repurchased additional shares of its Class A Common Stock.
During the three months ended March 29, 2008, the Company’s available cash was primarily invested in high-grade tax-exempt and taxable money-market funds. In January 2008, the Company liquidated its then existing investments in high grade Municipal Auction Rate Securities, without incurring gains or losses, in order to fund various capital projects related to the acquisition of the brewery in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”). The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment and minimize fees, transaction costs and expenses associated with the selection and management of the investment securities.
On March 10, 2008, the Company increased the borrowing limit under its credit facility from $20.0 million to $50.0 million and extended the expiration date of the credit facility from March 31, 2008 to March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
The Company continues to estimate total capital expenditures in 2008 to be between $110.0 and $125.0 million, of which $45.0 million is the balance of the purchase price for the Pennsylvania Brewery, and $45.0 to $55.0 million relates to capital expenditures necessary to restart and upgrade the Pennsylvania Brewery. The Company’s capital investments in 2008 would be significantly higher if other major brewery investment projects were initiated.

During the third quarter of 2007, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) performed a routine audit of the Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million.  The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006.  Based on the Company’s analysis to-date, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The Company is in discussions with the TTB regarding the differences in the methodologies used to ascertain regulatory compliance. Based on communications it has received from the TTB to date, the Company currently estimates that its maximum possible exposure related to the issue raised by the TTB is approximately $8.5 million.
Based upon current projections, including the estimated expenditure related to the product recall, the Company expects that its working capital of $59.3 million at March 29, 2008, cash flows from operations and the credit facility should be sufficient to meet its short-term and long-term operating and capital requirements.
2008 Outlook
While the effects of the recall and the first quarter price increase are not fully visible, the Company still expects to achieve full-year depletions growth, prior to the recall effects, in the low double digits, consistent with its first quarter performance, and its outlook on full year earnings results has not changed with the exception of the impact of the recall costs. Including the impact of the recall, but without taking into account any potential recoveries, the Company expects 2008 earnings per diluted share to be between $1.15 and $1.45. The earnings per share range estimate does not include any significant change in currently planned levels of brand support or any additional expenses above the current estimates for the startup and acquisition of the Pennsylvania Brewery, product recall or the provision for excise tax liability reported in the third quarter 2007, which remains at $3.9 million at March 29, 2008. The Company’s ability to achieve this level of earnings growth in 2008 is dependent on its ability to achieve challenging targets for volume, pricing and costs.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At March 29, 2008, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 29, 2008.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three month period ended March 29, 2008, except for the following:
Product Recall
Prior to announcing the voluntary product recall on April 7, 2008, the Company had not had a significant product recall. The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. Facts and circumstances related to any recall, including where the product affected by the recall is located (for example, with wholesale, retail and consumers or in the Company’s inventory) and cost estimates for any fees and incentives to retailers and wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs are considered when establishing reserves for product recall. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventories, net revenues, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating the quantity of recalled products not yet consumed, the allocation of recalled products sold to consumers and the portion held at retail and wholesale, incentives to be earned by retailers and wholesalers for their effort to return the products, future freight rates, and the way in which drinkers might be compensated for their claims or affected products they hold.
In connection with the recall announced in April 2008, the Company recorded an estimated accrual for product returns of $9.1 million and an estimated accrual for recall-related costs of $4.2 million and wrote-off $1.7 million of affected inventory as of March 29, 2008. The Company believes that its reserves for the product recalls at March 29, 2008 are adequate and appropriate. However, due to the high degree of judgment involved in making such estimates and the early stage of the product recall, actual returns and costs may be different from the reserves. Consequently, the reserves for the product recall may not be sufficient to cover such losses.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and items that are recognized at fair value on a recurring basis on December 30, 2007, the first day of its fiscal year 2008. This partial adoption of SFAS No. 157 related to financial assets and financial liabilities did not have an effect on the Company’s consolidated financial position, operations and cash flows for the three months ended March 29, 2008.
As permitted by FSP No. 157-2, the Company will not apply the provisions of SFAS No. 157 to the following items until 2009: property, plant and equipment and goodwill. The Company is in the process of evaluating the impact of the deferred provisions of SFAS No. 157 on its 2009 consolidated financial position, operations and cash flows.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments at fair value, that are not currently required to be measured at fair value, at specified election dates under its fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS No. 159 in the first quarter of 2008, but did not elect the fair value option for any of its financial assets and financial liabilities.

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
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 29, 2007, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of March 29, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. In addition to the Company’s possible claims against third parties, claims may also be brought against the Company by persons affected by the issues that caused the product recall. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Currently, the Company is not a party to any pending or threatened litigation.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 13, 2008, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $10.0 million, thereby increasing the limit from $110.0 million to $120.0 million. As of May 2, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had $6.0 million remaining on the $120.0 million share buyback expenditure limit.
During the three months ended March 29, 2008, the Company repurchased 428,779 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 30, 2007 to February 2, 2008	277,100	$35.62	277,100	$1,442,079
February 3, 2008 to March 1, 2008	83,000	36.84	83,000	8,384,675
March 2, 2008 to March 29, 2008	68,679	34.89	68,679	5,988,751

Total	428,779	$35.74	428,779	$5,988,751

During the current period, there were no repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of May 2, 2008, the Company had 9.9 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
Item 5. OTHER INFORMATION
Not Applicable
Item 6. EXHIBITS

Exhibit No.	Title

*10.63	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008.

*10.64	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008.

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: May 6, 2008	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: May 6, 2008	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Title

*10.63	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008.

*10.64	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008.

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report