Form 10-Q
period 2008-06-28
BOSTON BEER CO INC
filed 2008-08-05
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐      No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2008:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	9,941,377 4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
JUNE 28, 2008

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	June 28,	December 29,
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,386	$79,289
Short-term investments	—	16,200
Accounts receivable, net of allowance for doubtful accounts of $280 and $249 as of June 28, 2008 and December 29, 2007, respectively	28,351	17,972
Inventories	25,526	18,090
Prepaid expenses and other assets	3,442	2,152
Deferred income taxes	2,090	2,090

Total current assets	78,795	135,793
Property, plant and equipment, net	124,741	46,198
Other assets	990	12,487
Goodwill	1,377	1,377

Total assets	$205,903	$195,855

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$30,246	$17,708
Accrued expenses	40,090	40,349

Total current liabilities	70,336	58,057
Deferred income taxes	1,215	1,215
Other liabilities	2,762	2,995

Total liabilities	74,313	62,267
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,927,718 and 10,095,573 shares issued and outstanding as of June 28, 2008 and December 29, 2007, respectively	99	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	97,292	88,754
Accumulated other comprehensive loss, net of tax	(204)	(204)
Retained earnings	34,362	44,896

Total stockholders’ equity	131,590	133,588

Total liabilities and stockholders’ equity	$205,903	$195,855

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenue (net of product recall returns of $3,248 and $12,328 for the three and six months ended June 28, 2008)	$128,701	$102,301	$212,979	$182,035
Less excise taxes	11,329	9,433	19,484	16,719

Net revenue	117,372	92,868	193,495	165,316
Cost of goods sold (including costs associated with product recall of $2,361 and $8,292 for the three and six months ended June 28, 2008)	57,571	40,130	102,044	72,256

Gross profit	59,801	52,738	91,451	93,060

Operating expenses:
Advertising, promotional and selling expenses	35,744	32,620	67,245	59,126
General and administrative expenses	9,138	6,130	16,649	11,428
Write-off of brewery costs	—	3,443	—	3,443

Total operating expenses	44,882	42,193	83,894	73,997

Operating income	14,919	10,545	7,557	19,063
Other income, net:
Interest income	422	1,074	1,182	2,039
Other income, net	104	172	214	339

Total other income, net	526	1,246	1,396	2,378

Income before provision for income taxes	15,445	11,791	8,953	21,441
Provision for income taxes	6,920	5,000	4,167	8,882

Net income	$8,525	$6,791	$4,786	$12,559

Net income per common share — basic	$0.61	$0.48	$0.35	$0.89

Net income per common share — diluted	$0.60	$0.46	$0.33	$0.86

Weighted-average number of common shares — basic	13,884	14,204	13,867	14,161

Weighted-average number of common shares — diluted	14,308	14,680	14,319	14,638

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 28,	June 30,
	2008	2007

Cash flows provided by operating activities:
Net income	$4,786	$12,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,563	2,939
Write-off of brewery costs	—	3,443
Loss on disposal of property, plant and equipment	—	2
Bad debt expense	38	20
Stock-based compensation expense	2,354	1,445
Excess tax benefit from stock-based compensation arrangements	(2,558)	(1,323)
Purchases of trading securities	—	(16,290)
Proceeds from sale of trading securities	16,200	14,768
Changes in operating assets and liabilities:
Accounts receivable	(10,417)	(6,499)
Inventories	(7,436)	(1,525)
Prepaid expenses and other assets	(1,159)	(627)
Accounts payable	12,538	3,797
Accrued expenses	2,299	881
Other liabilities	(233)	(206)

Net cash provided by operating activities	20,975	13,384

Cash flows used in investing activities:
Purchases of property, plant and equipment	(26,561)	(8,545)
Proceeds from disposal of property, plant and equipment	—	2
Purchase of assets from Diageo North America, Inc.	(44,967)	—

Net cash used in investing activities	(71,528)	(8,543)

Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(15,324)	—
Proceeds from exercise of stock options	3,203	2,574
Excess tax benefit from stock-based compensation arrangements	2,558	1,323
Net proceeds from sale of investment shares	213	155

Net cash (used in) provided by financing activities	(9,350)	4,052

Change in cash and cash equivalents	(59,903)	8,893

Cash and cash equivalents at beginning of period	79,289	63,147

Cash and cash equivalents at end of period	$19,386	$72,040

Supplemental disclosure of cash flow information:
Income taxes paid	$7,415	$7,023

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of June 28, 2008 and the statements of consolidated operations and consolidated cash flows for the interim periods ended June 28, 2008 and June 30, 2007 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of June 28, 2008 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 28, 2008 and June 30, 2007, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
In January 2008, the Company liquidated all of its short-term investments. The Company’s short-term investments consisted of municipal auction rate securities as of December 29, 2007, and were classified as trading securities which are recorded at fair market value and whose change in fair market value is recorded in earnings. The Company recorded no realized gains or losses on short-term investments for the interim periods ended June 28, 2008 and June 30, 2007.
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

	June 28,	December 29,
	2008	2007
	(in thousands)
Raw materials	$14,898	$11,229
Work in process	6,212	4,116
Finished goods	4,416	2,745

	$25,526	$18,090

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
		(in thousands, except per share data)
Net income	$8,525	$6,791	$4,786	$12,559

Weighted average shares of Class A Common Stock	9,777	10,097	9,760	10,054
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share — basic	13,884	14,204	13,867	14,161
Effect of dilutive securities:
Stock options	402	458	430	459
Non-vested investment shares and restricted stock	22	18	22	18

Dilutive potential common shares	424	476	452	477

Shares used in net income per common share — diluted	14,308	14,680	14,319	14,638

Net income per common share — basic	$0.61	$0.48	$0.35	$0.89

Net income per common share — diluted	$0.60	$0.46	$0.33	$0.86

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $0.61 and $0.48 for the three months ended June 28, 2008 and June 30, 2007, respectively, and $0.35 and $0.89 for the six months ended June 28, 2008 and June 30, 2007, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three and six months ended June 28, 2008, the Company had 0.4 and 0.5 million dilutive potential common shares, respectively, which were not included in the computation of net loss per diluted share because these shares would be antidilutive.
E. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended June 28, 2008 and June 30, 2007 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $8.4 million at June 28, 2008.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at June 28, 2008 totaled $50.8 million, based on the exchange rates on that date.
2008 capital expenditures for the newly acquired brewery in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) are estimated to be between $45.0 million and $55.0 million, of which $18.8 had been incurred as of June 28, 2008. The Company had outstanding non-cancelable purchase commitments related to capital expenditures for the Pennsylvania Brewery of $17.8 million as of June 28, 2008.
Other outstanding purchase commitments totaled $4.0 million at June 28, 2008.

Contingent Excise Tax Liability
During the third quarter of 2007, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) performed a routine audit of the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. The Company continues to maintain this provision in its June 28, 2008 financial statements.
During the second quarter of 2008, the Company met with the TTB and presented its analysis of the events identified by the TTB Audit. Settlement discussions are underway. While it is too early to tell the final result, based on available information, the Company’s provision of $3.9 million appears adequate to cover the cost of likely outcomes to the Company. Based on communications it has received from the TTB to date, the Company currently estimates that its maximum possible exposure related to the issue raised by the TTB is approximately $8.5 million.
G. Stock Option Grant to Chief Executive Officer
Effective January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vest over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over each actual exercise price cannot exceed $70 per share. The Company has accounted for this award as a market-based award under the Monte Carlo Simulation pricing model and calculated the weighted average fair value per share to be $8.41. During the three months and six months ended June 28, 2008, the Company recorded stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to this stock option grant.
H. Income Taxes
As of June 28, 2008 and December 29, 2007, the Company had approximately $6.3 million and $6.6 million, respectively, of unrecognized income tax benefits. The change in the balance of unrecognized tax benefits is primarily due to a decrease related to a payment made in connection with the completion of an Internal Revenue Service (“IRS”) examination, partially offset by incremental increases in unrecognized tax benefits for the six months ended June 28, 2008.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 28, 2008, the Company had $1.3 million accrued for interest and penalties.
During the six months ended June 28, 2008, the IRS completed an examination of the Company’s 2004 and 2005 consolidated corporate income tax returns. At the completion of the IRS examination, the Company made a payment to the IRS of $0.8 million, including tax and interest. As a result, the Company reduced its unrecognized tax benefits by $0.5 million and recognized a tax benefit of $0.1 million.
The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
It is reasonably possible that the Company’s unrecognized tax benefits may increase or continue to decrease significantly in 2008 due to the commencement or completion of certain state income tax audits. However, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

I. Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on December 30, 2007, the first day of its 2008 fiscal year. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, an exit price. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under existing accounting pronouncements, certain assets and liabilities are measured at fair value and SFAS No. 157 expands the disclosures that are required for items measured at fair value. Further, under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
On the date of the adoption, or December 30, 2007, the Company applied the provisions of SFAS No. 157 to its short-term investments which consisted of trading securities. To measure the fair value of its short-term investments, the Company used Level 1 inputs from a fair value hierarchy of three levels according to SFAS No. 157, under which inputs represent unadjusted quoted prices in active markets for identical items. The adoption of SFAS No. 157 did not affect the Company’s financial position, results of operations or cash flows.
As permitted by Financial Accounting Standards Board Staff Position No. 157-2, the Company will not apply the provisions of SFAS No. 157 to the following items until 2009: property, plant and equipment and goodwill. The Company is in the process of evaluating the impact of the deferred provisions of SFAS No. 157 on its 2009 consolidated financial position, operations and cash flows.
J. Product Recall
On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant that supplies bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles during the first quarter of 2008.
During the first quarter of 2008, the Company recorded an estimated accrual for product returns of $9.1 million and an estimated accrual for recall-related costs of $4.2 million and wrote-off $1.7 million of affected inventory, representing an estimate of 200,000 cases. During the three months ended June 28, 2008, additional charges of $3.2 million for product returns, $1.9 million for recall-related costs and $0.4 million for inventory write-offs were recorded based on actual recall activities and inventory counts during the quarter and an estimate of remaining activities to be incurred. The estimated returns have been recorded as a reduction of revenue and the costs of the recall and the inventory write-off have been included in cost of goods sold, since substantially all of the costs incurred are a direct result of the packaging defect. For the three and six months ended June 28, 2008, the recorded recall charges resulted in a total reduction to operating income and income before income taxes of $5.6 million and $20.6 million, respectively, and a reduction to net income of $2.8 million and $11.6 million, respectively. The net income per basic and dilutive share effect from the recall charges were $0.20 and $0.19, respectively, for the three months ended June 28, 2008 and $0.83 and $0.81, respectively, for the six months ended June 28, 2008.

The following table summarizes the Company’s reserves and reserve activities for the product recall for the three months ended June 28, 2008 (in thousands):

	Reserves at			Reserves at
	March 29,	Reserves	Changes in	June 28,
	2008	Used	Estimates	2008

Product returns	$9,079	$(12,133)	$3,248	$194
Recall-related costs	4,175	(2,929)	1,933	3,179
Inventory reserves	1,757	(727)	428	1,458

	$15,011	$(15,789)	$5,609	$4,831

The provision for returns is based on an estimate of 725,000 affected cases of the Company’s products at retail and wholesale, and sale prices of relevant products. Such estimates are updated using actual returns and information of remaining cases to be returned provided by distributors that are available to date to the Company as of June 28, 2008. The recall-related costs primarily include fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. These costs are calculated based upon the estimated number of affected bottles, the Company’s historical costs for various activities such as freight, destruction and warehousing, agreed upon incentives with retailers and wholesalers and costs incurred to-date. The Company is completing the process of collecting cases of suspected product and depending on the results of that process, actual cases affected and costs associated could be different from these estimates. As of June 28, 2008, a significant portion of the remaining direct costs related to the recall to be paid represents incentives to wholesalers and the Company expects to have paid the majority of all direct costs related to the recall within the next three months.
The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of June 28, 2008 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
K. Purchase of Brewery Assets in Lehigh Valley, Pennsylvania
As part of its strategy of combining brewery ownership with production arrangements at breweries owned by third parties, on June 2, 2008, the Company completed the acquisition of substantially all of the assets of a brewery located in Upper Macungie Township in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) from Diageo North America, Inc. (“Diageo”) in exchange for cash. The Company intends to brew a significant portion of its Samuel Adams® craft beers at the Pennsylvania Brewery. The aggregate purchase price for the acquisition of assets was $56.5 million, which includes $54.6 million in purchase price and $1.9 million in transaction costs, and represents property, plant and equipment. In June 2008, the Company reclassified $11.5 million representing previously made deposits to Diageo and transaction costs from other assets to property, plant and equipment, net, in the accompanying consolidated balance sheet.
L. Packaging Services Agreement
In connection with the purchase and sale arrangement, Diageo and the Company entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company has agreed to blend and package the Diageo products that were being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement commenced on June 2, 2008, the date on which the Company purchased the Pennsylvania Brewery, and has a term of approximately two years. Similar to contracts that the Company has historically entered into to meet its supply needs, the agreement provides for guaranteed service capacity and production service for producing Diageo products which includes labor, machinery and warehouse space; however, there are no minimum volume guarantees by Diageo and the capacity commitment by the Company will decline over the term of the agreement. During the three months ended June 28, 2008, the Company recorded $1.2 million in revenue related to the Packaging Services Agreement.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and six-month periods ended June 28, 2008, as compared to the three and six-month periods ended June 30, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
PRODUCT RECALL
On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”), which detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant that supplies bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles during the first quarter of 2008.
To date, the Company estimates it has quarantined for destruction approximately 925,000 cases of the affected products, of which approximately 200,000 cases had been under its control at its breweries or warehouses. The full costs of this effort include drinker rebates, product credits, fees and incentives to retailers and wholesalers for the recall, lost product, freight and destruction charges for returned product, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. The Company also faces the potential for future lost sales and believes that it may have experienced lost sales at retail which probably contributed somewhat to the slower growth rate in depletions for the second quarter.
The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is not yet possible to predict the outcome of such potential claim. Consequently, no amounts have been recorded as receivable as of June 28, 2008 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
As a result of the recall, the Company recorded charges that negatively impacted its operating results before tax by $20.6 million and net income by $11.6 million for the six months ended June 28, 2008. The recorded charges are based on actual recall activities and information available to the Company as of June 28, 2008. The Company is completing the process of collecting cases of suspected product and depending on the results of that process, actual cases affected and costs associated could be different from these estimates. As of June 28, 2008, a significant portion of the remaining direct costs related to the recall to be paid represents incentives to wholesalers and the Company expects to have paid the majority of all direct costs related to the recall within the next three months. The Company believes that it replenished some of the recalled shipments in the second quarter resulting in higher shipments and revenue than would have normally been anticipated absent the recall for the quarter and any benefit from this is not included in the above provision.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery and the recently acquired brewery in Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties which are not significant to the Company’s total sales.
Three Months Ended June 28, 2008 compared to Three Months Ended June 30, 2007
Net revenue. Net revenue increased by $24.5 million or 26.4% to $117.4 million for the three months ended June 28, 2008, as compared to $92.9 million for the three months ended June 30, 2007. The increase was primarily due to an increase in the shipment volume of Boston Beer’s core brands, net of additional returns of 13,000 barrels (or 175,000 cases) of products as a result of the product recall, an increase of approximately 5% in net revenue per barrel and the commencement of the packaging services agreement with Diageo North America, Inc. (“Diageo”). The estimated effect of the additional returns of 175,000 cases was $3.2 million, which was based on actual returns activity during the quarter. The actual effect of returns related to the product recall could differ from this estimate.

Volume. Total shipment volume, net of an additional estimated 13,000 barrels of recalled products, increased by 27.8% to 648,000 barrels for the three months ended June 28, 2008, as compared to 507,000 barrels for the three months ended June 30, 2007. Shipment volume for the core brands increased by 19.0% to 588,000 barrels, due to increases in Samuel Adams® brand family and Twisted Tea® brand family shipments. Prior to the reversal of shipments of recalled product, the shipment volume increase was approximately 21.7% primarily resulting from the growth in the Samuel Adams® brand family shipments, driven by double-digit growth rates in Samuel Adams® Seasonals and Samuel Adams® Brewmaster’s Collection.
Shipments and orders in-hand suggest that core shipments through August of 2008 will be up approximately 12% as compared to the same period in 2007. Net of product returns, core shipments and orders in-hand are estimated to be up approximately 8% through August of 2008. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core brands for the second quarter of 2008 increased by approximately 8% over the same period in 2007. Year-to-date depletions reported to the Company through July 26, 2008 are estimated to be up approximately 10% over 2007, but this number may not be indicative of actual business trends due to some inconsistency in reporting due to the recall. The Company believes that wholesaler inventory levels at June 28, 2008 were slightly higher than last year’s levels, as reflected in shipments exceeding depletions and that such inventory would normally be expected to unwind during the course of the year.
Net Selling Price. The net selling price per barrel for core brands increased by 5.5% to $196.74 per barrel for the three months ended June 28, 2008, as compared to $186.54 for the same period last year. This increase in net selling price per barrel is primarily due to price increases combined with lower discount rates implemented in the first quarter, but slightly offset by the effect of the recall.
Gross profit. Gross profit for core brands was $101.15 per barrel for the three months ended June 28, 2008, as compared to $106.24 for the three months ended June 30, 2007. Gross margin for core brands was 51.4% for the three months ended June 28, 2008, as compared to 57.0% for the three months ended June 30, 2007. The decreases in gross profit per barrel and gross margin are primarily due to a $2.4 million charge for additional costs associated with the product recall, such as fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, and warehouse and inspection fees. The effect of the additional charge for product recall costs on gross margin was approximately 3 percentage points. To a lesser extent, the decreases in gross profit per barrel and gross margin resulted from an increase in cost of goods sold per barrel as compared to the prior year, partially offset by increases in the Company’s net selling price.
Cost of goods sold for core brands increased by $11.27 per barrel to $91.57 per barrel and was 46.5% as a percentage of net revenue for the three months ended June 28, 2008, as compared to $80.30 per barrel and 43.0% as a percentage of net revenue for the three months ended June 30, 2007. The increase in cost per barrel resulted from higher ingredient, package material, production and depreciation costs, a shift in product mix and a slight change in package mix. The Company expects most of the year-on-year cost pressures to continue during the remainder of the year.
Excluding the impact of the product recall, 2008 full year gross margin as a percent of net revenue could be down as much as four percentage points below full year 2007 levels, based on available cost increase information and preliminary pricing expectations.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.1 million, or 9.5%, to $35.7 million for the three months ended June 28, 2008, as compared to $32.6 million for the three months ended June 30, 2007. The increase is primarily due to increases in freight expenses to wholesalers, salary and benefit costs and local promotions. Advertising, promotional and selling expenses for core brands were 30.9% of net revenue, or $60.79 per barrel, for the three months ended June 28, 2008, as compared to 35.4% of net revenue, or $66.03 per barrel, for the three months ended June 30, 2007. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to the timing of advertising projects. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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
General and administrative. General and administrative expenses increased by $3.0 million, or 49.2%, to $9.1 million for the three months ended June 28, 2008, as compared to $6.1 million for the same period last year. The increase primarily reflects the addition of startup and recurring planned administrative costs related to the Pennsylvania Brewery, increases in salary and benefit costs and legal expenses.
Write-off of Brewery Costs. During the second quarter of 2007, the Company recorded a $3.4 million write-off of capitalized costs related to the potential construction of a new brewery to be located in Freetown, Massachusetts. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo progressed and ultimately resulted in the Company’s purchase of the Pennsylvania Brewery.
Total other income, net. Total other income, net, decreased by $0.7 million to $0.5 million for the three months ended June 28, 2008 primarily due to less interest earned on lower average cash and investment balances during the second quarter of 2008 as compared to the same period in 2007.
Provision for income taxes. The Company’s effective tax rate increased to approximately 44.8% for the three months ended June 28, 2008 from 42.4% for the same period last year. This increase in the effective tax rate is primarily due to increased unfavorable permanent items, primarily due to increased meals and entertainment as well as a reduced production activity benefit on a lower level of pretax income. The Company expects the effective tax rate to be approximately 46% for the full year 2008.
Six Months Ended June 28, 2008 compared to Six Months Ended June 30, 2007
Net revenue. Net revenue increased by $28.2 million or 17.1% to $193.5 million for the six months ended June 28, 2008 from $165.3 million for the six months ended June 30, 2007. The increase was primarily due to an increase in the shipment volume of Boston Beer’s core brands, net of anticipated returns of 53,000 barrels (or 725,000 cases) of products as a result of the product recall, as well as an increase of approximately 5% in net revenue per barrel. The estimated effect of the anticipated returns of 725,000 cases was $12.3 million, which was based on actual returns activity during the second quarter. Total actual returns related to the product recall could differ from this estimate.
Volume. Total shipment volume, net of the estimated 53,000 barrels of recalled products, increased by 16.5% to 1,052,000 barrels for the six months ended June 28, 2008 as compared to the same period 2007. Shipment volume for the core brands increased by 11.4% to 986,000 barrels, due primarily to increases in Samuel Adams® brand family and Twisted Tea® brand family shipments. Prior to the reversal of shipments related to the recall, the core shipment volume increase was approximately 17% as a result of the growth in Samuel Adams® brand family shipments, driven by high double-digit growth rates in Samuel Adams® Seasonals and Samuel Adams® Brewmaster’s Collection.
Net Selling Price. The net selling price per barrel for core brands increased by approximately 4.6% to $194.06 per barrel for the six months ended June 28, 2008 as compared to the prior year. This increase in net selling price per barrel is primarily due to price increases combined with lower discount rates implemented in the first quarter, but slightly offset by the effect of the recall.
Gross profit. Gross profit for core brands was $92.35 per barrel for the six months ended June 28, 2008, as compared to $104.68 for the six months ended June 30, 2007. Gross margin for core products was 47.6% for the first six months of 2008, as compared to 56.4% for the same period in 2007. The decreases in gross profit per barrel and gross margin are primarily due to an $8.3 million charge for estimated costs associated with the product recall, such as fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, and point-of-sale materials costs. The effect of the charge for product recall costs on gross margin was approximately 7 percentage points. To a lesser extent, the decreases in gross profit per barrel and gross margin resulted from an increase in cost of goods sold per barrel as compared to the prior year, partially offset by increases in the Company’s net selling price.

Cost of goods sold for core products increased by 15.5% or $12.51 per barrel to $93.30 per barrel for the six months ended June 28, 2008, as compared to $80.79 per barrel for the same period last year. The cost per barrel increase is primarily due to the costs of products sold for which the associated revenue was reversed due to the product recall. The remaining increase in cost per barrel resulted from higher ingredient, package material, production and depreciation costs and a shift in product mix, partially offset by a slight change in package mix. The Company expects most of the year-on-year cost pressures to continue during the remainder of the year.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $8.1 million, or 13.7%, to $67.2 million for the six months ended June 28, 2008, as compared to $59.1 million for the six months ended June 30, 2007. Advertising, promotional and selling expenses for core brands were 35.1% of net revenue, or $68.20 per barrel, for the six months ended June 28, 2008, as compared to 36.0% of net revenue, or $66.81 per barrel, for the six months ended June 30, 2007. The decreases in advertising, promotional and selling expenses as a percentage of net revenue are due to the timing of advertising projects. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
General and administrative. General and administrative expenses increased by 45.7% or $5.2 million to $16.6 million for the six months ended June 28, 2008 as compared to the same period last year. The increase in general and administrative expenses is primarily due to an increase in salary and benefits, the addition of startup and recurring planned administrative costs related to the Pennsylvania Brewery and legal costs.
Write-off of Brewery Costs. During the second quarter of 2007, the Company incurred a $3.4 million write-off of capitalized costs related to the potential construction of a new brewery to be located in Freetown, Massachusetts. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo North America progressed and ultimately resulted in the Company’s purchase of the Pennsylvania Brewery.
Total other income, net. Other income, net, decreased by $1.0 million to $1.4 million for the six months ended June 28, 2008 as compared to the same period ended June 30, 2007. This decrease is due to less interest earned on lower average cash and investment balances during the six months ended June 28, 2008 as compared to the same period in 2007.
Provision for income taxes. The Company’s effective tax rate increased to approximately 46.5% for the six months ended June 28, 2008 from 41.4% for the same period last year. This increase in the effective tax rate is primarily due to increased unfavorable permanent items, primarily due to increased meals and entertainment as well as a reduced production activity benefit on a lower level of pretax income.
LIQUIDITY AND CAPITAL RESOURCES
Cash and short term investments decreased to $19.4 million as of June 28, 2008 from $95.5 million as of December 29, 2007, primarily due to the acquisition of assets of the Pennsylvania Brewery, purchases of property, plant and equipment and repurchases of common stock, partially offset by cash flows provided by operating activities and proceeds from stock option exercises.
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
Cash flows provided by operating activities of $30.0 million for the six months ended June 28, 2008 primarily resulted from net income of $4.8 million, the sale of all of the Company’s remaining trading securities of $16.2 million and non-cash items of $4.4 million, partially offset by a net increase in net operating assets and liabilities of $4.4 million. The net increase in net operating assets and liabilities for the six months ended June 28, 2008 primarily resulted from a $7.4 million increase in inventory due to the receipt of the 2007 hop crop and higher general inventory levels in support of growth and the new brewery, and a $10.4 million increase in accounts receivable due to increase in sales and the timing of cash collections in the period, offset by a $12.5 million increase in accounts payable due to increased purchases to support growth and for capital expenditures for the Pennsylvania Brewery and $2.3 million increase in accrued expenses as a result of the provisions for product returns and costs associated with the product recall. Cash flows provided by operating activities of $13.4 million for the six months ended June 30, 2007 primarily consisted of net income of $12.6 million, and non-cash items of $6.5 million, including $3.4 million for the write-off of brewery costs related to the Freetown Massachusetts brewery project, offset by a net increase in net operating assets and liabilities of $4.2 million and net purchases of trading securities of $1.5 million.

Comparing the six month periods ended June 28, 2008 and June 30, 2007, cash flows provided by operating activities increased by $7.6 million primarily as a result of $17.7 million in increased sales of trading securities, offset by a $7.8 million decrease in net income.
The Company used $71.5 million in investing activities during the six months ended June 28, 2008, as compared to $8.5 million during the six months ended June 30, 2007. The $63.0 million increase in investing activities primarily resulted from the remaining $45.0 million purchase price and $18.8 million in equipment purchases for the Pennsylvania Brewery, as well as the purchase of a greater number of kegs.
Cash used in financing activities was $9.4 million during the six months ended June 28, 2008, as compared to $4.1 million of cash provided by financing activities during the six months ended June 30, 2007. The $13.4 million change in cash used for financing activities is primarily due to $15.3 million in repurchases of shares of its Class A Common Stock under its Stock Repurchase Program by the Company.
During the six months ended June 28, 2008, the Company repurchased 0.4 million shares of its Class A Common Stock for a total cost of $15.3 million. As of June 28, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had approximately $6.0 million remaining on the $120.0 million share buyback expenditure limit. Since June 28, 2008, the Company has not repurchased additional shares of its Class A Common Stock.
During the six months ended June 28, 2008, the Company’s available cash was primarily invested in high-grade tax-exempt and taxable money-market funds. In January 2008, the Company liquidated its then existing investments in Municipal Auction Rate Securities, without incurring gains or losses, in order to fund various capital projects related to the acquisition of the Pennsylvania Brewery. The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment and minimize fees, transaction costs and expenses associated with the selection and management of the investment securities.
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
The Company continues to estimate total capital expenditures in 2008 to be between $110.0 and $125.0 million, of which $45.0 million was the balance of the purchase price for the Pennsylvania Brewery that was paid to Diageo in June 2008, and $45.0 to $55.0 million relates to capital expenditures necessary to restart and upgrade the Pennsylvania Brewery. The Company’s capital investments in 2008 would be significantly higher if other major brewery investment projects were initiated.
During the third quarter of 2007, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) performed a routine audit of the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. The Company continues to maintain this provision in its June 28, 2008 financial statements.
During the second quarter of 2008, the Company met with the TTB and presented its analysis of the events identified by the TTB Audit. Settlement discussions are underway. While it is too early to tell the final result, based on available information, the Company’s provision of $3.9 million appears adequate to cover the cost of likely outcomes to the Company. Based on communications it has received from the TTB to date, the Company currently estimates that its maximum possible exposure related to the issue raised by the TTB is approximately $8.5 million.

Based upon current projections, including the estimated expenditure related to the product recall, the Company expects that its working capital of $8.5 million at June 28, 2008, cash flows from operations and the credit facility should be sufficient to meet its short-term and long-term operating and capital requirements.
2008 Outlook
The Company has adjusted full year volume targets down on account of the slower depletion trends seen in the second quarter and it is evaluating the causes and working to maintain the brand momentum it had prior to the recall. The Company continues to experience cost inflation, and looking forward into 2009, the Company sees further significant cost pressures in cost of goods sold and freight costs, due to agricultural pricing pressures, a new glass contract and rising energy costs and is working to try to offset these impacts through efficiency gains. While the Company’s ability to achieve its financial goals for the year will be negatively impacted by the cost of the recall and lower than plan depletion volumes, the outlook on full year earnings results has not changed with the exception of the impact of the recall costs and its effect on the tax rate. Including the impact of the recall, but without taking into account any potential recoveries, the Company expects 2008 earnings per diluted share to be between $0.85 and $1.15. The earnings per share range estimate does not include any significant change in currently planned levels of brand support or any additional expenses above the current estimates for the startup and upgrade of the Pennsylvania Brewery, the product recall or the $3.9 million excise tax provision discussed above. The Company’s ability to achieve this level of earnings in 2008 is dependent on its ability to achieve challenging targets for volume, pricing and costs.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At June 28, 2008, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the six month period ended June 28, 2008. Notwithstanding the foregoing, effective July 1, 2008, Diageo North America, Inc. assigned its rights and obligations under the Packaging Services Agreement dated August 1, 2007 to its wholly-owned subsidiary, Diageo Americas Supply, Inc. Similarly, effective July 1, 2008, Miller Brewing Company assigned its rights and obligations under its agreements with the Company to the newly-formed joint venture, MillerCoors LLC, which assignment and assumption by MillerCoors LLC were consented to by the Company.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the six month period ended June 28, 2008, except for the following:
Product Recall
Prior to announcing the voluntary product recall on April 7, 2008, the Company had not had a significant product recall. The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. Facts and circumstances related to any recall, including where the product affected by the recall is located (for example, with wholesale, retail and consumers or in the Company’s inventory) and cost estimates for any fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs are considered when establishing reserves for product recall. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.
Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventories, net revenues, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating the quantity of recalled products not yet consumed, the allocation of recalled products sold to consumers and the portion held at retail and wholesale, incentives to be earned by wholesalers for their effort to return the products, future freight rates, and the way in which drinkers might be compensated for their claims or affected products they hold.

In connection with the recall announced in April 2008, the Company recorded an estimated accrual for product returns of $9.1 million and an estimated accrual for recall-related costs of $4.2 million and wrote-off $1.7 million of affected inventory during the first quarter of 2008. During the three months ended June 28, 2008, additional charges of $3.2 million for product returns, $1.9 million for recall-related costs and $0.4 million for inventory write-offs were recorded based on actual recall activities and inventory counts during the quarter and an estimate of remaining activities to be incurred. The Company believes that its reserves for the product recalls at June 28, 2008 are adequate and appropriate. However, due to the high degree of judgment involved in making such estimates, actual returns and costs may be different from the reserves. Consequently, the reserves for the product recall may not be sufficient to cover such losses.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and items that are recognized at fair value on a recurring basis on December 30, 2007, the first day of its 2008 fiscal year. The partial adoption of SFAS No. 157 related to financial assets and financial liabilities did not have an effect on the Company’s consolidated financial position, operations and cash flows for the three and six months ended June 28, 2008.
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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the impact, if any, of the provisions of SFAS No. 162 on its consolidated financial position, operations and cash flows.
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
Item 4. CONTROLS AND PROCEDURES
As of June 28, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Currently, the Company is not a party to any material pending or threatened litigation.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 13, 2008, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $10.0 million, thereby increasing the limit from $110.0 million to $120.0 million. As of August 1, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had $6.0 million remaining on the $120.0 million share buyback expenditure limit.
During the six months ended June 28, 2008, the Company repurchased 429,716 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 30, 2007 to February 2, 2008	277,100	$35.62	277,100	$1,442,079
February 3, 2008 to March 1, 2008	83,000	36.84	83,000	8,384,675
March 2, 2008 to March 29, 2008	68,679	34.89	68,679	5,988,751
March 30, 2008 to May 3, 2008	—	—	—	5,988,751
May 4, 2008 to May 31, 2008	—	—	—	5,988,751
June 1, 2008 to June 28, 2008	937	22.41	—	5,988,751

Total	429,716	$35.71	428,779	$5,988,751

During the current period, the Company repurchased 937 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of August 1, 2008, the Company had 9.9 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 23, 2008. The following items were voted upon by the holders of the Company’s Class A Common Stock at that time:
“RESOLVED: That David A. Burwick, Pearson C. Cummin, III and Jean-Michel Valette be and they hereby are elected Class A Directors of the Corporation to serve for a term of one year ending on the date of the 2009 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”
The results of the vote were as follows:
Election of Class A Directors:

	For	Withheld
David A. Burwick	8,566,386	333,070
Pearson C. Cummin, III	7,812,291	1,087,165
Jean-Michel Valette	8,490,315	409,141
Election of Class B Directors:
Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, elected the five Class B Directors set forth in the Notice of Meeting and Proxy Statement; namely: C. James Koch, Charles Joseph Koch, Jay Margolis, Martin F. Roper and Gregg A. Tanner, each to serve a term of one year. The Class B Stockholder also formally reserved the right to increase the number of Class B Directors to up to six Directors, as permitted under the Corporation’s By-Laws, at such time as he deems appropriate, and to elect up to one additional Class B Director.
Item 5. OTHER INFORMATION
Not Applicable
Item 6. EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: August 5, 2008	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: August 5, 2008	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.