Form 10-Q
period 2008-09-27
BOSTON BEER CO INC
filed 2008-11-04
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐	No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2008:

Class A Common Stock, $.01 par value	10,069,597
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 27, 2008

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 27,	December 29,
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,569	$79,289
Short-term investments	—	16,200
Accounts receivable, net of allowance for doubtful accounts of $235 and $249 as of September 27, 2008 and December 29, 2007, respectively	21,310	17,972
Inventories	23,804	18,090
Prepaid expenses and other assets	2,994	2,152
Deferred income taxes	2,090	2,090

Total current assets	60,767	135,793
Property, plant and equipment, net	139,785	46,198
Other assets	1,050	12,487
Goodwill	1,377	1,377

Total assets	$202,979	$195,855

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,598	$17,708
Accrued expenses	38,420	40,349

Total current liabilities	63,018	58,057
Deferred income taxes	1,215	1,215
Other liabilities	2,652	2,995

Total liabilities	66,885	62,267
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,049,077 and 10,095,573 shares issued and outstanding as of September 27, 2008 and December 29, 2007, respectively	100	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	102,090	88,754
Accumulated other comprehensive loss, net of tax	(204)	(204)
Retained earnings	34,067	44,896

Total stockholders’ equity	136,094	133,588

Total liabilities and stockholders’ equity	$202,979	$195,855

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Revenue (net of product recall returns of $979 and $13,307 for the three and nine months ended September 27, 2008)	$110,467	$97,158	$323,446	$279,193
Less excise taxes	9,339	13,014	28,823	29,733

Net revenue	101,128	84,144	294,623	249,460
Cost of goods sold (including costs associated with product recall of $1,254 and $9,546 for the three and nine months ended September 27, 2008)	57,237	41,028	159,281	113,284

Gross profit	43,891	43,116	135,342	136,176

Operating expenses:
Advertising, promotional and selling expenses	34,004	32,956	101,249	92,082
General and administrative expenses	9,368	6,567	26,017	17,995
Write-off of brewery costs	—	—	—	3,443

Total operating expenses	43,372	39,523	127,266	113,520

Operating income	519	3,593	8,076	22,656
Other income, net:
Interest income	134	1,162	1,316	3,201
Other (expense) income, net	(14)	165	200	504

Total other income, net	120	1,327	1,516	3,705

Income before provision for income taxes	639	4,920	9,592	26,361
Provision for income taxes	934	1,743	5,101	10,625

Net (loss) income	$(295)	$3,177	$4,491	$15,736

Net (loss) income per common share — basic	$(0.02)	$0.22	$0.32	$1.11

Net (loss) income per common share — diluted	$(0.02)	$0.21	$0.31	$1.07

Weighted-average number of common shares — basic	13,934	14,235	13,890	14,186

Weighted-average number of common shares — diluted	13,934	14,789	14,333	14,688

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 27,	September 29,
	2008	2007

Cash flows provided by operating activities:
Net income	$4,491	$15,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,289	4,704
Write-off of brewery costs	—	3,443
Loss on disposal of property, plant and equipment	25	23
Bad debt (recovery) expense	(7)	51
Stock-based compensation expense	3,354	2,099
Excess tax benefit from stock-based compensation arrangements	(4,578)	(2,000)
Purchases of trading securities	—	(30,395)
Proceeds from sale of trading securities	16,200	30,193
Changes in operating assets and liabilities:
Accounts receivable	(3,331)	(3,222)
Inventories	(5,714)	(1,946)
Prepaid expenses and other assets	(754)	(524)
Accounts payable	6,890	(42)
Accrued expenses	2,649	5,923
Other liabilities	(343)	(318)

Net cash provided by operating activities	27,171	23,725

Cash flows used in investing activities:
Purchases of property, plant and equipment	(45,339)	(18,618)
Proceeds from disposal of property, plant and equipment	11	5
Purchase of assets from Diageo North America, Inc.	(44,960)	(2,124)

Net cash used in investing activities	(90,288)	(20,737)

Cash flows (used in) provided by financing activities:
Repurchase of Class A common stock	(15,324)	—
Proceeds from exercise of stock options	4,842	3,232
Excess tax benefit from stock-based compensation arrangements	4,578	2,000
Net proceeds from sale of investment shares	301	213

Net cash (used in) provided by financing activities	(5,603)	5,445

Change in cash and cash equivalents	(68,720)	8,433

Cash and cash equivalents at beginning of period	79,289	63,147

Cash and cash equivalents at end of period	$10,569	$71,580

Supplemental disclosure of cash flow information:
Income taxes paid	$8,329	$12,164

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of September 27, 2008 and the statements of consolidated operations and consolidated cash flows for the interim periods ended September 27, 2008 and September 29, 2007 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 27, 2008 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 27, 2008 and September 29, 2007, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
In January 2008, the Company liquidated all of its short-term investments. As of December 29, 2007, the Company’s short-term investments consisted of municipal auction rate securities. These investments were classified as trading securities which are recorded at fair market value and whose change in fair market value is recorded in earnings. The Company recorded no realized gains or losses on short-term investments for the interim periods ended September 27, 2008 and September 29, 2007.
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

	September 27,	December 29,
	2008	2007
	(in thousands)
Raw materials	$12,077	$11,229
Work in process	6,518	4,116
Finished goods	5,209	2,745

	$23,804	$18,090

D. Net (Loss) Income per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net (loss) income	$(295)	$3,177	$4,491	$15,736

Weighted average shares of Class A Common Stock	9,827	10,128	9,783	10,079
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share — basic	13,934	14,235	13,890	14,186
Effect of dilutive securities:
Stock options	—	522	419	480
Non-vested investment shares and restricted stock	—	32	24	22

Dilutive potential common shares	—	554	443	502

Shares used in net income per common share — diluted	13,934	14,789	14,333	14,688

Net (loss) income per common share — basic	$(0.02)	$0.22	$0.32	$1.11

Net (loss) income per common share — diluted	$(0.02)	$0.21	$0.31	$1.07

Basic net (loss) income per common share for each share of Class A Common Stock and Class B Common Stock is $(0.02) and $0.22 for the three months ended September 27, 2008 and September 29, 2007, respectively, and $0.32 and $1.11 for the nine months ended September 27, 2008 and September 29, 2007, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three and nine months ended September 27, 2008, the Company had 1.5 and 1.0 million potential common shares outstanding, respectively, which were not included in the computation of net loss or income per diluted share because their effect was anti-dilutive. Additionally, performance-based stock options to purchase an aggregate of 170,000 shares of Class A Common Stock were outstanding during the three and nine months ended September 27, 2008 but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of September 27, 2008.
E. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustments, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended September 27, 2008 and September 29, 2007 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $19.1 million at September 27, 2008.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at September 27, 2008 totaled $52.9 million, based on the exchange rates on that date.

Capital expenditures for the newly acquired brewery in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) for 2008 are estimated to be between $45.0 million and $55.0 million, of which $31.0 million had been incurred as of September 27, 2008. The Company had outstanding non-cancelable purchase commitments related to capital expenditures for the Pennsylvania Brewery of $14.7 million as of September 27, 2008.
Based on projected production requirements and production capacity at the Pennsylvania Brewery for the remainder of 2008, the Company estimated that it will likely not meet its 2008 minimum production requirements under certain production arrangements with other brewing companies. Consequently, during the three months ended September 27, 2008, the Company recorded a $2.3 million provision, which represents the estimated full year shortfall fees of not meeting those minimum production requirements. This $2.3 million provision is included in cost of goods sold in the accompanying consolidated statements of operations for the three and nine months ended September 27, 2008.
Other outstanding purchase commitments totaled $4.2 million at September 27, 2008.
Contingent Excise Tax Liability
During the third quarter of 2007, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) performed a routine audit of the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million which the Company currently estimates to be its maximum possible exposure related to the issue. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007.
The Company met with the TTB and presented its analysis of the events identified by the TTB Audit. During the third quarter of 2008, the Company submitted a settlement proposal and made a payment of $3.7 million to the TTB. The TTB has proposed some changes to the Company’s proposed settlement which do not materially affect the economics of the settlement, and the Company is considering how to proceed. Based on available information, the Company continues to believe that the recorded excise tax provision of $3.9 million is adequate.
G. Stock Option Grant to Chief Executive Officer
Effective January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock. The option vests over a five-year period, commencing on January 1, 2014, at the rate of 20% of the underlying shares per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceeding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over each actual exercise price cannot exceed $70 per share. The Company has accounted for this award as a market-based award under the Monte Carlo Simulation pricing model and calculated the weighted average fair value per share to be $8.41. During the three and nine months ended September 27, 2008, the Company recorded stock-based compensation expense of $0.2 million and $0.6 million, respectively, related to this stock option grant.
H. Income Taxes
As of September 27, 2008 and December 29, 2007, the Company had approximately $5.9 million and $6.6 million, respectively, of unrecognized income tax benefits. The change in the balance of unrecognized tax benefits is primarily due to a decrease related to payments made in connection with the completion of Internal Revenue Service (“IRS”) examinations for the years 2004 to 2006, partially offset by incremental increases in unrecognized tax benefits for the nine months ended September 27, 2008.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 27, 2008 the Company had $1.5 million accrued for interest and penalties.

During the nine months ended September 27, 2008, the IRS completed examinations of the Company’s 2004 and 2005 consolidated corporate income tax returns and the Company made related payments of tax and interest to the IRS of $0.8 million. The IRS is in the process of completing the examination of the Company’s 2006 consolidated corporate income tax return and the Company has made related payments of tax to the IRS of $0.4 million. As a result of these payments, the Company reduced its unrecognized tax benefits by $0.9 million and recognized a tax benefit of $0.1 million.
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
Through the six months ended June 28, 2008, the Company recorded an estimated accrual for product returns of $12.3 million, net of estimated excise tax credits and an estimated accrual for recall-related costs of $6.1 million, and wrote-off $2.2 million of affected inventory. During the three months ended September 27, 2008, additional charges of $1.0 million for product returns, $0.6 million for recall-related costs and $0.6 million for inventory write-offs were recorded based on actual recall activities and inventory counts during the quarter and an estimate of remaining activities to be incurred. The estimated returns have been recorded as a reduction of revenue and the costs of the recall and the inventory write-off have been included in cost of goods sold, since substantially all of the costs incurred are a direct result of the packaging defect. For the three and nine months ended September 27, 2008, the recorded recall charges resulted in a total reduction to operating income and income before income taxes of $2.2 million and $22.9 million, respectively, and a reduction to net income of $1.2 million and $12.0 million, respectively.

The following table summarizes the Company’s reserves and reserve activities for the product recall for the three months ended September 27, 2008 (in thousands):

	Reserves at			Reserves at
	June 28,	Changes in	Reserves	September 27,
	2008	Estimates	Used	2008

Product returns	$1,138	$1,143	$(1,957)	$324
Excise tax credit	(944)	(164)		(1,108)
Recall-related costs	3,179	646	(2,530)	1,295
Inventory reserves	1,458	608	—	2,066

	$4,831	$2,233	$(4,487)	$2,577

The provision for returns for the nine months ended September 27, 2008 is based on an estimate of 790,000 affected cases of the Company’s products at retail and wholesale, and sale prices of relevant products. Such estimates are updated using actual returns and information of remaining cases to be returned provided by distributors that are available to the Company as of September 27, 2008. The recall-related costs primarily include fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. These costs are calculated based upon the estimated number of affected bottles, the Company’s historical costs for various activities such as freight, destruction and warehousing, agreed upon incentives with retailers and wholesalers and costs incurred to date. The Company is completing the process of collecting cases of suspected product and, depending on the results of that process, actual cases affected and costs associated could be different from these estimates. The Company expects to have paid substantially all of the direct costs related to the recall within the next three months.
The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of September 27, 2008 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
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

L. Packaging Services Agreement
In connection with the purchase and sale arrangement, Diageo and the Company entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company has agreed to blend and package the Diageo products that were being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement commenced on June 2, 2008, the date on which the Company purchased the Pennsylvania Brewery, and has a term of approximately two years. Similar to contracts that the Company has historically entered into to meet its supply needs, the agreement provides for guaranteed service capacity and production service for producing Diageo products which includes labor, machinery and warehouse space; however, there are no minimum volume guarantees by Diageo and the capacity commitment by the Company will decline over the term of the agreement. During the three and nine months ended September 27, 2008, the Company recorded $3.7 million and $4.9 million in revenue related to the Packaging Services Agreement.
M. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2013. As of September 27, 2008, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and nine-month periods ended September 27, 2008, as compared to the three and nine-month periods ended September 29, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
To date, the Company estimates it has destroyed and quarantined for destruction approximately 990,000 cases of the affected products, of which approximately 200,000 cases had been under its control at its breweries or warehouses. The full costs of this effort include drinker rebates, product credits, fees and incentives to retailers and wholesalers for the recall, lost product, freight and destruction charges for returned product, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. The Company also faces the potential for future lost sales and believes that it may have experienced lost sales at retail which probably contributed somewhat to the slower growth rate in depletions for the second quarter.
The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is not yet possible to predict the outcome of such potential claim. Consequently, no amounts have been recorded as receivable as of September 27, 2008 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
As a result of the recall, the Company recorded charges that negatively impacted its operating results before tax by $22.9 million and net income by $12.0 million for the nine months ended September 27, 2008. The net income per dilutive share effect was $0.84 for the nine months ended September 27, 2008. The recorded charges are based on actual recall activities and estimated remaining activities from information available to the Company as of September 27, 2008. The Company is completing the process of collecting cases of suspected product and, depending on the results of that process, actual cases affected and costs associated could be different from these estimates. The Company expects to have paid substantially all of the direct costs related to the recall within the next three months. The Company believes that it replenished some of the recalled shipments in the second and third quarters, which resulted in higher shipments and gross revenue than would have normally been anticipated for those quarters, absent the recall, and any benefit from this is not included in the above provision.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager ®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams ®, Sam Adams®, Twisted Tea® and HardCore ® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery and the products packaged at the brewery in Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties.
Three Months Ended September 27, 2008 compared to Three Months Ended September 29, 2007
Net revenue. Net revenue increased by $17.0 million or 20.2% to $101.1 million for the three months ended September 27, 2008, as compared to $84.1 million for the three months ended September 29, 2007. The increase was primarily due to an increase in the shipment volume of Boston Beer’s core brands of 6.1% or 29,000 barrels, net of additional estimated product returns of 5,000 barrels (or 65,000 cases) as a result of the product recall, a price increase of approximately 5% implemented in the first quarter, revenue from the packaging services agreement with Diageo North America, Inc. (“Diageo”), as well as the negative impact on net revenue for the three months ended September 29, 2007 from a $3.9 million provision for excise taxes. The effect on net revenue of the additional estimated returns related to the recall of 65,000 cases was a $1.0 million reduction. The final effect of returns related to the product recall could differ from this estimate.

The $3.9 million provision for excise taxes recorded in the third quarter of 2007 resulted from a routine audit performed by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) of the Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB has asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis, it believes that most of its Twisted Tea shipments were in compliance with applicable regulations. The $3.9 million provision was based on the information previously collected and the Company’s earlier assessment of likely outcomes, which the Company continues to believe to be adequate.
Volume. Total shipment volume, net of an additional estimated 5,000 barrels of recalled products, increased by 41.0% to 671,000 barrels for the three months ended September 27, 2008, as compared to 476,000 barrels for the three months ended September 29, 2007. Shipment volume for the core brands, net of the estimated additional returns of recalled products, increased by 6.1% to 501,000 barrels, due to increases in Samuel Adams® brand family and Twisted Tea® brand family shipments. Prior to the reversal of shipments of recalled product, the shipment volume increase for the core brands was approximately 7.2% primarily resulting from double-digit growth rates in Samuel Adams® Seasonals and Twisted Tea®.
Shipments and orders in-hand suggest that gross core shipments through November 2008 will be up approximately 12% as compared to the same period in 2007. Net of product returns, core shipments and orders in-hand appear to be up approximately 9%. Actual shipments may differ, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core brands for the third quarter of 2008 increased by approximately 12.2% over the same period in 2007. Year-to-date depletions reported to the Company through September 2008 were up approximately 10% over the same period in 2007, but this number may not be indicative of actual business trends due to some inconsistent reporting of the recall in the numbers that are available to the Company. The Company believes that wholesaler inventory levels at September 27, 2008 were in line with prior year’s levels.
Net Selling Price. The net selling price per barrel for core brands increased by 9.2% to $193.83 per barrel for the three months ended September 27, 2008, as compared to $177.48 for the same period last year. The increase in net selling price per barrel is primarily due to price increases combined with lower discount rates implemented in the first quarter and the impact of the $3.9 million excise tax provision on net selling price per barrel for the three months ended September 29, 2007, but slightly offset by the effect of the recall.
Gross profit. Gross profit for core brands was $90.59 per barrel for the three months ended September 27, 2008, as compared to $90.97 for the three months ended September 29, 2007. Gross margin for core brands was 46.7% for the three months ended September 27, 2008, as compared to 51.3% for the three months ended September 29, 2007. The decreases in gross profit per barrel and gross margin are primarily due to an increase in cost of goods sold per barrel, a $2.3 million provision for estimated full year shortfall fees of not meeting minimum production requirements in 2008 due to transferring volume to the Company’s Pennsylvania Brewery from other brewing companies, as well as an additional product recall effect of $2.2 million, offset by increases in the Company’s net selling price and the impact of the $3.9 million excise tax provision in 2007.
Cost of goods sold for core brands increased by $16.73 per barrel to $103.24 per barrel and was 53.3% of net revenue for the three months ended September 27, 2008, as compared to $86.51 per barrel and 48.7% of net revenue for the three months ended September 29, 2007. The increase in cost per barrel resulted from higher costs of raw and package material, Pennsylvania Brewery costs which include start-up expenses, the $2.3 million full year shortfall fees and the additional product recall costs of $1.3 million. The Company expects most of the year-on-year cost pressures to continue for the remainder of the year.
Total cost of goods sold increased by $16.2 million or 39.5% to $57.2 million for the three months ended September 27, 2008, as compared to $41.0 million for the three months ended September 29, 2007. The increase was primarily due to increased volume and cost of goods sold per barrel for the core brands and the production costs associated with the packaging services agreement with Diageo.

Excluding the impact of the product recall, 2008 full year gross margin as a percentage of net revenue could be down as much as 4% points below full year 2007 levels, based on available cost increase information.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $1.0 million, or 3.0%, to $34.0 million for the three months ended September 27, 2008, as compared to $33.0 million for the three months ended September 29, 2007. The increase is primarily due to increases in freight expenses to wholesalers and salary and benefit costs, offset by decreases in advertising and local promotions expenses. Advertising, promotional and selling expenses for core brands were 35.0% of net revenue, or $67.87 per barrel, for the three months ended September 27, 2008, as compared to 39.3% of net revenue, or $69.82 per barrel, for the three months ended September 29, 2007. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to the timing of advertising projects. Further, the $3.9 million provision for excise tax negatively impacted advertising, promotional and selling expenses as a percentage of net revenue for the three months ended September 29, 2007. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $2.8 million, or 42.4%, to $9.4 million for the three months ended September 27, 2008, as compared to $6.6 million for the same period last year. The increase primarily reflects the addition of recurring planned administrative costs related to the Pennsylvania Brewery, increases in salary and benefit costs and legal expenses.
Total other income, net. Total other income, net, decreased by $1.2 million to $0.1 million for the three months ended September 27, 2008 primarily due to less interest earned on lower average cash and investment balances during the third quarter of 2008 as compared to the same period in 2007.
Provision for income taxes. The income tax provision for the three months ended September 27, 2008 decreased by $0.8 million to $0.9 million from $1.7 million for the same period last year as a result of lower pre-tax income. The Company’s effective tax rate increased to approximately 146.2% for the three months ended September 27, 2008 from 35.4% for the same period last year. This increase in the effective tax rate is primarily due to lower than expected pretax income, but with no corresponding reduction in non-deductible expenses. The Company expects the effective tax rate to be approximately 51.0% for the full year 2008.
Nine Months Ended September 27, 2008 compared to Nine Months Ended September 29, 2007
Net revenue. Net revenue increased by $45.1 million or 18.1% to $294.6 million for the nine months ended September 27, 2008 from $249.5 million for the nine months ended September 29, 2007. The increase was primarily due to an increase in the shipment volume of Boston Beer’s core brands, net of returns of 57,000 barrels (or 790,000 cases) of products as a result of the product recall, as well as an increase of approximately 5% in net revenue per barrel and revenue from the packaging services agreement with Diageo. The effect of the estimated recall related returns of 790,000 cases was a $13.3 million reduction in net revenue. Total final returns related to the product recall could differ from this estimate.
Volume. Total shipment volume, net of the estimated 57,000 barrels of recalled products, increased by 25.0% to 1,723,000 barrels for the nine months ended September 27, 2008 as compared to the same period 2007. Shipment volume for the core brands, net of the estimated returns of recalled products, increased by 9.6% to 1,487,000 barrels, due primarily to increases in Samuel Adams® brand family and Twisted Tea® brand family shipments. Prior to the reversal of shipments related to the recall, the core shipment volume increase was approximately 13.9% as a result of the growth in Samuel Adams® brand family and Twisted Tea® brand family shipments, driven by high double-digit growth rates in Samuel Adams® Seasonals, Samuel Adams® Brewmaster’s Collection and Twisted Tea®.

Net Selling Price. The net selling price per barrel for core brands increased by approximately 6.2% to $193.98 per barrel for the nine months ended September 27, 2008 as compared to $182.69 for the same period last year. This increase in net selling price per barrel is primarily due to price increases combined with lower discount rates implemented in the first quarter and the impact of the $3.9 million excise tax provisions in 2007, but slightly offset by the effect of the recall.
Gross profit. Gross profit for core brands was $92.41 per barrel for the nine months ended September 27, 2008, as compared to $99.91 for the nine months ended September 29, 2007. Gross margin for core products was 47.6% for the first nine months of 2008, as compared to 54.7% for the same period in 2007. The decreases in gross profit per barrel and gross margin are primarily due to the product recall effect of $22.9 million which affected gross margin for core brands by 5.5 percentage points. To a lesser extent, the decreases in gross profit per barrel and gross margin resulted from an increase in cost of goods sold per barrel and the $2.3 million full year shortfall fees, partially offset by increases in the Company’s net selling price and the impact of the $3.9 million excise tax provision in 2007.
Cost of goods sold for core products increased by 22.7% or $18.79 per barrel to $101.57 per barrel for the nine months ended September 29, 2008, as compared to $82.78 per barrel for the same period last year. The cost per barrel increase is primarily due to higher costs of raw and package material, $9.5 million in costs incurred for the product recall efforts and the costs of products sold for which the associated revenue was reversed due to the product recall. The remaining increase in cost per barrel resulted from Pennsylvania Brewery costs which include start-up expenses and the $2.3 million full year shortfall fees.
Total cost of goods sold increased by $40.6 million or 36.6% to $159.3 million for the nine months ended September 27, 2008, as compared to $113.3 million for the nine months ended September 29, 2007. The increase was primarily due to increased volume and cost of goods sold per barrel for the core brands and the production costs associated with the packaging services agreement with Diageo.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $9.1 million, or 9.9%, to $101.2 million for the nine months ended September 27, 2008, as compared to $92.1 million for the nine months ended September 29, 2007. Advertising, promotional and selling expenses for core brands were 35.1% of net revenue, or $68.09 per barrel, for the nine months ended September 27, 2008, as compared to 37.1% of net revenue, or $67.86 per barrel, for the nine months ended September 29, 2007. The decreases in advertising, promotional and selling expenses as a percentage of net revenue are due to the timing of advertising projects.
General and administrative. General and administrative expenses increased by 44.4% or $8.0 million to $26.0 million for the nine months ended September 27, 2008 as compared to the same period last year. The increase in general and administrative expenses is primarily due to an increase in salary and benefits, the addition of start-up and recurring planned administrative costs related to the Pennsylvania Brewery and legal costs.
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
Total other income, net. Other income, net, decreased by $2.2 million to $1.5 million for the nine months ended September 27, 2008 as compared to the same period ended September 29, 2007. This decrease is due to less interest earned on lower average cash and investment balances during the nine months ended September 27, 2008 as compared to the same period in 2007.
Provision for income taxes. The Company’s effective tax rate increased to approximately 53.2% for the nine months ended September 27, 2008 from 40.3% for the same period last year. This increase in the effective tax rate is primarily due to lower than expected pre-tax income due to the recall, but with no corresponding reduction in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short term investments decreased to $10.6 million as of September 27, 2008 from $95.5 million as of December 29, 2007, primarily due to the acquisition of assets of the Pennsylvania Brewery, purchases of property, plant and equipment and repurchases of common stock, partially offset by cash flows provided by operating activities and proceeds from stock option exercises.
Cash flows provided by operating activities consist of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit and other non-cash items included in operating results. Also affecting cash flows provided by operating activities are changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash flows provided by operating activities of $27.2 million for the nine months ended September 27, 2008 primarily resulted from net income of $4.5 million, the sale of all of the Company’s remaining trading securities of $16.2 million and non-cash items of $7.1 million, partially offset by a net increase in net operating assets and liabilities of $0.6 million. The net increase in net operating assets and liabilities for the nine months ended September 27, 2008 primarily resulted from a $5.7 million increase in inventory due to higher general inventory levels in support of growth and the new brewery and a $3.3 million increase in accounts receivable due to the increase in sales and the timing of cash collections in the period, offset by a $6.9 million increase in accounts payable due to increased purchases to support growth and capital expenditures for the Pennsylvania Brewery and a $2.6 million increase in accrued expenses due to the $2.3 million full year shortfall fees. Cash flows provided by operating activities of $23.7 million for the nine months ended September 29, 2007 primarily consisted of net income of $15.7 million and non-cash items of $8.3 million, including the $3.4 million write-off of brewery costs related to the Freetown Massachusetts brewery project.
Comparing the nine month periods ended September 27, 2008 and September 29, 2007, cash flows provided by operating activities increased by $3.4 million primarily as a result of $16.4 million in increased net sales of trading securities, offset by a $11.2 million decrease in net income.
The Company used $90.3 million in investing activities during the nine months ended September 27, 2008, as compared to $20.7 million during the nine months ended September 29, 2007. The $69.6 million increase in investing activities primarily resulted from the remaining $45.0 million purchase price and $31.0 million in equipment purchases for the Pennsylvania Brewery, as well as the purchase of a greater number of kegs, offset by expenditures for the Freetown Massachusetts brewery project in 2007.
Cash used in financing activities was $5.6 million during the nine months ended September 27, 2008, as compared to $5.4 million of cash provided by financing activities during the nine months ended September 29, 2007. The $11.0 million change in cash used for financing activities is primarily due to $15.3 million in 2008 repurchases by the Company of shares of its Class A Common Stock under its Stock Repurchase Program, offset by higher proceeds and related excess tax benefits from the exercise of stock options in 2008.
During the nine months ended September 27, 2008, the Company repurchased 0.4 million shares of its Class A Common Stock for a total cost of $15.3 million. As of September 27, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had approximately $6.0 million remaining on the $120.0 million share buyback expenditure limit. Since September 27, 2008, the Company has not repurchased additional shares of its Class A Common Stock.
During the nine months ended September 27, 2008, the Company’s available cash was primarily invested in high-grade tax-exempt and taxable money-market funds. In January 2008, the Company liquidated its then existing investments in Municipal Auction Rate Securities, without incurring gains or losses, in order to fund various capital projects related to the acquisition of the Pennsylvania Brewery. The Company’s investment objectives are to preserve principal, maintain liquidity, optimize return on investment and minimize fees, transaction costs and expenses associated with the selection and management of the investment securities.
On March 10, 2008, the Company increased the borrowing limit under its credit facility from $20.0 million to $50.0 million which was fully available to the Company for borrowing as of September 27, 2008. Upon the increase in the borrowing limit, the expiration date of the credit facility was extended from March 31, 2008 to March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
In the third quarter of 2008, the Company submitted a $3.7 million settlement proposal and payment to the TTB. The TTB has proposed some changes to the Company’s proposed settlement, which do not materially affect the economics of the settlement, and the Company is considering how to proceed.

2008 and 2009 Outlook
The Company believes that the transition of ownership and start-up of brewing Samuel Adams beer at the Pennsylvania Brewery has progressed smoothly, particularly in respect to the quality of the beer, safety record and the lack of disruption to supply chain. While the Company is still experiencing start-up costs at the Pennsylvania Brewery as it ramps up to full capacity utilization, it anticipates these costs will diminish materially during 2009. Through the end of the third quarter of 2008, total spend was $33.1 million on capital improvements at the Pennsylvania Brewery to upgrade portions of the facility and to restart the brew house. The Company continues to expect that the total capital spend this year on the Pennsylvania Brewery improvements will be between $45.0 million and $55.0 million. As the Pennsylvania Brewery’s efficiencies improve, the Company will continue to move more volume to that brewery from other brewing companies. The expected total production volumes going forward will be dependent on requirements for production under the packaging services agreement with Diageo and the productivity of the packaging lines, which continues to improve. The start-up costs include ramping up of the line efficiencies, the costs and complexity caused by Diageo production and other non-continuing costs, as production started prior to all capital projects being completed. As the Company looks forward to 2009, it believes it will continue to make progress on efficiencies, capacity and costs at its breweries.
Based on the Company’s current assessment, guidance for net income per diluted share for the full year has been reduced to between $0.60 and $0.80 due to increased costs which include incremental recall costs and start-up costs at the Pennsylvania Brewery, a higher tax rate and slightly reduced full year volume projections. Based on its assumptions about the financial impact of the recall, which primarily includes provisions for recall costs and related tax impacts, the Company currently estimates that 2008 net income per diluted share, excluding the impact of the recall, will be between $1.60 and $1.80. The net income per share range estimate does not include any significant change in currently planned levels of brand support, the current estimates for the start-up and upgrade of the Pennsylvania Brewery, production under the Diageo contract, the product recall or the $3.9 million excise tax reserve discussed above. The Company’s ability to achieve this level of income in 2008 is dependent on its ability to achieve its targets for volume, pricing and costs.
As previously reported, the Company currently estimates total capital expenditures in 2008 to be between $110.0 million and $120.0 million, of which $45.0 million is the balance of the purchase price of the Pennsylvania Brewery paid in June 2008, and $45.0 million to $55.0 million relates to capital expenditures necessary to start-up and upgrade the Pennsylvania Brewery.
Looking forward to 2009, based on current known information, the Company sees cost increases primarily in packaging costs due to a new glass contract and due to the depreciation and operating costs of the Pennsylvania Brewery. The 2009 cost increases are expected to be between 8% and 11%. These cost increases will be somewhat offset by price increases, currently targeted at 3%, and operational efficiency initiatives in 2009, but the Company anticipates that 2009 gross margin percentage could be down below full year 2008, excluding the impact of the recall on gross margin in 2008. While the Company continues to experience a healthy pricing environment, there is no guarantee that it will be able to achieve the planned price increases. The Company will provide 2009 guidance when the Company presents full year 2008 results.
The Company is currently evaluating 2009 capital expenditures and, based on current information, expects them to be between $25.0 million and $45.0 million, most of which relate to continued investments in the Pennsylvania Brewery, as the Company pursues efficiency initiatives. The actual amount spent may well be different from these estimates.
The Company expects that its cash and investment balances as of September 27, 2008 of $10.6 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company continues to be in compliance with all of its debt covenants and has affirmed the availability of its line of credit. The Company has not yet borrowed any funds under the line of credit and the timing of future borrowings will depend on timing of receipts of ingredients and capital expenditures. The Company anticipates using the line of credit at some time in the next twelve months, as it builds ingredient inventory and continues its capital investments.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At September 27, 2008, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the nine month period ended September 27, 2008. Notwithstanding the foregoing, effective July 1, 2008, Diageo North America, Inc. assigned its rights and obligations under the Packaging Services Agreement dated August 1, 2007 to its wholly-owned subsidiary, Diageo Americas Supply, Inc. Similarly, effective July 1, 2008, Miller Brewing Company assigned its rights and obligations under its agreements with the Company to the newly-formed joint venture, MillerCoors LLC, which assignment and assumption by MillerCoors LLC were consented to by the Company.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the nine month period ended September 27, 2008, except for the following:
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
In connection with the recall announced in April 2008, the Company recorded an estimated accrual for product returns of $12.3 million and an estimated accrual for recall-related costs of $6.1 million and wrote-off $2.2 million of affected inventory during the six months ended June 28, 2008. During the three months ended September 27, 2008, additional charges of $1.0 million for product returns, $0.6 million for recall-related costs and $0.6 million for inventory write-offs were recorded based on actual recall activities and inventory counts during the quarter and an estimate of remaining activities to be incurred. The Company believes that its reserves for the product recalls at September 27, 2008 are adequate and appropriate. However, due to the degree of judgment involved in making such estimates, actual returns and costs may be different from the reserves. Consequently, the reserves for the product recall may not be sufficient to cover such losses.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and items that are recognized at fair value on a recurring basis on December 30, 2007, the first day of its 2008 fiscal year. The partial adoption of SFAS No. 157 related to financial assets and financial liabilities did not have an effect on the Company’s consolidated financial position, operations and cash flows for the three and nine months ended September 27, 2008.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company is required to adopt the provisions of SFAS No. 162 as of November 15, 2008. The Company is in the process of evaluating the impact, if any, of the provisions of SFAS No. 162 on its consolidated financial position, operations and cash flows.
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
Item 4. CONTROLS AND PROCEDURES
As of September 27, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, as well as to the information presented below which updates and should be read in conjunction with “Item 1A. Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. These risk factors could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, including the update below, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
The Company’s Operating Results and Cash Flow May Be Adversely Affected by Unfavorable Economic and Financial Market Conditions
The recent volatility and uncertainty in the financial markets and economic conditions may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy and agricultural products may rise faster than current estimates; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s wholesalers may increase; (d) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (e) overall beer consumption may decline; or (f) drinkers of craft beer may switch to less expensive beers.
Volatile and uncertain financial markets and economic conditions may cause disruption in the Company’s operations and cash flow and reduce its gross profit and gross margin, as described above, and may also increase the Company’s advertising, promotional and selling and general and administrative costs, and therefore adversely impact our operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 13, 2008, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $10.0 million, thereby increasing the limit from $110.0 million to $120.0 million. As of October 31, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had $6.0 million remaining on the $120.0 million share buyback expenditure limit.
During the nine months ended September 27, 2008, the Company repurchased 430,283 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 30, 2007 to February 2, 2008	277,100	$35.62	277,100	$1,442,079
February 3, 2008 to March 1, 2008	83,000	36.84	83,000	8,384,675
March 2, 2008 to March 29, 2008	68,679	34.89	68,679	5,988,751
March 30, 2008 to May 3, 2008	—	—	—	5,988,751
May 4, 2008 to May 31, 2008	—	—	—	5,988,751
June 1, 2008 to June 28, 2008	937	22.41	—	5,988,751
June 29, 2008 to August 2, 2008	567	19.84	—	5,988,751
August 3, 2008 to August 30, 2008	—	—	—	5,988,751
August 31, 2008 to September 27, 2008	—	—	—	5,988,751

Total	430,283	$35.69	428,779	$5,988,751

During the current period, the Company repurchased 567 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of October 31, 2008, the Company had 10.1 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
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

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: November 4, 2008	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: November 4, 2008	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report