Form 10-K
period 2008-12-27
BOSTON BEER CO INC
filed 2009-03-10
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $233,109,063 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 28, 2008). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 6, 2009, there were 10,148,671 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting to be held on June 2, 2009 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K
For The Period Ended December 27, 2008

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and the fourth largest brewer overall in the United States. In fiscal 2008, Boston Beer sold 1,992,000 barrels of its proprietary products (“core brands”) and brewed 349,000 barrels under contract (“non-core products”) for third parties.

During 2008, the Company sold over twenty beers under the Samuel Adams® or the Sam Adams® brand names, seven flavored malt beverage products under the Twisted Tea® brand name, and one hard cider product under the HardCore® brand name. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Cincinnati, Ohio (the “Cincinnati Brewery”), Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) and Boston, Massachusetts (the “Boston Brewery”). During 2008, the Company brewed certain products under contract at breweries located in Eden, North Carolina, Rochester, New York, Latrobe, Pennsylvania and La Crosse, Wisconsin.

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Beer Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers has coincided with consolidation in the beer industry. During 2008, SABMiller plc and Molson Coors Brewing Company combined their United States operations into a joint venture, MillerCoors LLC (“MillerCoors”), and InBev completed its acquisition of Anheuser-Busch, Inc., creating Anheuser-Busch InBev (“AB InBev”). Today, these two major brewers comprise over 94% of all United States domestic beer production, excluding imports. Further, these two major brewers have entered the Better Beer category recently, either by developing their own beers, acquiring, in whole or part, existing craft brewers, or by importing and distributing foreign brewers’ brands.

The Company’s beer products are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers as well as specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only the imports Corona® and Heineken®. The Company estimates that the Craft Beer category grew approximately 5% to 6%, while both the Better Beer category as a whole and the total beer category grew only 1% to 2%. The Company believes that the Better Beer category is approximately 20% of United States beer consumption.

The domestic beer industry, excluding Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality more flavorful beers and increased competition from wine and spirits companies. During the past ten years, domestic light beers, which are beers with fewer calories than the brewers’ traditional beers, have experienced significant growth within the category and now have a higher market share than traditional beers.

The Company’s Twisted Tea® product line competes primarily within the flavored malt beverage (“FMB”) category of the beer industry. FMB’s, such as Twisted Tea®, Smirnoff Ice®, BacardiSilver® and Mike’s Hard Lemonade®, are flavored malt beverages that are typically priced competitively with Better Beers. The Company believes that the FMB category comprises approximately 2% of United States beer consumption. The Company believes that the volume comprising the FMB category decreased high single digits in 2008.

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

The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, and receives limited promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong drinker following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® brand in these markets and expand into new markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of significant continuing styles as of December 27, 2008:

Year First Introduced

Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams® Double Bock	1988
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® White Ale	1997
Brewmaster’s Collection
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Honey Porter	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Pale Ale	1999
Samuel Adams® Hefeweizen	2003
Samuel Adams® Black Lager	2005
Samuel Adams® Brown Ale	2006
Samuel Adams® Irish Red	2008
Limited Edition Beers
Samuel Adams® Triple Bock®	1994
Samuel Adams Utopias®	2001
Samuel Adams® Chocolate Bock	2003
Samuel Adams® Imperial Pilsner	2005
Flavored Malt Beverages
Twisted Tea® Hard Iced Tea	2001
Twisted Tea® Raspberry Hard Iced Tea	2001
Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea® Peach Hard Iced Tea	2005
Twisted Tea® Light Hard Iced Tea	2007
Twisted Tea® Green Citrus Hard Iced Tea	2008
Twisted Tea® Midnight Hard Iced Tea	2008
Hard Cider
HardCore® Crisp Hard Cider	1997

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2008, Samuel Adams® Cranberry Lambic, Samuel Adams® Old Fezziwig® Ale and Samuel Adams® Holiday Porter were brewed and included in the Samuel Adams® Winter Classics variety pack, and Samuel Adams® Scotch Ale was brewed and included in the Samuel Adams® Brewmaster’s Collection Mix Pack.

The Company continually evaluates the performance of its various beers, flavored malt beverages and hard cider styles and the rationalization of its product line, as a whole.

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams® drinker to try new styles of malt beverages. To that end, the Company continually test brews different beers and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes an annual LongShot® American Homebrew Contesttm in which Samuel Adams® drinkers and employees of the Company submit homebrews for inclusion in the LongShot® six-pack in the following year.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 400 wholesale distributors, who then sell to retailers where the products are sold, such as pubs, restaurants, grocery chains, package stores, stadiums and other retail outlets. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the consumer’s business, competes with other brewers for a share of the distributor’s attention, time and selling efforts.

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean, Pacific Rim and Mexico. During 2008, the Company’s largest distributor accounted for approximately 4% of the Company’s net sales. The top three distributors accounted for approximately 9%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors.

The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog. During 2008, Boston Beer sold its products through a sales force in excess of 200 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt.  The two-row varieties of barley used in the Company’s malt are grown in the United States and Canada. In 2008, the barley crop in the United States and Canada was consistent with ten-year averages overall in terms of quality and quantity. In 2007, the barley crop in the United States and Canada was below average when compared with ten-year averages overall, with below average output in terms of quality of crop in the United States and average to slightly below average in terms of quality in Canada. The 2008 crop was purchased at prices somewhat higher than previous years due to slight delays in the harvest in some areas due to climate conditions and isolated pockets of poor yield and quality in the United States and Canada, as well as a reduction in suppliers due to the increased demand for biofuel products. The Company purchased most of the malt used in the production of its beer from one major supplier during 2008. The Company believes that there are other malt vendors available that are capable of supplying its needs.

Hops.  The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for growing hops with superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. The contracts with the hop dealers are denominated in Euros for the German hops and in Pounds Sterling for the English hops. The Company does not currently hedge these forward currency commitments. The crops harvested in 2008 were at or above historical averages in terms of both quality and quantity for all hop varieties from Germany and the UK and the Company expects to receive all hops that were contracted for. The Company’s goal is to maintain approximately one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, and the Company’s current hop inventory is expected to meet this standard. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

During 2007 and early 2008, many brewers experienced shortages of hops as demand exceeded supply, driving up prices and requiring brewers to contract out longer than historically necessary to reserve for their needs. The Company similarly added contracts for future years to protect its positions with its special varieties of hops. More recently, as a result of significant new plantings and as brewers have reviewed their actual future needs, the prices for some of the hop varieties that the Company uses has declined and the Company believes that during the next few years it will be able to add to certain of its hop positions at significant discounts to 2008 prices.

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

Packaging Materials.  The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers and crowns. The Company enters into limited term supply agreements with certain vendors in order to receive preferential pricing. Historically, glass and labels were each supplied by a single source, although the Company believes that alternative suppliers are available. In 2007, the Company entered into a long term supply agreement with Anchor Glass Container Corporation

(“Anchor”) that calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati Brewery and Pennsylvania Brewery beginning January 1, 2009. The agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.

The Company initiates bottle deposits in some states and reuses most of the glass bottles that are returned pursuant to certain state bottle recycling laws and derives some economic benefit from this practice. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. There is no guarantee that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.

Quality Assurance

As of December 27, 2008, the Company employed fifteen brewmasters to monitor the Company’s brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage and HardCore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

In order to ensure that its customers enjoy only the freshest beer, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

The Company has historically pursued a strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. As the number of available breweries has declined, the risks of disruption have increased, and the dynamics of the brewery strategy of ownership versus brewing in breweries owned by others has changed. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition on June 2, 2008 of substantially all of the assets of a brewery located in Breinigsville in Lehigh Valley, Pennsylvania from Diageo North America, Inc. (“Diageo”). From 2007 to 2008, core product volume brewed at Company-owned breweries increased from approximately 35% to approximately 52%. After completion of capital improvements, the Company expects the Pennsylvania Brewery to have an annual brewing capacity of approximately 1.4 million barrels and the Company expects to brew a significantly higher percentage of core products in 2009 at Company-owned breweries.

The aggregate purchase price for the acquisition of the Pennsylvania Brewery assets was $56.5 million, which was paid in cash and which includes $54.6 million in purchase price and $1.9 million in transaction costs, and represents property, plant and equipment. During fiscal year 2008, the Company spent $43.9 million on capital improvements at the Pennsylvania Brewery to upgrade portions of the facility and to restart the brew house, with several additional projects committed to but not yet completed. Brewing began prior to taking ownership of the brewery, and kegging and bottling commenced during the third quarter of 2008. Approximately 36% of the Company’s second half core product volume was brewed at the Pennsylvania Brewery, and the Company intends to brew a significant portion of its products at the brewery. Most of the major investments necessary to upgrade the facility have been completed, with $7.2 million of capital projects due for completion in the first quarter of 2009, and the Company will now focus on projects that will drive efficiency and increase productivity. The Company believes that it can expand the brewery with significant capital investment.

The other Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts, and the Company currently has brewing services arrangements with MillerCoors, High Falls Operating Company, LLC and City Brewing Company, LLC to produce its products at breweries in Eden, North Carolina, Rochester, New York, and Latrobe, Pennsylvania and La Crosse, Wisconsin, respectively. The Company carefully selects breweries owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing arrangements with breweries owned by others, the Company is charged a per unit rate for its products that are produced at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

In 2008, the Company invested over $3.9 million in property, plant and equipment at the Cincinnati Brewery in order to maintain the facilities and improve efficiencies. The Company brewed approximately 34% of its core product volume at the Cincinnati Brewery in 2008. While the Cincinnati Brewery produces all of the Company’s beer styles, it is the primary brewery for the production of most of the Company’s specialty and lower volume beers and hard cider production. The Company is evaluating further capital investments in the Cincinnati Brewery to improve the brewery’s capacity, economics, capability and flexibility, as both an alternative and a complement to the Company’s other brewery options.

The Company’s Boston Brewery production is mainly for developing new types of innovative and traditional products and to supply, in limited quantities, keg beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. Most of the Company’s Samuel Adams® and HardCore® products are produced at the Boston Brewery in the course of each year.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Potential disruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures or operational shut downs. Also as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

In February, 2009, there was a change in ownership of the brewery in Rochester, New York. The new owners have indicated an interest in renegotiating the terms under which the Company’s products will continue to be brewed at the facility.

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers with similar pricing and target consumers and gains in market share over the last ten years achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their fourth successive year of growth in 2008. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States. These import competitors may have substantially greater financial resources, marketing strength and distribution networks than the Company. Further, the two largest brewers in the United States, MillerCoors and AB Inbev, have entered the Better Beer category recently, either by developing their own beers, acquiring, in whole or part, existing craft brewers, by importing and distributing foreign brewers’ brands or by increasing their efforts on their own beers that might compete in Better Beer.

The Company also competes with other alcoholic beverages for drinker attention and consumption. In recent years, wines and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up and position our beers competitively with wine and spirits.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf and tap space. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and drinker promotions, pricing, packaging and the development of new products.

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

The Company’s Twisted Tea® products compete within the FMB category of the beer industry. This category is highly competitive due to, among other factors, the presence of large spirits companies, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company’s operations are subject to more restrictive regulations and increased taxation by federal, state and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Licenses and Permits

The Company, through its wholly-owned subsidiaries, Boston Beer Corporation, Samuel Adams Brewery Company, Ltd. and Samuel Adams Pennsylvania Brewery Company, produces its alcoholic beverages pursuant to a federal wholesaler’s basic permit, a federal brewer’s notice and a federal winery registration. Its products are then sold by Boston Beer Corporation to distributors. Brewery and wholesale operations require various federal, state and local licenses, permits and approvals. Suppliers, such as the Company, and/or distributors of alcoholic beverages are prohibited from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.

At the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (“TTB”) administers and enforces the federal laws and tax code provisions related to the production and taxation of alcohol products. Brewers are required to file an amended notice with the TTB in the event of a material change in the production processes, production equipment, brewery location, brewery management or brewery ownership. The TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations or to notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time.

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

Taxation

The federal government and all of the states levy excise taxes on beer and hard cider. For brewers producing no more than 2.0 million barrels of malt beverages per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of malt beverages removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel for all barrels produced. In 2008 the Company continued to be able to take advantage of this reduced tax on the first 60,000 barrels of its malt beverages produced, as the volume from the packaging services agreement for non-core brands are not included in the calculation of the 2.0 million barrel limit. If the Company continues to grow its volumes, it anticipates that it may lose this reduced tax benefit. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability for these taxes varies by state. Twisted Tea® is classified as a malt beverage for federal excise tax purposes. In some states, Twisted Tea® may be taxed at a higher rate depending on the exact brewing process. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.

During the third quarter of 2007, the TTB performed a routine audit of the Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea® shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million which the Company estimated to be its maximum possible exposure related to the issue. The TTB asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis, it believed that most of its Twisted Tea® shipments were in compliance with applicable regulations. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. In the fourth quarter of 2008, the Company reduced the provision it had previously recorded for this matter from $3.9 million to $3.7 million. During the first quarter of 2009, the Company and the TTB reached a final settlement and no additional funds are due.

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

Environmental Regulations and Operating Considerations

The Company’s operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that any costs arising from existing environmental laws will not have a material adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

The Company’s operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. The occurrence of such a problem could result in a costly product recall and serious damage to the Company’s reputation for product quality, as well as give rise to product liability claims. The Company and the breweries where it brews under contract maintain insurance which the Company believes is sufficient to cover any product liability claims which might result from a contamination or other product liability with respect to its products, although the Company does not carry product recall insurance.

As part of its efforts to be environmentally friendly, the Company has reused its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, and retailer, distributor and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, nor that the Company will continue to do so.

Employees

As of December 27, 2008, the Company employed approximately 775 people, of which approximately 80 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, with one of the contracts expiring in late 2010 and two contracts expiring in early 2012. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

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

In addition to the other information in this Annual Report on Form 10-K, the risks described below should be carefully considered before deciding to invest in shares of the Company’s Class A Common Stock. These are risks and uncertainties that management believes are most likely to be material and therefore are most important for an investor to consider. The Company’s business operations and results may also be adversely affected by additional risks and uncertainties not presently known to it, or which it currently deems immaterial, or which are similar to those faced by other companies in its industry or business in general. If any of the following risks or uncertainties actually occurs, the Company’s business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of the Company’s Class A Common Stock could decline.

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the large number of craft brewers with similar pricing and target consumers and gains in market share achieved by imported beers, a number of which are now imported and promoted by the two largest multi-national brewing companies, AB Inbev and MillerCoors. The Company faces strong competition from these two brewers, as they introduced new domestic specialty and “faux craft” brands to many markets and expend their efforts behind existing brands. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Corona® and Heineken®. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share. The Company’s products, including its Twisted Tea® products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including Corona®, Heineken® and the large domestic brewers, which are now parts of larger, foreign-owned and financed brewers, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to the retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

The Joint Venture Between SABMiller and Molson Coors and the InBev purchase of Anheuser-Busch Could Bring Added Pressures to the Company’s Ability to Compete.

In recent years, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. On June 30, 2008, the domestic joint venture arrangement between SABMiller and Molson Coors Brewing Company was completed which has made the combined brewer, MillerCoors, the second largest brewer in the United States, providing greater resources and a distribution platform to compete more effectively in the United States. On November 18, 2008, InBev completed its acquisition of Anheuser-Busch, creating Anheuser-Busch InBev, one of the world’s top five consumer products companies, managing a portfolio of over 200 brands. Furthermore, AB InBev holds the number one or number two position in many markets, giving it the opportunity to exert significant influence over distributors, retailers and drinkers. According to published reports, the MillerCoors joint venture is expected to bring an annual savings of $500 million by the third year of the merger and AB Inbev merger is expected to bring an annual savings of $1.5 billion by the third year of the merger. Due to the increased leverage that these combined operations will have, the costs to the Company of competing could increase and the availability of brewing capacity at other breweries could be reduced if any breweries are closed as a result of these transactions. The potential also exists for MillerCoors and AB Inbev to increase their influence with their distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

There Is No Assurance of Continued Growth.

The Company’s future growth may be limited by both its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the growth in the craft-brewed beer market and the Better Beer market. The development of new products by the Company may lead to reduced sales in the Company’s other products, including its flagship Samuel Adams Boston Lager®. The Company’s future growth may also be limited by its ability to meet production goals at the Company’s owned breweries, its ability to enter into new brewing contracts on commercially acceptable terms or the availability of suitable production capacity should production at the Company’s owned breweries miss targets, and its ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops and bottles, from suppliers.

The Unpredictability and Fluctuation of the Company’s Quarterly Results May Adversely Affect the Trading Price of Its Common Stock. The Company’s Advertising and Promotional Investments May Not be Effective.

The Company’s revenues and results of operations have in the past and may in the future vary from quarter to quarter due to a number of factors, many of which are outside of the Company’s control and any of which may cause its stock price to fluctuate. As a growth-oriented Company, the Company has made, and expects to continue to make, significant advertising and promotional expenditures to enhance its brands. These expenditures may not result in higher sales volume. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. The Company has in the past made, and expects from time to time in the future to make, significant advertising and promotional expenditures to enhance its brands even though those expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. While the Company attempts to invest only in effective advertising and promotional expenditures, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales. In addition, the Company fills orders from its wholesalers who may choose independently to build their inventories or run their inventories down. Such a change in wholesaler inventories is somewhat unpredictable, and can lead to fluctuations in the Company’s quarterly or annual results.

The Addition of the Pennsylvania Brewery Has Significantly Changed the Company’s Operations. Owning a Larger Percentage of Its Breweries has High Capital Costs, Creates a Larger Fixed Cost Burden on the Company’s Business, Requires Different Management Skills and Capabilities, and has Greater Uncertainty as to Operating Costs.

Historically, the Company has pursued a strategy of combining brewery ownership with brewing at breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the Company to utilize their excess capacity, providing the Company flexibility as well as cost advantages over its competitors. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition on June 2, 2008 of substantially all of the assets of the Pennsylvania Brewery from Diageo. From 2007 to 2008, core product volume brewed at Company-owned breweries increased from approximately 35% to approximately 52%. After completion of capital improvements, the Company expects the Pennsylvania Brewery to have an annual brewing capacity of 1.4 million barrels and the Company expects to brew a significantly higher percentage of core products in 2009 at Company-owned breweries.

The addition of the Pennsylvania Brewery has significantly changed the direction of the Company’s operations from mainly brewing at breweries owned by others to mainly brewing at Company-owned breweries. This change increases the capital required by the Company to brew and package its beers and creates a more significant fixed-costs structure for the Company. The engineering, production management and leadership skills required to operate a brewery are different from those required to work with breweries where beer is brewed under contract with others. The Company believes that the shift to brewing at Company-owned breweries could bring operational savings, increased flexibility, greater reliability and better quality control capabilities throughout its brewing, fermentation, finishing and packaging operations, but that this shift is accompanied by risks and an increased cost of owning, maintaining and operating fixed assets. There is no certainty that the ultimate operating costs will be more favorable than the brewing strategy the Company has been using since its inception.

In Addition to the Added Complexity in the Company’s Operations that will Arise From the Acquisition of the Pennsylvania Brewery, the Management Pressures that Accompany the Company’s Growth May Also Exceed the Company’s Ability to Manage the Growth and Implement Appropriate Internal Controls.

The combination of the Company’s recent high growth and its purchase of the Pennsylvania Brewery have increased the operating complexity of the business. There can be no assurance that the Company will effectively manage such increased complexity without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the business.

Unexpected Events at Company-owned Breweries and Breweries Owned by Others Could Harm Its Business which Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

The Company-owned breweries are located in Breinigsville in Lehigh Valley, Pennsylvania, Cincinnati, Ohio and Boston, Massachusetts and the Company currently brews under agreements with breweries in Eden, North Carolina, Rochester, New York, Latrobe, Pennsylvania and La Crosse, Wisconsin. The Company carefully selects breweries owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Higher than planned costs of operating under contract arrangement at breweries owned by others or an unexpected decline in the brewing capacity available to the Company may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

In 2008, the Company brewed its Samuel Adams Boston Lager® at each of its Company-owned brewing facilities, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager®. The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary, although it is unable to quantify any additional costs, capital or operating, if any, that it might incur in securing access to such capacity.

Management believes that it has secured sufficient alternatives for most of its brands and packages in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Potential disruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures or operational shut downs. Also, as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, has become a more significant concern. The Company continues to work with all of its breweries in an attempt to minimize any potential disruptions. Nevertheless, should a disruption occur, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs and, potentially, lost sales.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 99% of its beer is sold, the Company sells its beer to independent beer distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with approximately 400 wholesale distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of the Company’s products. No assurance can be given that the Company will be able to maintain or secure additional distributors on terms favorable to the Company.

The Company’s distribution agreements are generally terminable by the distributor on short notice. While these distribution agreements contain provisions giving the Company enforcement and termination rights, some state laws prohibit the Company from exercising these contractual rights. The Company’s ability to maintain its existing distribution agreements may be adversely affected by the fact that many of its distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If the Company’s existing distribution agreements are terminated, it may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt and hops, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2008. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

Historically, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers although the Company has had to pay significantly above historical prices to secure supplies when investing and supply has been tight. Although the Company believes that there are alternate sources available for some of the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured.

The Company’s contracts for hops are payable in Euros for German hops and in Pounds Sterling for English hops, and therefore, the Company is subject to the risk that the Euro or Pound may fluctuate against the U.S. dollar, as has been the case over the last several years. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Currently, the cost of hops is approximately 4% of the Company’s product cost. The cost of hops has greatly increased in recent years due to exchange rate changes and the rising market price of hops, and continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet demand.

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains multiple sources for the supply of most of its packaging materials, such as shipping cases, six-pack carriers and crowns. Historically, glass and labels are each supplied by single sources. In 2007, the Company entered into a long term supply agreement with Anchor. This agreement calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati Brewery and Pennsylvania Brewery beginning January 1, 2009 and establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.

Although the Company believes that alternative suppliers are available, the loss of either the Company’s glass or other packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be duplicated at time of renewal. This could expose the Company to significant cost increases in future years.

The Company initiates bottles deposits in some states and reuses most of the glass bottles that are returned pursuant to certain state bottle recycling laws and derives some economic benefit from this practice. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. The Company believes that it benefits economically from cleaning and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, retailer, distributor and glass dealer behavior, and may be adversely affected by changes in state regulation. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue to do so.

An Increase in Energy Costs Could Harm the Company’s Financial Results.

In the last five years, the Company has experienced significant increases in direct and indirect energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs, including increases in the cost of supplies. The Company’s future operating expenses and margins could be dependent on its ability to manage the impact of such cost increases. If energy costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices.

The Company’s Operations are Subject to Certain Operating Hazards. The Company Was Involved in a Product Recall in 2008 and there Is No Guarantee that Other Contamination Problems Will Not Develop that Could Harm the Company’s Business.

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. As discussed elsewhere, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products during 2008. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The Company substantially completed the recall process during 2008. While the Company does not anticipate any repetition of such problems, the Company’s operations are subject to a range of operating hazards which include product contamination, the occurrence of which could result in unexpected costs to the Company, and in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability.

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

In addition, if the Company continues to grow its volumes, it anticipates that it may lose the reduced tax benefit for small brewers for the first 60,000 barrels of beer produced. Furthermore, increasing the state excise tax on alcoholic beverages, or certain types of alcoholic beverages such as flavored malt beverages, is frequently proposed in various state legislatures either to increase revenues or discourage purchase by underage drinkers, which, if adopted, could affect some or all of the Company’s products. If federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not necessarily believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of the Company’s products. Recently, states have been reviewing the state tax treatment for FMB’s which could result in increased costs to the Company and decreased sales.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products. Such regulation might reduce the Company’s ability to sell its products at retail and at wholesale and could severely impact the Company’s business.

Changes in Public Attitudes and Drinker Tastes Could Harm the Company’s Business.

The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States. The domestic beer industry, other than Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this slower growth is due to both declining alcohol consumption per person in the population and increased competition from wine and spirits companies. If beer consumption in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, the Company’s business could be materially adversely affected.

The Company Has Been Involved in Various Litigation Matters in the Past and there Is No Guarantee that Other Litigation Will Not Develop that Could Harm the Company’s Business.

As discussed elsewhere, the Company is considering pursuing a claim against the manufacturer of the glass bottles that were subject to a product recall in 2008. While the Company is not aware of any basis for a claim or counter-claim against it by the manufacturer in connection with this matter, such a possibility exists. In such event, there is the risk that the recovery by the manufacturer on its claims could exceed the Company’s recovery on its claims. In addition, when formal proceedings are initiated, substantial legal and related costs are possible, which, if not recovered, could have a materially adverse impact on the Company’s financial results. At this time, since no formal claim has been made, it is not possible to assess the risk of a successful counter-claim or the probable cost of such litigation.

In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results.

The Class B Shareholder Has Significant Influence over the Company.

The Company’s Class A Common Stock is not entitled to any voting rights, except for the right as a class to approve certain mergers and charter and by-law amendments and to elect a minority of the directors of the Company. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are decided by C. James Koch, Chairman of the Board of Directors of the Company, as the current holder of 100% of the Company’s Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors and approval of equity-based and other executive compensation and other significant corporate matters. This could have the effect of delaying or preventing a change in control of the Company and will make most transactions difficult or impossible to accomplish without the support of Mr. Koch.

Changes in the Continued Health of the Company’s Brands and the Role of the Company’s Founder in the Samuel Adams® Brand Communication Could Harm the Company’s Business.

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

The Company’s Operating Results and Cash Flow May Be Adversely Affected by Unfavorable Economic and Financial Market Conditions.

The recent volatility and uncertainty in the financial markets and economic conditions may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy and agricultural products may rise faster than current estimates; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s wholesalers may increase; (d) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (e) overall beer consumption may decline; or (f) drinkers of the Company’s beers may change their purchase preferences and frequency which may result in sales declines.

Volatile and uncertain financial markets and economic conditions may cause disruption in the Company’s operations and cash flow and reduce its gross profit and gross margin, as described above, and may also increase the Company’s advertising, promotional and selling and general and administrative costs, and therefore adversely impact our operating results.

The Unprecedented Conditions in the Financial and Credit Markets May Adversely Affect the Availability and Cost of the Company’s Financing.

The financial and credit markets have been experiencing unprecedented levels of volatility and disruption, putting downward pressure on financial and other asset prices generally and on the credit available for certain issuers. The United States government and the Federal Reserve Bank recently created a number of programs to help stabilize credit markets and financial institutions and restore liquidity. These programs appear to have improved conditions in the credit and financial markets, but there can be no assurance that these programs, individually or collectively, will continue to have the beneficial effects on the market overall, or will resolve the credit or liquidity issues of the companies that participate in the programs.

Considering the Company’s current level of working capital, which is lower than previous years due to the addition of the Pennsylvania Brewery, and expected operating cash flow needs, the Company’s 2009 plan anticipates borrowing from its existing credit facility; however, the Company expects to end 2009 with no borrowings under its line of credit or incur any other debt. The Company currently believes that the lender of its existing credit facility will be able to provide financing in accordance with their contractual obligations, but given the current failures and turmoil at many financial institutions, there is no absolute guarantee that this credit facility will be available.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2008 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices in approximately 33,500 square feet of leased space located in Boston, Massachusetts. The lease of this facility is set to expire in 2017. The Company also leases two smaller sales offices in California.

The Company maintains a brewery in Boston, Massachusetts in approximately 24,000 square feet of leased space. The Company’s Boston Brewery production is mainly for developing new types of innovative and traditional products and to supply, in limited quantities, keg beers for the local market. Most of the Company’s Samuel Adams® and HardCore® products are produced at the Boston Brewery in the course of each year. The Company also operates a tour center at the Boston Brewery. The lease of this facility was renewed in 2008 and will expire in 2019.

The Company owns approximately 69 acres of land in Lehigh Valley, Pennsylvania, which houses the Company’s Pennsylvania Brewery. The buildings on this property consist of approximately 853,000 square feet of brewery space.

The Company owns approximately 5.8 acres of land in Cincinnati, Ohio, which houses the Company’s Cincinnati Brewery. The buildings on this property consist of approximately 128,500 square feet of brewery space.

In 2007, the Company purchased 52.7 acres of land in Freetown, Massachusetts, for a purchase price of $6.0 million. In February 2008, after concluding that it would proceed with the Pennsylvania Brewery purchase, the Company placed the land in Freetown, Massachusetts on the market.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings

The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

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

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2008	High	Low

First Quarter	$49.98	$33.64
Second Quarter	$48.59	$37.99
Third Quarter	$54.15	$39.50
Fourth Quarter	$48.03	$25.55

Fiscal 2007	High	Low

First Quarter	$36.23	$30.80
Second Quarter	$41.33	$32.07
Third Quarter	$49.73	$38.86
Fourth Quarter	$55.30	$31.00

There were 15,557 holders of record of the Company’s Class A Common Stock as of March 6, 2009. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 6, 2009 as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $21.77.

Class A Common Stock

At December 27, 2008, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 10,068,486 were issued and outstanding. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 27, 2008, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of March 6, 2009, C. James Koch was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

As of December 27, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million. On February 13, 2008, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $10.0 million, thereby increasing the limit from $110.0 million to $120.0 million. As of December 27, 2008, the Company had approximately $6.0 million remaining on the $120.0 million share buyback expenditure limit.

During the twelve months ended December 27, 2008, the Company repurchased 430,283 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total		Part of Publicly	that May Yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

December 30, 2007 to February 2, 2008	277,100	$35.62	277,100	$1,442,079
February 3, 2008 to March 1, 2008	83,000	36.84	83,000	8,384,675
March 2, 2008 to March 29, 2008	68,679	34.89	68,679	5,988,751
March 30, 2008 to May 3, 2008	—	—	—	5,988,751
May 4, 2008 to May 31, 2008	—	—	—	5,988,751
June 1, 2008 to June 28, 2008	937	22.41	—	5,988,751
June 29, 2008 to August 2, 2008	567	19.84	—	5,988,751
August 3, 2008 to August 30, 2008	—	—	—	5,988,751
August 31, 2008 to September 27, 2008	—	—	—	5,988,751
September 28, 2008 to November 1, 2008	—	—	—	5,988,751
November 2, 2008 to November 29, 2008	—	—	—	5,988,751
November 30, 2008 to December 27, 2008	—	—	—	5,988,751

Total	430,283	$35.69	428,779	$5,988,751

Of the shares that were purchased during the period, 1,504 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
				Dec. 31
	Dec. 27	Dec. 29	Dec. 30	2005	Dec. 25
	2008	2007	2006	(53 weeks)	2004
	(In thousands, except per share and net revenue per barrel data)

Income Statement Data:
Revenue	$449,554	$380,575	$315,250	$263,255	$239,680
Less recall returns	13,222	—	—	—	—
Less excise taxes	37,932	38,928	29,819	24,951	22,472

Net revenue	398,400	341,647	285,431	238,304	217,208
Cost of goods sold	205,040	152,288	121,155	96,830	87,973
Recall related costs	9,473	—	—	—	—

Gross profit	183,887	189,359	164,276	141,474	129,235
Operating expenses:
Advertising, promotional and selling expenses	132,901	124,457	113,669	100,870	94,913
General and administrative expenses	34,988	24,574	22,657	17,288	14,837
Impairment of long-lived assets	1,936	3,443	—	—	—

Total operating expenses	169,825	152,474	136,326	118,158	109,750

Operating income	14,062	36,885	27,950	23,316	19,485
Other income, net	1,778	4,759	3,816	2,203	593

Income before provision for income taxes	15,840	41,644	31,766	25,519	20,078
Provision for income taxes	7,752	19,153	13,574	9,960	7,576

Net income	$8,088	$22,491	$18,192	$15,559	$12,502

Net income per share — basic	$0.58	$1.58	$1.31	$1.10	$0.89
Net income per share — diluted	$0.56	$1.53	$1.27	$1.07	$0.86
Weighted average shares outstanding — basic	13,927	14,193	13,900	14,126	14,126
Weighted average shares outstanding — diluted	14,341	14,699	14,375	14,516	14,518
Balance Sheet Data:
Working capital	$1,797	$77,736	$79,692	$60,450	$61,530
Total assets	$219,757	$197,955	$154,475	$119,054	$107,462
Total long-term obligations	$12,672	$4,210	$5,016	$4,336	$2,854
Total stockholders’ equity	$140,028	$133,588	$108,589	$85,979	$78,370
Statistical Data:
Barrels sold	2,341	1,876	1,612	1,364	1,267
Net revenue per barrel	$170	$182	$177	$175	$171

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s products compete in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. In 2008, growth of the Craft Beer category was approximately 5% to 6%, while both the Better Beer category as a whole and the total beer category grew only 1% to 2%. The Better Beer category now comprises approximately 20% of domestic beer consumption. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category.

Product Recall

On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Company’s Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant of the supplier that supplied bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles during the first quarter of 2008.

The recall process was substantially completed during the fourth quarter, and the Company made no material changes in its estimate of overall recall costs during the quarter. To date, the Company estimates that it has destroyed or quarantined for destruction approximately 990,000 cases of the affected products, of which approximately 200,000 cases had been under its control at its breweries or warehouses. The full costs of the recall effort include drinker rebates, product credits, fees and incentives to retailers and wholesalers for the recall, lost product, freight and destruction charges for returned product, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. The Company also faces potential future lost sales and believes that it may have experienced lost sales at retail as a result of the recall, which probably contributed somewhat to the slower growth rate in depletions for the second quarter and potentially subsequent quarters.

The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is not yet possible to predict the outcome of any such claim. Consequently, no amounts have been recorded as receivable as of December 27, 2008 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.

As a result of the recall, the Company recorded charges that negatively impacted its 2008 operating results before tax by $22.7 million and its 2008 net income by $12.0 million in 2008. The net income per dilutive share effect was $0.84 for the year ended December 27, 2008. The recorded charges are based on actual recall activities and estimated remaining activities from information available to the Company as of December 27, 2008. The Company has completed the process of collecting cases of suspected product. The Company expects to have paid substantially all of the remaining direct costs related to the recall within the next three months. The Company believes that it replenished some of the recalled shipments in the second and third quarters, which resulted in higher shipments and gross revenue than would have normally been anticipated for those quarters, absent the recall, and any benefit from this is not included in the above provision.

Outlook

The Company believes that the transition of ownership and start-up of brewing the Company’s products at the Pennsylvania Brewery has progressed smoothly in 2008, particularly with respect to the quality of the beer, safety record and the lack of disruption in the Company’s supply chain. Brewing at the Pennsylvania Brewery increased during the year but is yet to reach its expected full potential, as the Company continues to co-pack for Diageo through the remaining term of the agreement, which ends May 2, 2009. While the Company is still experiencing start-up costs at the Pennsylvania Brewery as it ramps up to full capacity utilization, it anticipates these costs will diminish materially during 2009. Through the end of 2008, the Company spent $43.9 million on capital improvements at the Pennsylvania Brewery to upgrade portions of the facility and to restart the brew house with several additional projects committed to and in progress, but not yet completed. The start-up costs include ramping up of the line efficiencies, the costs and complexity caused by Diageo production and other non-continuing costs, as production started prior to all capital projects being completed. As the Company looks forward to 2009, it believes it will continue to make progress on efficiencies, capacity and costs at its breweries.

The March 2009 year-to-date shipments and orders in-hand indicate that gross core shipments will be down approximately 14% versus the same period in 2008. The March 2009 year-to-date shipments and orders reflect volume approximately 2% lower than the depletions from the same period in the prior year. Year-to-date depletions reported to the Company through February 2009 were down approximately 9% from the same period in 2008, with two fewer selling days in 2009. Year-to-date depletions adjusted for comparable selling days through February 2009 are estimated to be down approximately 4% from the same period in 2008. The Company believes it is seeing inventory reductions at wholesalers and retailers compared to prior years that could be depressing the year-to-date shipments, orders in-hand and depletions, and that the shipments and orders in-hand are generally consistent with the depletions trends. Considering those inventory adjustments for the full year, shipments should be expected to more closely mirror full year depletion trends. Actual shipments may differ and no inferences should be drawn with respect to shipments in future periods.

Looking forward to 2009, based on information of which the Company is currently aware, the Company sees cost increases of between 7% and 9%, primarily in packaging costs due to a new contract for its glass bottles and due to the depreciation and operating costs of the Pennsylvania Brewery. While the costs of operating the new brewery are higher than rates under the Company’s historic brewing arrangements under contracts with others, the Company believes that such costs may be lower than future available contract brewing rates and that the advantages of controlling the brewing process and security of supply outweigh any potential additional costs. These cost increases will be somewhat offset by price increases, currently targeted at 3%, and operational efficiency initiatives currently underway, but the Company anticipates that its 2009 gross margin percentage could be lower than its full-year 2008 gross margin, excluding the impact of the recall on gross margin in 2008. While the Company continues to experience a healthy pricing environment, there is no guarantee that it will be able to achieve the planned price increases. It is also difficult to predict what full year volume trends for shipments and depletions will be based on current conditions. The Company is committed to trying to grow market share and to maintain volume and healthy pricing, and is prepared to invest to accomplish this even if this causes short term earnings decreases. Based upon the Company’s best estimates at this time, the Company is targeting 2009 earnings per diluted share to be between $1.40 and $1.70, but actual results could vary significantly from this target. The Company continues to evaluate 2009 capital expenditures, but currently expects them to be between $20.0 million and $30.0 million, which includes approximately $7.0 million of carryover projects committed to in 2008 and in progress at the Pennsylvania Brewery. The Company anticipates focusing on projects that will increase efficiency and productivity at the breweries, and decisions as to which projects will actually be undertaken will depend, in part, on their projected returns on investment. Accordingly, actual 2009 capital expenditures may well be different from these estimates.

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati and Pennsylvania

Breweries under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.”

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Year Ended
	Dec. 27	Dec. 29	Dec. 30
	2008	2007	2006
	Barrels Sold (In thousands)

Core products	1,992	1,848	1,581
Non-core products	349	28	31
Total barrels	2,341	1,876	1,612

	Percentage of Net Revenue
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold (including recall related costs of 2.4% of net revenue in 2008)	53.9%	44.6%	42.4%

Gross profit	46.1%	55.4%	57.6%
Advertising, promotional and selling expenses	33.4%	36.4%	39.8%
General and administrative expenses	8.8%	7.2%	7.9%
Impairment of long-lived assets	0.5%	1.0%	—

Total operating expenses	42.7%	44.6%	47.8%
Operating income	3.4%	10.8%	9.8%
Interest income, net	0.4%	1.2%	1.1%
Other income, net	0.0%	0.1%	0.2%

Income before provision for income taxes	3.8%	12.1%	11.1%
Provision for income taxes	1.9%	5.6%	4.8%

Net income	1.9%	6.5%	6.4%

Year Ended December 27, 2008 (52 weeks) Compared to Year Ended December 29, 2007 (52 weeks)

Net revenue.  Net revenue increased by $56.8 million or 16.6% to $398.4 million for the year ended December 27, 2008, from $341.6 million for the year ended December 29, 2007. The increase was primarily due to an increase in the shipment volume of Boston Beer’s core brands, net of returns of 57,000 barrels (or 790,000 cases) of products as a result of the product recall, as well as an increase of approximately 6% in core net revenue per barrel and revenue from the packaging services agreement with Diageo. The effect of the estimated recall related returns of 790,000 cases was a $13.2 million reduction in net revenue.

Volume.  Total shipment volume, net of the estimated 57,000 barrels of recalled products, increased by 0.4 million barrels or 24.8% to 2.3 million barrels for the year ended December 27, 2008, as compared to 1.9 million barrels for the year ended December 29, 2007. The increase in volume was primarily attributable to production under the Diageo packaging services agreement, as well as increases in the Samuel Adams® and Twisted Tea® brand families. The growth in the Samuel Adams® brand family was driven by double-digit growth rates in Samuel Adams® Seasonals and the Samuel Adams® Brewmaster’s Collection.

The Company believes that wholesaler inventory levels at December 27, 2008 were slightly higher than last year’s levels, as reflected in shipments exceeding depletions for the full year, and such inventory is expected to unwind during 2009.

Net selling price.  The selling price per barrel decreased by approximately 6.6% to $170.18 per barrel for the year ended December 27, 2008, as compared to $182.11 for the year ended December 29, 2007. This decrease was primarily driven by a lower price per barrel for Diageo products produced under the packaging services agreement, offset by core price increases and the impact of the $3.9 million excise tax provision recorded in 2007 related to the TTB audit.

Significant changes in the package mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of bottles to total shipments decreased by 0.2% points in core brands to 72.5% of total shipments for the year ended December 27, 2008 as compared to 2007.

Gross profit.  Gross profit was $78.55 per barrel or 46.1% as a percentage of net revenue for the year ended December 27, 2008, as compared to $100.94 or 55.4% for the year ended December 29, 2007. The decrease in gross profit per barrel is primarily due to the decrease in net selling price per barrel due to the Diageo products and the increase in cost of goods sold per barrel as compared to the prior year.

Cost of goods sold increased to $91.63 per barrel or 53.9% as a percentage of net revenue as compared to $81.18 per barrel or 44.6% as a percentage of net revenue in the prior year. The increase is primarily due to higher packaging material and ingredient costs, as well as $9.5 million in costs incurred for the product recall efforts and the costs of products sold for which the associated revenue was reversed due to the product recall. The remaining increase in cost per barrel resulted from the Pennsylvania Brewery, whose costs included start-up expenses, and the $2.3 million full year shortfall fees.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $8.4 million or 6.7% to $132.9 million for the year ended December 27, 2008, as compared to $124.5 million in the prior year. The increase is primarily due to increases in freight expenses to wholesalers of $4.8 million and salary and benefit costs of $2.9 million. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investments will generate sales growth.

The Company conducts certain advertising and promotional activities in its wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statement of operations as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets, if changes occur in these promotional contribution arrangements, depending on the industry and market conditions.

General and administrative.  General and administrative expenses increased by $10.4 million or 42.3% to $35.0 million in 2008 as compared to 2007, primarily due to increases in salary and benefit costs of $3.9 million, start-up and recurring planned administrative costs related to the Pennsylvania Brewery of $3.9 million and legal expenses of $0.8 million.

Impairment of long-lived assets.  During the fourth quarter of 2008, the Company incurred a $1.9 million impairment charge related to machinery and equipment held at a third-party brewery. The impairment was a result of the Company stopping brewing at a third-party brewery where the Company owned machinery and equipment, as brewing was transferred to the Pennsylvania Brewery. In performing the evaluation of its long-lived assets held at the third-party brewery as of December 27, 2008, the Company concluded that there was too much uncertainty about assigning a probability as to the eventual timing of cash flows related to these assets, and therefore, recorded an impairment charge in the amount of $1.9 million. In 2007, the Company incurred an impairment charge of $3.4 million related to capitalized costs for the Freetown, Massachusetts brewery project.

Stock-Based Compensation Expense.  For the year ended December 27, 2008, an aggregate of $4.1 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses, as compared to $3.1 million in 2007. Stock-based compensation expense increased $1.0 million in 2008 as compared to 2007 due to more option grants during 2008.

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vest over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The Company calculated the aggregate fair value of the option grant to be $6.3 million, of which it recognized $0.7 million in 2008.

Interest income.  Interest income decreased by $2.7 million to $1.6 million for the year ended December 27, 2008 primarily due to lower interest rates earned on decreased average cash and investment balances during 2008 as compared to 2007.

Other income, net.  Other income decreased by $0.3 million to $0.2 million for the year ended December 27, 2008 as compared to $0.5 million in the prior year. The decrease is due primarily to a decrease in lease income.

Provision for income taxes.  The Company’s effective income tax rate for the year ended December 29, 2007 increased to 48.9% from the 2007 rate of 46.0%. This increase in the effective tax rate is primarily due to lower than expected pre-tax income due to the recall, but with no corresponding reduction in non-deductible expenses.

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

Gross profit.  Gross profit was $100.94 per barrel or 55.4% as a percentage of net revenue for the year ended December 29, 2007, as compared to $101.91 or 57.6% for the year ended December 30, 2006. The decrease in gross profit per barrel is primarily due to an increase in cost of goods sold per barrel as compared to the prior year and the provision for excise tax related to the TTB audit, partially offset by price increases.

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

Impairment of long-lived assets.  During the second quarter of 2007, the Company incurred an impairment charge of $3.4 million related to capitalized costs for the Freetown, Massachusetts brewery project. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo North America progressed and ultimately culminated in the completion of the Contract of Sale for the brewery owned by Diageo in Lehigh Valley, Pennsylvania.

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

Other income, net.  Other income decreased by $0.2 million to $0.5 million for the year ended December 29, 2007 as compared to $0.7 million in the prior year. The decrease is due primarily to increased disposals of equipment in 2007.

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

Liquidity and Capital Resources

Cash and short term investments decreased to $9.1 million as of December 27, 2008 from $95.5 million as of December 29, 2007, primarily due to the acquisition of assets of the Pennsylvania Brewery, purchases of property, plant and equipment and repurchases of common stock, partially offset by cash flows provided by operating activities and proceeds from stock option exercises.

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

Cash flows provided by operating activities of $39.8 million in 2008 primarily consisted of net income of $8.1 million, non-cash items of $22.5 million, proceeds from the sale of trading securities of $16.2 million and a net increase in operating assets and liabilities of $6.9 million. Cash flows provided by operating activities of $53.8 million in 2007 primarily consisted of net income of $22.5 million, non-cash items of $9.9 million, net proceeds from the sale of trading securities of $3.0 million, and a net decrease in operating assets and liabilities of $18.4 million. Comparing 2008 to 2007, cash flows provided by operating activities decreased by $14.0 million. Of the decrease, $14.4 million resulted from the decrease in net income, due to costs related to the product recall (as discussed in “Results of Operations”), offset by a $12.6 million increase in non-cash items and a $13.2 million increase in net proceeds from the sale of trading securities. The remaining decrease in cash flows provided by operating activities resulted from the net increase in operating assets and liabilities of $6.9 million in 2008, as compared to the $18.4 million net decrease in 2007, primarily attributable to a change in accrued expenses of $15.1 million and a change in prepaid expenses and other assets of $9.8 million.

The Company used $104.5 million in investing activities during 2008 as compared to $37.1 million in 2007. Investing activities during 2008 primarily consisted of $45.0 million of the remaining purchase price for the Pennsylvania Brewery acquisition, $43.9 million related to equipment purchases to upgrade the Pennsylvania Brewery, $10.6 million for purchases of kegs to support volume growth and $3.9 million for equipment purchases related to upgrades to the Cincinnati Brewery.

Cash used in financing activities was $5.6 million during 2008 as compared to $0.5 million in 2007. The increase is primarily due to an increase of $9.2 million in repurchases of the Company’s Class A Common Stock under its Stock Repurchase Program, offset by a $1.8 million increase in proceeds from the exercise of stock options and a $2.3 million increase in excess tax benefits from stock-based compensation arrangements.

During the year ended December 27, 2008, the Company repurchased 0.4 million shares of its Class A Common Stock for a total cost of $15.3 million. On February 13, 2008, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $10.0 million, thereby increasing the limit from $110.0 million to $120.0 million. As of December 27, 2008, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had approximately $6.0 million remaining on the $120.0 million share buyback expenditure limit.

On March 10, 2008, the Company increased its existing credit facility from $20.0 million to $50.0 million. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing. Based upon current projections, the Company expects that its cash and investment balances of $9.1 million at December 27, 2008, cash flows from operations and the credit facility should be sufficient to meet the Company’s short-term and long-term operating and capital requirements. The Company has not yet borrowed any funds under its line of credit and the timing of future borrowings will depend on the timing of inventory purchases and capital expenditures. The Company anticipates using the line of credit at some time in the next twelve months, as it continues its capital investments and has seasonal inventory changes related to hop purchases and other timing issues on certain payments. The Company expects to end 2009 with no borrowings under its line of credit or incur any other debt.

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

The Company uses certain Noble hops grown in Germany and certain English hops, for which it enters into purchase commitments to ensure adequate numbers of farmers in its preferred growing regions are planting and maintaining the proper quality hop vines. The Company manages hop inventory and contract levels as necessary to attempt to ensure that it has access to the best hops each year. The current inventory levels remain lower than would be normally preferred due to the under delivery of 2007 contracts, but the Company currently believes the current inventory and expected hop deliveries in 2009 to be adequate to meet 2009 brewing requirements, and the Company has added contracts to protect itself in future years. The Company’s ability to meet future years brewing demand will be dependent on good hop crops and full delivery against the Company’s hop contracts in the future. Actual hops usage and needs may differ materially from management’s estimates.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. Although the Company believes that the carrying value of its long-lived assets was realizable as of December 27, 2008, future events could cause the Company to conclude otherwise.

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

Distributor Promotional Discount Allowance

The Company enters into promotional discount programs with its various distributors for certain periods of time. The agreed-upon discount rates are applied to certain distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount accrual requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual promotional discounts owed and paid could differ from the estimated accrual.

Stale Beer Accrual

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. The Company credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company establishes an accrual based upon both historical returns activities, which is applied to an estimated lag time for receipt of product, and the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual.

Deposits

The Company collects a deposit when certain containers are shipped. This deposit is refunded to the distributors upon return of the containers to the Company. An estimate of deposit liability, which is included in current liabilities, is based on historical information and this computation requires that management make certain estimates and assumptions that affect the reported amounts in the financial statements in the reporting period. Actual deposit redemptions could differ from the estimates used to compute the allowance for deposits.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model for grants issued prior to the adoption of SFAS No. 123R on January 1, 2006. For grants issued on or after January 1, 2006, the Company uses the lattice model, such as the binomial option-pricing model, with the exception of the 2008 stock option grant to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Both the Black-Scholes and lattice models require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate and expected exercise behavior. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income.

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

Product Recall

Prior to announcing the voluntary product recall on April 7, 2008, the Company had not had a significant product recall. The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. Facts and circumstances related to any recall, including where the product affected by the recall is located (for example, with wholesale, retail and drinkers or in the Company’s inventory) and cost estimates for any fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs are considered when establishing reserves for product recall.

These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventories, net revenues, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating the quantity of recalled products not yet consumed, the allocation of recalled products sold to drinkers and the portion held at retail and wholesale, incentives to be earned by wholesalers for their effort to return the products, future freight rates, and the way in which drinkers might be compensated for their claims or affected products they hold.

During the year ended December 27, 2008, the Company recorded an estimated accrual for product returns of $13.2 million and an estimated accrual for recall-related costs of $6.3 million and wrote-off $3.2 million of affected inventory in connection with the recall announced in April 2008. The Company believes that its reserves for the product recalls at December 27, 2008 are adequate and appropriate. However, due to the degree of judgment involved in making such estimates, actual returns and costs may be different from the reserves. Consequently, the reserves for the product recall may not be sufficient to cover such losses.

Other Taxes

The Company is responsible for compliance with TTB regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

During the third quarter of 2007, the TTB performed a routine audit of the Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea® shipments and the Company received a notice of demand for additional excise taxes plus interest and penalties of approximately $8.5 million which the Company estimated to be its maximum possible exposure related to the issue. The TTB asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. Based on the Company’s analysis, it believed that most of its Twisted Tea® shipments were in compliance with applicable regulations. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. During the first quarter of 2009, the Company and the TTB reached a final settlement and no additional funds are due related to this matter.

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

The current financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions has resulted in a significant tightening of the credit markets, a low level of liquidity in financial markets, reduced corporate profits and capital spending and decreased consumer confidence. These conditions make it difficult for the Company, its vendors and its customers to accurately forecast and plan future business activities and have caused, and may continue to cause, the Company’s customers to reduce their spending on the Company’s products. The Company cannot predict the duration of the global economic crisis or the timing or strength of a subsequent economic recovery. If the economy or the markets in which the Company operates experience continued weakness at current levels or deteriorate further, the Company’s business, financial condition and results of operations would be adversely affected.

In 2009, the Company will continue to aggressively manage the balance between investing and capturing growth opportunities with the need for cost reduction actions beyond those already implemented. The current economic uncertainty makes it extremely difficult to presently predict this balance as the Company continually adjusts to the challenging business environment.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewing Capacity

Historically, the Company has pursued a strategy of combining brewery ownership with brewing at breweries owned by others. The brewing arrangements with breweries owned by others have historically allowed the Company to utilize their excess capacity, providing the Company flexibility as well as quality and cost advantages over its competitors. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition on June 2, 2008 of substantially all of the assets of the Pennsylvania Brewery from Diageo. From 2007 to 2008, core product volume brewed at Company-owned breweries increased from approximately 35% to approximately 52%. After completion of capital improvements, the Company expects the Pennsylvania Brewery to have an annual brewing capacity of approximately 1.4 million barrels and the Company expects to brew a significantly higher percentage of core products in 2009 at Company-owned breweries.

The other Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts, and the Company currently has brewing services arrangements with MillerCoors, High Falls Operating Company, LLC and City Brewing Company, LLC to produce its products at breweries in Eden, North Carolina, Rochester, New York, and Latrobe, Pennsylvania and La Crosse, Wisconsin, respectively. The Company carefully selects breweries owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing arrangements with breweries owned by others, the Company is charged a per unit rate for its products that are produced at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such disruption were to occur. Potential disruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures or operational shut downs. Also as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

In February, 2009, there was a change in ownership of the brewery in Rochester, New York. The new owners have indicated an interest in renegotiating the terms under which the Company’s products are brewed at the facility.

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors.

During 2008, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 27, 2008, which are denominated in Euros and British Pounds Sterling, was $44.3 million. This is higher than historical levels due to the Company’s forecasted growth and the addition of hop contracts for several years in reaction to the hops shortage experienced in 2007 and 2008. The Company has no forward exchange contracts in place as of December 27, 2008 and currently intends to purchase future hops using the exchange rate at the time of purchase. The contract agreements were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

The Company’s accounting policy for hop inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as well as aged hops as determined by the Company’s brewing department. The computation of the excess inventory required management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

Contractual Obligations

The following table presents contractual obligations as of December 27, 2008:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
	(In thousands)

Advertising commitments	$13,005	$12,053	$952	$—	$—
Hops purchase commitments	44,323	13,108	14,526	13,429	3,260
Operating leases	7,524	851	1,879	2,034	2,760
Pennsylvania Brewery capital expenditures	4,763	4,763	—	—	—

Other	5,072	4,061	631	380	—

Total contractual obligations	$74,687	$34,836	$17,988	$15,843	$6,020

The Company’s outstanding purchase commitments related to advertising contracts of approximately $13.0 million at December 27, 2008 reflect amounts that are non-cancelable.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2015, specify both the quantities and prices, denominated in Euros and British Pounds Sterling, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rates as of December 27, 2008. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in Euros or British

Pounds Sterling using the exchange rate at the time of purchase. Payments made during 2008 to purchase hops under contracts amounted to $9.3 million.

In the normal course of business, the Company has entered into various agreements with brewing companies related to the production of its beers. Under these agreements, the Company is required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its product at the suppliers cost upon termination of these production arrangements. Also, in some cases the Company is obligated to meet annual volume requirements under its agreements with other breweries. During 2008, the Company did not meet existing minimum volume requirements in accordance with the production agreements at three brewery locations. The fees associated with not meeting minimum volume requirements under these agreements totaled approximately $2.3 million and have been recognized in the Company’s consolidated financial statements at December 27, 2008.

The Company’s arrangements with other brewing companies provide that the Company may be required to purchase fixed assets in support of brewery operations. As of December 27, 2008, there were no significant fixed asset purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or introduction of new products in the future may require the Company to purchase fixed assets to support the contract breweries’ operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and items that are recognized at fair value on a recurring basis on December 30, 2007, the first day of its 2008 fiscal year. The partial adoption of SFAS No. 157 related to financial assets and financial liabilities did not have an effect on the Company’s consolidated financial position, operations and cash flows for the fiscal year ended December 27, 2008.

As permitted by FSP No. 157-2, the Company will not apply the provisions of SFAS No. 157 to the following items until 2009: property, plant and equipment and goodwill. The Company is in the process of evaluating the impact of the deferred provisions of SFAS No. 157 on its 2009 consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 30, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company adopted the measurement provision of SFAS No. 158 for its fiscal year ended December 27, 2008 which did not have a material effect on its 2008 consolidated financial position, operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141, Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations and an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statements disclosures, SFAS No. 141R will also change the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting of valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retrospective. The Company will evaluate the impact of SFAS 141R on its consolidated financial statements in the event future business combinations are contemplated.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 27, 2008.

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

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 27, 2008) or (ii) the applicable LIBOR rate (0.5% at December 27, 2008) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 27, 2008, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $4.3 million as of December 27, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 27, 2008 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, effective December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In addition, as discussed in Note L to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board No. 123R Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 6, 2009

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27,	December 29,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$9,074	$79,289
Short-term investments	—	16,200
Accounts receivable, net of allowance for doubtful accounts of $255 and $249 as of December 27, 2008 and December 29, 2007, respectively	18,057	17,972
Inventories	22,708	18,090
Prepaid expenses and other assets	16,281	4,252
Deferred income taxes	2,734	2,090

Total current assets	68,854	137,893
Property, plant and equipment, net	147,920	46,198
Other assets	1,606	12,487
Goodwill	1,377	1,377

Total assets	$219,757	$197,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,203	$17,708
Accrued expenses	46,854	42,449

Total current liabilities	67,057	60,157
Deferred income taxes	9,617	1,215
Other liabilities	3,055	2,995

Total liabilities	79,729	64,367
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,068,486 and 10,095,573 shares issued and outstanding as of December 27, 2008 and December 29, 2007, respectively	101	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	102,653	88,754
Accumulated other comprehensive loss, net of tax	(431)	(204)
Retained earnings	37,664	44,896

Total stockholders’ equity	140,028	133,588

Total liabilities and stockholders’ equity	$219,757	$197,955

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Revenue (net of product recall returns of $13,222 in fiscal 2008)	$436,332	$380,575	$315,250
Less excise taxes	37,932	38,928	29,819

Net revenue	398,400	341,647	285,431
Cost of goods sold (including costs associated with product recall of $9,473 in fiscal 2008)	214,513	152,288	121,155

Gross profit	183,887	189,359	164,276
Operating expenses:
Advertising, promotional and selling expenses	132,901	124,457	113,669
General and administrative expenses	34,988	24,574	22,657
Impairment of long-lived assets	1,936	3,443	—

Total operating expenses	169,825	152,474	136,326

Operating income	14,062	36,885	27,950
Other income, net:
Interest income	1,604	4,252	3,143
Other income, net	174	507	673

Total other income, net	1,778	4,759	3,816

Income before provision for income taxes	15,840	41,644	31,766
Provision for income taxes	7,752	19,153	13,574

Net income	$8,088	$22,491	$18,192

Net income per common share — basic	$0.58	$1.58	$1.31

Net income per common share — diluted	$0.56	$1.53	$1.27

Weighted-average number of common shares — basic	13,927	14,193	13,900

Weighted-average number of common shares — diluted	14,341	14,699	14,375

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006
(In thousands, continued on next page)

	Class A	Class A	Class B	Class B	Additional
	Common	Common	Common	Common	Paid-in
	Shares	Stock	Shares	Stock	Capital

Balance at December 31, 2005	9,814	$98	4,107	$41	$70,808
Net income
Stock options exercised, including tax benefit of $2,240	334	3			6,737
Net issuance of investment shares and restricted stock awards	43	1			215
Elimination of unearned compensation upon adoption of SFAS No. 123R					(353)
Stock-based compensation expense					2,751
Repurchase of Class A Common Stock	(199)	(2)
Defined benefit plans liability adjustment, net of tax of $3
Total fiscal 2006 comprehensive income

Balance at December 30, 2006	9,992	100	4,107	41	80,158
Net income
Stock options exercised, including tax benefit of $1,792	236	2			5,238
Net issuance of investment shares and restricted stock awards	51	1			300
Stock-based compensation expense					3,058
Repurchase of Class A Common Stock	(183)	(2)
Defined benefit plans liability adjustment, net of tax of $6
Total fiscal 2007 comprehensive income

Balance at December 29, 2007	10,096	101	4,107	41	88,754
Net income
Stock options exercised, including tax benefit of $3,926	349	4			9,196
Net issuance of investment shares and restricted stock awards, including tax benefit of $139	52	—			555
Stock-based compensation expense					4,148
Repurchase of Class A Common Stock	(429)	(4)
Defined benefit plans liability adjustment, net of tax of $155
Total fiscal 2008 comprehensive income

Balance at December 27, 2008	10,068	$101	4,107	$41	$102,653

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006
(In thousands, continued from last page)

		Accumulated
		Other		Total
	Unearned	Comprehensive	Retained	Stockholders’	Comprehensive
	Compensation	Loss, net of tax	Earnings	Equity	Income

Balance at December 31, 2005	$(353)	$(196)	$15,581	$85,979
Net income			18,192	18,192	$18,192
Stock options exercised, including tax benefit of $2,240				6,740
Net issuance of investment shares and restricted stock awards				216
Elimination of unearned compensation upon adoption of SFAS No. 123R	353			—
Stock-based compensation expense				2,751
Repurchase of Class A Common Stock			(5,286)	(5,288)
Defined benefit plans liability adjustment, net of tax of $3		(1)		(1)	(1)

Total fiscal 2006 comprehensive income					$18,191

Balance at December 30, 2006	—	(197)	28,487	108,589
Net income			22,491	22,491	$22,491
Stock options exercised, including tax benefit of $1,792				5,240
Net issuance of investment shares and restricted stock awards				301
Stock-based compensation expense				3,058
Repurchase of Class A Common Stock			(6,082)	(6,084)
Defined benefit plans liability adjustment, net of tax of $6		(7)		(7)	(7)

Total fiscal 2006 comprehensive income					$22,484

Balance at December 29, 2007	—	(204)	44,896	133,588
Net income			8,088	8,088	$8,088
Stock options exercised, including tax benefit of $3,926				9,200
Net issuance of investment shares and restricted stock awards, including tax benefit of $139				555
Stock-based compensation expense				4,148
Repurchase of Class A Common Stock			(15,320)	(15,324)
Defined benefit plans liability adjustment, net of tax of $155		(227)		(227)	(227)

Total fiscal 2008 comprehensive income					$7,861

Balance at December 27, 2008	—	$(431)	$37,664	$140,028

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Cash flows provided by operating activities:
Net income	$8,088	$22,491	$18,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,503	6,654	4,991
Impairment of long-lived assets	1,936	3,443	—
Loss (gain) on disposal of property, plant and equipment	119	161	(8)
Bad debt expense	57	34	107
Stock-based compensation expense	4,148	3,058	2,751
Excess tax benefit from stock-based compensation arrangements	(4,065)	(1,792)	(2,240)
Deferred income taxes	7,758	(1,702)	(731)
Purchases of trading securities	—	(47,520)	(36,577)
Proceeds from sale of trading securities	16,200	50,543	39,779
Changes in operating assets and liabilities:
Accounts receivable	(142)	(236)	(8,343)
Inventories	(4,618)	(1,056)	(3,385)
Prepaid expenses and other assets	(8,875)	963	(1,506)
Accounts payable	2,495	(234)	6,564
Accrued expenses	4,405	19,521	7,807
Other liabilities	(167)	(534)	1,576

Net cash provided by operating activities	39,842	53,794	28,977

Cash flows used in investing activities:
Purchases of property, plant and equipment	(59,539)	(25,607)	(9,056)
Proceeds from disposal of property, plant and equipment	11	5	42
Acquisition of brewery assets	(44,960)	(11,507)	—

Net cash used in investing activities	(104,488)	(37,109)	(9,014)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	(15,324)	(6,084)	(5,288)
Proceeds from exercise of stock options	5,274	3,448	4,500
Excess tax benefit from stock-based compensation arrangements	4,065	1,792	2,240
Net proceeds from sale of investment shares	416	301	216

Net cash provided by (used in) financing activities	(5,569)	(543)	1,668

Change in cash and cash equivalents	(70,215)	16,142	21,631
Cash and cash equivalents at beginning of year	79,289	63,147	41,516

Cash and cash equivalents at end of year	$9,074	$79,289	$63,147

Supplemental disclosure of cash flow information:
Income taxes paid	$8,837	$14,721	$10,632

Reclassification of deposits and costs related to brewery acquisition to property, plant and equipment	$11,507	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2008

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company”.

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2008, 2007, and 2006 consist of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of a single operating segment that produces and sells low alcohol beverages. The Company’s brands, which include Samuel Adams®, Sam Adams Light®, Twisted Tea® and HardCore®, are predominantly malt beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. The Company’s products are manufactured using similar production processes and have comparable alcohol content and constitute a single group of similar products.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 27, 2008 and December 29, 2007 included cash on-hand and money market instruments that are highly liquid investments.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions that participate in the U.S. Treasury’s Temporary Guarantee Program. This program protects market investment balances as of September 19, 2008 through April 30, 2009. As of December 27, 2008, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to independent beer distributors across the United States. Sales to foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 27, 2008 and December 29, 2007 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2008, 2007 and 2006.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable and accounts payable at December 27, 2008 and cash equivalents, short-term investments, accounts receivable and accounts payable at December 29, 2007. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or market. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments in the fiscal years 2008, 2007 and 2006.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Some of the Company’s equipment is used by other brewing companies to produce the Company’s products under brewing service arrangements (Note J). Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years
Machinery and plant equipment	3 to 15 years, or the term of the production agreement, whichever is shorter
Tankage	20 years
Office equipment and furniture	3 to 5 years
Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset
Building	15 to 20 years

Goodwill

Goodwill represents the excess of the purchase price of the Company-owned Cincinnati Brewery over the fair value of the net assets acquired upon the completion of the acquisition in November 2000 and relates to the Company’s single operating unit. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its single reporting unit at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 27, 2008 and December 29, 2007.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 27, 2008.

Deposits

The Company collects a deposit when certain containers are shipped. This deposit is refunded to the distributors upon return of the containers to the Company. An estimate of deposit liability, which is included in current liabilities, is based on historical information and this computation requires that management make certain estimates and assumptions that affect the reported amounts in the financial statements in the reporting period. Actual deposit redemptions could differ from the estimates used to compute the allowance for deposits.

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

Distributor Promotional Discount Allowance

The Company enters into promotional discount programs with its various distributors for certain periods of time. The agreed-upon discount rates are applied to certain distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount accrual requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual promotional discounts owed and paid could differ from the estimated accrual.

Stale Beer Accrual

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. The Company credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company establishes an accrual based upon both historical returns activities, which is applied to an estimated lag time for receipt of product, and the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual.

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax bases of the Company’s assets and liabilities and carryforwards, such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

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

Other Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments. The Company is subject to periodic compliance audits by the TTB. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $30.3 million, $25.5 million and $22.2 million in fiscal years 2008, 2007 and 2006, respectively.

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

The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and marketing activities used in the promotion of the Company’s products. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The Company has sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, the following: point-of-sale merchandise placement, product displays and promotional programs at retail locations. The costs incurred for these sales incentive arrangements and advertising and promotional programs are included in advertising, promotional and selling expenses during the period in which they are incurred. Total advertising and sales promotional expenditures of $63.7 million, $64.2 million and $58.5 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2008, 2007 and 2006, respectively. Of these amounts, $5.5 million, $5.4 million and $5.6 million related to sales incentives, samples and other promotional discounts and $29.5 million, $29.5 million and $28.8 million related to advertising costs for fiscal years 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards according to SFAS No. 123 (revised) (“SFAS No. 123R”), Share-Based Payment, which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures.

As permitted by SFAS No. 123R, the Company elected to use the modified-prospective application as its transition method, under which SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the statement’s effective date of January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of SFAS No. 123R under the modified-prospective transition method.

For stock options granted prior to the adoption of SFAS No. 123R on January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006, with the exception of the 2008 stock option grant to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. See Note L for further discussion of the application of the option-pricing models.

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

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform to current presentation.

Product Recall

Prior to announcing the voluntary product recall on April 7, 2008, the Company had not had a significant product recall. The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. Facts and circumstances related to any recall, including

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where the product affected by the recall is located (for example, with wholesale, retail and drinkers or in the Company’s inventory) and cost estimates for any fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs are considered when establishing reserves for product recall. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventories, net revenues, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating the quantity of recalled products not yet consumed, the allocation of recalled products sold to drinkers and the portion held at retail and wholesale, incentives to be earned by wholesalers for their effort to return the products, future freight rates, and the way in which drinkers might be compensated for their claims or affected products they hold.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and items that are recognized at fair value on a recurring basis on December 30, 2007, the first day of its 2008 fiscal year. The partial adoption of SFAS No. 157 related to financial assets and financial liabilities did not have an effect on the Company’s consolidated financial position, operations and cash flows for the fiscal year ended December 27, 2008.

As permitted by FSP No. 157-2, the Company will not apply the provisions of SFAS No. 157 to the following items until 2009: property, plant and equipment and goodwill. The Company is in the process of evaluating the impact of the deferred provisions of SFAS No. 157 on its 2009 consolidated financial position, operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 30, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company adopted the measurement provision of SFAS No. 158 for its fiscal year ended December 27, 2008 which did not have a material effect on its 2008 consolidated financial position, operations and cash flows.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141, Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations and an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statements disclosures, SFAS No. 141R will also change the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting of valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retrospective. The Company will evaluate the impact of SFAS 141R on its consolidated financial statements in the event future business combinations are contemplated.

C.	Short-Term Investments

There were no realized gains or losses on short-term investments recorded during fiscal years 2008, 2007 and 2006. In January 2008, the Company liquidated all of its short-term investments, which resulted in no gains or losses.

D.	Inventories

Inventories consisted of the following:

	December 27, 2008	December 29, 2007
	(In thousands)

Raw materials	$14,965	$11,229
Work in process	4,520	4,116
Finished goods	3,223	2,745

	$22,708	$18,090

E.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 27, 2008	December 29, 2007
	(In thousands)

Prepaid expenses	$1,767	$1,988
Income taxes receivable	13,037	2,100
Other assets	1,477	164

	$16,281	$4,252

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 27, 2008	December 29, 2007
	(In thousands)

Kegs	$47,621	$37,050
Machinery and plant equipment	86,017	38,377
Tankage	20,466	—
Office equipment and furniture	9,697	9,133
Leasehold improvements	3,630	3,571
Land	25,146	7,421
Building	19,575	5,298

	212,152	100,850
Less accumulated depreciation	64,232	54,652

	$147,920	$46,198

The Company recorded depreciation expense related to these assets of $12.2 million, $6.5 million and $4.8 million in fiscal years 2008, 2007 and 2006, respectively.

As part of its strategy of combining brewery ownership with production arrangements at breweries owned by third parties, on June 2, 2008, the Company completed the acquisition of substantially all of the assets of a brewery located in Breinigsville in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) from Diageo North America, Inc. (“Diageo”) in exchange for cash. The Company intends to brew a significant portion of its products at the Pennsylvania Brewery. The aggregate purchase price for the acquisition of assets was $56.5 million, which includes $54.6 million in purchase price and $1.9 million in transaction costs, and represents property, plant and equipment. In June 2008, the Company reclassified $11.5 million representing previously made deposits to Diageo and transaction costs from other assets to property, plant and equipment, net, in the accompanying consolidated balance sheet.

In 2007, the Company purchased land in Freetown, Massachusetts for approximately $6.0 million as protection against the possibility that the results of the due diligence on the Pennsylvania Brewery might prove unsatisfactory. In February 2008, after concluding that it would proceed with the Pennsylvania Brewery purchase, the Company placed the land in Freetown, Massachusetts on the market. As of December 27, 2008, the Freetown land is included in property, plant and equipment at its original cost and deemed held and used. The Company continues to actively market the land and has determined that the fair market value of the land exceeds its carrying amount at cost.

Impairment of Long-lived Assets

During the fourth quarter of 2008, the Company incurred a $1.9 million impairment charge related to machinery and equipment held at a third-party brewery. The impairment was a result of the Company stopping brewing at a third-party brewery where the Company owned machinery and equipment, as brewing was transferred to the Pennsylvania Brewery. In performing the evaluation of its long-lived assets held at the-third party brewery as of December 27, 2008, the Company concluded that there was too much uncertainty about assigning a probability as to the eventual timing of cash flows related to these assets, and therefore, recorded an impairment charge in the amount of $1.9 million.

During the second quarter of 2007, the Company incurred an impairment charge of $3.4 million related to capitalized costs for the Freetown, Massachusetts brewery project. The Company concluded that the likelihood of this project significantly diminished as the Company’s negotiations with Diageo progressed and ultimately

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

culminated in the completion of the Contract of Sale for the brewery owned by Diageo in Lehigh Valley, Pennsylvania.

G.	Accrued Expenses

Accrued expenses consisted of the following:

	December 27, 2008	December 29, 2007
	(In thousands)

Advertising, promotional and selling expenses	$4,372	$3,266
Accrued deposits	13,250	11,785
Deferred revenue	2,473	399
Employee wages, benefits and reimbursements	6,391	5,694
Accrued excise taxes (see Note J)	2,529	4,925
Income taxes (see Note I)	7,604	9,830
Other accrued liabilities	10,235	6,550

	$46,854	$42,449

H.	Long-term Debt and Line of Credit

The Company had a credit facility in place that provided for a $20.0 million revolving line of credit which was set to expire on March 31, 2008. On March 10, 2008, the credit facility was amended to increase the revolving line of credit to $50.0 million, to extend the expiration date to March 31, 2013 and to modify certain other terms of the credit agreement. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 27, 2008) or (ii) the applicable LIBOR rate (0.5% at December 27, 2008) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 27, 2008. There were no borrowings outstanding under the credit facility as of December 27, 2008 and December 29, 2007.

There are also certain restrictive covenants set forth in the credit agreement. Pursuant to the negative covenants, the Company has agreed that it will not: enter into any indebtedness or guarantees other than those specified by the lender, enter into any sale and leaseback transactions, merge, consolidate, or dispose of significant assets without the lender’s prior written consent, make or maintain any investments other than those permitted in the credit agreement, or enter into any transactions with affiliates outside of the ordinary course of business. In addition, the credit agreement requires the Company to obtain prior written consent from the lender on distributions on account of, or in repurchase, retirement or purchase of its capital stock or other equity interests with the exception of the following: (a) distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation (a subsidiary of The Boston Beer Company, Inc.), (b) repurchase from former employees of non-vested investment shares of Class A Common Stock, issued under the Employee Equity Incentive Plan, and (c) redemption of shares of Class A Common Stock as approved by the Board of Directors and payment of cash dividends to its holders of common stock. Borrowings under the credit facility may be used for working capital, capital expenditures and general

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate purposes of the Company and its subsidiaries. In the event of a default that has not been cured, the credit facility would terminate and any unpaid principal and accrued interest would become due and payable.

I.	Income Taxes

Significant components of the provision for income taxes are as follows:

	2008	2007	2006
	(In thousands)

Current:
Federal	$(2,220)	$17,420	$10,845
State	2,183	3,435	3,460

Total current	(37)	20,855	14,305

Deferred:
Federal	7,615	(1,560)	(714)
State	174	(142)	(17)

Total deferred	7,789	(1,702)	(731)

Total income tax provision	$7,752	$19,153	$13,574

The Company’s reconciliations to statutory rates are as follows:

	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.1	3.6	3.2
Non-deductible meals and entertainment	5.1	2.3	1.1
Non-deductible penalties	—	0.7	—
Tax-exempt income	(0.6)	(1.2)	(1.1)
Deduction relating to U.S. production activities	—	(2.3)	(0.9)
Change in income tax contingencies	7.6	6.4	4.7
Other	(4.3)	1.5	0.7

	48.9%	46.0%	42.7%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 27,	December 29,
	2008	2007
	(In thousands)

Deferred tax assets:
Accrued expenses	$2,936	$2,621
Stock-based compensation expense	3,133	2,067
Other	1,491	794

Total deferred tax assets	7,560	5,482

Deferred tax liabilities:
Property, plant and equipment	(13,224)	(3,729)
Prepaid expenses	(943)	(648)
Goodwill	(276)	(230)

Total deferred tax liabilities	(14,443)	(4,607)

Net deferred tax (liabilities) assets	$(6,883)	$875

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.9 million in 2008, $0.9 million in 2007 and $0.5 million in 2006. Accrued interest and penalties amounted to $1.6 million at December 27, 2008 and $1.0 million at December 29, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)

Balance at beginning of year	$6,604	$4,423
Increases related to current year tax positions	823	1,873
(Decreases) increases related to prior year tax positions	(265)	1,309
Decreases related to settlements	(1,686)	(769)
Decreases related to statute expiration	(8)	(232)

Balance at end of year	$5,468	$6,604

Included in the balance of unrecognized tax benefits at December 27, 2008 are potential benefits of $3.6 million that would favorably impact the effective tax rate if recognized. Upon settlement, the Company could recognize up to $1.0 million of additional unrecognized tax benefit through additional paid-in capital due to the effect of equity transactions. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

In October 2006, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 and 2005 consolidated corporate income tax returns. At December 29, 2007, the examination was in progress. Concurrent with the IRS examination, the Company reviewed its judgments related to certain tax positions taken on the Company’s consolidated federal and state income tax returns relating to deductibility of meals and entertainment expenses and certain other business expenses. As a result, the Company increased its

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits by $1.3 million as a change in estimate in 2007. In March 2008, in connection with the completion of the IRS examination, the Company made a payment of $0.8 million. In August 2008, the IRS commenced an examination of the Company’s 2006 consolidated corporate income tax returns. In 2008, in connection with the completion of the 2006 IRS examination, the Company made a payment of $0.4 million. The completion of the IRS examinations of the Company’s 2004, 2005 and 2006 consolidated corporate income tax returns in 2008 resulted in a reduction of unrecognized tax benefits of $1.3 million.

In August 2007, the Company entered into a settlement agreement with the Massachusetts Department of Revenue (“Mass DOR”) regarding certain apportionment issues related to the 2002 and 2003 tax years, which resulted in a reduction of unrecognized tax benefits by $0.8 million. In August 2008, the Mass DOR commenced an examination of the Company’s 2004, 2005 and 2006 consolidated corporate income tax returns. At December 27, 2008, the examination was in progress.

In 2007 and 2008, the Company was audited by various other states and the completion of those audits in 2008 resulted in a reduction of unrecognized tax benefits of $0.4 million. At December 27, 2008, there is one state examination in addition to the Massachusetts audit in process.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease significantly in 2009 due to the commencement or completion of certain state income tax audits. However, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

J.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $13.0 million at December 27, 2008, most of which are expected to be incurred in fiscal 2009. The Company had various other non-cancelable purchase commitments at December 27, 2008, which amounted to $9.8 million.

The Company uses specific hops for its beer. These hops include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter and are harvested in several specific regions in Germany. To a lesser extent, the Company uses traditional English hops from England. The Company has entered into contracts for the supply of a substantial portion of its normal hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. Purchases under these hops contracts were approximately $9.3 million, $5.3 million and $3.2 million for fiscal years 2008, 2007 and 2006, respectively. As of December 27, 2008, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

(In thousands)

2009	$13,108
2010	9,120
2011	5,406
2012	7,375
2013	6,054
Thereafter	3,260

$44,323

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the normal course of business, the Company enters into various production arrangements with other brewing companies. During 2008, approximately 52% of the Company’s core products were brewed by its wholly-owned subsidiaries, Samuel Adams Brewery Company, Ltd., at the Cincinnati Brewery, and Samuel Adams Pennsylvania Brewery Company, at the Pennsylvania Brewery. The remainder of the Company’s products is brewed under brewing service arrangements with other brewing companies. Under the brewing service arrangements with other brewing companies, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is also required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its products at supplier’s cost upon termination of these production arrangements. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. During 2008, the Company did not meet existing minimum volume requirements at three brewery locations. For these breweries, the fees associated with not meeting minimum volume requirements totaled approximately $2.3 million and have been recognized in the Company’s consolidated financial statements at December 27, 2008. In 2009, the Company has minimum production commitments of approximately $850,000 in aggregate with other brewing companies which are expected to be achieved.

The Company’s arrangements with other brewing companies require it to periodically purchase fixed assets in support of brewery operations. As of December 27, 2008, there were no significant fixed asset purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or introduction of new products in the future may require the Company to purchase fixed assets to support the contract breweries’ operations.

On November 2, 2007, the Company entered into a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) that calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati Brewery and Pennsylvania Brewery, beginning January 1, 2009. The agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Based on the agreement, the Company has minimum and maximum purchase commitments based on provided production estimates which are expected to be fulfilled within the provided range.

Lease Commitments

The Company has various operating lease agreements in place for facilities and equipment as of December 27, 2008. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2019. Aggregate rent expense was $1.3 million, $0.8 million and $1.4 million in fiscal years 2008, 2007 and 2006, respectively.

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)

2009	$851
2010	924
2011	955
2012	1,023
2013	1,011
Thereafter	2,760

$7,524

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Excise Tax Liability

During the third quarter of 2007, the TTB performed a routine audit of the Company’s Cincinnati Brewery and other breweries where some of the Company’s products are produced (the “TTB Audit”). In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea® shipments and issued a notice of demand to the Company for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. The Company disputed this assessment and, based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. In the third quarter of 2008, the Company made an offer of settlement and paid the TTB the sum of $3.7 million. In the first quarter of 2009, the Company and the TTB reached a final settlement and no additional funds are due.

Packaging Services Agreement

In connection with the Company’s acquisition of the Pennsylvania Brewery, Diageo and the Company entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company agreed to blend and package the Diageo products that were being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement commenced on June 2, 2008, the date on which the Company purchased the Pennsylvania Brewery, and called for a term of approximately two years, subject to certain early termination rights. Similar to contracts that the Company has historically entered into to meet its supply needs, the agreement provides for guaranteed service capacity and production service for producing Diageo products which includes labor, machinery and warehouse space; however, there are no minimum volume guarantees by Diageo and the capacity commitment by the Company will decline over the term of the agreement.

On November 19, 2008, the Company received notice from Diageo that it will be terminating the Packaging Service Agreement, as amended. The termination is effective at the conclusion of the second phase of the Packaging Services Agreement on May 2, 2009. No early termination penalties will apply.

During fiscal 2008, the Company recorded $7.8 million in revenue based upon units produced. The Company has $2.1 million in deferred revenue related to advance payments under the Packaging Services Agreement.

Litigation

The Company is considering pursuing a claim against the manufacturer of the glass bottles that were subject to a product recall in 2008. While the Company is not aware of any basis for a claim or counter-claim against it by the manufacturer in connection with this matter, such a possibility exists. In such event, there is the risk that the recovery by the manufacturer on its claims could exceed the Company’s recovery on its claims. In addition, when formal proceedings are initiated, substantial legal and related costs are possible, which, if not recovered, could have a materially adverse impact on the Company’s financial results. At this time, since no formal claim has been made, it is not possible to assess the risk of a successful counter-claim or the probable cost of such litigation.

The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations. In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	Product Recall

On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant of the supplier that supplied bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles during the first quarter of 2008.

Through the twelve months ended December 27, 2008, the Company recorded an estimated accrual for product returns of $13.2 million, net of estimated excise tax credits of $1.1 million, and an estimated accrual for recall-related costs of $6.3 million, and wrote-off $3.2 million of affected inventory. The estimated returns have been recorded as a reduction of revenue and the costs of the recall and the inventory write-off have been included in cost of goods sold, since substantially all of the costs incurred are a direct result of the packaging defect. For the fiscal year ended December 27, 2008, the recorded recall charges resulted in a total reduction to operating income and income before income taxes of $22.7 million and a reduction to net income of $12.0 million.

The following table summarizes the Company’s reserves and reserve activities for the product recall for the twelve months ended December 27, 2008 (in thousands):

			Reserves at
	2008 Reserve	Reserves	December 27,
	Charges	Used	2008

Product returns	$14,314	$(14,291)	$23
Excise tax credit	(1,092)	131	(961)
Recall-related costs	6,249	(5,747)	502
Inventory reserves	3,224	(727)	2,497

	$22,695	$(20,634)	$2,061

The provision for returns is based on an estimate of 790,000 affected cases of the Company’s products at retail and wholesale, and sale prices of relevant products. Such estimates are based on actual returns and information of remaining cases to be returned provided by distributors that are available to the Company as of December 27, 2008. The recall-related costs primarily include fees and incentives to wholesalers for their effort to return the products, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs. These costs are calculated based upon the estimated number of affected bottles, the Company’s historical costs for various activities such as freight, destruction and warehousing, agreed upon incentives with retailers and wholesalers and costs incurred to date. The Company has completed the process of collecting cases of suspected product. The Company expects to complete payment of the remaining direct costs related to the recall within the next three months.

L.	Common Stock

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

All distributions with respect to the Company’s capital stock are restricted by the Company’s credit agreement, as amended on March 10, 2008, with the exception of distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation, repurchase from former employees of non-vested investment shares of Class A Common Stock issued under the Company’s equity incentive plan, redemption of certain shares of Class A Common Stock as approved by the Board of Directors and payment of cash dividends to its holders of common stock.

Employee Stock Compensation Plan

The Company’s Employee Equity Incentive Plan (the “Equity Plan”) currently provides for the grant of discretionary options and restricted stock awards to employees, and provides for shares to be sold to employees of the Company at a discounted purchase price under its investment share program. The Equity Plan is administered by the Board of Directors of the Company, based on recommendations received from the Compensation Committee of the Board of Directors. The Compensation Committee consists of three independent directors. In determining the quantities and types of awards for grant, the Compensation Committee periodically reviews the objectives of the Company’s compensation system and takes into account the position and responsibilities of the employee being considered, the nature and value to the Company of his or her service and accomplishments, his or her present and potential contributions to the success of the Company, the value of the type of awards to the employee and such other factors as the Compensation Committee deems relevant.

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2008, 2007 and 2006, the Company granted options to purchase 839,364, 336,100 and 94,000 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. The 2008 option grants consist of a service-based option to purchase 753,864 shares that vest at the end of a ten-year period and an aggregate of 85,500 performance-based options. The 2007 option grants consist of a service-based option to purchase 180,000 shares that vest at the end of a six-year period and an aggregate of 156,100 performance-based options. All 2006 option grants are performance-based options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2008, 2007 and 2006, the Company granted 35,713, 40,013 and 32,079 shares, respectively, of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years. During fiscal 2007, the Company granted an additional 3,195 shares of performance-based restricted stock awards to certain key employees that did not vest as performance targets were not attained and were cancelled in fiscal 2008.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2008, 2007 and 2006, employees elected to purchase an aggregate of 19,057, 15,320 and 19,577 investment shares, respectively.

The Company has reserved 5.2 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.4 million shares were available for grant as of December 27, 2008. Shares reserved for issuance under canceled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2008, 2007 and 2006, the Company granted options to purchase an aggregate of 30,000, 33,000 and 31,000 shares, respectively, of the Company’s Class A Common Stock to non-employee directors.

The Company has reserved 0.4 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 32,500 shares were available for grant as of December 27, 2008. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	in Years	Value
				(In thousands)

Outstanding at December 29, 2007	1,693,443	$22.36
Granted	869,364	37.72
Forfeited	—	—
Expired	—	—
Exercised	(350,010)	14.93

Outstanding at December 27, 2008	2,212,797	$29.57	7.46	$8,096	∧

Exercisable at December 27, 2008	820,393	$19.42	4.94	$7,035	∧

Vested and expected to vest at December 27, 2008	1,802,630	$28.97	7.28	$7,450	∧

∧	Options totaling 1,288,704 shares, 75,660 shares and 962,756 shares were excluded from the calculation of aggregate intrinsic value for shares outstanding, exercisable and vested & expected to vest, as the shares were out-of-the-money as of December 27, 2008.

Of the total options outstanding at December 27, 2008, 626,140 shares were performance-based options.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.7 million related to this option in fiscal year 2008.

In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer that cliff-vest after completion of a six-year service period. Under the binomial option-pricing model, the weighted average fair value of the option is $19.39 per share, and the Company recorded stock-based compensation expense of $0.5 million and $0.2 million related to this stock option in fiscal year 2008 and 2007, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income, since the adoption of SFAS No. 123R:

	2008	2007	2006
	(In thousands)

Amounts included in advertising, promotional and selling expenses	$1,124	$1,164	$901
Amounts included in general and administrative expenses	3,024	1,894	1,850

Total stock-based compensation expense	$4,148	$3,058	$2,751

Amounts related to performance-based stock options included in total stock-based compensation expense	$1,123	$1,141	$1,205

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

For stock options granted prior to the adoption of SFAS No. 123R on January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by SFAS No. 123R, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2008, 2007 and 2006 was $13.84, $15.95 and $8.43 per share, respectively, as calculated using a binomial option-pricing model.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2008	2007	2006
	(Binomial Model)+	(Binomial Model)	(Binomial Model)

Expected volatility	33.0%	30.5%	31.6%
Risk-free interest rate	3.85%	4.79%	3.82%
Expected dividends	0%	0%	0%
Exercise factor	1.7 times	1.5 times	1.5 times
Discount for post-vesting restrictions	5.7%	6.0%	6.5%

+	Options to purchase 753,864 shares of the Company’s Class A Common Stock were granted to the Chief Executive Officer and accounted for as a market-based award utilizing the Monte Carlo Simulation pricing model.

Expected volatility is based on the Company’s historical realized volatility. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option when using the binomial. Expected dividend yield is 0% because the Company has not paid dividends in the past and currently has no known intention to do so in the future. Exercise factor and discount for post-vesting restrictions are based on the Company’s historical experience.

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

Under SFAS No. 123R, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vest on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures. For equity awards that do not vest on January 1st, the estimated forfeiture rate used was 10%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during 2008, 2007 and 2006 was $3.2 million, $1.7 million and $1.4 million, respectively. The aggregate intrinsic value of stock options exercised during 2008, 2007 and 2006 was $11.0 million, $5.1 million and $5.7 million, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on equity awards outstanding as of December 27, 2008, there were $10.3 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 3.1 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 27, 2008 that are expected to vest:

(In thousands)

2009	$2,434
2010	2,147
2011	1,876
2012	1,547
2013	1,064
Thereafter	1,223

Total	$10,291

In addition, as of December 27, 2008, there were $1.0 million of unrecognized compensation costs associated with the second tranche of the option to purchase 300,000 shares of the Company’s common stock granted to the Company’s Chief Executive Officer with vesting requirements based on the achievement of various performance targets in 2009. For various other stock options that vest based on performance, there were $0.1 million of unrecognized compensation costs as of December 27, 2008. Through December 27, 2008, no compensation expense was recognized for these performance-based stock options, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

		Weighted
	Number	Average
	of Shares	Fair Value

Non-vested at December 29, 2007	115,925	$22.51
Granted	54,770	29.46
Vested	(32,933)	18.72
Forfeited	(3,089)	26.19

Non-vested at December 27, 2008	134,673	$26.18

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

On February 13, 2008, the Board of Directors approved a $10.0 million increase to the aggregate expenditure limit for the repurchase of the Company’s Class A Common Stock, thereby increasing the limit from $110.0 million to $120.0 million. Through December 27, 2008, the Company has repurchased a total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $114.0 million as follows:

	Number of	Aggregate Purchase
	Shares	Price
		(In thousands)

Repurchased at December 31, 2005	7,650,229	$87,316
2006 repurchases	199,441	5,287

Repurchased at December 30, 2006	7,849,670	92,603
2007 repurchases	182,500	6,084

Repurchased at December 29, 2007	8,032,170	98,687
2008 repurchases	428,779	15,324

Repurchased at December 27, 2008	8,460,949	$114,011

M.	Employee Retirement Plans

The Company has two retirement plans covering substantially all non-union employees and five retirement plans covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by either Boston Beer Corporation or Samuel Adams Brewery Company, Ltd. All full-time, non-union employees of these entities over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution dollar for dollar up to $1,000 and, thereafter, 50% of the participant’s contribution up to 6% of the participant’s eligible annual compensation. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $0.9 million, $0.8 million, and $0.6 million in fiscal years 2008, 2007, and 2006, respectively.

In 2008, the Company established the Samuel Adams Pennsylvania Brewery Company 401(k) Plan (the “SAPB 401(k) Plan”) for all employees of Samuel Adams Pennsylvania Brewery Company (“SAPB”). All full-time employees of SAPB over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants in the SAPB 401(k) Plan may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. Under the SAPB 401(k) Plan, the Company matches 100% of the first 1% of a participant’s contribution and 50% of the participant’s next 5% of the participant’s eligible annual compensation. Pursuant to the terms of the Contract of Sale with Diageo, the Company recognized all service of those Diageo employees who were subsequently hired by the Company for eligibility and vesting. The Company’s contribution to the SAPB 401(k) Plan amounted to $0.1 million in 2008.

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

The Company’s defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees, was established by the Company in 1997 and is available to all union employees upon completion of one hour of full-time employment. Participants may make voluntary contributions up to 60% of their annual compensation to the Samuel Adams Brewery Company, Ltd. 401(k) Plan, subject to IRS limitations. Effective April 1, 2007, the Company makes a non-elective contribution for certain bargaining employees who are members of a specific union. Company contributions were insignificant. The Company also incurs insignificant administration costs for the plan.

The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded benefits. Pension expense and employer contributions for these multi-employer plans were not significant in the aggregate.

The Company-sponsored defined benefit pension plan, The Local Union #1199 Defined Benefit Pension Plan (the “Local 1199 Plan”), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $27,000, $0.2 million and $0.1 million to this plan in fiscal 2008, 2007 and 2006, respectively. At December 27, 2008 and December 29, 2007, the unfunded projected pension benefits were not material to the Company’s financial statements.

A comprehensive medical plan is offered to union employees who have voluntarily retired at the age of 65 or have become permanently disabled. Employees must have worked for the Company or the prior owners for at least 10 years at the Company’s Cincinnati Brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 6.0% at September 30, 2008 and 2007, and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits were not significant.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 30, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. As required, the Company adopted the measurement provision of SFAS No. 158 for its fiscal year ended December 27, 2008 which did not have a material effect on its 2008 consolidated financial position, operations and cash flows.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the Company’s principal defined benefit pension plan and post-retirement medical benefit plan are as follows:

	Pension Benefit Plan		Retiree Medical Plan
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(In thousands)

Fair value of plan assets at end of fiscal year	$829	$1,131	$—	$—
Benefit obligation at end of fiscal year	1,433	1,221	317	281

Funded Status	$(604)	$(90)	$(317)	$(281)

The Local 1199 Plan invests in a family of funds that are designed to minimize excessive short-term risk and focus on consistent, competitive long-term performance, consistent with the funds’ investment objectives. The fund-specific objectives vary and include maximizing long-term returns both before and after taxes, maximizing total return from capital appreciation plus income and funds that invest in common stock of companies that cover a broad range of industries.

The basis of the long-term rate of return assumption reflects the Local 1199 Plan’s current asset mix of approximately 40% debt securities and 60% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the plan’s historical returns as well as future long-range projections of investment returns for each asset category.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

	December 27,	December 29,
Asset Category	2008	2007

Equity securities	51%	45%
Debt securities	49	53
Other	—	2

Total	100%	100%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	2008	2007	2006
	(In thousands, except per share data)

Net income	$8,088	$22,491	$18,192

Weighted average shares of Class A Common Stock	9,820	10,086	9,793
Weighted average shares of Class B Common Stock	4,107	4,107	4,107

Shares used in net income per common share — basic	13,927	14,193	13,900
Effect of dilutive securities:
Stock options	390	481	460
Non-vested investment shares and restricted stock	24	25	15

Dilutive potential common shares	414	506	475

Shares used in net income per common share — diluted	14,341	14,699	14,375

Net income per common share — basic	$0.58	$1.58	$1.31

Net income per common share — diluted	$0.56	$1.53	$1.27

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $0.58, $1.58 and $1.31 for the fiscal years 2008, 2007 and 2006, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Options to purchase 1,063,000, 140,000 and 106,000 shares of Class A Common Stock were outstanding during fiscal 2008, 2007 and 2006, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 255,700, 200,000 and 120,000 of Class A Common Stock were outstanding during fiscal 2008, 2007 and 2006, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of December 27, 2008, December 29, 2007 and December 30, 2006.

O.	Accumulated Other Comprehensive Loss

Accumulated comprehensive loss represents amounts of unrecognized actuarial losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated comprehensive loss represent actuarial losses, net of tax effect, recognized as components of net periodic benefit costs.

P.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at			Balance
	Beginning of	Net Provision	Amounts Charged	at End of
Allowance for Doubtful Accounts	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2008	$249	57	(51)	$255
2007	215	34	—	249
2006	116	107	(8)	215

	Balance at			Balance at
	Beginning	Net Provision	Amounts Charged	End of
Inventory Obsolescence Reserve	of Period	(Recovery)	Against Reserves	Period
	(In thousands)

2008	$632	4,732	(1,986)	$3,378
2007	317	2,175	(1,860)	632
2006	463	1,522	(1,668)	317

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Stale Beer Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2008	$1,092	1,982	(1,605)	$1,469
2007	854	1,614	(1,376)	1,092
2006	845	1,755	(1,746)	854

Q.	Quarterly Results (Unaudited)

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

	For Quarters Ended
	(In thousands, except per share data)
	December 27,	September 27,	June 28,	March 29,	December 29,	September 29,	June 30,	March 31,
	2008(7)	2008(6)	2008(5)	2008(4)	2007(3)	2007(2)	2007(1)	2007
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Barrels sold	618	671	648	404	497	476	507	396
Net revenue	$103,777	$101,128	$117,372	$76,123	$92,187	$84,144	$92,868	$72,448

Gross profit	48,545	43,891	59,801	31,650	53,183	43,116	52,738	40,322

Operating income	5,986	519	14,919	(7,362)	14,229	3,593	10,545	8,518

Net income (loss)	$3,597	$(295)	$8,525	$(3,739)	$6,755	$3,177	$6,791	$5,768

Net income (loss) per share — basic	$0.26	$(0.02)	$0.61	$(0.27)	$0.48	$0.22	$0.48	$0.41

Net income (loss) per share — diluted	$0.25	$(0.02)	$0.60	$(0.27)	$0.46	$0.21	$0.46	$0.40

(1)	During the second quarter of 2007, the Company incurred an impairment charge of $3.4 million related to capitalized brewery costs.

(2)	During the third quarter of 2007, the Company recorded a $3.9 million provision for estimated contingent excise taxes related to a Federal Alcohol and Tobacco Tax and Trade Bureau audit.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	During the fourth quarter of 2007, the Company recorded a $2.2 million provision for income taxes as a result of the Company’s review of its judgments concerning certain income tax deductions in connection with an income tax audit. Also during the fourth quarter of 2007, the Company recorded a $0.9 million gain, representing insurance reimbursement of prior period legal costs incurred by the Company.

(4)	During the first quarter of 2008, the Company recorded a $15.0 million provision for costs as a result of the product recall announced on April 7, 2008. The Company reversed 40,000 barrels in shipments of recalled product.

(5)	During the second quarter of 2008, the Company recorded $5.6 million in additional costs related to the product recall. The Company reversed an additional 13,000 barrels in shipments of recalled product.

(6)	During the third quarter of 2008, the Company recorded $2.3 million in accrued full-year shortfall fees that resulted from brewing less than required minimum volumes at our contract breweries, as well as $2.2 million in additional costs related to the product recall. The Company reversed an additional 5,000 barrels in shipments of recalled product.

(7)	During the fourth quarter of 2008, the Company incurred an impairment charge of $1.9 million related to brewery machinery and equipment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment the Company believes that, as of December 27, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of the Boston Beer Company, Inc.

We have audited The Boston Beer Company Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Boston Beer Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Boston Beer Company, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008, and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 6, 2009

(c)	Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2009 Annual Meeting to be held on June 2, 2009.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2009 Annual Meeting to be held on June 2, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2009 Annual Meeting to be held on June 2, 2009.

Related Stockholder Matters

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	2,212,797	$29.57	457,620
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	2,212,797	$29.57	457,620

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2009 Annual Meeting to be held on June 2, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2009 Annual Meeting to be held on June 2, 2009.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).
10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

Exhibit No.		Title

10.3		Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.4		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).
10.5		Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).
10.6		Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
10.7		Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).
10.8		Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
+10	.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).
+10	.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).
+10	.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).
10.12		Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).
+10	.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).
+10	.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).
10.15		Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).
+10	.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).
10.17		Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).
10.18		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).
10.19		1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

Exhibit No.		Title

+10	.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
10.23		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).
+10	.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).
+10	.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
10.27		Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).
+10	.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
10.31		Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
+10	.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.34		Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.35		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).
+10	.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10	.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10	.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

Exhibit No.		Title

+10	.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.41		Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10	.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).
+10	.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
10.44		Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Fleet National Bank and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).
10.45		Amended and Restated 1996 Stock Option Plan for Non-Employee Directors effective October 19, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 7, 2004).
+10	.46	Third Amended and Restated Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of December 1, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2005).
+10	.47	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).
10.48		Form of Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).
10.49		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997 and December 19, 2005, effective as of January 1, 2006 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on December 23, 2005).
+10	.50	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).
+10	.51	Purchase and Sale Agreement between Campanelli Freetown Land, LLC and Boston Beer Corporation dated August 10, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.52		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, and December 19, 2006, effective as of January 1, 2007 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on January 26, 2007).
+10	.53	Separation Agreement and General Release between Jeffrey D. White and The Boston Beer Company, Inc., effective February 12, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).
10.54		Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).
+10	.55	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

Exhibit No.		Title

10.56		Addendum to Production Agreement between Miller Brewing Company and Boston Beer Corporation effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.57	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.58	Contract of Sale dated August 1, 2007 between Diageo North America, Inc. and Boston Beer Corporation, including the Packaging Services Agreement of even date attached thereto as Exhibit H (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2007).
+10	.59	Alternation Agreement between Boston Beer Corporation and Miller Brewing Company dated October 23, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
+10	.60	Glass Bottle Supply Agreement between Boston Beer Corporation and Anchor Glass Container Corporation dated November 2, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
+10	.61	Amendment to Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective December 13, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
10.62		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, and December 21, 2007, effective as of January 1, 2007 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on December 28, 2007).
10.63		Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
10.64		Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
*11	.1	The information required by exhibit 11 has been included in Note N of the notes to the consolidated financial statements.
14.1		Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2003).
14.2		Restated Code of Business Conduct and Ethics adopted by the Board of Directors on July 31, 2007, effective August 1, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
*21	.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 27, 2008.
*23	.1	Consent of independent registered public accounting firm.
*31	.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2009.

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