Form 10-Q
period 2009-03-28
BOSTON BEER CO INC
filed 2009-05-06
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐      No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2009:

Class A Common Stock, $.01 par value	10,150,562
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
MARCH 28, 2009

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 28,	December 27,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,145	$9,074
Short-term investments	—	—
Accounts receivable, net of allowance for doubtful accounts of $284 and $255 as of March 28, 2009 and December 27, 2008, respectively	16,958	18,057
Inventories	27,429	22,708
Prepaid expenses and other assets	14,090	16,281
Deferred income taxes	2,734	2,734

Total current assets	65,356	68,854
Property, plant and equipment, net	148,384	147,920
Other assets	1,569	1,606
Goodwill	1,377	1,377

Total assets	$216,686	$219,757

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,336	$20,203
Accrued expenses	39,242	46,854

Total current liabilities	61,578	67,057
Deferred income taxes	9,617	9,617
Other liabilities	2,893	3,055

Total liabilities	74,088	79,729
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,150,762 and 10,068,486 shares issued and outstanding as of March 28, 2009 and December 27, 2008, respectively	102	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	103,856	102,653
Accumulated other comprehensive loss, net of tax	(431)	(431)
Retained earnings	39,030	37,664

Total stockholders’ equity	142,598	140,028

Total liabilities and stockholders’ equity	$216,686	$219,757

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 28,	March 29,
	2009	2008
Revenue (net of product recall returns of $9,080 in 2008)	$88,331	$84,278
Less excise taxes	7,258	8,155

Net revenue	81,073	76,123
Cost of goods sold (including (recovery) costs associated with product recall of $(48) and $5,931 in 2009 and 2008, respectively)	43,028	44,473

Gross profit	38,045	31,650
Operating expenses:
Advertising, promotional and selling expenses	25,893	31,501
General and administrative expenses	9,360	7,511

Total operating expenses	35,253	39,012

Operating income (loss)	2,792	(7,362)
Other (expense) income, net:
Interest income	15	760
Other (expense) income, net	(21)	110

Total other (expense) income, net	(6)	870

Income (loss) before income taxes	2,786	(6,492)
Income taxes provision (benefit)	1,420	(2,753)

Net income (loss)	$1,366	$(3,739)

Net income (loss) per common share — basic	$0.10	$(0.27)

Net income (loss) per common share — diluted	$0.10	$(0.27)

Weighted-average number of common shares — basic	14,078	13,853

Weighted-average number of common shares — diluted	14,305	13,853

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 28,	March 29,
	2009	2008
Cash flows provided by operating activities:
Net income (loss)	$1,366	$(3,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,197	1,979
Impairments of long-lived assets	553	—
Bad debt expense	37	106
Stock-based compensation expense	696	893
Excess tax deficit (benefit) from stock-based compensation arrangements	33	(1,426)
Proceeds from sale of trading securities	—	16,200
Changes in operating assets and liabilities:
Accounts receivable	1,062	(2,298)
Inventories	(4,721)	(6,844)
Prepaid expenses and other assets	2,575	(892)
Accounts payable	2,133	(596)
Accrued expenses	(7,645)	6,780
Other liabilities	(162)	(147)

Net cash provided by operating activities	124	10,016

Cash flows used in investing activities:
Purchases of property, plant and equipment	(5,177)	(6,271)
Acquisition of brewery assets	—	(47)

Net cash used in investing activities	(5,177)	(6,318)

Cash flows provided by (used in) financing activities:
Repurchase of Class A common stock	—	(15,324)
Proceeds from exercise of stock options	43	1,961
Excess tax (deficit) benefit from stock-based compensation arrangements	(33)	1,426
Net proceeds from sale of investment shares	114	112

Net cash provided by (used in) financing activities	124	(11,825)

Change in cash and cash equivalents	(4,929)	(8,127)

Cash and cash equivalents at beginning of period	9,074	79,289

Cash and cash equivalents at end of period	$4,145	$71,162

Supplemental disclosure of cash flow information:
Income taxes paid	$19	$3,177

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of March 28, 2009 and the statements of consolidated operations and consolidated cash flows for the interim periods ended March 28, 2009 and March 29, 2008 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of March 28, 2009 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 28, 2009 and March 29, 2008, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B. Short-Term Investments
In January 2008, the Company liquidated all of its short-term investments, which resulted in no gains or losses. There were no realized gains or losses on short-term investments recorded during fiscal year 2008.
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

	March 28,	December 27,
	2009	2008
	(in thousands)
Raw materials	$18,078	$14,965
Work in process	3,495	4,520
Finished goods	5,856	3,223

	$27,429	$22,708

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 28,	March 29,
	2009	2008
	(in thousands, except per share
	data)
Net income (loss)	$1,366	$(3,739)

Weighted average shares of Class A Common Stock	9,971	9,746
Weighted average shares of Class B Common Stock	4,107	4,107

Shares used in net income (loss) per common share — basic	14,078	13,853
Effect of dilutive securities:
Stock options	219	—
Non-vested investment shares and restricted stock	8	—

Dilutive potential common shares	227	—

Shares used in net income (loss) per common share — diluted	14,305	13,853

Net income (loss) per common share — basic	$0.10	$(0.27)

Net income (loss) per common share — diluted	$0.10	$(0.27)

Basic net income (loss) per common share for each share of Class A Common Stock and Class B Common Stock is $0.10 and $(0.27) for the three months ended March 28, 2009 and March 29, 2008, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three months ended March 28, 2009, the Company had 1.4 million dilutive potential common shares, which were not included in the computation of net loss per diluted share because these shares would be antidilutive.
E. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended March 28, 2009 and March 29, 2008 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $12.1 million at March 28, 2009.
The Company has entered into contracts for the normal supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at March 28, 2009 totaled $39.1 million, based on the exchange rates on that date.
The Company had outstanding non-cancelable purchase commitments related to capital expenditures for its Lehigh Valley, Pennsylvania brewery (the “Pennsylvania Brewery”) of $4.4 million as of March 28, 2009.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the normal course of business, the Company enters into various production arrangements with other brewing companies. Under the brewing service arrangements with other brewing companies, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is also required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its products at supplier’s cost, upon termination of these production arrangements. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. In 2009, the Company has minimum production commitments of approximately $850,000 in aggregate with other brewing companies.
The Company has been informed that ownership of the Rochester, New York brewery changed in February 2009 and that the new owners would not assume the Company’s existing contract for production at the brewery. The new owners have indicated a willingness to negotiate a new production arrangement, but only on terms less favorable to the Company. Brewing of the Company’s products at the Rochester brewery ceased in April, pending resolution of the contract issues. The Company has the matter under advisement, including an assessment of its legal rights and remedies, but does not believe that any inability to avail itself of production capacity at the Rochester brewery will have a material impact on its ability to meet demand for its products.
On November 2, 2007, the Company entered into a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) that calls for Anchor to be the exclusive supplier of glass bottles for the Company’s Cincinnati, Ohio brewery (the “Cincinnati Brewery”) and its Pennsylvania Brewery, beginning January 1, 2009. The agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under this agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled.
The Company had various other non-cancelable purchase commitments at March 28, 2009, which amounted to $4.3 million.
Packaging Services Agreement
In connection with the Company’s acquisition of the Pennsylvania Brewery, Diageo North America, Inc. (“Diageo”) and the Company entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company agreed to blend and package the Diageo products that were being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement commenced on June 2, 2008, the date on which the Company purchased the Pennsylvania Brewery, and called for a term of approximately two years, subject to certain early termination rights. Similar to contracts that the Company has historically entered into to meet its supply needs, the agreement provides for guaranteed service capacity and production service for producing Diageo products which includes labor, machinery and warehouse space; however, there are no minimum volume guarantees by Diageo and the capacity commitment by the Company will decline over the term of the agreement.
On November 19, 2008, the Company received notice from Diageo that it will be terminating the Packaging Service Agreement, as amended, effective at the conclusion of the second phase of the Packaging Services Agreement on May 2, 2009. No early termination penalties will apply.
During the three months ended March 28, 2009, the Company recorded $3.6 million in revenue under the Packaging Services Agreement, based upon units produced. As of March 28, 2009, the Company has $0.5 million in deferred revenue related to advance payments under the Packaging Services Agreement.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contingent Excise Tax Liability
During the third quarter of 2007, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) performed a routine audit of the Cincinnati Brewery and other breweries where some of the Company’s products are produced. In February 2008, the TTB formally disputed the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea® shipments and issued a notice of demand to the Company for additional excise taxes plus interest and penalties of approximately $8.5 million. The TTB asserted that these shipments were not classified consistent with TTB regulations that took effect January 1, 2006. The Company disputed this assessment and, based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. In the third quarter of 2008, the Company made an offer of settlement and paid the TTB the sum of $3.7 million. In the first quarter of 2009, the Company and the TTB reached a final settlement and no additional funds are due.
G. Income Taxes
As of March 28, 2009 and December 27, 2008, the Company had approximately $5.5 million of unrecognized income tax benefits. An incremental increase of $61,000 in unrecognized tax benefits was recorded for the three months ended March 28, 2009.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 28, 2009 and December 27, 2008, the Company had $1.8 million and $1.6 million, respectively, accrued for interest and penalties.
The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue commenced an examination of the Company’s 2004, 2005 and 2006 consolidated corporate income tax returns, which continues to be in progress as of March 28, 2009. In addition, the Company is being audited by three other states as of March 28, 2009.
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
H. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities for one year.
Effective December 28, 2008, the first day of the Company’s current fiscal year, the Company adopted the provisions of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, operations and cash flows.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
I. Product Recall
On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant that supplied bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles during the first quarter of 2008.
The recall process was substantially completed during the fourth quarter of 2008, and the Company made no material changes in its estimate of overall recall costs during the first quarter of 2009.
The following table summarizes the Company’s reserves and reserve activities for the product recall for the three months ended March 28, 2009 (in thousands):

	Reserves at			Reserves at
	December 27,	Changes in	Reserves	March 28,
	2008	Estimates	Used	2009

Product returns	$23	$(1)	$(12)	$10
Excise tax credit	(961)	—	771	(190)
Recall-related costs	502	(204)	(19)	279
Inventory reserves	2,497	163	—	2,660

	$2,061	$(42)	$740	$2,759

The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of March 28, 2009 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
J. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2013. As of March 28, 2009, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three-month period ended March 28, 2009, as compared to the three-month period ended March 29, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties which are not significant to the Company’s total sales.
Three Months Ended March 28, 2009 compared to Three Months Ended March 29, 2008
Net revenue. Net revenue increased by $5.0 million, or 7%, to $81.1 million for the three months ended March 28, 2009, as compared to $76.1 million for the three months ended March 29, 2008. Excluding the impact of $9.1 million associated with the voluntary product recall in 2008, net revenue for the first quarter of 2008 was $85.2 million. Not including the recall costs, net revenue for the three months ended March 28, 2009 decreased by $4.1 million versus the three months ended March 29, 2008 due to decreases in core shipment volume, partially offset by 2009 increases in net selling prices per core barrel and revenue related to the Diageo packaging services agreement.
Volume. Total shipment volume increased by 27% to 514,000 barrels for the three months ended March 28, 2009, as compared to 404,000 barrels for the three months ended March 29, 2008, net of the estimated 40,000 barrels of recalled products in 2008. Shipment volume for the core brands decreased by 4% to 382,000 barrels, due primarily to decreases in the Samuel Adams® brand family shipments, offset by increases in the Twisted Tea® brand family shipments. Prior to the reversal of shipments related to the recall in 2008, the core volume decrease was approximately 13%.
Shipments and orders in-hand suggest that core shipments year-to-date through May 2009 will be down approximately 4% compared to the same period in 2008, after adjusting the 2008 shipments for the total volume credited to wholesalers for the product recall during 2008. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core products for the first quarter of 2009 decreased by approximately 6% versus the same period in 2008, or 5% adjusted for one less selling day during the first quarter of 2009. April year-to-date depletions reported to the Company were approximately 2% versus 2008, with one less selling day in 2009. The Company believes it is seeing inventory reductions at wholesalers and retailers compared to prior years that could be depressing the year-to-date shipments, orders in-hand and depletions, and that the shipments and orders in-hand are generally consistent with the depletion trends. Considering those inventory adjustments, shipments for the full year should more closely mirror full year depletion trends.
Net Selling Price. The selling price per barrel for core brands increased by 6% to $201.52 for the three months ended March 28, 2009, as compared to $190.10 for the same period last year. This increase in net revenue per barrel is primarily due to price increases in 2009 and the impact of recall-related returns on net revenue per barrel in 2008. Excluding the impact of the recall, net selling price per barrel increased by 4%.

Gross profit. Gross profit for core products was $100.25 per barrel for the three months ended March 28, 2009, as compared to $79.34 for the three months ended March 29, 2008. Gross margin for core products was 50% for the three months ended March 28, 2009, as compared to 42% for the three months ended March 29, 2008. Excluding the impact of costs associated with the voluntary product recall in 2008 of $22.81 per core barrel, gross profit for core products was $106.37 per barrel and gross margin was 55% for the first quarter of 2008. The decrease in gross profit per barrel of $6.12 and gross margin of 5% is due to an increase in cost of goods sold per barrel, partially offset by an increase in the Company’s net selling price per barrel.
Cost of goods sold for core brands was $101.27 per barrel for the three months ended March 28, 2009, as compared to $110.76 per barrel for the three months ended March 29, 2008. Excluding the impact of recall costs of $14.90 per barrel in 2008, cost of goods sold was $95.86 per barrel for the first quarter of 2008. Not including the recall costs, the increase in costs of goods sold of $5.41 per barrel resulted from higher ingredient and package material costs, partially offset by a change in package mix. The Company expects most of the year-over-year cost pressures to continue during the remainder of the year.
Based on available cost increase information and preliminary pricing expectations, 2009 full year gross margin as a percent of net revenue could be down below full year 2008 levels, excluding the impact of the product recall.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to the reported margins of other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $5.6 million, or 18%, to $25.9 million for the three months ended March 28, 2009, as compared to $31.5 million for the three months ended March 29, 2008. The decrease is primarily a result of decreases in freight expenses for shipping beer to wholesalers driven by reduced fuel costs, as well as reduced advertising expense and more efficient purchasing of media in the first quarter of 2009. Advertising, promotional and selling expenses for core brands were 34% of net revenue, or $67.78 per barrel, for the three months ended March 28, 2009, as compared to 42% of net revenue, or $79.15 per barrel, for the three months ended March 29, 2008. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to the effect of the product recall on net revenue in 2008. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $1.9 million, or 25%, to $9.4 million for the three months ended March 28, 2009, as compared to $7.5 million for the same period last year. The increase primarily resulted from start-up and recurring planned administrative costs related to the Pennsylvania Brewery, as well as $0.6 million in impairments of long-lived assets at the Pennsylvania Brewery resulting from the replacement of equipment that was not yet fully depreciated, in order to improve the efficiencies of the brewery.
Total other (expense) income, net. Total other expense, net, was $6,000 for the three months ended March 28, 2009, as compared to $870,000 of total other income, net, for the three months ended March 29, 2008, primarily due to less interest earned on lower average cash and investment balances during the first fiscal quarter of 2009 as compared to the same period in 2008.

Provision for income taxes. The Company recorded an income tax provision of $1.4 million for the three months ended March 28, 2009, compared to an income tax benefit of $2.8 million for the three months ended March 29, 2008. The Company’s effective tax rate was 51% for the first quarter of 2009, and the Company currently expects its full year tax rate to be approximately 44%. The first quarter 2009 rate is higher than the expected full year rate due to the impact of a fixed amount of interest and penalties on a lower base of pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Cash and short term investments decreased to $4.1 million as of March 28, 2009 from $9.1 million as of December 27, 2008, primarily due to purchases of property, plant and equipment, slightly offset by cash flows provided by operating activities and cash flows provided by financing activities.
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
Cash flows provided by operating activities of $0.1 million for the three months ended March 28, 2009 primarily resulted from non-cash items of $5.5 million and net income of $1.4 million, partially offset by a net increase in operating assets and liabilities of $6.8 million. Cash flows provided by operating activities of $10.0 million for the three months ended March 29, 2008 primarily resulted from the sale of all of the Company’s remaining trading securities of $16.2 million and non-cash items of $1.6 million, partially offset by a net loss of $3.7 million and a net increase in operating assets and liabilities of $4.0 million.
Comparing the three month periods ended March 28, 2009 and March 29, 2008, cash flows provided by operating activities decreased by $9.9 million. The decrease resulted from a decrease in sales of trading securities of $16.2 million and a net increase in operating assets and liabilities of $2.8 million, offset by a $5.1 million increase in net income and a $4.0 million increase in non-cash items. The net increase in operating assets and liabilities of $6.8 million in 2009, as compared to the $4.0 million net increase in 2008, is primarily attributable to a change in accrued expenses of $14.4 million, offset by changes in accounts receivable of $3.4 million, inventories of $2.1 million, prepaid expenses and other assets of $3.5 million and accounts payable of $2.7 million.
The Company used $5.2 million in investing activities during the three months ended March 28, 2009, as compared to $6.3 million during the three months ended March 29, 2008. The $1.1 million decrease in investing activities primarily resulted from a reduction in capital expenditures at the Pennsylvania Brewery, as the major investments necessary to restart and upgrade the brewhouse have been completed.
Cash provided by financing activities was $0.1 million during the three months ended March 28, 2009, as compared to $11.8 million of cash used in financing activities during the three months ended March 29, 2008. The $11.9 million change in cash used for financing activities is primarily due to $15.3 million in repurchases of Class A Common Stock in the prior year, partially offset by a reduction in proceeds from the exercise of stock options of $1.9 million and a reduction in excess tax benefits from stock-based compensation arrangements of $1.5 million.
The Company did not repurchase any of its Class A Common Stock during the three months ended March 28, 2009. As of March 28, 2009, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had approximately $6.0 million remaining on the $120.0 million share buyback expenditure limit. Since March 28, 2009, the Company has not repurchased additional shares of its Class A Common Stock.
The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

The Company expects that its cash balances as of March 28, 2009 of $4.1 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company continues to be in compliance with all of its debt covenants and has affirmed the availability of its line of credit. As noted above, the Company has not borrowed any funds under its line of credit and the timing of future borrowings will depend on the timing of inventory purchases and capital expenditures. The Company may use the line of credit at some time in the next twelve months, as it continues its capital investments and has seasonal inventory changes related to hop purchases and other timing issues on certain payments. The Company currently anticipates ending 2009 with no outstanding borrowings under its line of credit and does not expect to incur any other debt.
2009 Outlook
Consistent with the Company’s earnings release on March 10, 2009, and, based on information of which the Company is currently aware, the Company is projecting 2009 earnings per diluted share to be between $1.40 and $1.70, but actual results could vary significantly from this target. The current conditions make it difficult to predict what full-year volume trends for shipments and depletions will be. The Company is committed to maintaining volume and healthy pricing, and is prepared to invest to accomplish this, even if these investments cause short term earnings decreases.
The Company continues to evaluate 2009 capital expenditures and now expects them to be between $15.0 million and $25.0 million. This amount includes approximately $7.0 million of carryover projects committed to in 2008 at the Pennsylvania Brewery and mostly completed during the first quarter of 2009. The Company is focused on projects that will increase efficiency and productivity at its breweries. Decisions as to which projects will actually be undertaken will depend, in part, on their projected returns on investment. Accordingly, actual 2009 capital expenditures may well be different from these estimates.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At March 28, 2009, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 28, 2009.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three month period ended March 28, 2009.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities for one year.
Effective December 28, 2008, the first day of the Company’s current fiscal year, the Company adopted the provisions of SFAS No. 157 for its nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations and an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statements disclosures, SFAS No. 141R will also change the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting of valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retrospective. The Company will evaluate the impact of SFAS No. 141R on its consolidated financial statements in the event future business combinations are contemplated.
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 27, 2008, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of March 28, 2009, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of May 1, 2009, the Company has repurchased a cumulative total of approximately 8.5 million shares of its Class A Common Stock for an aggregate purchase price of $114.0 million and had approximately $6.0 million remaining on the $120.0 million share buyback expenditure limit.
During the three months ended March 28, 2009, the Company repurchased 1,240 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

December 28, 2008 to January 31, 2009	943	$19.56	—	$5,988,654
February 1, 2009 to February 28, 2009	297	25.44	—	5,988,654
March 1, 2009 to March 28, 2009	—	—	—	5,988,654

Total	1,240	$20.74	—	$5,988,654

All shares purchased during the period represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of May 1, 2009, the Company had 10.2 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
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

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: May 6, 2009	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: May 6, 2009	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.