Form 10-Q
period 2009-06-27
BOSTON BEER CO INC
filed 2009-08-04
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2009:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	10,045,880 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
JUNE 27, 2009

PART I.

Item 1.	FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 27,	December 27,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$28,594	$9,074
Accounts receivable, net of allowance for doubtful accounts of $372 and $255 as of June 27, 2009 and December 27, 2008, respectively	24,980	18,057
Inventories	23,651	22,708
Prepaid expenses and other assets	7,196	16,281
Deferred income taxes	1,988	2,734

Total current assets	86,409	68,854
Property, plant and equipment, net	149,138	147,920
Other assets	1,520	1,606
Goodwill	1,377	1,377

Total assets	$238,444	$219,757

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,573	$20,203
Accrued expenses	51,215	46,854

Total current liabilities	72,788	67,057
Deferred income taxes	9,617	9,617
Other liabilities	2,775	3,055

Total liabilities	85,180	79,729
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,083,620 and 10,068,486 shares issued and outstanding as of June 27, 2009 and December 27, 2008, respectively	101	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	105,452	102,653
Accumulated other comprehensive loss, net of tax	(431)	(431)
Retained earnings	48,101	37,664

Total stockholders’ equity	153,264	140,028

Total liabilities and stockholders’ equity	$238,444	$219,757

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenue (net of product recall returns of $3,248 and $12,328 for the three and six months ended June 28, 2008, respectively)	$128,785	$128,701	$217,116	$212,979
Less excise taxes	10,715	11,329	17,973	19,484

Net revenue	118,070	117,372	199,143	193,495
Cost of goods sold (including costs (recovery) associated with product recall of $19 and ($24) for the three and six months ended June 27, 2009, respectively, and $2,361 and $8,292 for the three and six months ended June 28, 2008, respectively)	56,095	57,571	99,123	102,044

Gross profit	61,975	59,801	100,020	91,451

Operating expenses:
Advertising, promotional and selling expenses	31,162	35,744	57,055	67,245
General and administrative expenses	9,401	9,138	18,761	16,649

Total operating expenses	40,563	44,882	75,816	83,894

Operating income	21,412	14,919	24,204	7,557
Other income, net:
Interest income	24	422	39	1,182
Other income, net	25	104	4	214

Total other income, net	49	526	43	1,396

Income before provision for income taxes	21,461	15,445	24,247	8,953
Provision for income taxes	9,543	6,920	10,963	4,167

Net income	$11,918	$8,525	$13,284	$4,786

Net income per common share – basic	$0.85	$0.61	$0.94	$0.35

Net income per common share – diluted	$0.83	$0.60	$0.93	$0.33

Weighted-average number of common shares – basic	14,075	13,884	14,077	13,867

Weighted-average number of common shares – diluted	14,326	14,308	14,315	14,319

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 27,	June 28,
	2009	2008

Cash flows provided by operating activities:
Net income	$13,284	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,983	4,563
Impairment of long-lived assets	584	—
Bad debt expense	125	38
Stock-based compensation expense	1,688	2,354
Excess tax benefit from stock-based compensation arrangements	(151)	(2,558)
Deferred income taxes	746	—
Proceeds from sale of trading securities	—	16,200
Changes in operating assets and liabilities:
Accounts receivable	(7,048)	(10,417)
Inventories	(943)	(7,436)
Prepaid expenses and other assets	8,843	(1,159)
Accounts payable	1,370	12,538
Accrued expenses	4,514	2,299
Other liabilities	(280)	(233)

Net cash provided by operating activities	31,715	20,975

Cash flows used in investing activities:
Purchases of property, plant and equipment	(10,210)	(26,561)
Purchase of brewery assets	—	(44,967)

Net cash used in investing activities	(10,210)	(71,528)

Cash flows used in financing activities:
Repurchase of Class A common stock	(2,848)	(15,324)
Proceeds from exercise of stock options	475	3,203
Excess tax benefit from stock-based compensation arrangements	151	2,558
Net proceeds from sale of investment shares	237	213

Net cash used in financing activities	(1,985)	(9,350)

Change in cash and cash equivalents	19,520	(59,903)

Cash and cash equivalents at beginning of period	9,074	79,289

Cash and cash equivalents at end of period	$28,594	$19,386

Supplemental disclosure of cash flow information:
Income taxes paid	$2,377	$7,415

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of June 27, 2009 and the statements of consolidated operations and consolidated cash flows for the interim periods ended June 27, 2009 and June 28, 2008 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of June 27, 2009 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 27, 2009 and June 28, 2008, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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

	June 27,	December 27,
	2009	2008
	(in thousands)
Raw materials	$15,386	$14,965
Work in process	4,562	4,520
Finished goods	3,703	3,223

	$23,651	$22,708

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
D. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income	$11,918	$8,525	$13,284	$4,786

Weighted average shares of Class A Common Stock	9,968	9,777	9,970	9,760
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share – basic	14,075	13,884	14,077	13,867
Effect of dilutive securities:
Stock options	247	402	232	430
Non-vested investment shares and restricted stock	4	22	6	22

Dilutive potential common shares	251	424	238	452

Shares used in net income per common share – diluted	14,326	14,308	14,315	14,319

Net income per common share – basic	$0.85	$0.61	$0.94	$0.35

Net income per common share – diluted	$0.83	$0.60	$0.93	$0.33

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $0.85 and $0.61 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $0.94 and $0.35 for the six months ended June 27, 2009 and June 28, 2008, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three and six months ended June 27, 2009, the Company had 1.3 and 1.4 million dilutive potential common shares, respectively, which were not included in the computation of net loss per diluted share because these shares would be antidilutive.
E. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended June 27, 2009 and June 28, 2008 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $8.0 million at June 27, 2009.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at June 27, 2009 totaled $41.1 million, based on the exchange rates on that date.
The Company had outstanding non-cancelable purchase commitments related to capital expenditures for its brewery located in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) of $2.5 million as of June 27, 2009.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the normal course of business, the Company enters into various production arrangements with other brewing companies. Under the brewing service arrangements with other brewing companies, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase from the supplier all unused raw materials purchased by the supplier specifically for its products at supplier’s cost upon termination of these production arrangements. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. In 2009, the Company has minimum production commitments of approximately $100,000 in aggregate with other brewing companies.
The Company has been informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed in February 2009 and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. The new owners have indicated a willingness to negotiate a new production arrangement, but only on terms less favorable to the Company. Brewing of the Company’s products at the Rochester Brewery ceased in April, pending resolution of the contract issues. The Company has the matter under advisement, including an assessment of its legal rights, remedies and obligations, but does not believe that any inability to avail itself of production capacity at the Rochester Brewery will have a material impact on its ability to meet demand for its products.
As of January 1, 2009, the Company became subject to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor will be the exclusive supplier of certain glass bottles for the Company’s Cincinnati, Ohio brewery (the “Cincinnati Brewery”) and its Pennsylvania Brewery. The agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under this agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled.
The Company had various other non-cancelable purchase commitments at June 27, 2009, which amounted to $2.2 million.
Packaging Services Agreement
In connection with the Company’s acquisition of the Pennsylvania Brewery, Diageo North America, Inc. (“Diageo”) and the Company entered into a Packaging Services Agreement dated August 1, 2007 (the “Packaging Services Agreement”), pursuant to which the Company agreed to blend and package the Diageo products that were being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement commenced on June 2, 2008, the date on which the Company purchased the Pennsylvania Brewery, and called for a term of approximately two years, subject to certain early termination rights. Similar to contracts that the Company has historically entered into to meet its supply needs, the agreement provided for guaranteed service capacity and production service for producing Diageo products which included labor, machinery and warehouse space; however, there were no minimum volume guarantees by Diageo and the capacity commitment by the Company declined in phases over the term of the agreement.
On November 18, 2008, Diageo notified the Company of its intention to terminate the Packaging Services Agreement at the conclusion of the second phase, and on May 2, 2009, the Packaging Services Agreement terminated. No early termination penalties were applicable.
During the three and six months ended June 27, 2009, the Company recorded $1.5 million and $5.1 million, respectively, in revenue under the Packaging Services Agreement, based upon units produced.
G. Income Taxes
As of June 27, 2009 and December 27, 2008, the Company had approximately $6.0 million and $5.5 million, respectively, of unrecognized income tax benefits. An incremental increase of $0.5 million in unrecognized tax benefits was recorded for the six months ended June 27, 2009.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 27, 2009 and December 27, 2008, the Company had $2.3 million and $1.6 million, respectively, accrued for interest and penalties.
During the six months ended June 27, 2009, the Company filed its 2008 federal income tax return and received aggregate refunds of $10.2 million, which is reflected in prepaid expenses and other assets in the accompanying consolidated balance sheets and statements of cash flows.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns, which continues to be in progress as of June 27, 2009. In addition, the Company is being audited by four other states as of June 27, 2009.
In July 2009, the Internal Revenue Service commenced an examination of the Company’s 2008 consolidated corporate income tax return and the related loss carry back claim to 2006.
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
The recall process was substantially completed during the fourth quarter of 2008, and the Company made no material changes in its estimate of overall recall costs during the six months ended June 27, 2009.
The following table summarizes the Company’s reserves and reserve activities for the product recall for the six months ended June 27, 2009 (in thousands):

	Reserves at			Reserves at
	December 27,	Changes in	Reserves	June 27,
	2008	Estimates	Used	2009

Product returns	$23	$7	$(30)	$—
Excise tax credit	(961)	—	803	(158)
Recall-related costs	502	(187)	(59)	256
Inventory reserves	2,497	163	(50)	2,610

	$2,061	$(17)	$664	$2,708

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company currently believes it has claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such claims. Consequently, no amounts have been recorded as receivable as of June 27, 2009 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
J. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2013. As of June 27, 2009, the Company was not in violation of any of its covenants to the lender under the credit facility, there were no borrowings outstanding, and the line of credit was fully available to the Company for borrowing.
K. Subsequent Events
The Company evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on August 4, 2009 of its Quarterly Report on Form 10-Q for the three months ended June 27, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and six-month periods ended June 27, 2009, as compared to the three and six-month periods ended June 28, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Cincinnati Brewery and the Pennsylvania Brewery under contract arrangements for third parties which are not significant to the Company’s total sales.
Three Months Ended June 27, 2009 compared to Three Months Ended June 28, 2008
Net revenue. Net revenue increased by $0.7 million, or 0.6%, to $118.1 million for the three months ended June 27, 2009, as compared to $117.4 million for the three months ended June 28, 2008. Excluding the negative $3.2 million impact associated with the voluntary product recall in the second quarter of 2008, net revenue for the second quarter of 2008 was $120.6 million. Excluding the recall impact, net revenue for the three months ended June 27, 2009 decreased by $2.5 million versus the three months ended June 28, 2008, due to decreases in core shipment volume, partially offset by 2009 increases in net selling prices per core barrel and revenue related to the Diageo packaging services agreement.
Volume. Total shipment volume decreased by 2.8% to 630,000 barrels for the three months ended June 27, 2009, as compared to 648,000 barrels for the three months ended June 28, 2008, net of 13,000 barrels of product returned in the 2008 product recall. Shipment volume for the core brands decreased by 2.7% to 572,000 barrels, due primarily to decreases in the Samuel Adams® brand family shipments, offset by increases in the Twisted Tea® brand family shipments. Prior to the reversal of shipments related to the recall in 2008, the core volume decrease was 4.8%.
Shipments and orders in-hand suggest that gross core shipments through August of 2009 will be down approximately 1% as compared to the same period in 2008, after adjusting the 2008 shipments for the total volume credited to wholesalers for the product recall during 2008. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the second quarter of 2009 increased by approximately 1.8% versus the same period in 2008. The Company believes inventories at wholesalers at the end of the second quarter were at appropriate levels given the current volumes and trends.
Net Selling Price. The net selling price per barrel for core brands increased by 3.2% to $203.05 per barrel for the three months ended June 27, 2009, as compared to $196.74 for the same period last year. This increase in net selling price per barrel is primarily due to price increases in 2009 and the impact of recall-related returns on net revenue per barrel in 2008. Excluding the impact of the recall, net selling price per barrel increased by 2.6%.
Gross profit. Gross profit for core products was $108.19 per barrel for the three months ended June 27, 2009, as compared to $101.15 for the three months ended June 28, 2008. Gross margin for core products was 53.3% for the three months ended June 27, 2009, as compared to 51.4% for the three months ended June 28, 2008. The increase in gross profit per barrel of $7.04 and gross margin of 3.7% is primarily due to the $5.6 million charge for additional costs associated with the product recall taken in 2008. Excluding the impact of these product recall costs, gross profit for core products for the second quarter of 2008 was $108.29 per barrel and gross margin was 54.7%.
Cost of goods sold for core brands was $94.86 per barrel for the three months ended June 27, 2009, as compared to $95.59 per barrel for the three months ended June 28, 2008. Excluding the impact of recall costs of $4.02 per barrel in 2008, cost of goods sold was $91.57 per barrel for the second quarter of 2008. Not including the recall costs, the 2009 increase in costs of goods sold of $3.29 per barrel resulted from higher package material costs and higher manufacturing and brewing costs due to the ownership of the Pennsylvania Brewery, partially offset by a change in package mix. The Company expects most of the year-on-year cost pressures to continue during the remainder of fiscal year 2009.

Based on available cost increase information and preliminary pricing expectations, 2009 full year gross margin as a percent of net revenue is currently projected to be approximately the same as full year 2008 levels, excluding the impact of the product recall.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $4.5 million, or 12.6%, to $31.2 million for the three months ended June 27, 2009, as compared to $35.7 million for the three months ended June 28, 2008. Such expenses for core brands were 26.8% of net revenue, or $54.48 per barrel, for the three months ended June 27, 2009, as compared to 30.9% of net revenue, or $60.79 per barrel, for the three months ended June 28, 2008. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of decreases in freight expenses for shipping beer to wholesalers, driven by reduced fuel costs, as well as timing of marketing programs and more efficient purchasing of media in the second quarter of 2009. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $0.3 million, or 3.3%, to $9.4 million for the three months ended June 27, 2009, as compared to $9.1 million for the same period last year. The increase primarily resulted from increases in administrative costs related to the Pennsylvania Brewery and legal expenses.
Total other income, net. Total other income, net, was $49,000 for the three months ended June 27, 2009, as compared to $526,000 for the three months ended June 28, 2008, primarily due to less interest earned on cash balances during the second fiscal quarter of 2009, as compared to the same period in 2008.
Provision for income taxes. The income tax provision for the three months ended June 27, 2009 increased by $2.6 million to $9.5 million from $6.9 million for the same period last year as a result of higher pre-tax income. The Company’s effective tax rate of approximately 44.5% for the three months ended June 27, 2009 was comparable to the effective tax rate of 44.8% for the same period last year. The Company expects the effective tax rate to be approximately 44% for the full year 2009.
Six Months Ended June 27, 2009 compared to Six Months Ended June 28, 2008
Net revenue. Net revenue increased by $5.6 million, or 2.9%, to $199.1 million for the six months ended June 27, 2009, from $193.5 million for the six months ended June 28, 2008. Excluding the negative $12.3 million impact associated with the product recall in the first half of 2008, net revenue for the six months ended June 28, 2008 was $205.8 million. Excluding the recall impact, net revenue for the six months ended June 27, 2009 decreased by $6.7 million versus the six months ended June 28, 2008, due to decreases in core shipment volume, partially offset by 2009 increases in net selling prices per core barrel and revenue related to the Diageo packaging services agreement.
Volume. Total shipment volume increased by 8.7% to 1,144,000 barrels for the six months ended June 27, 2009, as compared to 1,052,000 barrels for the six months ended June 28, 2008, net of returned product related to the product recall in 2008. Shipment volume for the core brands decreased by 3.2% to 954,000 barrels, due primarily to decreases in the Samuel Adams® brand family shipments, offset by increases in the Twisted Tea® brand family shipments. Prior to the reversal of shipments related to the recall in 2008, the core volume decrease was 8.2%.
Net Selling Price. The net selling price per barrel for core brands increased by approximately 4.3% to $202.44 per barrel for the six months ended June 27, 2009 as compared to the prior year. This increase in net selling price per barrel is primarily due to the effect of the product recall in 2008. Excluding the impact of the recall, net selling price per barrel increased by 3.3%.

Gross profit. Gross profit for core brands was $105.01 per barrel for the six months ended June 27, 2009, as compared to $92.35 for the six months ended June 28, 2008. Gross margin for core products was 51.9% for the first six months of 2009, as compared to 47.6% for the same period in 2008. The increase is primarily due to product recall costs of $20.6 million in the first half of 2008 and an increase in net selling price per barrel in 2009. Excluding the impact of costs associated with recall in 2008, gross profit for core products was $107.48 per barrel and gross margin was 54.8% for the first half of 2008.
Cost of goods sold for core products decreased to $97.43 per barrel for the six months ended June 27, 2009, as compared to $101.71 per barrel for the same period last year. Excluding the impact of recall costs of $8.41 per barrel in 2008, cost of goods sold was $93.30 per barrel for the six months ended June 28, 2008. Not including the recall costs, the increase in costs of goods sold of $4.13 per barrel resulted from higher package material and higher manufacturing and brewing costs due to the ownership of the Pennsylvania Brewery, partially offset by a slight change in package mix.
Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $10.1 million, or 15.0%, to $57.1 million for the six months ended June 27, 2009, as compared to $67.2 million for the six months ended June 28, 2008. Advertising, promotional and selling expenses for core brands were 29.5% of net revenue, or $59.81 per barrel, for the six months ended June 27, 2009, as compared to 35.1% of net revenue, or $68.20 per barrel, for the six months ended June 28, 2008. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of decreases in freight expenses for shipping beer to wholesalers, driven by reduced fuel costs, as well as timing of marketing programs and more efficient purchasing of media in the second quarter of 2009.
General and administrative. General and administrative expenses increased by 13.3%, or $2.2 million, to $18.8 million for the six months ended June 27, 2009 as compared to the same period last year. The increase is largely driven by a full six months of operating costs related to the Pennsylvania Brewery which was purchased in June 2008.
Total other income, net. Other income, net, decreased by $1.4 million to $43,000 for the six months ended June 27, 2009 as compared to the six months ended June 28, 2008. This decrease is due to less interest earned on lower average cash and investment balances during the six months ended June 27, 2009 as compared to the same period in 2008.
Provision for income taxes. The Company recorded a tax provision of $11.0 million in the first half of the year, compared to $4.2 million in the prior year. The Company’s effective tax rate decreased to approximately 45.2% for the six months ended June 27, 2009 from 46.5% for the same period last year. The decrease in the effective tax rate is primarily due to lower pretax income in 2008 as a result of the product recall with no corresponding reduction in non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased to $28.6 million as of June 27, 2009 from $9.1 million as of December 27, 2008, primarily as a result of cash flows provided by operating activities, partially offset by purchases of property, plant and equipment and cash flows used in financing activities.
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
Cash flows provided by operating activities of $31.7 million for the six months ended June 27, 2009 primarily resulted from net income of $13.3 million, non-cash items of $12.0 million and a net decrease in operating assets and liabilities of $6.4 million. Cash flows provided by operating activities of $21.0 million for the six months ended June 27, 2008 primarily resulted from the sale of all of the Company’s remaining trading securities of $16.2 million, net income of $4.8 million and non-cash items of $4.4 million, partially offset by a net increase in operating assets and liabilities of $4.4 million.
Comparing the six month periods ended June 27, 2009 and June 28, 2008, cash flows provided by operating activities increased by $10.7 million. The increase resulted from an $8.5 million increase in net income, a $10.8 million net decrease in operating assets and liabilities and a $7.6 million increase in non-cash items, partially offset by a decrease in sales of trading securities of $16.2 million. The net decrease in operating assets and liabilities of $6.4 million in 2009, as compared to the $4.4 million net increase in 2008, is attributable to changes in accounts receivable of $3.4 million, inventories of $6.5 million, prepaid expenses and other assets of $10.0 million and accrued expenses of $2.2 million, offset by a change in accounts payable of $11.2 million.

The Company used $10.2 million in investing activities during the six months ended June 27, 2009, as compared to $71.5 million during the six months ended June 28, 2008. The $61.3 million decrease in investing activities primarily resulted from a reduction in capital expenditures at the Pennsylvania Brewery, as the major investments necessary to restart and upgrade the brewhouse have been completed.
Cash used in financing activities was $2.0 million during the six months ended June 27, 2009, as compared to $9.4 million of cash used in financing activities during the six months ended June 28, 2008. The $7.4 million decrease in cash used for financing activities is primarily due a $12.5 million decrease in repurchases of Class A Common Stock from the prior year, partially offset by a reduction in proceeds from the exercise of stock options of $2.7 million and a reduction in excess tax benefits from stock-based compensation arrangements of $2.4 million.
During the six months ended June 27, 2009, the Company repurchased approximately 98,000 shares of its Class A Common Stock for a total cost of $2.8 million. From June 28, 2009 through July 31, 2009 the Company repurchased an additional 41,500 shares of its Class A Common Stock for a total cost of $1.2 million. Through July 31, 2009, the Company has repurchased a cumulative total of approximately 8.6 million shares of its Class A Common Stock for an aggregate purchase price of $118.1 million, and had approximately $1.9 million remaining on the $120.0 million share buyback expenditure limit set by the Board of Directors.
The Company expects that its cash balances as of June 27, 2009 of $28.6 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2009 Outlook
Consistent with the Company’s prior guidance and based on information of which the Company is currently aware and its projection that 2009 depletions will be flat to 2008, the Company continues to project 2009 earnings per diluted share of between $1.40 and $1.70, but actual results could vary significantly from this target. The current conditions make it especially difficult to predict what full-year volume trends for shipments and depletions will be. The Company is committed to maintaining volume and healthy pricing, and is prepared to invest to accomplish this, even if these investments cause short term earnings decreases.
The Company continues to evaluate 2009 capital expenditures and continues to expect them to be between $15.0 million and $25.0 million. This amount includes approximately $7.0 million of carryover projects committed to in 2008 at the Pennsylvania Brewery and mostly completed during the first half of 2009. The Company is focused on projects that will increase efficiency and productivity at its breweries. Decisions as to which projects will actually be undertaken will depend, in part, on their projected returns on investment. Accordingly, actual 2009 capital expenditures may well be different from these estimates.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At June 27, 2009, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the six month period ended June 27, 2009 other than the contract with the High Falls Brewery.
The Company has been informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed in February 2009 and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. The new owners have indicated a willingness to negotiate a new production arrangement, but only on terms less favorable to the Company. Brewing of the Company’s products at the Rochester Brewery ceased in April, pending resolution of the contract issues. The Company has the matter under advisement, including an assessment of its legal rights, remedies and obligations, but does not believe that any inability to avail itself of production capacity at the Rochester Brewery will have a material impact on its ability to meet demand for its products.

Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the six month period ended June 27, 2009.
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
In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R significantly changes the accounting for business combinations and an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statements disclosures, SFAS No. 141R also changes the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally affects income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting of valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retrospective. The Company will evaluate the impact of SFAS No. 141R on its consolidated financial statements in the event future business combinations are contemplated.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Effective June 15, 2009, the Company has adopted the provisions of SFAS No. 165 and has evaluated subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require disclosure.
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
As of June 27, 2009, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of July 31, 2009, the Company has repurchased a cumulative total of approximately 8.6 million shares of its Class A Common Stock for an aggregate purchase price of $118.1 million and had $1.9 million remaining on the $120.0 million share buyback expenditure limit.
During the six months ended June 27, 2009, the Company repurchased 99,662 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

December 28, 2008 to January 31, 2009	943	$19.26	—	$5,988,654
February 1, 2009 to February 28, 2009	297	25.44	—	5,988,654
March 1, 2009 to March 28, 2009	—	—	—	5,988,654
March 29, 2009 to May 2, 2009	—	—	—	5,988,654
May 3, 2009 to May 30, 2009	12,689	28.33	12,499	5,632,879
May 31, 2009 to June 27, 2009	85,733	29.11	85,566	3,140,921

Total	99,662	$28.91	98,065	$3,140,921

During the six months ended June 27, 2009, the Company repurchased 1,597 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of July 31, 2009, the Company had 10.0 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on June 2, 2009. The following item was voted upon by the holders of the Company’s Class A Common Stock at that time:
“RESOLVED: That David A. Burwick, Pearson C. Cummin, III and Jean-Michel Valette be and they hereby are elected Class A Directors of the Corporation to serve for a term of one year ending on the date of the 2010 Annual Meeting of Stockholders in accordance with the By-Laws and until their respective successors are duly chosen and qualified.”
Of the 10,150,762 shares eligible to vote, the results of the election of Class A Directors were as follows:
Election of Class A Directors:

	For	Withheld
David A. Burwick	8,499,728	593,617
Pearson C. Cummin, III	7,208,486	1,884,859
Jean-Michel Valette	8,881,135	212,210
Election of Class B Directors:
Mr. C. James Koch, as the sole holder of the Corporation’s Class B Common Stock, elected the five Class B Directors set forth in the Notice of Meeting and Proxy Statement; namely: C. James Koch, Charles J. Koch, Jay Margolis, Martin F. Roper and Gregg A. Tanner, each to serve a term of one year. The Class B Stockholder also formally reserved the right to increase the number of Class B Directors to up to seven Directors, as permitted under the Corporation’s By-Laws, at such time as he deems appropriate, and to elect up to two additional Class B Directors.

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

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: August 4, 2009	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: August 4, 2009	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report