Form 10-Q
period 2009-09-26
BOSTON BEER CO INC
filed 2009-11-05
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2009:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	10,145,059 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 26, 2009

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 26,	December 27,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$44,802	$9,074
Accounts receivable, net of allowance for doubtful accounts of $300 and $255 as of September 26, 2009 and December 27, 2008, respectively	24,331	18,057
Inventories	24,132	22,708
Prepaid expenses and other assets	6,736	16,281
Deferred income taxes	1,988	2,734

Total current assets	101,989	68,854
Property, plant and equipment, net	146,665	147,920
Other assets	1,530	1,606
Goodwill	1,377	1,377

Total assets	$251,561	$219,757

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,709	$20,203
Accrued expenses	55,273	46,854

Total current liabilities	73,982	67,057
Deferred income taxes	9,617	9,617
Other liabilities	2,656	3,055

Total liabilities	86,255	79,729
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,144,258 and 10,068,486 shares issued and outstanding as of September 26, 2009 and December 27, 2008, respectively	101	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	108,350	102,653
Accumulated other comprehensive loss, net of tax	(431)	(431)
Retained earnings	57,245	37,664

Total stockholders’ equity	165,306	140,028

Total liabilities and stockholders’ equity	$251,561	$219,757

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Revenue (net of product recall returns of $979 and $13,307 for the three and nine months in 2008, respectively)	$118,851	$110,467	$335,967	$323,446
Less excise taxes	10,129	9,339	28,102	28,823

Net revenue	108,722	101,128	307,865	294,623
Cost of goods sold (including costs associated with product recall of $1,254 and $9,546 for the three and nine months in 2008, respectively)	50,417	57,237	149,540	159,281

Gross profit	58,305	43,891	158,325	135,342

Operating expenses:
Advertising, promotional and selling expenses	32,737	34,004	89,792	101,249
General and administrative expenses	8,388	9,368	27,149	26,017

Total operating expenses	41,125	43,372	116,941	127,266

Operating income	17,180	519	41,384	8,076
Other income, net:
Interest income	46	134	85	1,316
Other (expense) income, net	(4)	(14)	—	200

Total other income, net	42	120	85	1,516

Income before provision for income taxes	17,222	639	41,469	9,592
Provision for income taxes	6,848	934	17,811	5,101

Net income (loss)	$10,374	$(295)	$23,658	$4,491

Net income (loss) per common share — basic	$0.74	$(0.02)	$1.68	$0.32

Net income (loss) per common share — diluted	$0.72	$(0.02)	$1.65	$0.31

Weighted-average number of common shares — basic	14,008	13,934	14,054	13,890

Weighted-average number of common shares — diluted	14,334	13,934	14,322	14,333

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 26,	September 27,
	2009	2008

Cash flows provided by operating activities:
Net income	$23,658	$4,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,679	8,289
Impairment of long-lived assets	589	—
(Gain) loss on disposal of property, plant and equipment	(1)	25
Bad debt expense (recovery)	49	(7)
Stock-based compensation expense	2,408	3,354
Excess tax benefit from stock-based compensation arrangements	(1,174)	(4,578)
Deferred income taxes	746	—
Proceeds from sale of trading securities	—	16,200
Changes in operating assets and liabilities:
Accounts receivable	(6,323)	(3,331)
Inventories	(1,424)	(5,714)
Prepaid expenses and other assets	9,641	(754)
Accounts payable	(1,494)	6,890
Accrued expenses	9,593	2,649
Other liabilities	(399)	(343)

Net cash provided by operating activities	48,548	27,171

Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,900)	(45,339)
Proceeds from disposal of property, plant and equipment	—	11
Purchase of brewery assets	—	(44,960)

Net cash used in investing activities	(11,900)	(90,288)

Cash flows used in financing activities:
Repurchase of Class A common stock	(4,077)	(15,324)
Proceeds from exercise of stock options	1,642	4,842
Excess tax benefit from stock-based compensation arrangements	1,174	4,578
Net proceeds from sale of investment shares	341	301

Net cash used in financing activities	(920)	(5,603)

Change in cash and cash equivalents	35,728	(68,720)

Cash and cash equivalents at beginning of period	9,074	79,289

Cash and cash equivalents at end of period	$44,802	$10,569

Supplemental disclosure of cash flow information:
Income taxes paid	$7,336	$8,329

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated statement of financial position as of September 26, 2009 and the statements of consolidated operations and consolidated cash flows for the interim periods ended September 26, 2009 and September 27, 2008 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated financial position as of September 26, 2009 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 26, 2009 and September 27, 2008, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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

	September 26,	December 27,
	2009	2008
	(in thousands)
Raw materials	$13,966	$14,965
Work in process	5,580	4,520
Finished goods	4,586	3,223

	$24,132	$22,708

D. Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income (loss)	$10,374	$(295)	$23,658	$4,491

Weighted average shares of Class A Common Stock	9,901	9,827	9,947	9,783
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share — basic	14,008	13,934	14,054	13,890
Effect of dilutive securities:
Stock options	297	—	254	419
Non-vested investment shares and restricted stock	29	—	14	24

Dilutive potential common shares	326	—	268	443

Shares used in net income per common share — diluted	14,334	13,934	14,322	14,333

Net income (loss) per common share — basic	$0.74	$(0.02)	$1.68	$0.32

Net income (loss) per common share — diluted	$0.72	$(0.02)	$1.65	$0.31

Basic net income (loss) per common share for each share of Class A Common Stock and Class B Common Stock is $0.74 and $(0.02) for the three months ended September 26, 2009 and September 27, 2008, respectively, and $1.68 and $0.32 for the nine months ended September 26, 2009 and September 27, 2008, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three months ended September 26, 2009, the Company had 1.4 million potential common shares outstanding, which were not included in the computation of net income or loss per diluted share because their effect was anti-dilutive.
E. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustments, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended September 26, 2009 and September 27, 2008 were not material.
F. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $16.2 million at September 26, 2009.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at September 26, 2009 totaled $42.7 million, based on the exchange rates on that date.
The Company had outstanding non-cancelable purchase commitments related to capital expenditures for its brewery located in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) of $1.8 million as of September 26, 2009.

For the nine months ended September 26, 2009, the Company brewed more than 95% of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. In 2009, the Company has minimum production commitments of approximately $100,000 in aggregate with other brewing companies.
The Company has been informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed in February 2009 and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. The new owners have indicated a willingness to negotiate a new production arrangement, but only on terms less favorable to the Company. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009, pending resolution of the contract issues. The Company has the matter under advisement, including an assessment of its legal rights, remedies and obligations, but does not believe that any inability to avail itself of production capacity at the Rochester Brewery will have a material impact on its ability to meet demand for its products.
As of January 1, 2009, the Company became subject to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor will be the exclusive supplier of certain glass bottles for the Company’s Cincinnati, Ohio brewery (the “Cincinnati Brewery”) and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the Anchor agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled.
The Company had various other non-cancelable purchase commitments at September 26, 2009, which amounted to $3.2 million in the aggregate.
Packaging Services Agreement with Diageo North America, Inc.
In connection with the Company’s acquisition of the Pennsylvania Brewery, Diageo North America, Inc. (“Diageo”) and the Company entered into a Packaging Services Agreement (the “Packaging Services Agreement”), pursuant to which the Company agreed to blend and package the Diageo products that were being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement commenced on June 2, 2008, the date on which the Company purchased the Pennsylvania Brewery, and called for a term of approximately two years, subject to certain early termination rights. Similar to contracts that the Company has historically entered into to meet its supply needs, the Packaging Services Agreement provided for guaranteed service capacity and production service for producing Diageo products, which included labor, machinery and warehouse space; however, there were no minimum volume guarantees by Diageo and the capacity commitment by the Company declined in phases over the term of the agreement.
In November 2008, Diageo notified the Company of its intention to terminate the Packaging Services Agreement at the conclusion of the second phase and on May 2, 2009, the Packaging Services Agreement terminated. No early termination penalties were applicable.
During the three and nine months ended September 26, 2009, the Company recorded $0 million and $5.1 million, respectively, in revenue under the Packaging Services Agreement, based upon units produced.
Freetown Land
The Company owns land in Freetown, Massachusetts that it had purchased for approximately $6.0 million in 2007 and subsequently placed on the market in February 2008. While the Company has not classified this asset as held for sale in its accompanying balance sheet, the Company continues to actively market the land for amounts in excess of its carrying value. The future realization of the asset is dependent on the future cash flows associated with either the sale or use of this asset. The Company continues to monitor this asset for any potential impairment of value.

G. Income Taxes
As of September 26, 2009 and December 27, 2008, the Company had approximately $6.2 million and $5.5 million, respectively, of unrecognized income tax benefits. An incremental increase of $0.7 million in unrecognized tax benefits was recorded for the nine months ended September 26, 2009.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 26, 2009 and December 27, 2008, the Company had $2.5 million and $1.6 million, respectively, accrued for interest and penalties.
During the nine months ended September 26, 2009, the Company filed its 2008 federal income tax return and received aggregate refunds of $10.2 million, which is reflected in prepaid expenses and other assets in the accompanying consolidated balance sheets and statements of cash flows.
The Company’s state income tax returns remain subject to examination for three or four years depending on a particular state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns, which examination was continuing as of September 26, 2009. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. The Company is also being audited by three other states as of September 26, 2009.
In July 2009, the Internal Revenue Service commenced an examination of the Company’s 2008 consolidated corporate income tax return and the related loss carry back claim to 2006.
It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease significantly in 2009 due to the commencement or completion of income tax audits. However, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations, or cash flows.
H. Fair Value Measurements
In accordance with Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures, formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective December 28, 2008, the first day of the Company’s current fiscal year, the Company adopted the applicable provisions which establish a framework for measuring fair value and expand disclosures about fair value measurements including nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
The recall process was substantially completed during the fourth quarter of 2008, and the Company made no material changes in its estimate of overall recall costs during the nine months ended September 26, 2009.

The following table summarizes the Company’s reserves and reserve activities for the product recall for the nine months ended September 26, 2009 (in thousands):

	Reserves at			Reserves at
	December 27,	Changes in	Reserves	September 26,
	2008	Estimates	Used	2009

Product returns	$23	$7	$(30)	$—
Excise tax credit	(961)	—	803	(158)
Recall-related costs	502	(319)	147	330
Inventory reserves	2,497	163	(255)	2,405

	$2,061	$(149)	$665	$2,577

The Company currently believes it has claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such claims. Consequently, no amounts have been recorded as receivable as of September 26, 2009 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
J. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2013. As of September 26, 2009, the Company was not in violation of any of its covenants to the lender under the credit facility, there were no borrowings outstanding, and the line of credit was fully available to the Company for borrowing.
K. Subsequent Events
The Company evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on November 5, 2009 of its Quarterly Report on Form 10-Q for the three months ended September 26, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and nine-month periods ended September 26, 2009, as compared to the three and nine-month periods ended September 27, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) or the products packaged at the Company’s brewery in Lehigh Valley, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties.
Three Months Ended September 26, 2009 compared to Three Months Ended September 27, 2008
Net revenue. Net revenue increased by $7.6 million, or 7.5%, to $108.7 million for the three months ended September 26, 2009, as compared to $101.1 million for the three months ended September 27, 2008. Excluding the negative $1.0 million impact associated with the voluntary product recall in the third quarter of 2008, net revenue increased by $6.6 million compared to the three months ended September 27, 2008. The increase was due to increases in core shipment volume and the 2009 increases in net selling prices, partially offset by a decrease in non-core revenue.
Volume. Total shipment volume decreased by 18.8% to 545,000 barrels for the three months ended September 26, 2009, as compared to 671,000 barrels for the three months ended September 27, 2008, primarily due to the termination of the 2008 Diageo Packaging Services Agreement in May 2009, partially offset by increases in core shipment volume. Shipment volume for the core brands increased by 7.4% to 538,000 barrels, primarily driven by growth in Samuel Adams® Seasonals, the Samuel Adams® Brewmaster’s collection and the Twisted Tea® brand family, partially offset by declines in Samuel Adams Boston Lager® and Sam Adams Light®. Prior to the reversal of shipments related to the recall in 2008, the core volume increase was 6.3%.
Shipments and orders in-hand suggest that gross core shipments through December of 2009 will be up approximately 1% as compared to the same period in 2008, after adjusting the 2008 shipments for the total volume credited to wholesalers for the product recall during 2008. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the third quarter of 2009 increased by approximately 6% versus the same period in 2008. October year-to-date depletions reported to the Company increased approximately 2% versus 2008, with two fewer selling days in 2009. The Company believes inventories at wholesalers at the end of the third quarter were at appropriate levels given the current volumes and trends.
Net Selling Price. The net selling price per barrel for core brands increased by 3.8% to $201.10 per barrel for the three months ended September 26, 2009, as compared to $193.83 for the same period last year. This increase in net selling price per barrel is primarily due to price increases taken in 2009.
Gross profit. Gross profit for core products was $108.14 per barrel for the three months ended September 26, 2009, as compared to $90.59 for the three months ended September 27, 2008. Gross margin for core products was 53.8% for the three months ended September 26, 2009, as compared to 46.7% for the three months ended September 27, 2008. The increase in gross profit per barrel of $17.55 and gross margin of 7.1 percentage points is primarily due to price increases taken in 2009 and lower costs per barrel. Excluding the impact of product recall costs, gross profit for core products for the third quarter of 2008 was $94.11 per barrel and gross margin was 48.5%.

Cost of goods sold for core brands was $92.96 per barrel for the three months ended September 26, 2009, as compared to $103.24 per barrel for the three months ended September 27, 2008. Excluding the impact of recall costs of $2.50 per barrel in 2008, cost of goods sold was $100.74 per barrel for the third quarter of 2008. Not including the recall costs, the 2009 decrease in cost of goods sold of $7.78 per barrel primarily resulted from the full year shortfall fees incurred in 2008 and lower per barrel costs of operating the Company’s breweries, driven by lower energy costs, partially offset by increased package material costs.
Based on available cost increase information and preliminary pricing expectations, 2009 full year core gross margin as a percent of net revenue is currently projected to be approximately the same as full year 2008 levels, excluding the impact of the product recall.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $1.3 million, or 3.8%, to $32.7 million for the three months ended September 26, 2009, as compared to $34.0 million for the three months ended September 27, 2008. Such expenses for core brands were 30.3% of net revenue, or $60.85 per barrel, for the three months ended September 26, 2009, as compared to 35.0% of net revenue, or $67.87 per barrel, for the three months ended September 27, 2008. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of decreases in freight expenses for shipping beer to wholesalers, driven primarily by reduced fuel costs, and the timing of certain marketing programs, offset by an increase in advertising and salary and benefit costs related to the addition of sales personnel. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses decreased by $1.0 million, or 10.6%, to $8.4 million for the three months ended September 26, 2009, as compared to $9.4 million for the same period last year. The decrease primarily resulted from decreases in salary and benefit costs.
Total other income, net. Total other income, net, was $42,000 for the three months ended September 26, 2009, as compared to $0.1 million for the three months ended September 27, 2008, primarily due to less interest earned on cash balances during the third quarter of 2009, as compared to the same period in 2008.
Provision for income taxes. The income tax provision for the three months ended September 26, 2009 increased by $5.9 million to $6.8 million from $0.9 million for the same period last year as a result of higher pre-tax income. The Company’s effective tax rate decreased to 39.8% for the three months ended September 26, 2009 from 146.2% for the same period last year. The decrease in the effective tax rate is primarily due to lower pre-tax income in 2008 with no corresponding reduction in non-deductible expenses. The Company expects the effective tax rate to be approximately 43% for the full year 2009.
Nine Months Ended September 26, 2009 compared to Nine Months Ended September 27, 2008
Net revenue. Net revenue increased by $13.3 million, or 4.5%, to $307.9 million for the nine months ended September 26, 2009, from $294.6 million for the nine months ended September 27, 2008. Excluding the $13.3 million negative impact associated with the product recall in 2008, net revenue was flat, as decreases in core shipment volume were offset by 2009 increases in net selling prices per core barrel. For the nine months ended September 26, 2009, non-core revenue was flat as compared to the same period in 2008.
Volume. Total shipment volume decreased by 2.0% to 1,689,000 barrels for the nine months ended September 26, 2009, as compared to 1,723,000 barrels for the nine months ended September 27, 2008. Excluding the 57,000 barrel negative impact associated with the product recall in 2008, shipment volume decreased by 92,000 barrels, or 5.2%. This decrease was due to a decrease in core shipments of 52,000 barrels, or 3.3%, and a decrease in non-core shipments of 40,000 barrels, or 16.9%.

Net Selling Price. The net selling price per barrel for core brands increased by approximately 4.0% to $201.82 per barrel for the nine months ended September 26, 2009, as compared to the prior year. This increase in net selling price per barrel is primarily due to core product price increases. Excluding the 2008 impact of the recall, net selling price per core barrel increased by 3.3%.
Gross profit. Gross profit for core brands was $106.07 per barrel for the nine months ended September 26, 2009, as compared to $92.41 for the nine months ended September 27, 2008. Gross margin for core products was 52.6% for the first nine months of 2009, as compared to 47.6% for the same period in 2008. The increase is primarily due to product recall costs of $22.8 million in the first nine months of 2008 and an increase in net selling price per barrel in 2009. Excluding the impact of costs associated with the recall in 2008, gross profit for core products was $103.73 per barrel and gross margin was 53.1% for the first nine months of 2008.
Cost of goods sold for core products decreased to $95.77 per barrel for the nine months ended September 26, 2009, as compared to $101.57 per barrel for the same period last year. Excluding the impact of recall costs of $6.42 per barrel in 2008, cost of goods sold was $95.15 per barrel for the nine months ended September 27, 2008. Not including the recall costs, the increase in costs of goods sold of $0.62 per barrel was primarily due to higher package material costs, partially offset by lower per barrel costs of operating the Company’s breweries, driven by lower energy costs, and the full year shortfall fee taken in 2008.
Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $11.4 million, or 11.3%, to $89.8 million for the nine months ended September 26, 2009, as compared to $101.2 million for the nine months ended September 27, 2008. Advertising, promotional and selling expenses for core brands were 29.8% of net revenue, or $60.14 per barrel, for the nine months ended September 26, 2009, as compared to 35.1% of net revenue, or $68.09 per barrel, for the nine months ended September 27, 2008. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are primarily a result of reductions in freight expenses to wholesalers and better advertising rates and utilization, as well as more efficient spending and the timing of marketing programs that were only partially offset by increases in salaries and benefits due to the addition of sales personnel.
General and administrative. General and administrative expenses increased by 4.4%, or $1.1 million, to $27.1 million for the nine months ended September 26, 2009, as compared to the same period last year. The increase is largely driven by a full nine months of operating costs related to the Pennsylvania Brewery, which was purchased in June 2008, partially offset by a decrease in salary and benefit costs at the Company’s corporate office.
Total other income, net. Other income, net, decreased by $1.4 million to $85,000 for the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008. This decrease is due to less interest earned on lower average cash and cash equivalents balances during the nine months ended September 26, 2009, as compared to the same period in 2008.
Provision for income taxes. The Company recorded a tax provision of $17.8 million for the nine months ended September 26, 2009, compared to $5.1 million in the prior year. The Company’s effective tax rate decreased to approximately 43.0% for the nine months ended September 26, 2009 from 53.2% for the same period last year. The decrease in the effective tax rate is primarily due to lower pretax income in 2008, as a result of the 2008 product recall, with no corresponding reduction in non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased to $44.8 million as of September 26, 2009, from $9.1 million as of December 27, 2008, primarily as a result of cash flows provided by operating activities, partially offset by purchases of property, plant and equipment and cash flows used in financing activities.
Cash flows provided by operating activities consist of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, and other non-cash items included in operating results. Also affecting cash flows provided by operating activities are changes in operating assets and liabilities, such as accounts receivable, inventory, prepaid expenses and other assets, accounts payable and accrued expenses.

Cash flows provided by operating activities of $48.5 million for the nine months ended September 26, 2009 primarily resulted from net income of $23.7 million, non-cash items of $15.3 million and a net decrease in operating assets and liabilities of $9.6 million. Cash flows provided by operating activities of $27.2 million for the nine months ended September 27, 2008 primarily resulted from the sale of all of the Company’s remaining trading securities of $16.2 million, net income of $4.5 million and non-cash items of $7.1 million, partially offset by a net increase in operating assets and liabilities of $0.6 million.
Comparing the nine month periods ended September 26, 2009 and September 27, 2008, cash flows provided by operating activities increased by $21.4 million. The increase resulted from a $19.2 million increase in net income, a $10.2 million net decrease in operating assets and liabilities and an $8.2 million increase in non-cash items, partially offset by a decrease in sales of trading securities of $16.2 million. The net decrease in operating assets and liabilities of $9.6 million in 2009, as compared to the $0.6 million net increase in 2008, is attributable to changes in inventories of $4.3 million, prepaid expenses and other assets of $10.4 million and accrued expenses of $6.9 million, offset by a change in accounts payable of $8.4 million and accounts receivable of $3.0 million.
The Company used $11.9 million in investing activities during the nine months ended September 26, 2009, as compared to $90.3 million during the nine months ended September 27, 2008. The $78.4 million decrease in investing activities primarily resulted from a reduction in capital expenditures at the Pennsylvania Brewery, as the purchase and major investments necessary to restart and upgrade the brewhouse were completed in 2008.
Cash used in financing activities was $0.9 million during the nine months ended September 26, 2009, as compared to $5.6 million of cash used in financing activities during the nine months ended September 27, 2008. The $4.7 million decrease in cash used for financing activities is primarily due to a $11.2 million decrease in repurchases of Class A Common Stock from the prior year, partially offset by a reduction in proceeds from the exercise of stock options of $3.2 million and a reduction in excess tax benefits from stock-based compensation arrangements of $3.4 million.
During the nine months ended September 26, 2009, the Company repurchased approximately 139,600 shares of its Class A Common Stock for a total cost of $4.1 million. On August 10, 2009, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $20.0 million, thereby increasing the limit from $120.0 million to $140.0 million. Through September 26, 2009, the Company had repurchased a cumulative total of approximately 8.6 million shares of its Class A Common Stock for an aggregate purchase price of $118.1 million, and had approximately $21.9 million remaining on the $140.0 million share buyback expenditure limit set by the Board of Directors.
The Company expects that its cash balances as of September 26, 2009 of $44.8 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2009 and 2010 Outlook
Based on information of which the Company is currently aware and its projection that 2009 depletions will increase approximately 2 to 3% compared to 2008, the Company projects 2009 earnings per diluted share of between $1.75 and $2.05, but actual results could vary significantly from this target. The Company is committed to maintaining volume and healthy pricing, and is prepared to invest to accomplish this, even if these investments cause short term earnings decreases.
The Company currently expects 2009 capital expenditures to be between $14.0 million and $18.0 million. This amount includes approximately $7.0 million of carryover projects committed in 2008 for the Pennsylvania Brewery and completed during the first half of 2009. The Company is focused on projects that will increase efficiency and productivity at its breweries. Decisions as to which projects will actually be undertaken will depend, in part, on their projected returns on investment. Accordingly, actual 2009 capital expenditures may well be different from these estimates.
Looking forward to 2010, based on information of which the Company is currently aware, the Company hopes to increase revenue per barrel by 2% through minor front line and deal level adjustments and forecasts stability on costs of packaging and ingredients and a continued improvement in operating costs at the Pennsylvania Brewery. If successful, the Company could have full year 2010 gross margins that are consistent with the gross margin levels realized in the third quarter of 2009. While the Company continues to experience a healthy pricing environment, there is no guarantee that it will be able to achieve the planned price increases. The Company intends to increase investment in its brands in 2010 commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes. The Company will provide further 2010 guidance when the Company presents full year 2009 results.
The Company is currently evaluating 2010 capital expenditures and, based on current information, its initial estimates are between $15.0 million and $25.0 million, most of which relate to continued investments in the Pennsylvania Brewery, as the Company pursues efficiency initiatives. The actual amount spent may well be different from these estimates as the Company continues to analyze its investment opportunities. Based on information currently available, the Company believes it could support growth in 2010 in excess of 10% without significant capacity expansion.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At September 26, 2009, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the nine month period ended September 26, 2009 other than the contract relating to production at the Rochester Brewery.
The Company has been informed that ownership of the brewery located in Rochester, New York owned by High Falls Brewing Company (the “Rochester Brewery”) changed in February 2009 and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. The new owners have indicated a willingness to negotiate a new production arrangement, but only on terms less favorable to the Company. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009, pending resolution of the contract issues. The Company has the matter under advisement, including an assessment of its legal rights, remedies and obligations, but does not believe that any inability to avail itself of production capacity at the Rochester Brewery will have a material impact on its ability to meet demand for its products.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the nine month period ended September 26, 2009.
Recent Accounting Pronouncements
The Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) became effective for the Company in the quarter ended September 26, 2009. The Codification brings together in one place all authoritative Generally Accepted Accounting Principals (“GAAP”) and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.
In accordance with ASC topic 820, Fair Value Measurements and Disclosures, formerly known as Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, effective December 28, 2008, the first day of the Company’s current fiscal year, the Company adopted the applicable provisions which establishes a framework for measuring fair value and expands disclosures about fair value measurements including nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the general standards of accounting for and disclosure of business combinations was modified. In accordance with ASC 805, Business Combinations, formerly known as SFAS 141R, Business Combinations, in a business combination transaction an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statement disclosures, ASC 805 also outlines and addresses the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date, which generally affects income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting of valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retroactive. The Company will evaluate the impact of ASC 805 on its consolidated financial statements in the event future business combinations are contemplated.
In December 2007, general standards of accounting for disclosure of events that have occurred after the balance sheet date but before financial statements are issued were established. ASC 855, Subsequent Events, formerly known as SFAS 165, Subsequent Events, provides the general standards which are applicable for interim or annual financial periods ending after June 15, 2009. Effective June 15, 2009, the Company adopted the provisions of ASC 855 and has evaluated subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require disclosure.

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
As of September 26, 2009, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On August 10, 2009, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $20.0 million, thereby increasing the limit from $120.0 million to $140.0 million. As of September 26, 2009, the Company has repurchased a cumulative total of approximately 8.6 million shares of its Class A Common Stock for an aggregate purchase price of $118.1 million and had $21.9 million remaining on the $140.0 million share buyback expenditure limit.
During the nine months ended September 26, 2009, the Company repurchased 141,735 shares of its Class A Common Stock as illustrated in the table below.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 28, 2008 to January 31, 2009	943	$19.26	—	$5,988,654
February 1, 2009 to February 28, 2009	297	25.44	—	5,988,654
March 1, 2009 to March 28, 2009	—	—	—	5,988,654
March 29, 2009 to May 2, 2009	—	—	—	5,988,654
May 3, 2009 to May 30, 2009	12,689	28.33	12,499	5,632,879
May 31, 2009 to June 27, 2009	85,733	29.11	85,566	3,140,921
June 28, 2009 to August 1, 2009	41,670	29.60	41,516	1,910,649
August 2, 2009 to August 29, 2009	308	19.59	—	21,910,649
August 30, 2009 to September 26, 2009	95	19.14	—	21,910,649

Total	141,735	$29.08	139,581	$21,910,649

During the nine months ended September 26, 2009, the Company repurchased 2,154 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of November 3, 2009, the Company had 10.1 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: November 5, 2009	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: November 5, 2009	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report