Form 10-K
period 2009-12-26
BOSTON BEER CO INC
filed 2010-03-09
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $166,682,513 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 27, 2009). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 5, 2010, there were 9,911,875 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting to be held on May 26, 2010 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K
For The Period Ended December 26, 2009

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer and the largest independently-owned brewer overall in the United States. In fiscal 2009, Boston Beer sold approximately 2 million barrels of its proprietary products (“core brands”) and brewed or packaged approximately 200,000 barrels under contract (“non-core products”) for third parties.

During 2009, the Company sold over twenty beers under the Samuel Adams® or the Sam Adams® brand names, eight flavored malt beverage products under the Twisted Tea® brand name, and one hard cider product under the HardCore® brand name. Boston Beer produces malt beverages and hard cider products at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). During 2009, the Company brewed certain products under contract at facilities located in Rochester, New York and La Crosse, Wisconsin. The Company also has contracts to brew certain products with breweries located in Eden, North Carolina and Latrobe, Pennsylvania that were not activated during 2009.

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Beer Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. Since the end of Prohibition, most domestic brewers have shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers has coincided with consolidation in the beer industry. During 2008, SABMiller plc and Molson Coors Brewing Company combined their United States operations into a joint venture, MillerCoors LLC (“MillerCoors”), and InBev completed its acquisition of Anheuser-Busch, Inc., creating Anheuser-Busch InBev (“AB InBev”). Today, these two major brewers comprise over 94% of all United States domestic beer production, excluding imports. Further, these two major brewers have entered the Better Beer category recently, either by developing their own beers, acquiring, in whole or part, existing craft brewers, or by importing and distributing foreign brewers’ brands. On January 11, 2010, Heineken N.V. (“Heineken”) announced its acquisition of the beer operations of Fomento Economico Mexicano, SAB de CV (“FEMSA Cerveza”) which will make Heineken the number two brewer internationally by revenue and significantly increase Heineken’s ownership position in the Better Beer Market with the addition of FEMSA Cerveza brands, including Dos Equis®, Sol® and Tecate®.

The Company’s beer products are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers as well as specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only the imports Corona® and Heineken®. The Company estimates that the Craft Beer category grew approximately 5%, while the Better Beer category was down 2% to 4% and the total beer category was down 1% to 2% in 2009. The Company believes that the Better Beer category is approximately 20% of United States beer consumption.

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

The Company’s Twisted Tea® product line competes primarily within the flavored malt beverage (“FMB”) category of the beer industry. FMB’s, such as Twisted Tea®, Smirnoff Ice®, BacardiSilver® and Mike’s Hard Lemonade®, are flavored malt beverages that are typically priced competitively with Better Beers. The Company believes that the FMB category comprises approximately 2% of United States beer consumption. The Company believes that the volume comprising the FMB category decreased high single digits in 2009.

Narrative Description of Business

The Company’s business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand availability and awareness through advertising, point-of-sale and promotional programs.

Products Marketed

The Company’s product strategy is to create and offer a world-class variety of traditional beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. In most markets, the Company focuses its advertising and promotional dollars on Samuel Adams Boston Lager®, Samuel Adams® Seasonal Beers and Sam Adams Light®.

The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but receives limited promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong drinker following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® brand in these markets and expand into new markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of significant continuing styles as of December 26, 2009:

Year First Introduced

Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® Noble Pils	2009
Brewmaster’s Collection
Samuel Adams® Boston Ale	1987
Samuel Adams® Cream Stout	1993
Samuel Adams® Honey Porter	1994
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Pale Ale	1999
Samuel Adams® Black Lager	2005
Samuel Adams® Irish Red	2008
Samuel Adams® Blackberry Wit	2009
Samuel Adams® Coastal Wheat	2009
Imperial Series
Samuel Adams® Double Bock	1988
Samuel Adams® Imperial White	2009
Samuel Adams® Imperial Stout	2009

Year First Introduced

Barrel Room Collection
Samuel Adams® American Kriek	2009
Samuel Adams® Stony Brook Red	2009
Samuel Adams® New World Tripel	2009
Limited Edition Beers
Samuel Adams® Triple Bock®	1994
Samuel Adams Utopias®	2001
Samuel Adams® Chocolate Bock	2003
Samuel Adams® Imperial Pilsner	2005
Flavored Malt Beverages
Twisted Tea® Hard Iced Tea	2001
Twisted Tea® Raspberry Hard Iced Tea	2001
Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea® Peach Hard Iced Tea	2005
Twisted Tea® Light Hard Iced Tea	2007
Twisted Tea® Green Citrus Hard Iced Tea	2008
Twisted Tea Midnight® Hard Iced Tea	2008
Twisted Tea® Backyard Batch Hard Iced Tea	2009
Hard Cider
HardCore® Crisp Hard Cider	1997

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2009, Samuel Adams® Scotch Ale was brewed and included in the Samuel Adams® Brewmaster’s Collection Mix Pack, Samuel Adams® Dunkelweizen was brewed and included in the Harvest Collection variety pack and Samuel Adams® Cranberry Lambic, Samuel Adams® Old Fezziwig® Ale and Samuel Adams® Holiday Porter were brewed and included in the Samuel Adams® Winter Classics variety pack. During 2010, the Company expects to add Samuel Adams® White Ale to one of the Company’s variety packs.

The Company continually evaluates the performance of its various beers, flavored malt beverages and hard cider styles and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Samuel Adams® Hefeweizen and Samuel Adams® Brown Ale were discontinued during 2009. Certain styles discontinued in previous years may be produced for the Company’s variety packs.

Product Innovations

The Company is committed to remaining a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams® drinker to try new styles of malt beverages. To that end, the Company continually test brews different beers and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes the annual LongShot® American Homebrew Contest® in which Samuel Adams® drinkers and employees of the Company submit homebrews for inclusion in the LongShot® six-pack in the following year.

During 2009, the Company introduced the Samuel Adams® Imperial Series beers, which offers drinkers intense versions of traditional beer styles by boosting the quantity of ingredients and testing the limits of each traditional style. The Company also introduced the Samuel Adams® Barrel Room Collection, which includes three oak-barrel aged beers brewed and aged at the Boston Brewery.

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

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean, Pacific Rim and Mexico. During 2009, the Company’s largest distributor accounted for approximately 4% of the Company’s net sales. The top three distributors accounted for approximately 9%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors.

The Company typically receives orders in the first week of a month for products to be shipped the following month. Products are shipped within days of completion and, accordingly, there has historically not been any significant product order backlog. During 2009, Boston Beer sold its products through a sales force of approximately 265 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt.  The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. In 2009 and 2008, the barley crop in the United States and Canada was consistent with ten-year averages overall in terms of quality and quantity. The 2009 barley crop was purchased at prices slightly higher than long-term averages. The Company purchased most of the malt used in the production of its beer from one major supplier during 2009. The Company currently has a multi-year contract with that supplier, but also believes that there are other malt vendors available that are capable of supplying its needs.

Hops.  The Company uses Noble hops varieties for its Samuel Adams® lagers. Noble hops are produced in several specific growing areas recognized for growing hops with superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. The contracts with the hop dealers are denominated in Euros for the German and Czech hops and in Pounds Sterling for the English hops. The Company does not currently hedge these forward currency commitments. The crops harvested in 2009 were at or above historical averages in terms of both quality and quantity for all hop varieties from Germany, the Czech Republic and the UK and the Company expects to receive all hops that were contracted for, with the exception of two varieties from Germany, for which the under-delivery is not material and is not currently expected to impact the production of the Company’s beers. The Company’s goal is to maintain approximately one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, and the Company’s current hop inventory is expected to meet this standard. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

During early 2008, many brewers experienced shortages of hops as demand exceeded supply, driving up prices and requiring brewers to contract out longer than historically necessary to reserve for their needs. The Company similarly added contracts for future years to protect its positions with its special varieties of hops. In the beginning of 2009, as a result of significant new plantings and as brewers have reviewed their actual future needs, the prices for some of the hop varieties that the Company uses has declined and the Company believes that during the next few years it will be able to add to certain of its hop positions at significant discounts to 2008 prices.

Yeast.  The Company maintains a supply of proprietary strains of yeast used in its breweries. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains secure supplies in several locations and the strains are stored and protected at an outside laboratory. In addition, the breweries under contract with the Company maintain a supply of the yeasts that are reclaimed from the batches of brewed beer. These brewers are obligated by their contracts to use the Company’s proprietary strains of yeasts only for the brewing of the Company’s beers and such yeasts cannot be used without the Company’s approval to brew any other beers produced at the respective breweries.

Other Ingredients.  The Company maintains competitive sources for the supply of other ingredients used in some of its specialty malt-based and cider products.

Packaging Materials.  The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers and crowns. The Company enters into limited term supply agreements with certain vendors in order to receive preferential pricing. Historically, glass and labels were each supplied by a single source, although the Company believes that alternative suppliers are available. As of January 1, 2009, the Company began sourcing glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor became the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.

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

Quality Assurance

As of December 26, 2009, the Company employed fourteen brewmasters to monitor the Company’s brewing operations and control the production of its beers. Over 125 tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage and HardCore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products in order to ensure that its customers enjoy only the freshest beer. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

Prior to 2007, the Company pursued a balanced strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. As the number of available breweries has declined, the risks of disruption have increased, and the dynamics of the brewery strategy of ownership versus brewing in breweries owned by others has changed. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition on June 2, 2008 of substantially all of the assets of the Pennsylvania Brewery from Diageo North America, Inc. (“Diageo”). From 2007 to 2009, core product volume brewed at Company-owned breweries increased from approximately 35% to over 95%. The Company expects to brew over 95% of core product volume in 2010 at Company-owned breweries. The Company believes it could support growth in 2010 in excess of 10% without significant capacity expansion of its owned breweries, and that further growth could be supported through expanding the Company’s use of production arrangements with third parties, including those currently under contract. The Company continues to evaluate capacity optimization at its owned breweries and the potential significant capital required for expansion of absolute capacity at the Pennsylvania Brewery.

The aggregate purchase price for the acquisition of the Pennsylvania Brewery assets was $56.5 million, which was paid in cash and includes $54.6 million in purchase price and $1.9 million in transaction costs, and represents property, plant and equipment. During fiscal year 2008, the Company spent $43.9 million on capital improvements at the Pennsylvania Brewery to upgrade portions of the facility and to restart the brew house. Brewing began prior to taking ownership of the brewery, and kegging and bottling commenced during the third quarter of 2008. Most of the major investments necessary to upgrade the facility were completed in 2008. The Company spent an additional $12.5 million in 2009 on improvements at the Pennsylvania Brewery and continues to focus on projects that will drive efficiency and increase productivity.

The other Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts, and the Company currently has brewing and packaging services arrangements with MillerCoors, City Brewing Company, LLC and Nestlé Professional Vitality to produce its products at breweries in Eden, North Carolina, Latrobe, Pennsylvania, La Crosse, Wisconsin and Chicago, Illinois respectively. As noted elsewhere, the Company’s brewing services arrangements at the brewery located in Rochester, New York, (the “Rochester Brewery”) are currently in dispute. The Company carefully selects breweries and co-pack facilities owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing and packaging arrangements with third parties, the Company is charged a per unit rate for its products that are produced at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew and package the Company’s beers.

In 2009, the Company invested over $3.2 million in property, plant and equipment at the Cincinnati Brewery in order to maintain the facilities and improve efficiencies. The Company brewed approximately 30% of its core product volume at the Cincinnati Brewery in 2009. While the Cincinnati Brewery produces all of the Company’s products, it is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Company is evaluating further capital investments in the Cincinnati Brewery to improve the brewery’s capacity, economics, capability and flexibility, as both an alternative and a complement to the Company’s other brewery options.

The Company’s Boston Brewery production is mainly for developing new types of innovative and traditional products and to brew and package Samuel Adams® Barrel Room Collection and certain keg beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. Most of the Company’s Samuel Adams® and HardCore® products are produced at the Boston Brewery in the course of each year.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such a disruption were to occur. Potential disruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures or operational shut downs. Also as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

The Company has been informed that ownership of the Rochester Brewery changed in February 2009 and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009, pending resolution of the contract issues. Although the new owners indicated a willingness to negotiate a new production arrangement, the parties were unable to reach an agreement and the new owners withdrew their proposals. As a result, in February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association, naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. The arbitration is in its earliest stages and no prediction of the likely outcome can be made at this time. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers with similar pricing and target consumers and gains in market share over the last ten years achieved by imported beers. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their fifth successive year of growth in 2009. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States. These import competitors may have substantially greater financial resources, marketing strength and distribution networks than the Company. On January 11, 2010, Heineken announced its acquisition of FEMSA Cerveza which will make Heineken the number two brewer internationally by revenue and significantly increase Heineken’s ownership position in the Better Beer Market with the addition of FEMSA Cerveza brands. The two largest brewers in the United States, MillerCoors and AB Inbev, have entered the Better Beer category recently, either by developing their own beers, acquiring, in whole or part, existing craft brewers, by importing and distributing foreign brewers’ brands or by increasing their efforts on their own beers that might compete in Better Beer.

The Company also competes with other alcoholic beverages for drinker attention and consumption. In recent years, wines and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up and position our beers competitively with wine and spirits.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf, cold box and tap space. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising, trade and drinker promotions, pricing, packaging and the development of new products.

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

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company’s operations are subject to more restrictive regulations and increased taxation by federal, state and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Licenses and Permits

The Company, through its wholly-owned subsidiaries, Boston Beer Corporation, Samuel Adams Brewery Company, Ltd. and Samuel Adams Pennsylvania Brewery Company, produces its alcoholic beverages pursuant to a federal wholesaler’s basic permit, a federal brewer’s notice and a federal winery registration. Its products are then sold by Boston Beer Corporation to distributors. Brewery and wholesale operations require various federal, state and local licenses, permits and approvals. Suppliers, such as the Company, and/or distributors of alcoholic beverages are prohibited from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any required additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.

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

Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for it to conduct business within its jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results. The Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Taxation

The federal government and all of the states levy excise taxes on beer and hard cider. For brewers producing no more than 2.0 million barrels of malt beverages per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of malt beverages removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel for all barrels produced. Prior to 2009, the Company was able to take advantage of the reduced tax on the first 60,000 barrels of its malt beverages produced; however, in 2009 the Company’s total production of malt beverages under its licenses exceeded 2.0 million barrels and it was not able to take advantage of this reduced tax benefit. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability for these taxes varies by state. Twisted Tea® is classified as a malt beverage for federal excise tax purposes. In some states, Twisted Tea® may be taxed at a higher rate depending on the exact brewing process. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $7.00 per barrel.

During the third quarter of 2007, the TTB performed a routine audit of the Cincinnati Brewery and other breweries where some of the Company’s products are produced, disputing the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea® shipments. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. During the first quarter of 2009, the Company and the TTB reached a final settlement and the Company paid the TTB the sum of $3.7 million.

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

Trademarks

The Company has obtained United States Trademark Registrations for several trademarks, including Samuel Adams®, Sam Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Cherry Wheat®, Samuel Adams Utopias®, Triple Bock®, Old Fezziwig®, Sam Adams Light®, Twisted Tea®, Twisted Tea Midnight®, HardCore®, Longshot® and American Homebrew Contest®. The Samuel Adams® trademark and the Samuel Adams Boston Lager® trademark (including the design logo of Samuel Adams) and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its “Samuel Adams” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

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

The Company’s operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages. Illustrative of these risks, in 2008, glass inclusions in certain bottles of beer were detected during routine quality control inspections at the Cincinnati Brewery. The Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products, as a precautionary step. The Company substantially completed the recall process during 2008. While the Company does not anticipate repetition of such problems, the Company’s operations are subject to a range of operating hazards that include potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging, the occurrence of which could result in unexpected costs to the Company, and in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability. The Company and the breweries where it brews under contract maintain insurance which the Company believes is sufficient to cover any product liability claims which might result from a contamination or other product liability with respect to its products, although the Company does not carry product recall insurance.

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

Employees

As of December 26, 2009, the Company employed approximately 780 people, of which approximately 75 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, with one of the contracts expiring in late 2010 and two contracts expiring in early 2012. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the large number of craft brewers with similar pricing and target consumers and gains in market share achieved by imported beers, a number of which are now imported and promoted by the two largest multi-national brewing companies, AB Inbev and MillerCoors. The Company faces strong competition from these two brewers as they introduce new domestic specialty and “faux craft” brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Furthermore, in 2010, Heineken announced its acquisition of FEMSA Cerveza which will significantly increase Heineken’s ownership position in the Better Beer Market with the addition of FEMSA Cerveza brands. Samuel Adams® is the third largest brand in the Better Beer category of the United States brewing industry, trailing only Corona® and Heineken®. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share. The Company’s products, including its Twisted Tea® products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including Corona®, Heineken® and the large domestic brewers, which are now parts of larger, foreign-owned and financed brewers, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

The Joint Venture Between SABMiller and Molson Coors, the InBev Purchase of Anheuser-Busch and the Heineken Purchase of FEMSA Could Bring Added Pressures to the Company’s Ability to Compete.

In recent years, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. On June 30, 2008, the domestic joint venture arrangement between SABMiller and Molson Coors Brewing Company was completed which has made the combined brewer, MillerCoors, the second largest brewer in the United States, providing greater resources and a distribution platform to compete more effectively in the United States. On November 18, 2008, InBev completed its acquisition of Anheuser-Busch, creating Anheuser-Busch InBev, one of the world’s top five consumer products companies, managing a portfolio of over 200 brands. Furthermore, AB InBev holds the number one or number two position in many markets, giving it the opportunity to exert significant influence over distributors, retailers and drinkers. On January 11, 2010, Heineken announced its acquisition of FEMSA Cerveza which will make Heineken the number two brewer internationally by revenue and significantly increase Heineken’s ownership position in the Better Beer Market with the addition of FEMSA Cerveza brands, including Dos Equis®, Sol® and Tecate®. According to published reports, the MillerCoors joint venture is expected to bring savings of $500 million by 2010, the AB Inbev merger is expected to bring savings of $2.25 billion by 2012 and Heineken expects to achieve €150 million (approximately $216.1 million as of the acquisition date) in annual cost savings by 2013. Due to the increased leverage that these combined operations will have, the costs to the Company of competing could increase and the availability of brewing capacity could be reduced. The potential also exists for MillerCoors, AB Inbev and Heineken to increase their influence with their distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

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

Prior to 2007, the Company pursued a strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. As the number of available breweries has declined, the risks of disruption have increased, and the dynamics of the brewery strategy of ownership versus brewing in breweries owned by others has changed. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition on June 2, 2008 of substantially all of the assets of the Pennsylvania Brewery from Diageo. From 2007 to 2009, core product volume brewed at Company-owned breweries increased from approximately 35% to over 95%. The Company expects to brew over 95% of core product volume in 2010 at Company-owned breweries. The Company believes that it can expand brewing capacity at the Pennsylvania Brewery with significant capital investment.

The addition of the Pennsylvania Brewery has significantly changed the direction of the Company’s operations from mainly brewing at breweries owned by others to mainly brewing at Company-owned breweries. This change increases the capital required by the Company to brew and package its beers and creates a more significant fixed-cost structure for the Company. The engineering, production management and leadership skills required to operate a brewery are different from those required to work with breweries where beer is brewed under contract with others. The Company believes that the shift to brewing at Company-owned breweries has brought some operational savings, increased flexibility, greater reliability and better quality control capabilities throughout its brewing, fermentation, finishing and packaging operations, but that this shift is accompanied by risks and the increased cost of owning, maintaining and operating fixed assets. There is no certainty that the ultimate operating costs will be more favorable to the Company than the costs incurred under the brewing strategy the Company had been using since its inception.

In Addition to the Added Complexity in the Company’s Operations that will Arise From the Acquisition of the Pennsylvania Brewery, the Management Pressures that Accompany the Company’s Growth May Also Exceed the Company’s Ability to Manage the Growth and Implement Appropriate Internal Controls.

The combination of the Company’s recent growth and its purchase of the Pennsylvania Brewery have increased the operating complexity of the business. There can be no assurance that the Company will effectively manage such increased complexity without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the business.

Unexpected Events at Company-owned Breweries and Breweries Owned by Others Could Harm Its Business which Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

The Company-owned breweries are located in Breinigsville, Pennsylvania, Cincinnati, Ohio and Boston, Massachusetts. During 2009, the Company brewed certain products under contract at facilities located in Rochester, New York, La Crosse, Wisconsin and Chicago, Illinois. The Company also has contracts to brew certain products with breweries located in Eden, North Carolina and Latrobe, Pennsylvania that were not activated during 2009. The Company carefully selects breweries owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Higher than planned costs of operating under contract arrangement at breweries owned by others or an unexpected decline in the brewing capacity available to the Company could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

In 2009, the Company brewed its Samuel Adams Boston Lager® at each of its Company-owned brewing facilities, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager®. The Company believes that it has sufficient capacity options that would allow for a shift in production locations if necessary, although it is unable to quantify any additional costs, capital or operating, if any, that it might incur in securing access to such capacity.

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

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt and hops, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2009. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in the Company’s ales. The Company enters into purchase commitments with two hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to ensure that the Company’s needs are met. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

Historically, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers, although the Company has had to pay significantly above historical prices to secure supplies when inventory and supply has been tight. Although the Company believes that there are alternate sources available for some of the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured.

The Company’s contracts for hops are payable in Euros for German and Czech hops and in Pounds Sterling for English hops, and therefore, the Company is subject to the risk that the Euro or Pound may fluctuate against the U.S. dollar, as has been the case over the last several years. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Currently, the cost of hops is approximately 4% of the Company’s product cost. The cost of hops has greatly increased in recent years due to exchange rate changes and the rising market price of hops, and continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet demand.

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains multiple sources for the supply of most of its packaging materials, such as shipping cases, six-pack carriers and crowns. Historically, glass and labels are each supplied by single sources. As of January 1, 2009, the Company began sourcing glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation. This agreement calls for Anchor to be the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery and establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers.

Although the Company believes that alternative suppliers are available, the loss of the Company’s glass or other packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be duplicated at time of renewal. This could expose the Company to significant cost increases in future years.

The Company initiates bottles deposits in some states and reuses most of the glass bottles that are returned pursuant to certain state bottle recycling laws and derives some economic benefit from this practice. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. The Company believes that it benefits economically from cleaning and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, retailer, distributor and glass dealer behavior, the availability of equipment and service providers that will clean bottles for reuse, and may be adversely affected by changes in state regulation. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue to do so.

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

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. As discussed elsewhere, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products during 2008. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The Company substantially completed the recall process during 2008. While the Company does not anticipate repetition of such problems, the Company’s operations are subject to a range of operating hazards which include product contamination, the occurrence of which could result in unexpected costs to the Company, and in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability.

The Company is Subject to Existing and Potential Additional Regulation and Taxation, which Can Impose Burdens on Its Operations and Narrow the Markets for Its Products.

The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. The Company’s operations may be subject to more restrictive regulations and increased taxation by federal, state and local governmental agencies than are those of non-alcohol related businesses. For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or supplier. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals, when required, or the failure to obtain approval for the transfer of any existing permits or licenses, could have a material adverse effect on the ability of the Company to conduct its business. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations, paid the appropriate excise taxes or does not maintain the approvals necessary for it to conduct business within their respective jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages such as flavored malt beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of the Company’s products. If federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not necessarily believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of the Company’s products. Recently, states have been reviewing the state tax treatment for FMB’s which could result in increased costs for the Company and decreased sales.

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

As previously discussed, in February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association, naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. The arbitration is in its earliest stages and no prediction of the likely outcome can be made at this time.

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

There is no guarantee that the brand equities that the Company has built in its brands will continue to appeal to drinkers. Changes in drinker attitudes or demands could adversely affect the strength of the brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition its brands, but there is no certainty that the Company would be able to maintain volumes, pricing power and profitability. It is also possible that marketing messages or other actions taken by the Company could damage the brand equities as opposed to building them. If such damage should occur, it could have a negative effect on the financial condition of the Company.

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

The Company’s Operating Results and Cash Flow May Be Adversely Affected by Unfavorable Economic and Financial Market Conditions.

The recent volatility and uncertainty in the financial markets and economic conditions may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy and agricultural products may rise faster than current estimates; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s wholesalers may increase; (d) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (e) overall beer consumption may decline; or (f) drinkers of the Company’s beers may change their purchase preferences and frequency, which might result in sales declines.

Volatile and uncertain financial markets and economic conditions may cause disruption in the Company’s operations and cash flow and reduce its gross profit and gross margin, as described above, and may also increase the Company’s advertising, promotional and selling and general and administrative costs, and therefore adversely impact our operating results.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2009 fiscal year, and (3) remain unresolved.

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

The Company owns approximately 69 acres of land in Breinigsville, Pennsylvania, which houses the Company’s Pennsylvania Brewery. The buildings on this property consist of approximately 853,000 square feet of brewery space.

The Company owns approximately 8.5 acres of land in Cincinnati, Ohio, which houses the Company’s Cincinnati Brewery. The buildings on this property consist of approximately 128,500 square feet of brewery space.

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

In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association, naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. The arbitration is in its earliest stages and no prediction of the likely outcome can be made at this time.

The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 4.	Submission of Matters to a Vote of Security Holders

In October 2009, the sole holder of the Company’s Class B Common Stock (i) approved an amendment to the Company’s Employee Equity Incentive Plan (the “EEIP”) to increase the number of shares of Class A Common Stock subject to the EEIP by 812,500 shares and (ii) approved an amendment to the Company’s Non-Employee Director Plan (the “DIR”) to increase the number of shares of Class A Common Stock subject to the DIR by 200,000 shares.

In December 2009, the sole holder of the Company’s Class B Common Stock (i) approved the action of the Company’s Compensation Committee in setting the 2010 bonus opportunities for the Company’s CEO.

There were no other matters submitted to a vote of the holders of Class A or Class B Common Stock of the Company during the fourth quarter ended December 26, 2009.

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

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2009	High	Low

First Quarter	$29.26	$17.50
Second Quarter	$31.36	$20.31
Third Quarter	$42.21	$27.88
Fourth Quarter	$47.00	$36.20

Fiscal 2008	High	Low

First Quarter	$49.98	$33.64
Second Quarter	$48.59	$37.99
Third Quarter	$54.15	$39.50
Fourth Quarter	$48.03	$25.55

There were 15,431 holders of record of the Company’s Class A Common Stock as of March 5, 2010. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 5, 2010 as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $50.54.

Class A Common Stock

At December 26, 2009, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 10,142,494 were issued and outstanding. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 26, 2009, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of March 5, 2010, C. James Koch was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

On August 10, 2009, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $20.0 million, thereby increasing the limit from $120.0 million to $140.0 million. As of December 26, 2009, the Company has repurchased a cumulative total of approximately 8.7 million shares of its Class A Common Stock for an aggregate purchase price of $121.1 million. As of December 26, 2009, the Company had approximately $18.9 million remaining on the $140.0 million share buyback expenditure limit.

During the twelve months ended December 26, 2009, the Company repurchased 211,420 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total		Part of Publicly	that May Yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

December 28, 2008 to January 31, 2009	943	$19.26	—	$5,988,654
February 1, 2009 to February 28, 2009	297	25.44	—	5,988,654
March 1, 2009 to March 28, 2009	—	—	—	5,988,654
March 29, 2009 to May 2, 2009	—	—	—	5,988,654
May 3, 2009 to May 30, 2009	12,689	28.33	12,499	5,632,879
May 31, 2009 to June 27, 2009	85,733	29.11	85,566	3,140,921
June 28, 2009 to August 1, 2009	41,670	29.60	41,516	1,910,649
August 2, 2009 to August 29, 2009	308	19.59	—	21,910,649
August 30, 2009 to September 26, 2009	95	19.14	—	21,910,649
September 27, 2009 to October 31, 2009	—	—	—	21,910,649
November 1, 2009 to November 28, 2009	15,000	41.48	15,000	21,288,436
November 29, 2009 to December 26, 2009	54,685	43.70	54,265	18,908,631

Total	211,420	$33.74	208,846	$18,908,631

Of the shares that were purchased during the period, 2,574 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
					Dec. 31
	Dec. 26	Dec. 27	Dec. 29	Dec. 30	2005
	2009	2008	2007	2006	(53 weeks)
	(In thousands, except per share and net revenue per barrel data)

Income Statement Data:
Revenue	$453,446	$449,554	$380,575	$315,250	$263,255
Less recall returns	—	13,222	—	—	—
Less excise taxes	38,393	37,932	38,928	29,819	24,951

Net revenue	415,053	398,400	341,647	285,431	238,304
Cost of goods sold	201,235	205,040	152,288	121,155	96,830
Recall related costs	—	9,473	—	—	—

Gross profit	213,818	183,887	189,359	164,276	141,474
Operating expenses:
Advertising, promotional and selling expenses	121,560	132,901	124,457	113,669	100,870
General and administrative expenses	36,938	34,988	24,574	22,657	17,288
Impairment of long-lived assets	1,049	1,936	3,443	—	—

Total operating expenses	159,547	169,825	152,474	136,326	118,158

Operating income	54,271	14,062	36,885	27,950	23,316
Other income, net	96	1,778	4,759	3,816	2,203

Income before provision for income taxes	54,367	15,840	41,644	31,766	25,519
Provision for income taxes	23,249	7,752	19,153	13,574	9,960

Net income	$31,118	$8,088	$22,491	$18,192	$15,559

Net income per share — basic	$2.21	$0.58	$1.58	$1.31	$1.10
Net income per share — diluted	$2.17	$0.56	$1.53	$1.27	$1.07
Weighted average shares outstanding — basic	14,059	13,927	14,193	13,900	14,126
Weighted average shares outstanding — diluted	14,356	14,341	14,699	14,375	14,516
Balance Sheet Data:
Working capital	$39,244	$1,797	$77,736	$79,692	$60,450
Total assets	$262,936	$219,757	$197,955	$154,475	$119,054
Total long-term obligations	$15,995	$12,672	$4,210	$5,016	$4,336
Total stockholders’ equity	$173,155	$140,028	$133,588	$108,589	$85,979
Statistical Data:
Barrels sold	2,222	2,341	1,876	1,612	1,364
Net revenue per barrel	$187	$170	$182	$177	$175

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Boston Beer Company is engaged in the business of producing and selling low alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its products to distributors, who in turn sell the products through to retailers and drinkers.

The Company’s products compete in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. In 2009, the Company estimates that growth of the Craft Beer category was approximately 5%, while the Better Beer category as a whole was down 2% to 4% and the total beer category declined approximately 1% to 2%. The Company estimates that the Better Beer category now comprises approximately 20% of domestic beer consumption. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category.

Depletions of the Company’s products, or distributor sales to retailers, increased approximately 3% in 2009, as compared to 2008, which was higher than the Company’s estimates of Better Beer category growth but lower than the Company’s estimates of Craft Beer category growth. In the first half of 2009, the Company experienced some slowing of depletion trends compared to the Craft Beer category. The Company believes it was simultaneously suffering from some trade down due to economic conditions, decreases in inventory levels at retailers and wholesalers, declines in the promotion activity at retail for better beers relative to premium and sub-premium brands and increased competitive activity through new products and geographic expansion. Having grown faster than the category for several years, the Company believes it was more impacted by these factors than some of its competitors in the Craft category, that were still benefiting from increasing distribution of primary and secondary styles. The Company adjusted its activities accordingly to focus on efficient brand investments and improving retail execution. During the second half of 2009, the Company had depletion trends closer to the growth rates in the Craft Beer category. While the trends have improved, the Company continues to face increased competition from expanded distribution of domestic specialty brands and regional craft brands.

Outlook

Year-to-date depletions reported to the Company through February 2010 were up approximately 9% from the same period in 2009, with one less selling day in 2010. The April 2010 year-to-date shipments and orders in-hand indicate that gross core shipments will be up approximately 9% versus the same period in 2009. Actual shipments may differ and no inferences should be drawn with respect to shipments in future periods.

The Company believes that the transition of ownership and start-up of brewing the Company’s products at the Pennsylvania Brewery continued to progress smoothly in 2009 and the Company made progress on efficiencies, quality, capacity and cost improvements at all of its breweries. Looking forward to 2010, based on information of which the Company is currently aware, the Company believes that the current competitive pricing environment is very challenging and has reduced its expectations for revenue per barrel increases. The Company currently projects increases of between 1% and 2% through minor price optimizations, as the competitive environment permits, but there can be no assurances that the Company will be able to achieve the planned revenue per barrel increases. The Company continues to forecast cost stability for packaging and ingredients and a continued improvement in operating costs at the Pennsylvania Brewery. If successful, the

Company could have full year 2010 gross margins of approximately 54%. The Company intends to increase investment in its brands by between $5.0 million and $10.0 million in 2010 commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes. Based upon the Company’s best estimates at this time, the Company is targeting 2010 earnings per diluted share to be between $2.35 and $2.65, but actual results could vary significantly from this target. The Company is committed to trying to grow market share and to maintain volume and healthy pricing, and is prepared to invest to accomplish this even if this causes short term earnings decreases. The Company believes that its 2010 effective tax rate will be approximately 42%.

Product Recall

On April 7, 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Company’s Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant of the supplier that supplied bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles during the first quarter of 2008. The recall process was substantially completed during the fourth quarter of 2008 and the Company estimates that it has destroyed or quarantined for destruction approximately 990,000 cases of the affected products to date, of which approximately 200,000 cases had been under the Company’s control at its breweries or warehouses. During the year ended December 27, 2008, as a result of the recall, the Company recorded charges directly associated with the recall that negatively impacted its 2008 operating results before tax by $22.7 million and its 2008 net income by $12.0 million. The estimated net income per dilutive share effect was $0.84 for the year ended December 27, 2008. The recorded charges were based on actual recall activities and the estimated cost of activities then remaining uncompleted and were derived from information available to the Company as of December 27, 2008. The Company made no material changes in its estimate of overall recall costs during the year ended December 26, 2009.

The Company currently believes it has claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such claims. Consequently, no amounts have been recorded as receivable as of December 26, 2009 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed or packaged at the Cincinnati and Pennsylvania Breweries under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.”

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Year Ended
	Dec. 26	Dec. 27	Dec. 29
	2009	2008	2007
	Barrels Sold (In thousands)

Core products	2,021	1,992	1,848
Non-core products	201	349	28
Total barrels	2,222	2,341	1,876

	Percentage of Net Revenue
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold (including recall related costs of 2.4% of net revenue in 2008)	48.5%	53.9%	44.6%

Gross profit	51.5%	46.1%	55.4%
Advertising, promotional and selling expenses	29.3%	33.4%	36.4%
General and administrative expenses	8.9%	8.8%	7.2%
Impairment of long-lived assets	0.3%	0.5%	1.0%

Total operating expenses	38.5%	42.7%	44.6%
Operating income	13.0%	3.4%	10.8%
Interest income, net	0.0%	0.4%	1.2%
Other (expense) income, net	0.0%	0.0%	0.1%

Income before provision for income taxes	13.0%	3.8%	12.1%
Provision for income taxes	5.6%	1.9%	5.6%

Net income	7.4%	1.9%	6.5%

Year Ended December 26, 2009 (52 weeks) Compared to Year Ended December 27, 2008 (52 weeks)

Net revenue.  Net revenue increased by $16.7 million, or 4.2%, to $415.1 million for the year ended December 26, 2009, from $398.4 million for the year ended December 27, 2008. Excluding the negative $13.2 million impact associated with the voluntary product recall in 2008, net revenue increased by $3.5 million, or approximately 1.0%, compared to the year ended December 27, 2008. This increase was due to increases in net selling prices, partially offset by a decrease in non-core revenue.

Volume.  Total shipment volume decreased by 5.1% to 2,222,000 barrels for the year ended December 26, 2009, as compared to 2,341,000 barrels for the year ended December 27, 2008. Excluding the 57,000 barrel negative impact associated with the product recall in 2008, shipment volume decreased by 176,000 barrels, or 7.5%. This decrease was due to a decrease in core shipments of 28,000 barrels, or 1.5%, and a decrease in non-core shipments of 148,000 barrels, or 42.3%. The decrease in shipment volume for the core brands was primarily due to declines in Samuel Adams Boston Lager® and Sam Adams Light®, only partially offset by growth in Samuel Adams® Seasonals and the Twisted Tea® brand family. The decrease in non-core shipments is primarily due to the termination of the 2008 Packaging Services Agreement with Diageo in May 2009.

The Company believes wholesaler inventory levels at December 26, 2009 were at appropriate levels.

Net selling price.  The net selling price per barrel for core brands increased by 3.4% to $201.94 per barrel for the year ended December 26, 2009, as compared to $195.35 for the same period last year. This increase in net selling price per barrel is primarily due to price increases taken in 2009. Excluding the impact of the recall, net selling price per core barrel increased by 2.9%.

Significant changes in the package mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of bottles to total shipments decreased by 1.0% points in core brands to 71.5% of total shipments for the year ended December 26, 2009 as compared to 2008.

Gross profit.  Gross profit for core products was $105.77 per barrel for the year ended December 26, 2009, as compared to $93.56 for the year ended December 27, 2008. Gross margin for core products was 52.4% for the year ended December 26, 2009, as compared to 47.9% for the year ended December 27, 2008. The increase in gross profit per barrel of $12.21 and gross margin of 4.5 percentage points is primarily due to price increases taken in 2009 and the effect of the product recall in 2008. Excluding the impact of product recall costs, gross profit for core products for the 2008 fiscal year was $101.98 per barrel and gross margin was 52.0%.

Cost of goods sold for core brands was $96.17 per barrel, or 47.6% as a percentage of net revenue, for the year ended December 26, 2009, as compared to $101.79 per barrel, or 52.1% as a percentage of net revenue, for the year ended December 27, 2008. Excluding the impact of recall costs of $4.76 per barrel in 2008, cost of goods sold was $94.29 per barrel for fiscal 2008. Not including the recall costs, the 2009 increase in cost of goods sold of $1.88 per barrel primarily resulted from increased package material costs, partially offset by higher shortfall fees incurred in 2008 compared to 2009 and lower per barrel costs of operating the Company’s breweries, driven by lower energy costs.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses decreased by $11.3 million, or 8.5%, to $121.6 million for the year ended December 26, 2009, as compared to $132.9 million for the year ended December 27, 2008. Such expenses for core brands were 29.8% of net revenue, or $60.15 per barrel, for the year ended December 26, 2009, as compared to 34.2% of net revenue, or $66.72 per barrel, for the year ended December 27, 2008. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of reductions in freight expenses to wholesalers and to a lesser extent better advertising rates and more efficient spending, partially offset by increases in salaries and benefits due to the addition of sales personnel. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative.  General and administrative expenses increased by $1.9 million, or 5.4%, to $36.9 million in 2009 as compared to 2008, driven by a full twelve months of operating costs related to the Pennsylvania Brewery, compared to only seven months in the same period in 2008, and increased consulting costs.

Impairment of long-lived assets.  During 2009, the Company incurred impairment charges of $1.0 million in 2009 based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company, compared to a $1.9 million impairment charge in 2008 for machinery and equipment owned by the Company, but held at a third-party brewery where the Company ceased brewing its products.

Stock-Based Compensation Expense.  For the year ended December 26, 2009, an aggregate of $4.1 million in stock-based compensation expense is included in advertising, promotional and selling expense and general and administrative expenses, which was flat compared to 2008.

Interest income.  Interest income decreased by $1.5 million to $0.1 million for the year ended December 26, 2009, primarily due to lower interest rates earned on decreased average cash and investment balances during 2009 as compared to 2008.

Provision for income taxes.  The Company’s effective income tax rate for the year ended December 26, 2009 decreased to 42.8% from the 2008 rate of 48.9%. This decrease in the effective tax rate is a result of higher pretax income but with no corresponding increase in non-deductible expenses.

Year Ended December 27, 2008 (52 weeks) Compared to Year Ended December 29, 2007 (52 weeks)

Net revenue.  Net revenue increased by $56.8 million, or 16.6%, to $398.4 million for the year ended December 27, 2008, from $341.6 million for the year ended December 29, 2007. Excluding the negative $13.2 million impact associated with the voluntary product recall, net revenue increased by $70.0 million compared to the year ended December 29, 2007. The increase was primarily due to an increase of approximately 7% in core net revenue per barrel and revenue from the packaging services agreement with Diageo.

Volume.  Total shipment volume increased by 465,000 barrels, or 24.8%, to 2,341,000 barrels for the year ended December 27, 2008, as compared to 1,876,000 barrels for the year ended December 29, 2007. Excluding the 57,000 barrel negative impact associated with the product recall, shipment volume increased by 522,000 barrels, or 27.8%, compared to the year ended December 29, 2007. The increase in volume was primarily attributable to production under the Diageo packaging services agreement, as well as an increase in core shipment volume of 10.9%. The increase in core shipment volume was due to double-digit growth rates in Samuel Adams® Seasonals, the Samuel Adams® Brewmaster’s Collection and the Twisted Tea® brand family.

Net selling price.  The selling price per core barrel increased by approximately 6.3% to $195.35 per barrel for the year ended December 27, 2008, as compared to $183.79 for the year ended December 29, 2007. This increase was primarily driven by core price increases and the impact of the $3.9 million excise tax provision recorded in 2007 related to the TTB audit, offset by a lower price per barrel for Diageo products produced under the packaging services agreement. Excluding the impact of the recall, net selling price per core barrel increased by 6.8%.

Gross profit.  Gross profit for core products was $93.56 per barrel, or 47.9% as a percentage of net revenue, for the year ended December 27, 2008, as compared to $102.05, or 55.5%, for the year ended December 29, 2007. The decrease in gross profit per barrel and gross margin is primarily due to the increase in cost of goods sold per barrel as compared to the prior year and the negative effect of the product recall of $11.40 per barrel. Excluding the impact of product recall costs, gross profit for core products for the 2008 fiscal year was $101.98 per barrel and gross margin was 52.0%.

Cost of goods sold for core brands increased to $101.79 per barrel, or 52.1% as a percentage of net revenue, as compared to $81.75 per barrel, or 44.5% as a percentage of net revenue, in the prior year. The increase is primarily due to higher packaging material and ingredient costs, as well as $9.5 million, or $4.76 per barrel, in costs incurred for the product recall efforts and the costs of products sold for which the associated revenue was reversed due to the product recall. The remaining increase in cost per barrel resulted from the Pennsylvania Brewery, whose costs included start-up expenses, and $2.3 million in full year shortfall fees associated with not meeting minimum volume requirements under brewing service arrangements with other brewing companies. Not including the recall costs, the 2008 increase in cost of goods sold was $12.54 per barrel.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $8.4 million, or 6.7%, to $132.9 million for the year ended December 27, 2008, as compared to $124.5 million in the prior year. The increase is primarily due to increases in freight expenses to wholesalers of $4.8 million and salary and benefit costs of $2.9 million. Such expenses for core brands were 34.2% of net revenue, or $66.72 per barrel, for the year ended December 27, 2008, as compared to 36.6% of net revenue, or $67.35 per barrel, for the year ended December 29, 2007.

General and administrative.  General and administrative expenses increased by $10.4 million, or 42.3%, to $35.0 million in 2008 as compared to 2007, primarily due to increases in salary and benefit costs of $3.9 million, start-up and recurring planned administrative costs related to the Pennsylvania Brewery of $3.9 million and legal expenses of $0.8 million.

Impairment of long-lived assets.  During the fourth quarter of 2008, the Company recorded a $1.9 million impairment charge related to machinery and equipment owned by the Company, but held at a third-party brewery where the Company ceased brewing its products. The charge resulted from the Company’s conclusion that there was too much uncertainty as to the likelihood and eventual timing of any cash flows related to these assets.

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

Interest income.  Interest income decreased by $2.7 million to $1.6 million for the year ended December 27, 2008, primarily due to lower interest rates earned on decreased average cash and investment balances during 2008 as compared to 2007.

Provision for income taxes.  The Company’s effective income tax rate for the year ended December 27, 2008 increased to 48.9% from the 2007 rate of 46.0%. This increase in the effective tax rate resulted primarily from the lower pre-tax income caused by the recall, but with no corresponding reduction in non-deductible expenses.

Liquidity and Capital Resources

Cash and short term investments increased to $55.5 million as of December 26, 2009 from $9.1 million as of December 27, 2008, primarily as a result of cash flows provided by operating activities, partially offset by purchases of property, plant and equipment and cash flows used in financing activities.

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

Cash flows provided by operating activities in 2009 totaled $65.6 million and primarily consisted of net income of $31.1 million, non-cash items of $22.6 million and a net decrease in operating assets and liabilities of $11.8 million. Cash flows provided by operating activities in 2008 of $39.8 million primarily consisted of net income of $8.1 million, non-cash items of $22.5 million and proceeds from the sale of trading securities of $16.2 million, partially offset by a net increase in operating assets and liabilities of $6.9 million.

Comparing 2009 to 2008, cash flows provided by operating activities increased by $25.8 million. Of the increase, $23.0 million resulted from the 2009 increase in net income, due to the negative effects of the product recall on 2008 net income (as discussed in “Results of Operations”), offset by a $16.2 million decrease in net proceeds from the sale of trading securities. The remaining increase in cash flows provided by operating activities resulted from the net decrease in operating assets and liabilities of $11.8 million in 2009, as compared to the $6.9 million net increase in 2008, primarily attributable to a change in prepaid expenses and other assets of $15.4 million and a change in accounts payable of $2.6 million.

The Company used $17.0 million in investing activities during 2009, as compared to $104.5 million in 2008. Investing activities during 2009 primarily consisted of equipment purchases to upgrade the Company-owned breweries. Investing activities during 2008 primarily consisted of $45.0 million of the remaining purchase price for the Pennsylvania Brewery acquisition, $43.9 million related to equipment purchases to upgrade the Pennsylvania Brewery and $10.6 million for purchases of kegs to support volume growth.

Cash used in financing activities was $2.2 million during 2009, as compared to $5.6 million in 2008. The decrease is primarily due to a decrease of $8.2 million in repurchases of the Company’s Class A Common Stock under its Stock Repurchase Program, offset by a $2.5 million decrease in proceeds from the exercise of stock options and a $2.4 million decrease in excess tax benefits from stock-based compensation arrangements.

During the year ended December 26, 2009, the Company repurchased approximately 209,000 shares of its Class A Common Stock for a total cost of approximately $7.1 million. On August 10, 2009, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $20.0 million, thereby increasing the limit from $120.0 million to $140.0 million. As of December 26, 2009, the Company has repurchased a cumulative total of approximately 8.7 million shares of its Class A Common Stock for an aggregate purchase price of $121.1 million and had approximately $18.9 million remaining on the $140.0 million share buyback expenditure limit.

On March 4, 2010, the Board of Directors of the Company further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $140.0 million to $165.0 million. From December 28, 2010 to March 5, 2010, the Company has repurchased an additional 0.3 million shares of its Class A Common Stock for a total cost of $13.5 million. As of March 5, 2010 the Company has repurchased a cumulative total of approximately 9.0 million shares of its Class A Common Stock for an aggregate purchase price of $134.6 million. The Company has approximately $30.4 million remaining on the $165.0 million share buyback expenditure limit set by the Board of Directors.

The Company expects that its cash balances as of December 26, 2009 of $55.5 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company’s provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as cost of goods sold.

The Company uses certain Noble hops grown in Germany and the Czech Republic and certain English hops, for which it enters into purchase commitments to ensure adequate numbers of farmers in its preferred growing regions are planting and maintaining the proper quality hop vines. The Company manages hop inventory and contract levels as necessary to attempt to ensure that it has access to the best hops each year. The current inventory levels remain lower than would be normally preferred due to the under delivery of 2007 contracts, but the Company currently believes the current inventory and expected hop deliveries in 2010 to be adequate to meet 2010 brewing requirements. The Company’s ability to meet future years brewing demand will be dependent on good hop crops and full delivery against the Company’s hop contracts in the future. Actual hops usage and needs may differ materially from management’s estimates.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. Although the Company believes that the carrying value of its long-lived assets was realizable as of December 26, 2009, future events could cause the Company to conclude otherwise.

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

Distributor Promotional Discount Allowance

The Company enters into promotional discount programs with its various distributors for certain periods of time. The agreed-upon discount rates are applied to certain distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual promotional discounts owed and paid could differ from the estimated allowance.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718 (“ASC 718”) (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment). To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model for grants issued prior to the adoption of ASC 718 on January 1, 2006. For grants issued on or after January 1, 2006, the Company uses the lattice model, such as the binomial option-pricing model, with the exception of the 2008 stock option grant to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Both the Black-Scholes and lattice models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate and expected exercise behavior. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income.

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets and liabilities and carry-forwards such as tax credits. In future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

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

Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventories, net revenues, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating the quantity of recalled products not yet consumed, the allocation of recalled products sold to drinkers and the portion held at retail and wholesale, incentives to be earned by wholesalers for their effort to return the products, future freight rates and the way in which drinkers might be compensated for their claims or affected products they hold. Due to the degree of judgment involved in making such estimates, actual returns and costs may be different from the reserves. Consequently, the reserves for the product recall may not be sufficient to cover such losses.

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

During the third quarter of 2007, the TTB performed a routine audit of the Cincinnati Brewery and other breweries where some of the Company’s products are produced, disputing the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea® shipments. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. During the first quarter of 2009, the Company and the TTB reached a final settlement and the Company paid the TTB the sum of $3.7 million.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in Craft Beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates Craft Beer competition increasing as craft brewers have benefited from a couple of years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 400 distributors nationwide and the Company’s sales force of approximately 240 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The demand for the Company’s products is also subject to changes in drinkers’ tastes.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewing Capacity

Prior to 2007, the Company pursued a balanced strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. As the number of available breweries has declined, the risks of disruption have increased, and the dynamics of the brewery strategy of ownership versus brewing in breweries owned by others has changed. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition on June 2, 2008 of substantially all of the assets of the Pennsylvania Brewery from Diageo. From 2007 to 2009, core product volume brewed at Company-owned breweries increased from approximately 35% to over 95%. The Company expects to brew over 95% of core product volume in 2010 at Company-owned breweries. The Company believes it could support growth in 2010 in excess of 10% without significant capacity expansion of its owned breweries, and that further growth could be supported through expanding the Company’s use of production arrangements with third parties, including those currently under contract, while evaluating capacity optimization and the potential significant capital required for expansion of absolute capacity at the Pennsylvania Brewery.

The aggregate purchase price for the acquisition of the Pennsylvania Brewery assets was $56.5 million, which was paid in cash and includes $54.6 million in purchase price and $1.9 million in transaction costs, and represents property, plant and equipment. During fiscal year 2008, the Company spent $43.9 million on capital improvements at the Pennsylvania Brewery to upgrade portions of the facility and to restart the brew house. Brewing began prior to taking ownership of the brewery, and kegging and bottling commenced during the third quarter of 2008. Most of the major investments necessary to upgrade the facility were completed in 2008. The Company spent an additional $12.5 million in 2009 on improvements at the Pennsylvania Brewery and continues to be focused on projects that will drive efficiency and increase productivity.

The other Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts, and the Company currently has brewing services arrangements with MillerCoors, City Brewing Company, LLC and Nestlé Professional Vitality to produce its products at breweries in Eden, North Carolina, Latrobe, Pennsylvania, La Crosse, Wisconsin and Chicago, Illinois, respectively. As noted elsewhere, the Company’s brewing services arrangements at the Rochester Brewery are currently in dispute. The Company carefully selects breweries and co-pack facilities owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing and packaging arrangements with third parties, the Company is charged a per unit rate for its products that are produced at each of the breweries and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

In 2009, the Company invested over $3.2 million in property, plant and equipment at the Cincinnati Brewery in order to maintain the facilities and improve efficiencies. The Company brewed approximately 30% of its core product volume at the Cincinnati Brewery in 2009. While the Cincinnati Brewery produces all of the Company’s products, it is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Company is evaluating further capital investments in the Cincinnati Brewery to improve the brewery’s capacity, economics, capability and flexibility, as both an alternative and a complement to the Company’s other brewery options.

The Company’s Boston Brewery production is mainly for developing new types of innovative and traditional products and to brew and package Samuel Adams® Barrel Room Collection and certain keg beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. Most of the Company’s Samuel Adams® and HardCore® products are produced at the Boston Brewery in the course of each year.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such a disruption were to occur. Potential disruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures or operational shut downs. Also, as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

The Company has been informed that ownership of the Rochester brewery changed in February 2009 and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009, pending resolution of the contract issues. Although the new owners indicated a willingness to negotiate a new production arrangement, the parties were unable to reach an agreement and the new owners withdrew their proposals. As a result, in February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association, naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. The arbitration is in its earliest stages and no prediction of the likely outcome can be made at this time. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors.

During 2009, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 26, 2009, which are denominated in Euros and British Pounds Sterling, was $32.4 million. The Company has no forward exchange contracts in place as of December 26, 2009 and currently intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

The Company’s accounting policy for hop inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as well as aged hops as determined by the Company’s brewing department. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

Contractual Obligations

The following table presents contractual obligations as of December 26, 2009:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
	(In thousands)

Advertising commitments	$13,036	$12,518	$518	$—	$—
Hops purchase commitments	32,391	9,616	13,245	8,927	603
Operating leases	6,682	933	1,978	2,036	1,735
Other	1,914	1,872	42	—	—

Total contractual obligations	$54,023	$24,939	$15,783	$10,963	$2,338

The Company’s outstanding purchase commitments related to advertising contracts of approximately $13.0 million at December 26, 2009 reflect amounts that are non-cancelable.

As discussed above, the Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts, which extend through crop year 2015, specify both the quantities and prices, denominated in Euros and British Pounds Sterling, to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rates as of December 26, 2009. The Company does not have any forward currency contracts in place and currently intends to purchase the committed hops in Euros or British Pounds Sterling using the exchange rate at the time of purchase. Payments made during 2009 to purchase hops under contracts amounted to $8.8 million.

For the fiscal year ended December 26, 2009, the Company brewed more than 95% of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, but the fees are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase fixed assets in support of brewery operations. As of December 26, 2009, there were no significant fixed asset purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or introduction of new products in the future may require the Company to purchase fixed assets to support the contract breweries’ operations.

As of January 1, 2009, the Company began sourcing glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation under which Anchor became the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the Anchor agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105 (originally issued as SFAS No. 168, The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles — A replacement of FASB Statement No. 162). The Codification has become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and substantially retains existing GAAP. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification has been reflected in the footnotes to the financial statements.

In accordance with ASC Topic 820 (originally issued as SFAS No. 157, Fair Value Measurements), effective December 28, 2008, the first day of the Company’s 2009 fiscal year, the Company adopted the applicable provisions which establish a framework for measuring fair value and expand disclosures about fair value measurements including nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the general standards of accounting for and disclosure of business combinations were modified. In accordance with ASC Topic 805 (“ASC 805”) (originally issued as SFAS No. 141R, Business Combinations), in a business combination transaction an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statement disclosures, ASC 805 also outlines and addresses the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date, which generally affects income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting for valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retroactive. The Company will evaluate the impact of ASC 805 on its consolidated financial statements in the event future business combinations are contemplated.

In December 2007, general standards of accounting for disclosure of events that have occurred after the balance sheet date but before financial statements are issued were established. ASC Topic 855 (“ASC 855”) (originally issued as SFAS No. 165, Subsequent Events) provides the general standards which are applicable for interim or annual financial periods ending after June 15, 2009. Effective June 15, 2009, the Company adopted the provisions of ASC 855 and has evaluated subsequent events through the date of this filing.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures for transfers in and out of Level 1 and 2 fair value measurements and activity in Level 3 fair value measurements. ASU No. 2010-06 also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 26, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to the impact of fluctuations in foreign exchange rates. The Company does not enter into derivatives or other market risk sensitive instruments for the purpose of speculation or for trading purposes. Market risk sensitive instruments include derivative financial instruments, other financial instruments and derivative commodity instruments, such as futures, forwards, swaps and options, that are exposed to rate or price changes.

The Company enters into hops purchase contracts in foreign denominated currencies, as described above under “Hops Purchase Commitments.” The cost of these hops commitments changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 26, 2009) or (ii) the applicable LIBOR rate (0.23% at December 26, 2009) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 26, 2009, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $3.0 million as of December 26, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 26, 2009 and December 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, effective December 31, 2006, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 740 (originally issued as Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 9, 2010

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 26,	December 27,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$55,481	$9,074
Accounts receivable, net of allowance for doubtful accounts of $199 and $255 as of December 26, 2009 and December 27, 2008, respectively	17,856	18,057
Inventories	25,558	22,708
Prepaid expenses and other assets	9,710	16,281
Deferred income taxes	4,425	2,734

Total current assets	113,030	68,854
Property, plant and equipment, net	147,021	147,920
Other assets	1,508	1,606
Goodwill	1,377	1,377

Total assets	$262,936	$219,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,255	$20,203
Accrued expenses	48,531	46,854

Total current liabilities	73,786	67,057
Deferred income taxes	13,439	9,617
Other liabilities	2,556	3,055

Total liabilities	89,781	79,729
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,142,494 and 10,068,486 shares issued and outstanding as of December 26, 2009 and December 27, 2008, respectively	101	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	111,668	102,653
Accumulated other comprehensive loss, net of tax	(359)	(431)
Retained earnings	61,704	37,664

Total stockholders’ equity	173,155	140,028

Total liabilities and stockholders’ equity	$262,936	$219,757

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Revenue (net of product recall returns of $13,222 in fiscal 2008)	$453,446	$436,332	$380,575
Less excise taxes	38,393	37,932	38,928

Net revenue	415,053	398,400	341,647
Cost of goods sold (including costs associated with product recall of $9,473 in fiscal 2008)	201,235	214,513	152,288

Gross profit	213,818	183,887	189,359
Operating expenses:
Advertising, promotional and selling expenses	121,560	132,901	124,457
General and administrative expenses	36,938	34,988	24,574
Impairment of long-lived assets	1,049	1,936	3,443

Total operating expenses	159,547	169,825	152,474

Operating income	54,271	14,062	36,885
Other income, net:
Interest income	112	1,604	4,252
Other (expense) income, net	(16)	174	507

Total other income, net	96	1,778	4,759

Income before provision for income taxes	54,367	15,840	41,644
Provision for income taxes	23,249	7,752	19,153

Net income	$31,118	$8,088	$22,491

Net income per common share — basic	$2.21	$0.58	$1.58

Net income per common share — diluted	$2.17	$0.56	$1.53

Weighted-average number of common shares — basic	14,059	13,927	14,193

Weighted-average number of common shares — diluted	14,356	14,341	14,699

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 26, 2009, December 27, 2008 and December 29, 2007
(In thousands, continued on next page)

	Class A	Class A	Class B	Class B	Additional
	Common	Common	Common	Common	Paid-in
	Shares	Stock, Par	Shares	Stock, Par	Capital

Balance at December 30, 2006	9,992	$100	4,107	$41	$80,158
Net income
Stock options exercised, including tax benefit of $1,792	236	2			5,238
Net issuance of investment shares and restricted stock awards	51	1			300
Stock-based compensation expense					3,058
Repurchase of Class A Common Stock	(183)	(2)
Defined benefit plans liability adjustment, net of tax of $6
Total fiscal 2007 comprehensive income

Balance at December 29, 2007	10,096	101	4,107	41	88,754
Net income
Stock options exercised, including tax benefit of $3,926	349	4			9,196
Net issuance of investment shares and restricted stock awards, including tax benefit of $139	52	—			555
Stock-based compensation expense					4,148
Repurchase of Class A Common Stock	(429)	(4)
Defined benefit plans liability adjustment, net of tax of $155
Total fiscal 2008 comprehensive income

Balance at December 27, 2008	10,068	101	4,107	41	102,653
Net income
Stock options exercised, including tax benefit of $1,705	207	2			4,509
Net issuance of investment shares and restricted stock awards, net of tax deficit of $65	77	—			400
Stock-based compensation expense					4,106
Repurchase of Class A Common Stock	(209)	(2)
Defined benefit plans liability adjustment, net of tax of $50
Total fiscal 2009 comprehensive income

Balance at December 26, 2009	10,143	$101	4,107	$41	$111,668

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 26, 2009, December 27, 2008 and December 29, 2007
(In thousands, continued from last page)

	Accumulated
	Other		Total
	Comprehensive	Retained	Stockholders’	Comprehensive
	Loss, net of tax	Earnings	Equity	Income

Balance at December 30, 2006	$(197)	$28,487	$108,589
Net income		22,491	22,491	$22,491
Stock options exercised, including tax benefit of $1,792			5,240
Net issuance of investment shares and restricted stock awards			301
Stock-based compensation expense			3,058
Repurchase of Class A Common Stock		(6,082)	(6,084)
Defined benefit plans liability adjustment, net of tax of $6	(7)		(7)	(7)

Total fiscal 2007 comprehensive income				$22,484

Balance at December 29, 2007	(204)	44,896	133,588
Net income		8,088	8,088	$8,088
Stock options exercised, including tax benefit of $3,926			9,200
Net issuance of investment shares and restricted stock awards, including tax benefit of $139			555
Stock-based compensation expense			4,148
Repurchase of Class A Common Stock		(15,320)	(15,324)
Defined benefit plans liability adjustment, net of tax of $155	(227)		(227)	(227)

Total fiscal 2008 comprehensive income				$7,861

Balance at December 27, 2008	(431)	37,664	140,028
Net income		31,118	31,118	$31,118
Stock options exercised, including tax benefit of $1,705			4,511
Net issuance of investment shares and restricted stock awards, net of tax deficit of $65			400
Stock-based compensation expense			4,106
Repurchase of Class A Common Stock		(7,078)	(7,080)
Defined benefit plans liability adjustment, net of tax of $50	72		72	72

Total fiscal 2009 comprehensive income				$31,190

Balance at December 26, 2009	$(359)	$61,704	$173,155

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Cash flows provided by operating activities:
Net income	$31,118	$8,088	$22,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,919	12,503	6,654
Impairment of long-lived assets	1,049	1,936	3,443
Loss on disposal of property, plant and equipment	25	119	161
Bad debt expense	24	57	34
Stock-based compensation expense	4,106	4,148	3,058
Excess tax benefit from stock-based compensation arrangements	(1,640)	(4,065)	(1,792)
Deferred income taxes	2,131	7,758	(1,702)
Purchases of trading securities	—	—	(47,520)
Proceeds from sale of trading securities	—	16,200	50,543
Changes in operating assets and liabilities:
Accounts receivable	177	(142)	(236)
Inventories	(2,850)	(4,618)	(1,056)
Prepaid expenses and other assets	6,483	(8,875)	963
Accounts payable	5,052	2,495	(234)
Accrued expenses	3,398	4,405	19,521
Other liabilities	(427)	(167)	(534)

Net cash provided by operating activities	65,565	39,842	53,794

Cash flows used in investing activities:
Purchases of property, plant and equipment	(16,997)	(59,539)	(25,607)
Proceeds from disposal of property, plant and equipment	8	11	5
Acquisition of brewery assets	—	(44,960)	(11,507)

Net cash used in investing activities	(16,989)	(104,488)	(37,109)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(7,080)	(15,324)	(6,084)
Proceeds from exercise of stock options	2,806	5,274	3,448
Excess tax benefit from stock-based compensation arrangements	1,640	4,065	1,792
Net proceeds from sale of investment shares	465	416	301

Net cash used in financing activities	(2,169)	(5,569)	(543)

Change in cash and cash equivalents	46,407	(70,215)	16,142
Cash and cash equivalents at beginning of year	9,074	79,289	63,147

Cash and cash equivalents at end of year	$55,481	$9,074	$79,289

Supplemental disclosure of cash flow information:
Income taxes paid	$18,193	$8,837	$14,721

Reclassification of deposits and costs related to brewery acquisition to property, plant and equipment	$—	$11,507	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2009

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

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2009, 2008 and 2007 consist of fifty-two weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 26, 2009 and December 27, 2008 included cash on-hand and money market instruments that are highly liquid investments.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 26, 2009, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to independent beer distributors across the United States. Sales to foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 26, 2009 and December 27, 2008 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2009, 2008 and 2007.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable and accounts payable at December 26, 2009 and December 27, 2008. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

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

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments in the fiscal years 2009, 2008 and 2007.

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

Kegs	5 years
Office equipment and furniture	3 to 5 years
Machinery and plant equipment	3 to 20 years, or the term of the production agreement, whichever is shorter
Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset
Building and building improvements	15 to 20 years

Goodwill

Goodwill represents the excess of the purchase price of the Company-owned brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) over the fair value of the net assets acquired upon the completion of the acquisition in November 2000 and relates to the Company’s single operating unit. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its single reporting unit at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 26, 2009 and December 27, 2008.

Long-lived Assets

Long-lived assets are recorded at cost and depreciated over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such a loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 26, 2009.

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

Distributor Promotional Discount Allowance

The Company enters into promotional discount programs with its various distributors for certain periods of time. The agreed-upon discount rates are applied to certain distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual promotional discounts owed and paid could differ from the estimated allowance.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. At the beginning of fiscal 2007, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740 (originally issued as Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes) and records estimated reserves for exposures associated with positions that it takes on its income tax returns in accordance with that standard. The adoption of that standard did not have a material impact on the Company’s financial statements.

Other Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $22.8 million, $30.3 million and $25.5 million in fiscal years 2009, 2008 and 2007, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income: media advertising costs, sales and marketing expenses, salary and benefit expenses for the sales and sales support workforce, promotional activity expenses, freight charges related to shipments of finished goods from manufacturing locations to distributor locations and point of sale items.

The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and marketing activities used in the promotion of the Company’s products. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The Company has sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, the following: point-of-sale merchandise placement, product displays and promotional programs at retail locations. The costs incurred for these sales incentive arrangements and advertising and promotional programs are included in advertising, promotional and selling expenses during the period in which they are incurred. Total advertising and sales promotional expenditures of $59.1 million, $63.7 million and $64.2 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2009, 2008 and 2007, respectively. Of these amounts, $5.7 million, $5.5 million and $5.4 million related to sales incentives, samples and other promotional discounts and $29.4 million, $29.5 million and $29.5 million related to advertising costs for fiscal years 2009, 2008 and 2007, respectively.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company accounts for share-based awards according to ASC Topic 718 (“ASC 718”) (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures.

For stock options granted prior to the adoption of ASC 718 on January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by ASC 718, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006, with the exception of the 2008 stock option grant to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. See Note M for further discussion of the application of the option-pricing models.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105 (originally issued as SFAS No. 168, The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles — A replacement of FASB Statement No. 162). The Codification has become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and substantially retains existing GAAP. The Codification does not replace or affect guidance issued by the Securities and Exchange Commission (“SEC”) or its staff for public entities in their filings with the SEC. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification has been reflected in the notes to the financial statements.

In accordance with ASC Topic 820 (originally issued as SFAS No. 157, Fair Value Measurements), effective December 28, 2008, the first day of the Company’s 2009 fiscal year, the Company adopted the applicable provisions which establish a framework for measuring fair value and expand disclosures about fair value measurements including nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the general standards of accounting for and disclosure of business combinations were modified. In accordance with ASC Topic 805 (“ASC 805”) (originally issued as SFAS No. 141R, Business Combinations), in a business combination transaction an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition to new financial statement disclosures, ASC 805 also outlines and addresses the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date, which generally affects income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2009 period, with the exception of the accounting for valuation allowances on deferred tax assets and acquired tax contingencies for which the adoption is retroactive. The Company will evaluate the impact of ASC 805 on its consolidated financial statements in the event future business combinations are contemplated.

In December 2007, general standards of accounting for disclosure of events that have occurred after the balance sheet date but before financial statements are issued were established. ASC Topic 855 (“ASC 855”) (originally issued as SFAS No. 165, Subsequent Events), provides the general standards which are applicable for interim or annual financial periods ending after June 15, 2009. Effective June 15, 2009, the Company adopted the provisions of ASC 855 and has evaluated subsequent events through the date of this filing.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures for transfers in and out of Level 1 and 2 fair value measurements and activity in Level 3 fair value measurements. ASU No. 2010-06 also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

C.	Short-Term Investments

In January 2008, the Company liquidated all of its short-term investments, which resulted in no gains or losses. There were no realized gains or losses on short-term investments recorded during fiscal years 2008 and 2007.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Inventories

Inventories consisted of the following:

	December 26, 2009	December 27, 2008
	(In thousands)

Raw materials	$16,778	$14,965
Work in process	4,884	4,520
Finished goods	3,896	3,223

	$25,558	$22,708

E.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 26, 2009	December 27, 2008
	(In thousands)

Income taxes receivable	$4,695	$13,037
Prepaid expenses	3,209	1,767
Other assets	1,806	1,477

	$9,710	$16,281

F.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 26, 2009	December 27, 2008
	(In thousands)

Machinery and plant equipment	$118,711	$106,483
Kegs	47,591	47,621
Land	25,176	25,146
Building	21,617	19,575
Office equipment and furniture	10,813	9,697
Leasehold improvements	3,887	3,630

	227,795	212,152
Less accumulated depreciation	80,774	64,232

	$147,021	$147,920

The Company recorded depreciation expense related to these assets of $16.8 million, $12.2 million and $6.5 million in fiscal years 2009, 2008 and 2007, respectively.

Impairment of Long-lived Assets

During 2009, the Company incurred $1.0 million in impairment charges based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company. In 2008, the Company incurred a $1.9 million impairment charge related to machinery and equipment held at a third-party brewery due to the Company no longer brewing at the third-party brewery.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Accrued Expenses

Accrued expenses consisted of the following:

	December 26, 2009	December 27, 2008
	(In thousands)

Accrued deposits	$15,335	$13,250
Income taxes (see Note I)	11,065	7,604
Employee wages, benefits and reimbursements	6,605	6,391
Advertising, promotional and selling expenses	5,852	4,372
Accrued excise taxes	2,650	2,529
Deferred revenue	739	2,473
Other accrued liabilities	6,285	10,235

	$48,531	$46,854

H.	Long-term Debt and Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2013. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 26, 2009) or (ii) the applicable LIBOR rate (0.23% at December 26, 2009) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 26, 2009. There were no borrowings outstanding under the credit facility as of December 26, 2009 and December 27, 2008.

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

I.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

	2009	2008	2007
	(In thousands)

Current:
Federal	$16,336	$(2,220)	$17,420
State	4,832	2,183	3,435

Total current	21,168	(37)	20,855

Deferred:
Federal	1,871	7,615	(1,560)
State	210	174	(142)

Total deferred	2,081	7,789	(1,702)

Total income tax provision	$23,249	$7,752	$19,153

The Company’s reconciliations to statutory rates are as follows:

	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	4.9	3.3
Non-deductible meals and entertainment	1.5	5.1	2.3
Non-deductible penalties	0.1	(1.4)	0.7
Tax-exempt income	—	(0.6)	(1.2)
Deduction relating to U.S. production activities	(1.9)	—	(2.3)
Change in valuation allowance	0.4	—	—
Change in income tax contingencies	2.1	7.6	6.4
Other	2.0	(1.7)	1.8

	42.8%	48.9%	46.0%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 26,	December 27,
	2009	2008
	(In thousands)

Deferred tax assets:
Accrued expenses	$3,148	$2,664
Stock-based compensation expense	4,180	3,133
Inventory	1,642	272
Other	1,410	1,491

Total deferred tax assets	10,380	7,560
Valuation allowance	(195)	—

Total deferred tax assets net of valuation allowance	10,185	7,560

Deferred tax liabilities:
Property, plant and equipment	(17,886)	(13,224)
Prepaid expenses	(1,000)	(943)
Goodwill	(313)	(276)

Total deferred tax liabilities	(19,199)	(14,443)

Net deferred tax liabilities	$(9,014)	$(6,883)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.5 million, $0.9 million and $0.9 million for fiscal years 2009, 2008 and 2007, respectively. Accrued interest and penalties amounted to $2.7 million and $1.6 million for fiscal years 2009 and 2008, respectively.

During the twelve months ended December 26, 2009, the Company filed its 2008 federal income tax return and received aggregate refunds of $10.2 million, which is reflected in prepaid expenses and other assets in the accompanying consolidated balance sheets and statements of cash flows.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(In thousands)

Balance at beginning of year	$5,468	$6,604
Increases related to current year tax positions	941	823
Increases (decreases) related to prior year tax positions	224	(265)
Decreases related to settlements	—	(1,686)
Decreases related to statute expiration	—	(8)

Balance at end of year	$6,633	$5,468

Included in the balance of unrecognized tax benefits at December 26, 2009 are potential net benefits of $4.3 million that would favorably impact the effective tax rate if recognized. Upon settlement, the Company could recognize up to $1.1 million of additional unrecognized tax benefit through additional paid-in capital due to the effect of equity transactions. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Internal Revenue Service’s (“IRS”) examination of the Company’s 2004 and 2005 consolidated corporate income tax returns, the Company increased its unrecognized tax benefits by $1.3 million as a change in estimate in 2007 and made a payment of $0.8 million in 2008. In 2008, the IRS commenced an examination of the Company’s 2006 consolidated corporate income tax returns and the Company made a payment of $0.4 million. The completion of the IRS examinations of the Company’s 2004, 2005 and 2006 consolidated corporate income tax returns in 2008 resulted in a reduction of unrecognized tax benefits of $1.3 million.

In July 2009, the IRS commenced an examination of the Company’s 2008 consolidated corporate income tax return and the related loss carry back claim to 2006. At December 26, 2009, the examination was in progress.

In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At December 26, 2009, the examination was in progress. The Company is also being audited by three other states as of December 26, 2009.

In 2008 and 2009, the Company was audited by various other states and the completion of those audits in 2009 resulted in no change in unrecognized tax benefits.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease significantly in 2010 due to the commencement or completion of certain state income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

J.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $13.0 million at December 26, 2009, most of which are expected to be incurred in fiscal 2010. The Company had various other non-cancelable purchase commitments at December 26, 2009, which amounted to $1.9 million.

The Company uses specific hops for its beer. These hops include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter and are harvested in several specific regions in Germany. To a lesser extent, the Company uses Hersbruck-Hersbrucker from Germany, Saaz-Saazer from the Czech Republic and traditional English hops from England. The Company has entered into contracts for the supply of a substantial portion of its normal hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. Purchases under these hops contracts were approximately $8.8 million, $9.3 million and $5.3 million for fiscal years 2009, 2008 and 2007, respectively. As of December 26, 2009, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

(In thousands)

2010	$9,616
2011	5,667
2012	7,577
2013	6,196
2014	2,732
Thereafter	603

$32,391

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the fiscal year ended December 26, 2009, the Company brewed more than 95% of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company has been informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed in February 2009 and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009, pending resolution of the contract issues. Although the new owners indicated a willingness to negotiate a new production arrangement, the parties were unable to reach an agreement and the new owners withdrew their proposals. As a result, in February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association, naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. The arbitration is in its earliest stages and no prediction of the likely outcome can be made at this time. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.

The Company’s arrangements with other brewing companies require it to periodically purchase fixed assets in support of brewery operations. As of December 26, 2009, there were no significant fixed asset purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or introduction of new products in the future may require the Company to purchase fixed assets to support the contract breweries’ operations.

As of January 1, 2009, the Company began sourcing glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor became the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the Anchor agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled.

Lease Commitments

The Company has various operating lease agreements in place for facilities and equipment as of December 26, 2009. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2019. Aggregate rent expense was $1.4 million, $1.3 million and $0.8 million in fiscal years 2009, 2008 and 2007, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)

2010	$933
2011	955
2012	1,023
2013	1,011
2014	1,025
Thereafter	1,735

$6,682

2007 Excise Tax Liability

During the third quarter of 2007, the TTB performed a routine audit of the Cincinnati Brewery and other breweries where some of the Company’s products are produced, disputing the Company’s regulatory and tax treatment of certain of its 2006 and 2007 Twisted Tea® shipments. Based on the information previously collected and its earlier assessment of likely outcomes, the Company recorded a provision of $3.9 million in the third quarter of 2007. During the first quarter of 2009, the Company and the TTB reached a final settlement and the Company paid the TTB the sum of $3.7 million.

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

The Company recorded $5.1 million and $7.8 million in revenue under the Packaging Services Agreement during fiscal 2009 and 2008, respectively, based upon units produced.

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

In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association, naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. The arbitration is in its earliest stages and no prediction of the likely outcome can be made at this time.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations. In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results.

K.	Fair Value Measurements

In accordance with ASC Topic 820 (originally issued as SFAS No. 157, Fair Value Measurements), effective December 28, 2008, the first day of the Company’s 2009 fiscal year, the Company adopted the applicable provisions which establish a framework for measuring fair value and expand disclosures about fair value measurements including nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

L.	Product Recall

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

The recall process was substantially completed during the fourth quarter of 2008, and the Company made no material changes in its estimate of overall recall costs during the fiscal year ended December 26, 2009.

The following table summarizes the Company’s reserves and reserve activities for the 2008 product recall (in thousands):

	Product	Excise Tax	Recall-related	Inventory
	Returns	Credit	Costs	Reserves	Total

Reserve charges	$14,314	$(1,092)	$6,249	$3,224	$22,695
Reserves used	(14,291)	131	(5,747)	(727)	(20,634)

Balance at December 27, 2008	23	(961)	502	2,497	2,061
Changes in estimates	7	—	(327)	(47)	(367)
Reserves used	(30)	803	80	(29)	824

Balance at December 26, 2009	$—	$(158)	$255	$2,421	$2,518

The inventory reserves remaining are associated with product returned as a result of the product recall.

The Company currently believes it has claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such claims. Consequently, no amounts have been recorded as receivable as of December 26, 2009 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.

M.	Common Stock

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

All distributions with respect to the Company’s capital stock are restricted by the Company’s credit agreement, with the exception of distributions of capital stock from subsidiaries to The Boston Beer Company, Inc. and Boston Beer Corporation, repurchase from former employees of non-vested investment shares of Class A Common Stock issued under the Company’s equity incentive plan, redemption of certain shares of Class A Common Stock as approved by the Board of Directors and payment of cash dividends to its holders of common stock.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2009, 2008 and 2007, the Company granted options to purchase 249,500, 839,364 and 336,100 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. All 2009 option grants are performance-based options. The 2008 option grants consist of a service-based option to purchase 753,864 shares that vest over a five-year period commencing January 1, 2014, and an aggregate of 85,500 performance-based options. The 2007 option grants consist of a service-based option to purchase 180,000 shares that cliff-vest at the end of a six-year period and an aggregate of 156,100 performance-based options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2009, 2008 and 2007, the Company granted 51,884, 35,713 and 40,013 shares, respectively, of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years. During

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2007, the Company granted an additional 3,195 shares of performance-based restricted stock awards to certain key employees that did not vest as performance targets were not attained and were cancelled in fiscal 2008.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2009, 2008 and 2007, employees elected to purchase an aggregate of 29,330, 19,057 and 15,320 investment shares, respectively.

On October 30, 2009, the Equity Plan was amended to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 5.2 million to 6.0 million. As of December 26, 2009, 1.0 million shares remained available for grant. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2009, 2008 and 2007, the Company granted options to purchase an aggregate of 30,000, 30,000 and 33,000 shares, respectively, of the Company’s Class A Common Stock to non-employee directors.

On October 30, 2009, the Non-Employee Director Plan was amended whereby the number of shares of Class A Common Stock reserved for issuance under the plan was increased from 0.4 million to 0.6 million. As of December 26, 2009, 202,500 shares remained available for grant. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	in Years	Value
				(In thousands)

Outstanding at December 27, 2008	2,212,797	$29.57
Granted	279,500	26.09
Forfeited	(126,140)	36.63
Expired	—	—
Exercised	(206,553)	13.59

Outstanding at December 26, 2009	2,159,604	$30.23	6.94	$35,858

Exercisable at December 26, 2009	730,910	$22.14	4.99	$18,085

Vested and expected to vest at December 26, 2009	1,809,137	$30.55	6.83	$29,471

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total options outstanding at December 26, 2009, 743,740 shares were performance-based options.

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.7 million related to this option in both fiscal years 2009 and 2008.

In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer that cliff-vest after completion of a six-year service period. Under the binomial option-pricing model, the weighted average fair value of the option is $19.39 per share, and the Company recorded stock-based compensation expense of $0.5 million, $0.5 million and $0.2 million related to this stock option in fiscal year 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income:

	2009	2008	2007
	(In thousands)

Amounts included in advertising, promotional and selling expenses	$1,010	$1,124	$1,164
Amounts included in general and administrative expenses	3,096	3,024	1,894

Total stock-based compensation expense	$4,106	$4,148	$3,058

Amounts related to performance-based stock options included in total stock-based compensation expense	$1,245	$1,123	$1,141

During the fourth quarter of 2009, the Company concluded that it was probable that performance criteria was met for an option to purchase 120,000 shares granted to the Chief Executive Officer in 2005 and recorded related compensation expense of approximately $0.9 million.

For stock options granted prior to the adoption of ASC 718 on January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by ASC 718, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $10.32, $13.84 and $15.95 per share, respectively, as calculated using a binomial option-pricing model.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2009	2008	2007
	(Binomial Model)	(Binomial Model)+	(Binomial Model)

Expected volatility	34.3%	33.0%	30.5%
Risk-free interest rate	3.00%	3.85%	4.79%
Expected dividends	0%	0%	0%
Exercise factor	1.7 times	1.7 times	1.5 times
Discount for post-vesting restrictions	5.4%	5.7%	6.0%

+	Options to purchase 753,864 shares of the Company’s Class A Common Stock were granted to the Chief Executive Officer and accounted for as a market-based award utilizing the Monte Carlo Simulation pricing model.

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

Under ASC 718, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vest on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures. For equity awards that do not vest on January 1st, the estimated forfeiture rate used was 10%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during 2009, 2008 and 2007 was $1.1 million, $3.2 million and $1.7 million, respectively. The aggregate intrinsic value of stock options exercised during 2009, 2008 and 2007 was $5.1 million, $11.0 million and $5.1 million, respectively.

Based on equity awards outstanding as of December 26, 2009, there were $9.7 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.7 years.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 26, 2009 that are expected to vest:

(In thousands)

2010	$2,801
2011	2,335
2012	1,924
2013	1,411
2014	536
Thereafter	698

Total	$9,705

In addition, as of December 26, 2009, there were $2.5 million of unrecognized compensation costs associated with various stock options with vesting requirements based on the achievement of various performance targets. Through December 26, 2009, no compensation expense was recognized for these performance-based stock options, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

		Weighted
	Number of	Average
	Shares	Fair Value

Non-vested at December 27, 2008	134,285	$27.07
Granted	81,214	23.41
Vested	(38,707)	23.57
Forfeited	(4,713)	23.11

Non-vested at December 26, 2009	172,079	$26.23

Stock Repurchase Program

On August 10, 2009, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $20.0 million, thereby increasing the limit from $120.0 million to $140.0 million. On March 4, 2010, the Board of Directors of the Company further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $140.0 million to $165.0 million.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 26, 2009, the Company has repurchased a cumulative total of approximately 8.7 million shares of its Class A Common Stock for an aggregate purchase price of approximately $121.1 million as follows:

	Number of	Aggregate Purchase
	Shares	Price
		(In thousands)

Repurchased at December 30, 2006	7,849,670	$92,603
2007 repurchases	182,500	6,084

Repurchased at December 29, 2007	8,032,170	98,687
2008 repurchases	428,779	15,324

Repurchased at December 27, 2008	8,460,949	114,011
2009 repurchases	208,846	7,080

Repurchased at December 26, 2009	8,669,795	$121,091

N.	Employee Retirement Plans

The Company has two retirement plans covering substantially all non-union employees and five retirement plans covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by either Boston Beer Corporation or Samuel Adams Brewery Company, Ltd. All full-time, non-union employees of these entities over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution dollar for dollar up to $1,000 and, thereafter, 50% of the participant’s contribution up to 6% of the participant’s eligible annual compensation. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $1.0 million, $0.9 million and $0.8 million in fiscal years 2009, 2008 and 2007, respectively.

The Samuel Adams Pennsylvania Brewery Company 401(k) Plan (the “SAPB 401(k) Plan”), which was established in 2008, covers a majority of the Company’s employees who are employed by Samuel Adams Pennsylvania Brewery Company (“SAPB”). All full-time employees of SAPB over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants in the SAPB 401(k) Plan may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. Under the SAPB 401(k) Plan, the Company matches 100% of the first 1% of a participant’s contribution and 50% of the participant’s next 5% of the participant’s eligible annual compensation. Pursuant to the terms of the Contract of Sale with Diageo, the Company recognized all service of those Diageo employees who were subsequently hired by the Company for eligibility and vesting. The Company’s contribution to the SAPB 401(k) Plan amounted to $0.3 million and $0.1 million in 2009 and 2008, respectively.

Union Plans

The Company has one Company-sponsored defined contribution plan and four defined benefit plans, which combined cover substantially all union employees who are employed by Samuel Adams Brewery Company, Ltd. The defined benefit plans include two union-sponsored collectively bargained multi-employer pension plans, a Company-sponsored defined benefit pension plan and a Company-sponsored post-retirement medical plan.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees (the “SABC 401(k) Plan”), was established by the Company in 1997 and is available to all union employees upon completion of one hour of full-time employment. Participants may make voluntary contributions up to 60% of their annual compensation to the SABC 401(k) Plan, subject to IRS limitations. Effective April 1, 2007, the Company makes a non-elective contribution for certain bargaining employees who are members of a specific union. Company contributions were insignificant. The Company also incurs insignificant administration costs for the plan.

The union-sponsored benefit plans are two multi-employer retirement plans administrated by organized labor unions. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of the unfunded benefits. Pension expense and employer contributions for these multi-employer plans were not significant in the aggregate.

The Company-sponsored defined benefit pension plan, The Local Union #1199 Defined Benefit Pension Plan (the “Local 1199 Plan”), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $99,000, $27,000 and $0.2 million to this plan in fiscal 2009, 2008 and 2007, respectively. At December 26, 2009 and December 27, 2008 the unfunded projected pension benefits were not material to the Company’s financial statements.

A comprehensive medical plan is offered to union employees who have voluntarily retired at the age of 65 or have become permanently disabled. Employees must have worked for the Company or the prior owners for at least 10 years at the Company’s Cincinnati Brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 6.0% at November 30, 2009 and 6.0% at November 30, 2008, and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits were not significant.

The Company adopted the measurement provision of ASC Topic 715 (“ASC 715”) (originally issued in September 2006 as SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)) for its fiscal year ended December 27, 2008. ASC 715 applies to all plan sponsors who offer defined benefit postretirement plans and requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The adoption of the measurement provision of ASC 715 did not have a material effect on the Company’s 2008 consolidated financial position, operations and cash flows.

The funded status of the Company’s principal defined benefit pension plan and post-retirement medical benefit plan are as follows:

	Pension Benefit Plan		Retiree Medical Plan
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(In thousands)

Fair value of plan assets at end of fiscal year	$1,091	$829	$—	$—
Benefit obligation at end of fiscal year	1,631	1,433	345	317

Unfunded Status	$(540)	$(604)	$(345)	$(317)

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

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

	December 26,	December 27,
Asset Category	2009	2008

Equity securities	63%	51%
Debt securities	37	49

Total	100%	100%

O.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	2009	2008	2007
	(In thousands, except per share data)

Net income	$31,118	$8,088	$22,491

Weighted average shares of Class A Common Stock	9,952	9,820	10,086
Weighted average shares of Class B Common Stock	4,107	4,107	4,107

Shares used in net income per common share — basic	14,059	13,927	14,193
Effect of dilutive securities:
Stock options	275	390	481
Non-vested investment shares and restricted stock	22	24	25

Dilutive potential common shares	297	414	506

Shares used in net income per common share — diluted	14,356	14,341	14,699

Net income per common share — basic	$2.21	$0.58	$1.58

Net income per common share — diluted	$2.17	$0.56	$1.53

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $2.21, $0.58 and $1.58 for the fiscal years 2009, 2008 and 2007, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Options to purchase 1,129,000, 1,063,000 and 140,000 shares of Class A Common Stock were outstanding during fiscal 2009, 2008 and 2007, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 355,200, 255,700 and 200,000 of Class A Common Stock were outstanding during fiscal 2009, 2008 and 2007, respectively, but not included in computing dilutive income per share because the performance criteria of these

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options were not expected to be met as of December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

P.	Accumulated Other Comprehensive Loss

Accumulated comprehensive loss represents amounts of unrecognized actuarial losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs.

Q.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

	Balance at			Balance
	Beginning of	Net Provision	Amounts Charged	at End of
Allowance for Doubtful Accounts	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2009	$255	$24	$(80)	$199
2008	249	57	(51)	255
2007	215	34	—	249

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Discount Accrual	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2009	$1,102	$16,319	$(15,637)	$1,784
2008	809	16,657	(16,364)	1,102
2007	934	17,126	(17,251)	809

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Inventory Obsolescence Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2009	$3,378	$3,069	$(2,761)	$3,686
2008	632	4,732	(1,986)	3,378
2007	317	2,175	(1,860)	632

	Balance at			Balance at
	Beginning of	Net Provision	Amounts Charged	End of
Stale Beer Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2009	$1,469	$3,521	$(2,526)	$2,464
2008	1,092	1,982	(1,605)	1,469
2007	854	1,614	(1,376)	1,092

R.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 26, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the Company received a contract termination fee of approximately $700,000 from an existing wholesaler and up-front contract fees of approximately $1,100,000 from four new wholesalers.

S.  Quarterly Results (Unaudited)

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

	For Quarters Ended
	(In thousands, except per share data)
	December 26,	September 26,	June 27,	March 28,	December 27,	September 27,	June 28,	March 29,
	2009	2009	2009	2009	2008(4)	2008(3)	2008(2)	2008(1)
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Barrels sold	533	545	630	514	618	671	648	404
Net revenue	$107,188	$108,722	$118,070	$81,073	$103,777	$101,128	$117,372	$76,123

Gross profit	55,493	58,305	61,975	38,045	48,545	43,891	59,801	31,650

Operating income (loss)	12,887	17,180	21,412	2,792	5,986	519	14,919	(7,362)

Net income (loss)	$7,460	$10,374	$11,918	$1,366	$3,597	$(295)	$8,525	$(3,739)

Net income (loss) per share — basic	$0.53	$0.74	$0.85	$0.10	$0.26	$(0.02)	$0.61	$(0.27)

Net income (loss) per share — diluted	$0.52	$0.72	$0.83	$0.10	$0.25	$(0.02)	$0.60	$(0.27)

(1)	During the first quarter of 2008, the Company recorded a $15.0 million provision for costs as a result of the product recall announced on April 7, 2008. The Company reversed 40,000 barrels in shipments of recalled product.

(2)	During the second quarter of 2008, the Company recorded $5.6 million in additional costs related to the product recall. The Company reversed an additional 13,000 barrels in shipments of recalled product.

(3)	During the third quarter of 2008, the Company recorded $2.3 million in accrued full-year shortfall fees that resulted from brewing less than required minimum volumes at our contract breweries, as well as $2.2 million in additional costs related to the product recall. The Company reversed an additional 5,000 barrels in shipments of recalled product.

(4)	During the fourth quarter of 2008, the Company incurred an impairment charge of $1.9 million related to brewery machinery and equipment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment the Company believes that, as of December 26, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 26, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited The Boston Beer Company, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Boston Beer Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009, and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 9, 2010

(c)	Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2010 Annual Meeting to be held on May 26, 2010.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2010 Annual Meeting to be held on May 26, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2010 Annual Meeting to be held on May 26, 2010.

Related Stockholder Matters

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	2,159,604	$30.23	1,240,459
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	2,159,604	$30.23	1,240,459

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2010 Annual Meeting to be held on May 26, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2010 Annual Meeting to be held on May 26, 2010.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and Boston Beer Company Limited Partnership (the “Partnership”), dated as of May 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-96162).
10.2	Loan Security and Trust Agreement, dated October 1, 1987, among Massachusetts Industrial Finance Agency, the Partnership and The First National Bank of Boston, as Trustee, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-96164).

Exhibit No.		Title

10.3		Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.4		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as adopted effective November 20, 1995 and amended effective February 23, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-1798).
10.5		Form of Employment Agreement between the Partnership and employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-96162).
10.6		Services Agreement between The Boston Beer Company, Inc. and Chemical Mellon Shareholder Services, dated as of October 27, 1995 (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
10.7		Form of Indemnification Agreement between the Partnership and certain employees and Advisory Committee members (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-96162).
10.8		Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
	.
+10	.9	Agreement between Boston Brewing Company, Inc. and The Stroh Brewery Company, dated as of January 31, 1994 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-96164).
+10	.10	Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 33-96164).
+10	.11	Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of February 28, 1989 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 33-96164).
10.12		Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company, Boston Brewing Company, Inc., and G. Heileman Brewing Company, Inc., dated December 13, 1989 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-96162).
+10	.13	Second Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of August 3, 1992 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-96164).
+10	.14	Third Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-96164).
10.15		Fourth Amendment to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. dated as of April 7, 1995 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 33-96162).
+10	.16	Letter Agreement between Boston Beer Company Limited Partnership and Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-96162).
10.17		Services Agreement and Fee Schedule of Mellon Bank, N.A. Escrow Agent Services for The Boston Beer Company, Inc. dated as of October 27, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-96164).
10.18		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and
		the Partnership (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-96164).
10.19		1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).

Exhibit No.		Title

+10	.20	Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.21	Letter Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated January 14, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
+10	.22	Agreement between Boston Beer Company Limited Partnership and The Schoenling Brewing Company, dated May 22, 1996 (incorporated by reference to the Company’s Form 10-K, filed on March 31, 1997).
10.23		Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated as of March 21, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on May 12, 1997).
+10	.24	Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 (incorporated by reference to the Company’s Form 10-Q, filed on August 11, 1997).
+10	.26	Fifth Amendment, dated December 31, 1997, to Amended and Restated Agreement between Pittsburgh Brewing Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
10.27		Extension letters, dated August 19, 1997, November 19, 1997, December 19, 1997, January 22, 1998, February 25, 1998 and March 11, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.28	Employee Equity Incentive Plan, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed on March 26, 1998).
+10	.29	1996 Stock Option Plan for Non-Employee Directors, as amended and effective on December 19, 1997 (incorporated by reference to the Company’s Form 10-K, filed March 26, 1998).
+10	.30	Glass Supply Agreement between The Boston Beer Company and Owens’ Brockway Glass Container Inc., dated April 30, 1998 (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
10.31		Extension letters, dated April 13, 1998, April 27, 1998, June 11, 1998, June 25, 1998 and July 20, 1998 between The Stroh Brewery Company and Boston Brewing Company, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 10, 1998).
+10	.33	Amended and Restated Production Agreement between The Stroh Brewery Company and Boston Beer Company Limited Partnership, dated November 1, 1998 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.34		Agreement between Boston Beer Company Limited Partnership, Pabst Brewing Company and Miller Brewing Company, dated February 5, 1999 (incorporated by reference to the Company’s Form 10-K, filed on March 25, 1999).
10.35		Amendment to Revolving Credit Agreement between Fleet Bank of Massachusetts, N.A. and The Boston Beer Company, Inc., dated March 30, 1999 (incorporated by reference to the Company’s Form 10-Q, filed on May 10, 1999).
+10	.37	Consent to Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).
+10	.38	Guaranty of The Genesee Brewing Company, Inc. dated December 15, 2000 in favor of Boston Brewing Company, Inc., for itself and as the sole general partner of Boston Beer Company Limited Partnership in connection with the Consent of Assignment of the Amended and Restated Agreement between Boston Brewing Company, Inc. and the Genesee Brewing Company, Inc. dated April 30, 1997 to Monroe Brewing Co., LLC (now known as High Falls Brewing Company, LLC) dated December 15, 2000 (incorporated by reference to the Company’s 10-K, filed on March 30, 2001).

Exhibit No.		Title

+10	.39	Second Amended and Restated Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of April 15, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10	.40	Guaranty Release Agreement by and between GBC Liquidating Corp., formerly known as The Genesee Brewing Company, Inc., and Boston Beer Corporation, d/b/a The Boston Beer Company dated April 22, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.41		Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Fleet National Bank, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
+10	.42	Brewing Services Agreement between Boston Beer Corporation and City Brewing Company, LLC, effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on November 12, 2002).
+10	.43	Brewing Services Agreement between Boston Beer Corporation and Matt Brewing Co., Inc. dated as of March 15, 2003 (incorporated by reference to the Company’s 10-K, filed on March 27, 2003).
10.44		Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Fleet National Bank and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).
10.45		Amended and Restated 1996 Stock Option Plan for Non-Employee Directors effective October 19, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 7, 2004).
+10	.46	Third Amended and Restated Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective as of December 1, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2005).
+10	.47	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).
10.48		Form of Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).
10.49		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997 and December 19, 2005, effective as of January 1, 2006 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on December 23, 2005).
+10	.50	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).
+10	.51	Purchase and Sale Agreement between Campanelli Freetown Land, LLC and Boston Beer Corporation dated August 10, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.52		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, and December 19, 2006, effective as of January 1, 2007 (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 filed on January 26, 2007).
+10	.53	Separation Agreement and General Release between Jeffrey D. White and The Boston Beer Company, Inc., effective February 12, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).
10.54		Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

Exhibit No.		Title

+10	.55	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10.56		Addendum to Production Agreement between Miller Brewing Company and Boston Beer Corporation effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.57	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.58	Contract of Sale dated August 1, 2007 between Diageo North America, Inc. and Boston Beer Corporation, including the Packaging Services Agreement of even date attached thereto as Exhibit H (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2007).
+10	.59	Alternation Agreement between Boston Beer Corporation and Miller Brewing Company dated October 23, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
+10	.60	Glass Bottle Supply Agreement between Boston Beer Corporation and Anchor Glass Container Corporation dated November 2, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
+10	.61	Amendment to Production Agreement between Boston Beer Corporation and High Falls Brewing Company, LLC effective December 13, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
10.62		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, and December 21, 2007, effective as of January 1, 2008 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on December 28, 2007).
10.63		Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
10.64		Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
10.65		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007 and October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009).
10.66		The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009).
*11	.1	The information required by exhibit 11 has been included in Note O of the notes to the consolidated financial statements.
14.1		Code of Business Conduct and Ethics adopted by the Board of Directors on December 17, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2003).
14.2		Restated Code of Business Conduct and Ethics adopted by the Board of Directors on July 31, 2007, effective August 1, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
*21	.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 26, 2009.
*23	.1	Consent of independent registered public accounting firm.

Exhibit No.		Title

*31	.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March 2010.

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