Form 10-Q
period 2010-03-27
BOSTON BEER CO INC
filed 2010-05-05
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2010:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	9,901,143 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
MARCH 27, 2010

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 27,	December 26,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,664	$55,481
Accounts receivable, net of allowance for doubtful accounts of $256 and $199 as of March 27, 2010 and December 26, 2009, respectively	24,471	17,856
Inventories	28,744	25,558
Prepaid expenses and other assets	10,182	9,710
Deferred income taxes	4,425	4,425

Total current assets	106,486	113,030
Property, plant and equipment, net	144,908	147,021
Other assets	1,486	1,508
Goodwill	1,377	1,377

Total assets	$254,257	$262,936

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$19,217	$25,255
Accrued expenses	49,661	48,531

Total current liabilities	68,878	73,786
Deferred income taxes	13,439	13,439
Other liabilities	3,823	2,556

Total liabilities	86,140	89,781
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,967,491 and 10,142,494 shares issued and outstanding as of March 27, 2010 and December 26, 2009, respectively	100	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	113,898	111,668
Accumulated other comprehensive loss, net of tax	(359)	(359)
Retained earnings	54,437	61,704

Total stockholders’ equity	168,117	173,155

Total liabilities and stockholders’ equity	$254,257	$262,936

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 27,	March 28,
	2010	2009
Revenue	$102,470	$88,331
Less excise taxes	8,440	7,258

Net revenue	94,030	81,073
Cost of goods sold	46,136	43,028

Gross profit	47,894	38,045
Operating expenses:
Advertising, promotional and selling expenses	29,137	25,893
General and administrative expenses	8,453	8,807
Impairments of long-lived assets	—	553

Total operating expenses	37,590	35,253

Operating income	10,304	2,792
Other income (expense), net:
Interest income	2	15
Other expense, net	(1)	(21)

Total other income (expense), net	1	(6)

Income before income taxes	10,305	2,786
Provision for income taxes	4,045	1,420

Net income	$6,260	$1,366

Net income per common share — basic	$0.45	$0.10

Net income per common share — diluted	$0.44	$0.10

Weighted-average number of common shares — basic	13,959	14,078

Weighted-average number of common shares — diluted	14,373	14,305

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 27,	March 28,
	2010	2009
Cash flows (used in) provided by operating activities:
Net income	$6,260	$1,366
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,205	4,197
Impairments of long-lived assets	(2)	553
Loss on disposal of property, plant and equipment	1	—
Bad debt expense	57	37
Stock-based compensation	(121)	696
Excess tax (benefit) deficit from stock-based compensation arrangements	(1,031)	33
Changes in operating assets and liabilities:
Accounts receivable	(6,672)	1,062
Inventories	(3,186)	(4,721)
Prepaid expenses and other assets	(485)	2,575
Accounts payable	(6,038)	2,133
Accrued expenses	2,181	(7,645)
Other liabilities	1,267	(162)

Net cash (used in) provided by operating activities	(3,564)	124

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,076)	(5,177)

Net cash used in investing activities	(2,076)	(5,177)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(13,530)	—
Proceeds from exercise of stock options	735	43
Excess tax benefit (deficit) from stock-based compensation arrangements	1,031	(33)
Net proceeds from sale of investment shares	587	114

Net cash (used in) provided by financing activities	(11,177)	124

Change in cash and cash equivalents	(16,817)	(4,929)

Cash and cash equivalents at beginning of period	55,481	9,074

Cash and cash equivalents at end of period	$38,664	$4,145

Supplemental disclosure of cash flow information:
Income taxes paid	$205	$19

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated balance sheet as of March 27, 2010 and the statements of consolidated operations and consolidated cash flows for the interim periods ended March 27, 2010 and March 28, 2009 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 27, 2010 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 27, 2010 and March 28, 2009, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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

	March 27,	December 26,
	2010	2009
	(in thousands)
Raw materials	$19,781	$16,778
Work in process	4,206	4,884
Finished goods	4,757	3,896

	$28,744	$25,558

C. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 27,	March 28,
	2010	2009
	(in thousands, except per share data)
Net income	$6,260	$1,366

Weighted average shares of Class A Common Stock	9,852	9,971
Weighted average shares of Class B Common Stock	4,107	4,107

Shares used in net income per common share — basic	13,959	14,078
Effect of dilutive securities:
Stock options	385	219
Non-vested investment shares and restricted stock	29	8

Dilutive potential common shares	414	227

Shares used in net income per common share — diluted	14,373	14,305

Net income per common share — basic	$0.45	$0.10

Net income per common share — diluted	$0.44	$0.10

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $0.45 and $0.10 for the three months ended March 27, 2010 and March 28, 2009, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
Weighted-average options to purchase approximately 207,100 and 1,291,100 shares of Class A Common Stock were outstanding as of March 27, 2010 and March 28, 2009, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 315,100 and 299,700 shares of Class A Common Stock were outstanding as of March 27, 2010 and March 28, 2009, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of March 27, 2010 and March 28, 2009, respectively. Furthermore, performance-based stock options to purchase 99,700 and 85,500 shares of Class A Common Stock were not included in computing dilutive income per share because the performance criteria of these stock options were not met and the options were cancelled during the three months ended March 27, 2010 and March 28, 2009, respectively.
Based on information available prior to the issuance of the Company’s financial statements for the fiscal year ended December 26, 2009, the Compensation Committee of the Company’s Board of Directors concluded that it was probable that the performance criteria under the option to purchase 120,000 shares granted to the Chief Executive Officer in 2005 would be met. The Company accordingly recorded related compensation expense of approximately $0.9 million in the fourth quarter of 2009. In late April 2010, the Compensation Committee, based upon updated information available through April 23, 2010, concluded that one of the three applicable performance criteria had not been met. As a result, the option has lapsed as to the 120,000 shares in question and, in the first quarter of 2010, the Company reversed the related compensation expense of approximately $0.9 million.
D. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustments, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended March 27, 2010 and March 28, 2009 were not material.

E. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $10.2 million at March 27, 2010.
The Company has entered into contracts for the normal supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at March 27, 2010 totaled $29.9 million, based on the exchange rates on that date.
In January 2009, the Company began sourcing glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor became the exclusive supplier of certain glass bottles for the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled.
Currently, the Company brews more than 95% of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.
The Company had various other non-cancelable purchase commitments at March 27, 2010, which amounted to $3.1 million.
Packaging Services Agreement
In connection with the Company’s acquisition of the Pennsylvania Brewery, Diageo North America, Inc. (“Diageo”) and the Company entered into a Packaging Services Agreement (the “Packaging Services Agreement”), pursuant to which the Company agreed to blend and package the Diageo products that were being produced at the Pennsylvania Brewery by Diageo. The Packaging Services Agreement commenced on June 2, 2008, the date on which the Company purchased the Pennsylvania Brewery, and called for a term of approximately two years, subject to certain early termination rights. In November 2008, Diageo notified the Company of its intention to terminate the Packaging Service Agreement and on May 2, 2009, the Packaging Services Agreement terminated. No early termination penalties were applicable.
The Company recorded $3.6 million in revenue under the Packaging Services Agreement during the quarter ended March 28, 2009, based upon units produced.
Freetown Land
The Company owns land in Freetown, Massachusetts that it had purchased for approximately $6.0 million in 2007 and subsequently placed on the market in February 2008. In the fourth quarter of 2009, the Company reduced the carrying values of the land, primarily reflecting the effect of the general decline in economic conditions. While the Company has not classified this asset as held for sale in its accompanying balance sheet, the Company continues to actively market the land for amounts in excess of its carrying value. The future realization of the asset is dependent on the future cash flows associated with either the sale or use of this asset. The Company continues to monitor this asset for any potential additional impairment of value.

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
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009, pending resolution of the contract issues. Although the new owners indicated a willingness to negotiate a new production arrangement, the parties were unable to reach an agreement and the new owners withdrew their proposals. As a result, in February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. On March 1, 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. On April 8, 2010, the Company filed an answer to that complaint. No prediction of the likely outcome of that litigation can be made at this time. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.
F. Income Taxes
As of March 27, 2010 and December 26, 2009, the Company had approximately $6.5 million and $6.6 million, respectively, of unrecognized income tax benefits. A decrease of $0.1 million in unrecognized tax benefits was recorded for the three months ended March 27, 2010.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 27, 2010 and December 26, 2009, the Company had $2.9 million and $2.7 million, respectively, accrued for interest and penalties.
The Company’s state income tax returns remain subject to examination for three or four years depending on a particular state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At March 27, 2010, the examination was in progress. The Company is also being audited by three other states as of March 27, 2010.
In July 2009, the Internal Revenue Service commenced an examination of the Company’s 2008 consolidated corporate income tax return and the related loss carry back claim to 2006. At March 27, 2010, the examination was in progress.
It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease significantly in 2010 due to the commencement or completion of income tax audits. However, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations, or cash flows.
G. Product Recall
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

The recall process was substantially completed during the fourth quarter of 2008, and the Company made no material changes in its estimate of overall recall costs during the first quarter of 2010.
The following table summarizes the Company’s reserves and reserve activities for the product recall for the three months ended March 27, 2010 (in thousands):

	Reserves at			Reserves at
	December 26,	Changes in	Reserves	March 27,
	2009	Estimates	Used	2010

Product returns	$—	$13	$(13)	$—
Excise tax credit	(158)	—	—	(158)
Recall-related costs	255	—	—	255
Inventory reserves	2,421	—	—	2,421

	$2,518	$13	$(13)	$2,518

The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of March 27, 2010 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
H. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2013. As of March 27, 2010, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.
I. Fair Value of Financial Instruments
The Company determines the fair value of its financial assets and liabilities in accordance with ASC Topic 820. The Company believes that the carrying amount of its cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.
J. Subsequent Events
The Company evaluated subsequent events occurring after the balance sheet date, March 27, 2010, and, with the exception of the reversal of stock compensation expense discussed in Note C, concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three-month period ended March 27, 2010, as compared to the three-month period ended March 28, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties that are not significant to the Company’s total sales in 2010 and 2009.
Three Months Ended March 27, 2010 compared to Three Months Ended March 28, 2009
Net revenue. Net revenue increased by $12.9 million, or 15.9%, to $94.0 million for the three months ended March 27, 2010, as compared to $81.1 million for the three months ended March 28, 2009, due to increases in core shipments of 18.8% and core pricing increases of approximately 1.8%, partially offset by a reduction in non-core revenue of $3.6 million due to the termination of the 2008 Packaging Services Agreement with Diageo North America in May 2009.
Volume. Total shipment volume decreased by 11.1% to 457,000 barrels for the three months ended March 27, 2010, as compared to 514,000 barrels for the three months ended March 28, 2009. Shipment volume for the core brands increased by 18.8% to 454,000 barrels, due primarily to double-digit increases in Samuel Adams® Seasonals, Twisted Tea® and Samuel Adams Boston Lager®.
Shipments and orders in-hand suggest that year-to-date core shipments through May 2010 will be up approximately 14% compared to the same period in 2009. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by the wholesalers to retailers, of the Company’s core brands for the first quarter of 2010 increased by approximately 13.5% versus the same period in 2009, driven by double-digit increases in Samuel Adams® Seasonals, due to the introduction of Samuel Adams® Noble Pils, and Twisted Tea®, as well as high single-digit growth in Samuel Adams Boston Lager®. The Company believes that wholesaler inventory levels at March 27, 2010 were at appropriate levels.
Year-to-date depletions through April 2010 are estimated by the Company to be up approximately 14% from the same period in 2009. The Company believes this comparison benefited from the weak depletions in the comparable 2009 period, strong wholesaler and sales force execution in the first four months of 2010, and the introduction of Samuel Adams® Noble Pils in 2010. These depletions trends may not be indicative of prospects for the balance of the year, where the future comparisons are more difficult and no major new product introductions are currently planned.
Net Selling Price. The net selling price per barrel increased by 30.4% to $205.75 for the three months ended March 27, 2010, as compared to $157.73 for the same period last year, due primarily to the termination of the 2008 Packaging Services Agreement with Diageo North America in May 2009, as the products generated low revenue per barrel. The selling price per barrel for core brands increased by 2.5% to $206.48 for the three months ended March 27, 2010, as compared to $201.52 for the same period last year. This increase in net revenue per barrel for core brands is primarily due to price increases of 1.8%.

Gross profit. Gross profit per barrel increased to $104.80 per barrel for the three months ended March 27, 2010, as compared to $74.02 for the three months ended March 28, 2009. Gross profit per barrel for core brands was $105.19 per barrel for the three months ended March 27, 2010, as compared to $100.25 for the three months ended March 28, 2009. Gross margin for core products was 51% for the three months ended March 27, 2010, as compared to 50% for the three months ended March 28, 2009. The increase in gross profit per core barrel of $4.94 and gross margin of 1 percentage point is primarily due to increases in the net selling price per barrel.
Cost of goods sold for core brands was $101.29 per barrel for the three months ended March 27, 2010, as compared to $101.27 per barrel for the three months ended March 28, 2009. The slight change in costs of goods sold of $0.02 per barrel resulted from favorable product mix, partially offset by a shift in production from kegs to cases.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to the reported margins of other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.2 million, or 12.4%, to $29.1 million for the three months ended March 27, 2010, as compared to $25.9 million for the three months ended March 28, 2009. The increase is primarily a result of increased investments in advertising and increases in salary and benefit costs related to the addition of sales personnel. Advertising, promotional and selling expenses for core brands were 31% of net revenue, or $64.18 per barrel, for the three months ended March 27, 2010, as compared to 34% of net revenue, or $67.78 per barrel, for the three months ended March 28, 2009. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to core shipment volume increasing at a higher rate than increases in advertising, promotion and selling expenses. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses decreased by $0.3 million, or 3.4%, to $8.5 million for the three months ended March 27, 2010, as compared to $8.8 million for the same period last year. The decrease is primarily the result of the reversal of stock compensation expense for an option that did not vest that was only partially offset by increases in salaries and benefits and legal fees.
Impairment of long-lived assets. The Company did not incur any impairment charges during the three months ended March 27, 2010. During the three months ended March 28, 2009, the Company incurred impairment charges of $0.6 million for assets at the Pennsylvania Brewery, resulting from the replacement of equipment that was not yet fully depreciated in order to improve the efficiencies of the brewery.
Total other income (expense), net. Total other income, net, was $1,000 for the three months ended March 27, 2010, as compared to $6,000 of total other expense, net, for the three months ended March 28, 2009.
Provision for income taxes. The Company recorded an income tax provision of $4.0 million for the three months ended March 27, 2010, compared to $1.4 million for the three months ended March 28, 2009. The Company’s effective tax rate for the first quarter of 2010 decreased to 39% from the first quarter 2009 rate of 51% as a result of higher pretax income but with no corresponding increase in nondeductible expenses. The Company has reduced its expected full year tax rate from 42% to 40%.

LIQUIDITY AND CAPITAL RESOURCES
Cash decreased to $38.7 million as of March 27, 2010 from $55.5 million as of December 26, 2009, primarily due to an increase in cash used in financing activities, resulting from an increase in stock repurchases, as well as an increase in cash used in operating activities.
Cash flows used in or provided by operating activities consist of net income or net loss, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, and other non-cash items included in operating results. Also affecting cash flows used in or provided by operating activities are changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash flows used in operating activities was $3.6 million for the three months ended March 27, 2010, compared to cash flows provided by operating activities of $0.1 million for the same period in the prior year. Operating cash flows were negatively impacted by changes in working capital, primarily due to a $6.7 million change in Accounts Receivable caused by increased shipments during the second half of the month of March compared to prior periods. Other significant changes in working capital are a decrease in Accounts Payable of $6.0 million, due to timing of invoices primarily related to capital projects, and an increase in inventory of $3.2 million due to normal seasonal inventory requirements.
The Company used $2.1 million in investing activities during the three months ended March 27, 2010, as compared to $5.2 million during the three months ended March 28, 2009. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.
Cash used in financing activities was $11.2 million during the three months ended March 27, 2010, as compared to $0.1 million of cash provided by financing activities during the three months ended March 28, 2009. The $11.3 million change in financing cash flow is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program.
During the three months ended March 27, 2010, the Company repurchased approximately 0.3 million shares of its Class A Common Stock for an aggregate purchase price of $13.5 million. On March 4, 2010, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $140.0 million to $165.0 million. As of March 27, 2010, the Company repurchased a cumulative total of approximately 9.0 million shares of its Class A Common Stock for an aggregate purchase price of $134.6 million and had approximately $30.4 million remaining on the share buyback expenditure limit. From March 28, 2010 through April 30, 2010, the Company repurchased an additional 84,400 shares of its Class A Common Stock for a total cost of $4.5 million. Through April 30, 2010, the Company has repurchased a cumulative total of approximately 9.0 million shares of its Class A Common Stock for an aggregate purchase price of $139.1 million, and had approximately $25.9 million remaining on the $165.0 million share buyback expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of March 27, 2010 of $38.7 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2010 Outlook
Based on information of which the Company is currently aware, the Company is increasing its projected 2010 earnings per diluted share from a range of $2.35 to $2.65 to a range of $2.65 to $2.95, based on strong first quarter results, an improved business outlook, a lower projected full year tax rate and the impact of share repurchases to date; however, actual results could vary significantly from this target. The Company currently projects full year depletions growth of between 6% and 8%, based on its analysis of year-to-date depletions versus 2009 and 2008. The Company continues to believe that the current competitive pricing environment is very challenging and continues to project increases of between 1% and 2% through minor price optimizations, as the competitive environment permits, but there can be no assurances that the Company will be able to achieve the planned revenue per barrel increases. The Company continues to forecast cost stability for packaging and ingredients and currently believes that full year 2010 gross margins will be approximately 54%. The Company is committed to trying to grow market share and to maintain volume and healthy pricing, and is prepared to invest to accomplish this, even if this causes short term earnings decreases.

The Company continues to evaluate 2010 capital expenditures and, based on current information, now expects them to be between $10.0 million and $20.0 million, most of which relate to continued investments in the Pennsylvania Brewery, as the Company pursues further efficiency initiatives and equipment upgrades. The actual amount spent may well be different from these estimates as the Company continues to analyze its investment opportunities. In addition, higher volumes than currently expected could require additional keg purchases that are not included in these estimates.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At March 27, 2010, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 27, 2010.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three month period ended March 27, 2010.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures for transfers in and out of Level 1 and 2 fair value measurements and activity in Level 3 fair value measurements. ASU No. 2010-06 also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 26, 2009, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.	CONTROLS AND PROCEDURES
As of March 27, 2010, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 27, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009, pending resolution of the contract issues. Although the new owners indicated a willingness to negotiate a new production arrangement, the parties were unable to reach an agreement and the new owners withdrew their proposals. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), naming the new and previous owners of the Rochester Brewery, asserting, among other things, breach of contract and wrongful interference with contract. On March 1, 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. On April 8, 2010, the Company filed an answer to that complaint. No prediction of the likely outcome of that litigation can be made at this time.
The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 4, 2010, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $140.0 million to $165.0 million. As of March 27, 2010, the Company has repurchased a cumulative total of approximately 9.0 million shares of its Class A Common Stock for an aggregate purchase price of $134.6 million. As of March 27, 2010, the Company had approximately $30.4 million remaining on the $165.0 million share buyback expenditure limit.
During the three months ended March 27, 2010, the Company repurchased 287,548 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

December 27, 2009 to January 30, 2010	133,548	$47.30	133,428	$12,594,608
January 31, 2010 to February 27, 2010	133,000	46.47	133,000	6,413,524
February 28, 2010 to March 27, 2010	21,000	49.27	21,000	30,378,926

Total	287,548	$47.06	287,428	$30,378,926

Of the shares that were purchased during the period, 120 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of April 30, 2010, the Company has repurchased a cumulative total of approximately 9.0 million shares of its Class A Common Stock for an aggregate purchase price of $139.1 million and had approximately $25.9 million remaining on the $165.0 million share buyback expenditure limit.
As of April 30, 2010, the Company had 9.9 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION
Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: May 5, 2010	/s/ Martin F. Roper Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2010	/s/ William F. Urich William F. Urich
Chief Financial Officer
(principal accounting and financial officer)