Form 10-Q
period 2010-06-26
BOSTON BEER CO INC
filed 2010-08-03
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2010:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	9,665,747 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
JUNE 26, 2010

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of June 26, 2010 and December 26, 2009	3

Consolidated Statements of Operations for the Three and Six Months Ended June 26, 2010 and June, 27 2009	4

Consolidated Statements of Cash Flows for the Six Months Ended June 26, 2010 and June 27, 2009	5

Notes to Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Removed and Reserved	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

EX-10.67 Amendment dated June 14, 2010 to the Second Amended and Restated Credit Agreement between Bank of America, N.A. and The Boston Beer Company, Inc. and Boston Beer Corporation
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 26,	December 26,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$53,679	$55,481
Accounts receivable, net of allowance for doubtful accounts of $219 and $199 as of June 26, 2010 and December 26, 2009, respectively	26,801	17,856
Inventories	25,337	25,558
Prepaid expenses and other assets	10,226	9,710
Deferred income taxes	4,425	4,425

Total current assets	120,468	113,030
Property, plant and equipment, net	142,790	147,021
Other assets	1,459	1,508
Goodwill	1,377	1,377

Total assets	$266,094	$262,936

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,538	$25,255
Accrued expenses and other current liabilities	53,860	48,531

Total current liabilities	76,398	73,786
Deferred income taxes	13,439	13,439
Other liabilities	3,705	2,556

Total liabilities	93,542	89,781
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,793,632 and 10,142,494 shares issued and outstanding as of June 26, 2010 and December 26, 2009, respectively	98	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	118,752	111,668
Accumulated other comprehensive loss, net of tax	(359)	(359)
Retained earnings	54,020	61,704

Total stockholders’ equity	172,552	173,155

Total liabilities and stockholders’ equity	$266,094	$262,936

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Revenue	$141,158	$128,785	$243,628	$217,116
Less excise taxes	11,595	10,715	20,035	17,973

Net revenue	129,563	118,070	223,593	199,143
Cost of goods sold	57,291	56,095	103,427	99,123

Gross profit	72,272	61,975	120,166	100,020
Operating expenses:
Advertising, promotional and selling expenses	35,091	31,162	64,228	57,055
General and administrative expenses	10,547	9,401	19,000	18,208
Impairment of long-lived assets	—	—	—	553

Total operating expenses	45,638	40,563	83,228	75,816

Operating income	26,634	21,412	36,938	24,204
Other income, net:
Interest income	6	24	8	39
Other income, net	4	25	3	4

Total other income, net	10	49	11	43

Income before provision for income taxes	26,644	21,461	36,949	24,247
Provision for income taxes	10,374	9,543	14,419	10,963

Net income	$16,270	$11,918	$22,530	$13,284

Net income per common share — basic	$1.18	$0.85	$1.62	$0.94

Net income per common share — diluted	$1.13	$0.83	$1.57	$0.93

Weighted-average number of common shares — basic	13,838	14,075	13,899	14,077

Weighted-average number of common shares — diluted	14,390	14,326	14,381	14,315

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 26,	June 27,
	2010	2009

Cash flows provided by operating activities:
Net income	$22,530	$13,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,459	8,983
Impairment of long-lived assets	—	584
Gain on disposal of property, plant and equipment	(5)	—
Bad debt expense	20	125
Stock-based compensation expense	1,635	1,688
Excess tax benefit from stock-based compensation arrangements	(2,112)	(151)
Deferred income taxes	—	746
Changes in operating assets and liabilities:
Accounts receivable	(8,965)	(7,048)
Inventories	221	(943)
Prepaid expenses and other assets	(537)	8,843
Accounts payable	(2,717)	1,370
Accrued expenses and other current liabilities	7,482	4,514
Other liabilities	1,149	(280)

Net cash provided by operating activities	27,160	31,715

Cash flows used in investing activities:
Purchases of property, plant and equipment	(4,214)	(10,210)
Proceeds from disposal of property, plant and equipment	20	—

Net cash used in investing activities	(4,194)	(10,210)

Cash flows used in financing activities:
Repurchase of Class A common stock	(30,219)	(2,848)
Proceeds from exercise of stock options	2,770	475
Excess tax benefit from stock-based compensation arrangements	2,112	151
Net proceeds from sale of investment shares	569	237

Net cash used in financing activities	(24,768)	(1,985)

Change in cash	(1,802)	19,520

Cash at beginning of period	55,481	9,074

Cash at end of period	$53,679	$28,594

Supplemental disclosure of cash flow information:
Income taxes paid	$7,805	$2,377

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated balance sheet as of June 26, 2010 and the consolidated statements of operations and consolidated statements of cash flows for the interim periods ended June 26, 2010 and June 27, 2009 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 26, 2010 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 26, 2010 and June 27, 2009, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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

	June 26,	December 26,
	2010	2009
	(in thousands)
Raw materials	$17,548	$16,778
Work in process	4,170	4,884
Finished goods	3,619	3,896

	$25,337	$25,558

C. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income	$16,270	$11,918	$22,530	$13,284

Weighted average shares of Class A Common Stock	9,731	9,968	9,792	9,970
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share — basic	13,838	14,075	13,899	14,077
Effect of dilutive securities:
Stock options	502	247	443	232
Non-vested investment shares and restricted stock	50	4	39	6

Dilutive potential common shares	552	251	482	238

Shares used in net income per common share — diluted	14,390	14,326	14,381	14,315

Net income per common share — basic	$1.18	$0.85	$1.62	$0.94

Net income per common share — diluted	$1.13	$0.83	$1.57	$0.93

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $1.18 and $0.85 for the three months ended June 26, 2010 and June 27, 2009, respectively, and $1.62 and $0.94 for the six months ended June 26, 2010 and June 27, 2009, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three and six-months ended June 26, 2010, weighted-average options to purchase approximately 65,700 and 60,300 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. During the three and six-months ended June 27, 2009, weighted-average options to purchase approximately 1,294,800 and 1,311,800 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 115,000 and 319,500 shares of Class A Common Stock were outstanding as of June 26, 2010 and June 27, 2009, respectively, but not included in computing diluted income per share because the performance criteria of these stock options were not expected to be met as of the respective dates. Furthermore, performance-based stock options to purchase 229,700 and 125,500 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the six months ended June 26, 2010 and June 27, 2009, respectively.
Based on information available prior to the issuance of the Company’s financial statements for the fiscal year ended December 26, 2009, the Compensation Committee of the Company’s Board of Directors concluded that it was probable that the performance criteria under the option to purchase 120,000 shares granted to the Chief Executive Officer in 2005 would be met. The Company accordingly recorded related compensation expense of approximately $0.9 million in the fourth quarter of 2009. In late April 2010, the Compensation Committee, based upon updated information available through April 23, 2010, concluded that one of the three applicable performance criteria had not been met. As a result, the option has lapsed as to the 120,000 shares in question and, in the first quarter of 2010, the Company reversed the related compensation expense of approximately $0.9 million, or $0.04 per dilutive share, for the six months ended June 26, 2010.
D. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended June 26, 2010 and June 27, 2009 were not material.

E. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $6.7 million at June 26, 2010.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at June 26, 2010 totaled $27.7 million, based on the exchange rates on that date.
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
The Company had various other non-cancelable purchase commitments at June 26, 2010, which amounted to $3.3 million.
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
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. No prediction of the likely outcome of the litigation can be made at this time. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.

F. Income Taxes
As of June 26, 2010 and December 26, 2009, the Company had approximately $6.5 million and $6.6 million, respectively, of unrecognized income tax benefits. A decrease of $0.1 million in unrecognized tax benefits was recorded for the six months ended June 26, 2010.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 26, 2010 and December 26, 2009, the Company had $3.1 million and $2.7 million, respectively, accrued for interest and penalties.
The Company’s state income tax returns remain subject to examination for three or four years depending on a particular state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At June 26, 2010, the examination was in progress. The Company is also being audited by two other states as of June 26, 2010.
In July 2009, the Internal Revenue Service commenced an examination of the Company’s 2008 consolidated corporate income tax return and the related loss carry back claim to 2006. At June 26, 2010, the examination was in progress.
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
G. Product Recall
In April 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The bottles were from a single glass plant that supplied bottles to the Company. The glass plant in question supplied approximately 25% of the Company’s glass bottles during the first quarter of 2008.
The recall process was substantially completed during the fourth quarter of 2008. During the six months ended June 26, 2010, the Company increased its estimate for inventory reserves by $0.3 million.
The following table summarizes the Company’s reserves and reserve activities for the product recall for the six months ended June 26, 2010 (in thousands):

	Reserves at			Reserves at
	December 26,	Changes in	Reserves	June 26,
	2009	Estimates	Used	2010

Product returns	$—	$13	$(13)	$—
Excise tax credit	(158)	—	—	(158)
Recall-related costs	255	—	—	255
Inventory reserves	2,421	342	—	2,763

	$2,518	$355	$(13)	$2,860

The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of June 26, 2010 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.

H. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which was set to expire on March 31, 2013. On June 14, 2010, the Company extended the expiration date of the credit facility from March 31, 2013 to March 31, 2015. As of June 26, 2010, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.
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
J. Subsequent Events
On July 28, 2010, the Board of Directors approved an increase of $25.0 million to the previously approved $165.0 million share buyback expenditure limit, for a new limit of $190.0 million.
The Company recently entered into an Alternating Proprietorship Agreement (the “agreement”) with Diageo Americas Supply, Inc. (“Diageo Americas”) that sets forth the regulatory structure of any future production by the Company for Diageo Americas. The agreement took effect on August 1, 2010 and is for a term of two years. Neither party undertook any production obligations under the agreement and any subsequent production will be on such mutually satisfactory terms, including price, as may be agreed upon by the parties in their discretion at that time. The Company does not expect any production under the agreement to be material to the Company’s operations.
The Company evaluated subsequent events occurring after the balance sheet date, June 26, 2010, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and six-month periods ended June 26, 2010, as compared to the three and six-month periods ended June 27, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
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
Three Months Ended June 26, 2010 compared to Three Months Ended June 27, 2009
Net revenue. Net revenue increased by $11.5 million, or 9.7%, to $129.6 million for the three months ended June 26, 2010, as compared to $118.1 million for the three months ended June 27, 2009, due to increased core shipment volume.
Volume. Total shipment volume increased by 0.3% to 632,000 barrels for the three months ended June 26, 2010, as compared to 630,000 barrels for the three months ended June 27, 2009, due to increases in core shipment volume, partially offset by a decrease in shipments of non-core products due to the termination of the 2008 Packaging Services Agreement with Diageo North America, Inc. in May 2009. Shipment volume for the core brands increased by 9.4% to 627,000 barrels, due primarily to increases in both the Samuel Adams® and Twisted Tea® brand family shipments.
Shipments and orders in-hand suggest that gross core shipments through August of 2010 will be up approximately 14% as compared to the same period in 2009. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the second quarter of 2010 increased by approximately 13.0 % versus the same period in 2009. The Company believes inventories at wholesalers at the end of the second quarter were at appropriate levels given the current volumes and trends.
Net Selling Price. The net selling price per barrel increased by 9.4% to $205.00 per barrel for the three months ended June 26, 2010, as compared to $187.41 per barrel for the same period last year, due primarily to the termination of the 2008 Packaging Services Agreement, as these non-core products generated low revenue per barrel. Selling price per core product barrel increased by 1.4% to $205.97 per barrel for the three months ended June 26, 2010, as compared to $203.05 per barrel for the same period last year, due primarily to price increases.
Gross profit. Gross profit increased to $114.35 per barrel for the three months ended June 26, 2010, as compared to
$98.37 for the three months ended June 27, 2009. Gross profit for core products was $114.96 per barrel for the three months ended June 26, 2010, as compared to $108.19 per barrel for the three months ended June 27, 2009. Gross margin for core products was 55.8% for the three months ended June 26, 2010, as compared to 53.3% for the three months ended June 27, 2009. The increase in gross profit per barrel of $6.77 and gross margin of 2.5 percentage points is primarily due to increases in the net selling price per barrel, combined with decreases in cost of goods sold per barrel.
Cost of goods sold for core brands was $91.01 per barrel for the three months ended June 26, 2010, as compared to $94.86 per barrel for the three months ended June 27, 2009. The 2010 decrease in cost of goods sold of $3.85 per core product barrel reflected lower brewing and packaging costs at the Pennsylvania Brewery resulting from the Company’s cost savings initiatives.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.9 million, or 12.5%, to $35.1 million for the three months ended June 26, 2010, as compared to $31.2 million for the three months ended June 27, 2009. Such expenses for core brands were 27.2% of net revenue, or $55.97 per barrel, for the three months ended June 26, 2010, as compared to 26.8% of net revenue, or $54.48 per barrel, for the three months ended June 27, 2009. The increases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of increased investments in point of sale materials, local marketing, radio advertising and the Company’s sales force, partially offset by lower TV advertising costs. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $1.1 million, or 11.7%, to $10.5 million for the three months ended June 26, 2010, as compared to $9.4 million for the same period last year. The increase primarily resulted from increased stock compensation expense, as a result of the increase in the market price of the Company’s stock, and legal fees.
Provision for income taxes. The Company recorded an income tax provision of $10.4 million for the three months ended June 26, 2010, compared to $9.5 million for the three months ended June 27, 2009. The Company’s effective tax rate for the second quarter of 2010 decreased to 39% from the second quarter 2009 rate of 44%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses.
Six Months Ended June 26, 2010 compared to Six Months Ended June 27, 2009
Net revenue. Net revenue increased by $24.5 million, or 12.3%, to $223.6 million for the six months ended June 26, 2010, from $199.1 million for the six months ended June 27, 2009, primarily due to increased core shipments, partially offset by a reduction in non-core revenue of $5.1 million due to the termination of the 2008 Packaging Services Agreement with Diageo North America in May 2009.
Volume. Total shipment volume decreased by 4.8% to 1,089,000 barrels for the six months ended June 26, 2010, as compared to 1,144,000 barrels for the six months ended June 27, 2009, due to the termination of the 2008 Packaging Services Agreement, which was partially offset by an increase in shipments of core brands. Shipment volume for the core brands increased by 13.3%, or 127,000 barrels, due to double-digit increases in Twisted Tea®, Samuel Adams® Seasonals and Samuel Adams Boston Lager®.
Net Selling Price. The net selling price per barrel increased by 17.9% to $205.32 per barrel for the six months ended June 26, 2010, as compared to $174.08 per barrel for the same period last year, due primarily to the termination of the 2008 Packaging Services Agreement. The net selling price per barrel for core brands increased by approximately 1.9% to $206.19 per barrel for the six months ended June 26, 2010 as compared to the prior year. This increase in net selling price per barrel is primarily due to price increases in 2010 and a decrease in returns of stale beer.
Gross profit. Gross profit increased to $110.35 per barrel for the six months ended June 26, 2010, as compared to $87.43 for the six months ended June 27, 2009. Gross profit for core brands was $110.86 per barrel for the six months ended June 26, 2010, as compared to $105.01 for the six months ended June 27, 2009. Gross margin for core products was 53.8% for the first six months of 2010, as compared to 51.9% for the same period in 2009. The increase is primarily due to increased net selling price, combined with decreases in cost of goods sold per core barrel.
Cost of goods sold for core products decreased to $95.33 per barrel for the six months ended June 26, 2010, as compared to $97.43 per barrel for the same period last year. The decrease in cost of goods sold of $2.10 per barrel resulted primarily from lower brewing and packaging costs at the Pennsylvania Brewery as the Company was able to focus on cost savings initiatives, as the comparable period had some lower margin contract production for Diageo North America, Inc.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $7.1 million, or 12.4%, to $64.2 million for the six months ended June 26, 2010, as compared to $57.1 million for the six months ended June 27, 2009. Advertising, promotional and selling expenses for core brands were 28.8% of net revenue, or $59.42 per barrel, for the six months ended June 26, 2010, as compared to 29.5% of net revenue, or $59.81 per barrel, for the same period last year. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to core shipment volume increasing at a higher rate than increases in advertising, promotion and selling expenses.
General and administrative. General and administrative expenses increased by 4.3%, or $0.8 million, to $19.0 million for the six months ended June 26, 2010 as compared to the same period last year. The increase is largely driven by increases in legal expenses, stock compensation expense due to the increased market price of the Company’s stock, and salaries and benefits, partially offset by the reversal of stock compensation expense for an option that did not vest and a decrease in administrative expenses at the Pennsylvania Brewery.
Provision for income taxes. The Company’s effective tax rate for the first half of 2010 decreased to 39% from the first half 2009 rate of 45%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses. The Company expects its full year tax rate to be approximately 39%.
LIQUIDITY AND CAPITAL RESOURCES
Cash decreased to $53.7 million as of June 26, 2010 from $55.5 million as of December 26, 2009, primarily due to an increase in stock repurchases, which was mostly offset by increased cash flows from operating activities.
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
Cash flows provided by operating activities were $27.2 million for the six months ended June 26, 2010, compared to $31.7 million for the same period in the prior year. Operating cash flows were negatively impacted by changes in working capital, primarily due to a $9.0 million change in accounts receivable, caused by increased shipments during the second half of the month of June compared to prior periods, as well as a decrease in accounts payable of $2.7 million, due to the timing of invoices primarily related to capital projects. Partially offsetting these decreases in working capital was a $6.8 million increase in accrued income taxes due to the increase in income in the current year.
The Company used $4.2 million in investing activities during the six months ended June 26, 2010, as compared to $10.2 million during the six months ended June 27, 2009. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.
Cash used in financing activities was $24.8 million during the six months ended June 26, 2010, as compared to $2.0 million during the six months ended June 27, 2009. The $22.8 million change in financing cash flow is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program.
During the six months ended June 26, 2010, the Company repurchased approximately 549,800 shares of its Class A Common Stock for a total cost of $30.2 million. On July 28, 2010, the Board of Directors approved an increase of $25.0 million to the previously approved $165.0 million share buyback expenditure limit, for a new limit of $190.0 million. From June 27, 2010 through July 30, 2010, the Company repurchased an additional 128,000 shares of its Class A Common Stock for a total cost of $8.7 million. Through July 30, 2010, the Company has repurchased a cumulative total of approximately 9.3 million shares of its Class A Common Stock for an aggregate purchase price of $160.1 million. The Company has approximately $29.9 million remaining on the $190.0 million share buyback expenditure limit set by the Board of Directors.
On June 14, 2010, the Company extended the term of its $50.0 million credit facility for a period of two years, so that its expiration date is now March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of June 26, 2010 and the date of this filing.
The Company expects that its cash balances as of June 26, 2010 of $53.7 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements.

2010 Outlook
Based on information of which the Company is currently aware, the Company is increasing its projected 2010 earnings per diluted share range to $2.85 to $3.15. The Company currently projects full-year depletions growth of between 8% and 10%, based on its analysis of year-to-date depletions versus 2009 and 2008. The Company continues to believe that the current competitive pricing environment is very challenging and projects full-year price increases of between 1% and 2% through minor price optimizations, as the competitive environment permits, but there can be no assurances that the Company will be able to achieve these planned revenue per barrel increases. The Company continues to forecast cost stability for packaging and ingredients and currently believes that full year 2010 gross margins will be approximately 54%. The Company is committed to trying to grow market share and to maintain volume and healthy pricing, and is prepared to invest to accomplish this, even if this causes short term earnings decreases.
The Company continues to evaluate 2010 capital expenditures and, based on current information, now expects them to be between $12.0 million and $18.0 million, primarily for continued investments in the Pennsylvania Brewery, as the Company pursues further efficiency initiatives and equipment upgrades, as well as additional keg purchases to support continued growth. The actual amount spent may well be different from these estimates as the Company continues to analyze its investment opportunities.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At June 26, 2010, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the six month period ended June 26, 2010.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the six month period ended June 26, 2010.
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
Item 4. CONTROLS AND PROCEDURES
As of June 26, 2010, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 26, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. No prediction of the likely outcome of the litigation can be made at this time.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of July 30, 2010, the Company has repurchased a cumulative total of approximately 9.3 million shares of its Class A Common Stock for an aggregate purchase price of $160.1 million and had $29.9 million remaining on the $190.0 million share buyback expenditure limit.
During the six months ended June 26, 2010, the Company repurchased 550,883 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 27, 2009 to January 30, 2010	133,548	$47.30	133,428	$12,594,608
January 31, 2010 to February 27, 2010	133,000	46.47	133,000	6,413,524
February 28, 2010 to March 27, 2010	21,224	49.14	21,000	30,378,926
March 28, 2010 to May 1, 2010	84,400	53.64	84,400	25,852,048
May 2, 2010 to May 29, 2010	35,711	61.34	35,000	23,678,651
May 30, 2010 to June 26, 2010	143,000	69.86	143,000	13,688,957

Total	550,883	$54.91	549,828	$13,688,957

During the six months ended June 26, 2010, the Company repurchased 1,055 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of July 30, 2010, the Company had 9.7 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
Not Applicable
Item 6. EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*10.67	Amendment dated June 14, 2010 to the Second Amended and Restated Credit Agreement between Bank of America, N.A. and The Boston Beer Company, Inc. and Boston Beer Corporation.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: August 3, 2010
/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: August 3, 2010
/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)