Form 10-Q
period 2010-09-25
BOSTON BEER CO INC
filed 2010-11-04
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2010:

Class A Common Stock, $.01 par value	9,274,145
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 25, 2010

PART I. Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 25,	December 26,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$53,190	$55,481
Accounts receivable, net of allowance for doubtful accounts of $208 and $199 as of September 25, 2010 and December 26, 2009, respectively	26,270	17,856
Inventories	26,133	25,558
Prepaid expenses and other assets	9,847	9,710
Deferred income taxes	4,328	4,425

Total current assets	119,768	113,030
Property, plant and equipment, net	144,206	147,021
Other assets	1,567	1,508
Goodwill	1,377	1,377

Total assets	$266,918	$262,936

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,829	$25,255
Accrued expenses and other current liabilities	58,416	48,531

Total current liabilities	81,245	73,786
Deferred income taxes	14,379	13,439
Other liabilities	3,586	2,556

Total liabilities	99,210	89,781
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,489,319 and 10,142,494 shares issued and outstanding as of September 25, 2010 and December 26, 2009, respectively	95	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	120,150	111,668
Accumulated other comprehensive loss, net of tax	(359)	(359)
Retained earnings	47,781	61,704

Total stockholders’ equity	167,708	173,155

Total liabilities and stockholders’ equity	$266,918	$262,936

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Revenue	$135,957	$118,851	$379,585	$335,967
Less excise taxes	11,490	10,129	31,525	28,102

Net revenue	124,467	108,722	348,060	307,865
Cost of goods sold	54,676	50,417	158,103	149,540

Gross profit	69,791	58,305	189,957	158,325

Operating expenses:
Advertising, promotional and selling expenses	34,612	32,737	98,840	89,792
General and administrative expenses	9,815	8,388	28,815	26,596
Impairment of long-lived assets	—	—	—	553

Total operating expenses	44,427	41,125	127,655	116,941

Operating income	25,364	17,180	62,302	41,384
Other (expense) income, net:
Interest income	33	46	41	85
Other expense, net	(105)	(4)	(102)	—

Total other (expense) income, net	(72)	42	(61)	85

Income before provision for income taxes	25,292	17,222	62,241	41,469
Provision for income taxes	9,846	6,848	24,265	17,811

Net income	$15,446	$10,374	$37,976	$23,658

Net income per common share — basic	$1.14	$0.74	$2.75	$1.68

Net income per common share — diluted	$1.09	$0.72	$2.65	$1.65

Weighted-average number of common shares — basic	13,587	14,008	13,795	14,054

Weighted-average number of common shares — diluted	14,197	14,334	14,320	14,322

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 25,	September 26,
	2010	2009
Cash flows provided by operating activities:
Net income	$37,976	$23,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,833	12,679
Impairment of long-lived assets	—	589
Loss (gain) on disposal of property, plant and equipment	35	(1)
Bad debt expense	9	49
Stock-based compensation expense	2,388	2,408
Excess tax benefit from stock-based compensation arrangements	(2,500)	(1,174)
Deferred income taxes	1,037	746
Changes in operating assets and liabilities:
Accounts receivable	(8,423)	(6,323)
Inventories	(575)	(1,424)
Prepaid expenses and other assets	(306)	9,641
Accounts payable	(2,426)	(1,494)
Accrued expenses and other current liabilities	12,446	9,593
Other liabilities	1,030	(399)

Net cash provided by operating activities	53,524	48,548

Cash flows used in investing activities:
Purchases of property, plant and equipment	(10,024)	(11,900)
Proceeds from disposal of property, plant and equipment	20	—

Net cash used in investing activities	(10,004)	(11,900)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(51,908)	(4,077)
Proceeds from exercise of stock options	3,038	1,642
Excess tax benefit from stock-based compensation arrangements	2,500	1,174
Net proceeds from sale of investment shares	559	341

Net cash used in financing activities	(45,811)	(920)

Change in cash	(2,291)	35,728

Cash at beginning of period	55,481	9,074

Cash at end of period	$53,190	$44,802

Supplemental disclosure of cash flow information:
Income taxes paid	$16,887	$7,336

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated balance sheet as of September 25, 2010 and the consolidated statements of operations and consolidated statements of cash flows for the interim periods ended September 25, 2010 and September 26, 2009 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 25, 2010 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 25, 2010 and September 26, 2009, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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

	September 25,	December 26,
	2010	2009
	(in thousands)
Raw materials	$16,833	$16,778
Work in process	4,544	4,884
Finished goods	4,756	3,896

	$26,133	$25,558

C. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income	$15,446	$10,374	$37,976	$23,658

Weighted average shares of Class A Common Stock	9,480	9,901	9,688	9,947
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share — basic	13,587	14,008	13,795	14,054
Effect of dilutive securities:
Stock options	548	297	478	254
Non-vested investment shares and restricted stock	62	29	47	14

Dilutive potential common shares	610	326	525	268

Shares used in net income per common share — diluted	14,197	14,334	14,320	14,322

Net income per common share — basic	$1.14	$0.74	$2.75	$1.68

Net income per common share — diluted	$1.09	$0.72	$2.65	$1.65

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $1.14 and $0.74 for the three months ended September 25, 2010 and September 26, 2009, respectively, and $2.75 and $1.68 for the nine months ended September 25, 2010 and September 26, 2009, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
There were no anti-dilutive shares of Class A Common Stock outstanding during the three months ended September 25, 2010. During the nine months ended September 25, 2010, weighted-average options to purchase approximately 67,700 shares of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. During the three and nine months ended September 26, 2009, weighted-average options to purchase approximately 1,085,300 and 1,194,900 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 115,000 and 379,700 shares of Class A Common Stock were outstanding as of September 25, 2010 and September 26, 2009, respectively, but not included in computing diluted income per share because the performance criteria of these stock options were not expected to be met as of the respective dates. Furthermore, performance-based stock options to purchase 219,700 and 125,500 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the nine months ended September 25, 2010 and September 26, 2009, respectively.
Based on information available prior to the issuance of the Company’s financial statements for the fiscal year ended December 26, 2009, the Compensation Committee of the Company’s Board of Directors concluded that it was probable that the performance criteria under the option to purchase 120,000 shares granted to the Chief Executive Officer in 2005 would be met. The Company accordingly recorded related compensation expense of approximately $0.9 million in the fourth quarter of 2009. In late April 2010, the Compensation Committee, based upon updated information available through April 23, 2010, concluded that one of the three applicable performance criteria had not been met. As a result, the option has lapsed as to the 120,000 shares in question and, in the first quarter of 2010, the Company reversed the related compensation expense of approximately $0.9 million, or $0.04 per dilutive share, for the nine months ended September 25, 2010.
D. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended September 25, 2010 and September 26, 2009 were not material.

E. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $15.4 million at September 25, 2010.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at September 25, 2010 totaled $33.4 million, based on the exchange rates on that date.
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
Currently, the Company brews and packages more than 95% of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.
The Company entered into an Alternating Proprietorship Agreement (the “agreement”) with Diageo Americas Supply, Inc. (“Diageo Americas”) that sets forth the regulatory structure of any future production by the Company for Diageo Americas. The agreement took effect on August 1, 2010 and is for a term of two years. Neither party undertook any production obligations under the agreement and any subsequent production will be on such mutually satisfactory terms, including price, as may be agreed upon by the parties in their discretion at that time. The Company does not expect any production under the agreement to be material to the Company’s operations.
The Company had various other non-cancelable purchase commitments at September 25, 2010, which amounted to approximately $3.3 million.
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
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. No prediction of the likely ultimate outcome of the arbitration or the litigation can be made at this time.
The Company believes that its inability to avail itself of production capacity at the Rochester Brewery will not, in the near future, have a material impact on its ability to meet demand for its products, but that its inability could affect the Company’s ability to service demand in the event of a serious disruption at its Company-owned breweries.

Environmental Matters
During the second quarter of 2010, the Company entered into an agreement with the City of Cincinnati (the “City”) to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the City which is adjacent to Company-owned land at the Cincinnati Brewery (the “Property”). In the third quarter of 2010, the City was awarded a Clean Ohio Revitalization Fund grant (“CORF Grant”) for the Property and will use these funds to complete the purchase of the Property and will provide funds to the Company to remediate the contaminated land and demolish certain other buildings on adjacent parcels. The Company paid approximately $0.3 million to the City for an option to purchase the Property after it has been cleaned up to enable potential future expansion at the Cincinnati Brewery. In connection with these agreements, the Company recorded a current liability and an equal and offsetting other asset of approximately $2.6 million for the estimated total cleanup costs it is responsible for under the remediation plan and the related CORF Grant, respectively. Under the terms of the agreement the Company would not be reimbursed by the City for any remediation cost above the currently estimated cleanup cost of approximately $2.6 million.
The Company accrues for environmental remediation-related activities for which commitments or clean up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. In light of existing reserves, any additional remediation costs above the currently estimated cost of $2.6 million will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.
F. Income Taxes
As of September 25, 2010 and December 26, 2009, the Company had approximately $6.5 million and $6.6 million, respectively, of unrecognized income tax benefits. A decrease of $0.1 million in unrecognized tax benefits was recorded for the nine months ended September 25, 2010.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 25, 2010 and December 26, 2009, the Company had $3.3 million and $2.7 million, respectively, accrued for interest and penalties.
The Company’s state income tax returns remain subject to examination for three or four years depending on a particular state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At September 25, 2010, the examination was in progress. The Company is also being audited by one other state as of September 25, 2010.
In July 2009, the Internal Revenue Service commenced an examination of the Company’s 2008 consolidated corporate income tax return and the related loss carry back claim to 2006. As of September 25, 2010, the examination has been completed.
It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease significantly in 2010 due to the commencement or completion of income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations, or cash flows.
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

The recall process was substantially completed during the fourth quarter of 2008. During the nine months ended September 25, 2010, the Company increased its estimate for inventory reserves by $0.3 million.
The following table summarizes the Company’s reserves and reserve activities for the product recall for the nine months ended September 25, 2010 (in thousands):

	Reserves at			Reserves at
	December 26,	Changes in	Reserves	September 25,
	2009	Estimates	Used	2010

Product returns	$—	$13	$(13)	$—
Excise tax credit	(158)	—	—	(158)
Recall-related costs	255	—	—	255
Inventory reserves	2,421	342	—	2,763

	$2,518	$355	$(13)	$2,860

The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of September 25, 2010 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
H. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit that is set to expire on March 31, 2015. As of September 25, 2010, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.
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
J. Subsequent Events
On October 28, 2010, the Board of Directors approved an increase of $35.0 million to the previously approved $190.0 million share buyback expenditure limit, for a new limit of $225.0 million.
The Company evaluated subsequent events occurring after the balance sheet date, September 25, 2010, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and nine-month periods ended September 25, 2010, as compared to the three and nine-month periods ended September 26, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core products” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core products” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties that are not significant to the Company’s total sales in 2010 and 2009.
Three Months Ended September 25, 2010 compared to Three Months Ended September 26, 2009
Net revenue. Net revenue increased by $15.8 million, or 14.5%, to $124.5 million for the three months ended September 25, 2010, as compared to $108.7 million for the three months ended September 26, 2009, due primarily to increased core product shipment volume.
Volume. Total shipment volume increased by 13.0% to 616,000 barrels for the three months ended September 25, 2010, as compared to 545,000 barrels for the three months ended September 26, 2009, due to increases in core product shipment volume. Shipment volume for the core brands increased by 14% to 613,000 barrels, due primarily to increases in Samuel Adams® Seasonals, Twisted Tea® and the Samuel Adams® Brewmaster’s Collection, partially offset by declines in Sam Adams Light®.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the third quarter of 2010 increased by approximately 7% versus the same period in 2009.
Shipments and orders in-hand suggest that gross core shipments through December 2010 will be up approximately 10% as compared to the same period in 2009. Year-to-date depletions through October 2010 are estimated by the Company to be up approximately 11% from the same period in 2009, with one less selling day in the October 2010 period. The Company believes that inventory levels at wholesalers at the end of the third quarter are similar to previous years. Actual shipments may differ, however, and no inferences should be drawn with respect to shipments in future periods.
Net Selling Price. The net selling price per barrel increased by 1.3% to $202.06 per barrel for the three months ended September 25, 2010, as compared to $199.49 per barrel for the same period last year, due primarily to the increase in selling price per core product barrel. Selling price per core product barrel increased by 0.8% to $202.62 per barrel for the three months ended September 25, 2010, as compared to $201.10 per barrel for the same period last year, due primarily to price increases and a decrease in returns of stale beer.
Gross profit. Gross profit increased to $113.30 per barrel for the three months ended September 25, 2010, as compared to $106.98 for the three months ended September 26, 2009. Gross profit for core products was $113.64 per barrel for the three months ended September 25, 2010, as compared to $108.14 per barrel for the three months ended September 26, 2009. Gross margin for core products was 56.1% for the three months ended September 25, 2010, as compared to 53.8% for the three months ended September 26, 2009. The increase in gross profit per core product barrel of $5.50 and gross margin of 2.3 percentage points is primarily due to decreases in cost of goods sold per barrel, combined with increases in the net selling price per barrel.
Cost of goods sold for core brands was $88.99 per barrel for the three months ended September 25, 2010, as compared to $92.96 per barrel for the three months ended September 26, 2009. The 2010 decrease in cost of goods sold of $3.97 per core product barrel reflected lower brewing and packaging costs at the Pennsylvania Brewery resulting from the Company’s cost savings initiatives.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $1.9 million, or 5.8%, to $34.6 million for the three months ended September 25, 2010, as compared to $32.7 million for the three months ended September 26, 2009. The increase primarily resulted from increased investments in point of sale materials and local marketing, as well as higher costs for additional sales personnel. Such expenses for core brands were 27.9% of net revenue, or $56.46 per barrel, for the three months ended September 25, 2010, as compared to 30.3% of net revenue, or $60.85 per barrel, for the three months ended September 26, 2009. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to core shipment volume increasing at a higher rate than increases in advertising, promotional and selling expenses. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $1.4 million, or 16.7%, to $9.8 million for the three months ended September 25, 2010, as compared to $8.4 million for the same period last year. The increase primarily resulted from increased salaries and benefits costs and legal expenses, as well as the timing of certain other consulting and administrative costs.
Provision for income taxes. The Company recorded an income tax provision of $9.8 million for the three months ended September 25, 2010, compared to $6.8 million for the three months ended September 26, 2009. The Company’s effective tax rate for the third quarter of 2010 decreased to 39% from the third quarter 2009 rate of 40%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses.
Nine Months Ended September 25, 2010 compared to Nine Months Ended September 26, 2009
Net revenue. Net revenue increased by $40.2 million, or 13.1%, to $348.1 million for the nine months ended September 25, 2010, from $307.9 million for the nine months ended September 26, 2009, primarily due to increased core shipments, partially offset by a reduction in non-core revenue of $5.1 million due to the termination of the 2008 Packaging Services Agreement with Diageo North America in May 2009.
Volume. Total shipment volume increased by 0.9% to 1,705,000 barrels for the nine months ended September 25, 2010, as compared to 1,689,000 barrels for the nine months ended September 26, 2009, due to an increase in shipments of core brands, which was partially offset by the termination of the 2008 Packaging Services Agreement in May 2009. Shipment volume for the core brands increased by 13.5%, or 201,000 barrels, due primarily to increases in Samuel Adams® Seasonals, Twisted Tea® and Samuel Adams Boston Lager®.
Net Selling Price. The net selling price per barrel increased by 12.0% to $204.14 per barrel for the nine months ended September 25, 2010, as compared to $182.28 per barrel for the same period last year, due primarily to the termination of the 2008 Packaging Services Agreement and the increase in selling price per core product barrel. The net selling price per barrel for core brands increased by approximately 1.5% to $204.90 per barrel for the nine months ended September 25, 2010 as compared to the prior year. This increase in net selling price per barrel is primarily due to price increases in 2010 and a decrease in returns of stale beer.
Gross profit. Gross profit increased to $111.41 per barrel for the nine months ended September 25, 2010, as compared to $93.74 per barrel for the nine months ended September 26, 2009. Gross profit for core brands was $111.86 per barrel for the nine months ended September 25, 2010, as compared to $106.07 per barrel for the nine months ended September 26, 2009. Gross margin for core products was 54.6% for the first nine months of 2010, as compared to 52.6% for the same period in 2009. The increase is primarily due to increased net selling price, combined with decreases in cost of goods sold per core barrel.

Cost of goods sold for core products decreased to $93.03 per barrel for the nine months ended September 25, 2010 from $95.75 per barrel for the same period last year. The decrease in cost of goods sold of $2.72 per core product barrel resulted primarily from lower brewing and packaging costs at the Pennsylvania Brewery resulting from the Company’s cost savings initiatives.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $9.0 million, or 10.0%, to $98.8 million for the nine months ended September 25, 2010, as compared to $89.8 million for the nine months ended September 26, 2009. The increase primarily resulted from increased investments in local marketing and point of sale materials, as well as higher costs for additional sales personnel. Advertising, promotional and selling expenses for core brands were 28.5% of net revenue, or $58.35 per barrel, for the nine months ended September 25, 2010, as compared to 29.8% of net revenue, or $60.14 per barrel, for the same period last year. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are due to core shipment volume increasing at a higher rate than increases in advertising, promotional and selling expenses.
General and administrative. General and administrative expenses increased by 8.2%, or $2.2 million, to $28.8 million for the nine months ended September 25, 2010 as compared to the same period last year. The increase is largely driven by increases in legal and consulting expenses, stock compensation expense, and salaries and benefits, partially offset by the reversal of stock compensation expense for an option that did not vest.
Provision for income taxes. The Company’s effective tax rate for the first nine months of 2010 decreased to 39% from the first nine months of 2009 rate of 43%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses. The Company expects its full year tax rate to be approximately 39%.
LIQUIDITY AND CAPITAL RESOURCES
Cash decreased to $53.2 million as of September 25, 2010 from $55.5 million as of December 26, 2009, primarily due to an increase in stock repurchases of $47.8 million, which was mostly offset by increased cash flows from operating activities.
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
Cash flows provided by operating activities were $53.5 million for the nine months ended September 25, 2010, compared to $48.5 million for the same period in the prior year. Operating cash flows were positively impacted by changes in working capital, primarily due to increases in accrued expenses of $12.4 million, caused by increased income taxes due to higher income in the current year, partially offset by a $8.4 million increase in accounts receivable, caused by increased shipments during the second half of the month of September compared to prior periods.
The Company used $10.0 million in investing activities during the nine months ended September 25, 2010, as compared to $11.9 million during the nine months ended September 26, 2009. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.
Cash used in financing activities was $45.8 million during the nine months ended September 25, 2010, as compared to $0.9 million during the nine months ended September 26, 2009. The $44.9 million change in financing cash flow is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program.
On July 28, 2010, the Board of Directors approved an increase of $25.0 million to the previously approved $165.0 million share buyback expenditure limit, for a new limit of $190.0 million. During the nine months ended September 25, 2010, the Company repurchased approximately 869,800 shares of its Class A Common Stock for a total cost of $51.9 million. On October 28, 2010, the Board of Directors approved an additional increase of $35.0 million to the previously approved $190.0 million share buyback expenditure limit, for a new limit of $225.0 million. From September 26, 2010 through November 2, 2010, the Company repurchased an additional 215,880 shares of its Class A Common Stock for a total cost of $14.9 million. Through November 2, 2010, the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $187.9 million. The Company has approximately $37.1 million remaining on the $225.0 million share buyback expenditure limit set by the Board of Directors.

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit that is set to expire on March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of September 25, 2010 and the date of this filing.
The Company expects that its cash balances as of September 25, 2010 of $53.2 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements.
2010 and 2011 Outlook
Based on information of which the Company is currently aware, the Company continues to expect its 2010 earnings per diluted share range to be between $2.85 and $3.15. The Company now projects full-year depletions growth of between 9% and 11%, based on its analysis of year-to-date depletions versus 2009. The Company currently projects full-year revenue per barrel increases of approximately 1% through minor price optimizations. The Company anticipates cost stability for packaging and ingredients for the remainder of the year and currently believes that full-year 2010 gross margins will be approximately 54%. The Company is committed to trying to grow market share and to maintain volume and healthy pricing, and is prepared to invest to accomplish this, even if this causes short term earnings decreases.
The Company currently expects 2010 capital expenditures to be between $12.0 million and $18.0 million, primarily for continued investments in the Pennsylvania Brewery, as the Company pursues further efficiency initiatives and equipment upgrades, as well as additional keg purchases to support continued growth. The actual amount spent may well be different from these estimates based on the timing of projects and investment decisions.
In the third quarter of 2010, the Company started testing a Freshest Beer Program with two wholesalers to reduce wholesaler inventory and improve the freshness of the Company’s beers in those markets. Wholesalers typically carry four to five weeks of packaged inventory and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with wholesalers. The Company believes that in the long term this program will improve the quality of the Company’s beer in the market and reduce costs and improve efficiency at its breweries and in the distribution system. Through this test, the Company has successfully reduced the participating wholesalers’ inventories by approximately two weeks, resulting in fresher beer being delivered to retail. The Company is evaluating these markets for any unexpected effects and the overall business benefit of this program, but at this point in time the Company is happy with the tradeoffs it has seen. The Company is exploring what is required to support 50% of the Company’s volume by the end of 2011 with this Freshest Beer Program.
Looking forward to 2011, based on information of which the Company is currently aware, the Company is forecasting depletion growth in the mid to high-single digits and believes that the current competitive pricing environment continues to be challenging and revenue per barrel increases will be approximately 1%. If the Company successfully executes its Freshest Beer Program for 50% of its volume in 2011, the Company would expect that shipments growth would lag depletions growth by the amount of inventory reduction achieved, which is currently estimated to be approximately 2%. The Company currently can predict neither the success of this initiative or the scope of its implementation in 2011, nor the costs associated with the program that might be incurred in implementation and execution. Once the program has been implemented, the Company would expect shipments and depletions to return to their historical relationship. If the Company is able to execute the Freshest Beer Program more quickly or with greater inventory decreases than currently envisioned, the result would be that in 2011 shipments growth will lag depletions growth by more than originally anticipated. The Company will continue to focus on efficiencies at the Company-owned breweries and is currently not aware of any significant increases in the costs of packaging and ingredients for 2011. Full-year 2011 gross margins are currently expected to be between 54% and 56%, which is prior to considering the impact of implementing the Freshest Beer Program. The Company intends to increase its investment in its brands in 2011 commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes.
The Company is currently evaluating 2011 capital expenditures and, based on current information, its initial estimates are between $15.0 million and $25.0 million, most of which relate to continued investments in the Company-owned breweries, as well additional keg purchases. These estimates do not include the capital expenditures that the Company may invest in to support the Freshest Beer Program, and the actual amount spent may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2011 can be covered by its Company-owned breweries combined with existing contracted capacity at third party brewers. The Company will provide further 2011 guidance when the Company presents its full-year 2010 results.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At September 25, 2010, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the nine-month period ended September 25, 2010.
Critical Accounting Policies
Environmental Matters
In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, the Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis.
During the second quarter of 2010, the Company entered into an agreement with the City of Cincinnati (the “City”) to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the City which is adjacent to Company-owned land at the Cincinnati Brewery (the “Property”). In the third quarter of 2010, the City was awarded a Clean Ohio Revitalization Fund grant (“CORF Grant”) for the Property and will use these funds to complete the purchase of the Property and will provide funds to the Company to remediate the contaminated land and demolish certain other buildings on adjacent parcels. The Company paid approximately $0.3 million to the City for an option to purchase the Property after it has been cleaned up to enable potential future expansion at the Cincinnati Brewery. In connection with these agreements, the Company recorded a current liability and an equal and offsetting other asset of approximately $2.6 million for the estimated total cleanup costs it is responsible for under the remediation plan and the related CORF Grant, respectively. Under the terms of the agreement the Company would not be reimbursed by the City for any remediation cost above the currently estimated cleanup cost of approximately $2.6 million. In light of existing reserves, any additional remediation costs above the currently estimated cost of $2.6 million will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.
There were no other material changes to the Company’s critical accounting policies during the nine-month period ended September 25, 2010.
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
Item 4. CONTROLS AND PROCEDURES
As of September 25, 2010, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 25, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. No prediction of the likely ultimate outcome of the arbitration or the litigation can be made at this time.
The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.
Item 1A. RISK FACTORS
The Company Expects that the Freshest Beer Program Will Adversely Affect Operating Results and Cash Flow During Implementation and May Harm the Company’s Business
In the third quarter of 2010, the Company started testing a Freshest Beer Initiative with two wholesalers to reduce wholesaler inventory and improve the freshness of the Company’s beers in those markets. Wholesalers typically carry four to five weeks of packaged inventory and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with the wholesalers. In the Company’s testing, the Company has successfully reduced the participating wholesalers’ inventories by approximately two weeks, resulting in fresher beer being delivered to retail. The Company is exploring what is required to support expanding this program to more wholesalers. If the Company successfully executes its Freshest Beer Program for 50% of its volume in 2011, the Company would expect that shipments growth would lag depletions growth by approximately 2%. If the Company is able to execute the Freshest Beer Program more quickly or with greater inventory decreases than currently envisioned, the result would be that 2011 shipments will lag depletions by more than originally anticipated.

It is possible that the Company may fail in its efforts to implement the Freshest Beer Program successfully or that the outcome of such inventory reductions may prove detrimental to the Company’s business trends and ability to execute at retail. The Company is in the early stages of implementation and may encounter unexpected problems with forecasting, production and wholesaler cooperation. These issues could lead to shortages of the Company’s products at the wholesaler and retailer levels, result in increased costs, negatively impact wholesaler relations, and/or delay the Company’s implementation of this program.
The Company currently can predict neither the success of this program or the scope of its implementation in 2011, nor the extent of the costs or business impacts associated with the program that might be incurred in its implementation and execution. Once the program has been implemented, the Company would expect shipments and depletions to return to their historical relationship. The Company currently believes the program will, in the long term, be beneficial to its business, but there can be no assurances that this will result. While the Company currently intends to implement the Freshest Beer Program cautiously with the ability to reverse direction, there can be no assurances that this reversal will be possible.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2010, the Board of Directors approved an increase of $25.0 million to the previously approved $165.0 million share buyback expenditure limit, for a new limit of $190.0 million. On October 28, 2010, the Board of Directors approved an additional increase of $35.0 million to the previously approved $190.0 million share buyback expenditure limit, for a new limit of $225.0 million. As of November 2, 2010, the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $187.9 million and had $37.1 million remaining on the $225.0 million share buyback expenditure limit.
During the nine months ended September 25, 2010, the Company repurchased 871,384 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 27, 2009 to January 30, 2010	133,548	$47.30	133,428	$12,594,608
January 31, 2010 to February 27, 2010	133,000	46.47	133,000	6,413,524
February 28, 2010 to March 27, 2010	21,224	49.14	21,000	30,378,926
March 28, 2010 to May 1, 2010	84,400	53.64	84,400	25,852,048
May 2, 2010 to May 29, 2010	35,711	61.34	35,000	23,678,651
May 30, 2010 to June 26, 2010	143,000	69.86	143,000	13,688,957
June 27, 2010 to July 31, 2010	128,025	68.28	128,000	29,948,329
August 1, 2010 to August 28, 2010	40,196	65.67	40,000	27,312,166
August 29, 2010 to September 25, 2010	152,280	67.75	152,000	17,000,838

Total	871,384	$59.61	869,828	$17,000,838

During the nine months ended September 25, 2010, the Company repurchased 1,556 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of November 2, 2010, the Company had 9.3 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: November 4, 2010
/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: November 4, 2010	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)