Form 10-K
period 2010-12-25
BOSTON BEER CO INC
filed 2011-03-08
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $480,108,943 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 26, 2010). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of March 4, 2011, there were 9,316,812 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting to be held on May 25, 2011 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K
For The Period Ended December 25, 2010

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer in the United States. In fiscal 2010, Boston Beer sold approximately 2.3 million barrels of its proprietary products (“core brands”) and brewed or packaged approximately 13,000 barrels under contract (“non-core brands”) for third parties.

During 2010, the Company sold over twenty beers under the Samuel Adams® or the Sam Adams® brand names, eight flavored malt beverages under the Twisted Tea® brand name, and one hard cider under the HardCore® brand name. Boston Beer produces malt beverages and hard cider at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). During 2010, the Company brewed over 95% of core brand volume at Company-owned breweries.

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Beer Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry. Today, two major brewers, Anheuser-Busch InBev (“AB InBev”) and MillerCoors LLC (“MillerCoors”), comprise over 90% of all United States domestic beer production, excluding imports.

The Company’s beers are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers, specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is one of the largest brands in the Better Beer category of the United States brewing industry, trailing the imports Corona® and Heineken®. In addition, AB InBev and MillerCoors have entered the Better Beer category, either by developing their own beers, acquiring, in whole or part, existing craft brewers, or by importing and distributing foreign brewers’ brands. The Company estimates that in 2010 the craft beer category grew approximately 10% to 12%, while the Better Beer category was up 5% to 7% and the total beer category was down 1% to 2%. The Company believes that the Better Beer category is approximately 21% of United States beer consumption.

The domestic beer industry, excluding Better Beers, has experienced a decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers and increased competition from wine and spirits companies. During the past ten years, domestic light beers, which are beers with fewer calories than the brewers’ traditional beers, have experienced significant growth within the industry and now have a higher market share than traditional beers.

The Company’s Twisted Tea® product line competes primarily within the flavored malt beverage (“FMB”) category of the beer industry. FMB’s, such as Twisted Tea®, Smirnoff Ice®, BacardiSilver® and Mike’s Hard Lemonade®, are flavored malt beverages that are typically priced competitively with Better Beers. The Company believes that the FMB category comprises approximately 2% of United States beer consumption. The Company believes that the volume comprising the FMB category increased 1% to 3% in 2010.

Narrative Description of Business

The Company’s business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization, the Company strives to achieve this goal by increasing brand availability and awareness through advertising, point-of-sale, promotional programs and drinker education.

Products Marketed

The Company’s product strategy is to create and offer a world-class variety of traditional beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. In most markets, the Company focuses its advertising and promotional dollars on Samuel Adams Boston Lager®, Samuel Adams® Seasonal Beers and Sam Adams Light®.

The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but receives limited promotional support. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a strong drinker following in several markets. The Company plans to grow the brand further by continuing to promote the Twisted Tea® brand in these markets and expand into new markets. The Limited Edition Beers are produced at select times during the year in limited quantities and are sold at a higher price than the Company’s other products. The following is a list of significant continuing styles as of December 25, 2010:

Year First Introduced

Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams® Octoberfest	1989
Samuel Adams® Winter Lager	1989
Samuel Adams® Summer Ale	1996
Samuel Adams® Noble Pils	2009
Brewmaster’s Collection
Samuel Adams® Boston Ale	1987
Samuel Adams® Cranberry Lambic	1990
Samuel Adams® Cream Stout	1993
Samuel Adams Cherry Wheat®	1995
Samuel Adams® Pale Ale	1999
Samuel Adams® Black Lager	2005
Samuel Adams® Irish Red	2008
Samuel Adams® Blackberry Witbier	2009
Samuel Adams® Coastal Wheat	2009
Samuel Adams® Latitude 48 IPA	2010
Imperial Series
Samuel Adams® Double Bock	1988
Samuel Adams® Imperial White	2009
Samuel Adams® Imperial Stout	2009
Barrel Room Collection
Samuel Adams® American Kriek	2009
Samuel Adams® Stony Brook Red	2009
Samuel Adams® New World Tripel	2009

Year First Introduced

Limited Edition Beers
Samuel Adams® Triple Bock®	1994
Samuel Adams Utopias®	2001
Samuel Adams® Imperial Pilsner	2005
InfiniumTM	2010
Flavored Malt Beverages
Twisted Tea® Hard Iced Tea	2001
Twisted Tea® Raspberry Hard Iced Tea	2001
Twisted Tea® Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea® Peach Hard Iced Tea	2005
Twisted Tea® Light Hard Iced Tea	2007
Twisted Tea Midnight® Hard Iced Tea	2008
Twisted Tea® Backyard Batch Hard Iced Tea	2009
Twisted Tea® Sweet Tea Hard Iced Tea	2010
Hard Cider
HardCore® Crisp Hard Cider	1997

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2010, Samuel Adams® Scotch Ale was brewed and included in the Samuel Adams® Brewmaster’s Collection Mix Pack, Samuel Adams® Dunkelweizen and Samuel Adams® Harvest Pumpkin Ale were brewed and included in the Harvest Collection variety pack and Samuel Adams® Chocolate Bock, Samuel Adams® White Ale, Samuel Adams® Old Fezziwig® Ale and Samuel Adams® Holiday Porter were brewed and included in the Samuel Adams® Winter Classics variety pack.

The Company continually evaluates the performance of its various beers, flavored malt beverages and hard cider styles and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles. Samuel Adams® Honey Porter and Twisted Tea® Green Citrus Hard Iced Tea were discontinued during 2010. Certain styles discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

Product Innovations

The Company is committed to maintaining its position as a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams® drinker to try new styles of malt beverages. To that end, the Company continually test brews different beers and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes the annual LongShot® American Homebrew Contest® in which Samuel Adams® drinkers and employees of the Company submit homebrews for inclusion in the LongShot® six-pack in the following year.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 400 wholesale distributors. These distributors, in turn, sell the products to retailers, such as pubs, restaurants, grocery chains, package stores, stadiums and other retail outlets, where the products are sold to drinkers. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the drinker’s business, competes with other brewers for a share of the distributor’s attention, time and selling efforts.

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean, the Pacific Rim and Mexico. During 2010, the Company’s largest customer accounted for approximately 6% of the Company’s net sales. The top three customers accounted for approximately 12%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors.

The Company has historically received most of its orders in the first week of a month for products to be shipped the following month. Most core brands are shipped within days of completion. There has historically not been any significant product order backlog.

In 2010, the Company started testing a Freshest Beer Program with five domestic wholesalers in different markets to reduce both the time and temperature the Company’s beers experience at wholesaler warehouses before reaching the market. Historically, wholesalers carry three to five weeks of packaged inventory and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with the wholesalers. In the Company’s testing, the Company successfully reduced the inventories of participating wholesalers by approximately two weeks, resulting in fresher beer being delivered to retail. This has resulted in lower shipments in 2010 of approximately 50,000 case equivalents. The Company is exploring what is required to support expanding this program to more wholesalers. The wholesaler ordering process is expected to change significantly for wholesalers that participate in the Freshest Beer Program and is likely to result in a shorter period between order placement and shipment. There are various risks associated with the Freshest Beer Program that are discussed below in Risk Factors.

During 2010, Boston Beer sold its products through a sales force of approximately 275 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt.  The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. In 2010, the barley crop in the United States and Canada was slightly below ten-year averages overall in terms of quality and quantity. The 2010 barley crop was purchased at prices comparable to long-term averages. The Company purchased most of the malt used in the production of its beer from one major supplier during 2010. The Company currently has a multi-year contract with that supplier, but also believes that there are other malt vendors available that are capable of supplying its needs.

Hops.  The Company uses Noble hops varieties for its Samuel Adams® lagers. Noble hops are produced in several specific growing areas recognized for growing hops with superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in most of the Company’s ales. The Company enters into purchase commitments with four hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the

Company’s needs. The contracts with the hop dealers are denominated in Euros for the German and Czech hops and in Pounds Sterling for the English hops. The Company does not currently hedge these forward currency commitments. The crops harvested in 2010 were at or above historical averages in terms of both quality and quantity for all hop varieties from Germany, the Czech Republic and the UK and the Company expects to receive all hops that were contracted for, with the exception of one variety from Germany, for which the under-delivery is not material and is not currently expected to impact the production of the Company’s beers. The Company’s goal is to maintain approximately one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, and the Company’s current hop inventory is expected to meet this standard for the Company’s major beer styles. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

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

Other Ingredients.  The Company maintains competitive sources for most of the other ingredients used in its specialty malt-based and cider products.

Packaging Materials.  The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers and crowns. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. Currently, glass and labels are each supplied by a single source, although the Company believes that alternative suppliers are available.

The Company initiates bottle deposits in some states and reuses glass bottles that are returned pursuant to certain state bottle recycling laws. The Company derives some economic benefit from its reuse of returned glass bottles. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, wholesalers and dealers in recycled products. There is no guarantee that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.

Quality Assurance

As of December 25, 2010, the Company employed fourteen brewmasters to monitor the Company’s brewing operations and control the production of its beers. Extensive tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea® flavored malt beverage and HardCore® hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products in order to ensure that its customers enjoy only the freshest beer. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

Prior to 2007, the Company pursued a balanced strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition in June 2008 of substantially all of the assets of the Pennsylvania Brewery from Diageo North America, Inc. (“Diageo”). From 2007 to 2009, the volume of core brands brewed at Company-owned breweries increased from approximately 35% to over 95%. During 2010, the Company brewed over 95% of its core brand volume at Company-owned breweries. The Company believes it could support growth in 2011 in excess of 10% without significant capacity expansion of its owned breweries, and that further growth could be supported through expanding the Company’s use of production arrangements with third parties, including those currently under contract. The Company continues to evaluate capacity optimization at its owned breweries and the potential significant capital required for expansion of absolute capacity at the Pennsylvania Brewery.

The other Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The Cincinnati Brewery produces the full range of the Company’s core brands and it is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Company’s Boston Brewery production is mainly for developing new types of innovative and traditional beers and to brew and package the Samuel Adams® Barrel Room Collection and certain keg beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. Most of the Company’s Samuel Adams® and HardCore® products are produced at the Boston Brewery in the course of each year.

The Company currently has brewing and packaging services arrangements with MillerCoors, Nestlé Professional Vitality and Pleasant Valley Wine Company to brew and/or package its core brands at facilities in Eden, North Carolina, Chicago, Illinois and Hammondsport, New York, respectively, and with City Brewing Company, LLC, to produce its products at facilities in Latrobe, Pennsylvania and La Crosse, Wisconsin. As noted in Item 3 — Legal Proceedings, the status of the Company’s brewing services arrangements at the High Falls brewery located in Rochester, New York, (the “Rochester Brewery”) is the subject of an ongoing dispute and the Company is currently not able to brew its beers at that brewery. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing and packaging arrangements with third parties, the Company is charged a per unit rate for its products that are produced at each of the facilities and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew and package the Company’s beers.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted, although as volumes at the Pennsylvania Brewery increase, interruptions there could become more problematic. In addition, the Company may not be able to maintain its current economics if interruptions were to occur and could face significant delays in starting up such replacement brewing locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures or operational shut downs. The Company believes that its inability to avail itself of production capacity at the Rochester Brewery will not, in the near future, have a material impact on its ability to meet demand for its products. However, the inability to utilize capacity at the Rochester Brewery could affect the Company’s ability to service demand in the event of a serious disruption at Company-owned breweries. Also, as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, and their ability or willingness to meet the Company’s needs, has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers and imported beers with similar pricing and target drinkers. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their sixth successive year of growth in 2010 and there were many new startups. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States and have gained market share over the last ten years. These import competitors may have substantially greater financial resources, marketing strength and distribution networks than the Company. On April 30, 2010, Heineken N.V. (“Heineken”) completed its acquisition of the beer operations of Fomento Económico Mexicano, SAB de CV (“FEMSA Cerveza”) which has made Heineken the number two brewer by revenue internationally. The acquisition significantly increased Heineken’s ownership position in the Better Beer category with the addition of FEMSA Cerveza brands, including Dos Equis®, Sol® and Tecate®. The two largest brewers in the United States, MillerCoors and AB InBev, have entered the Better Beer category, either by developing their own beers, acquiring, in whole or part, existing craft brewers, importing and distributing foreign brewers’ brands or increasing their development and marketing efforts on their own beers that might compete in the Better Beer category.

The Company also competes with other alcoholic beverages for drinker attention and consumption. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up in order to position its beers competitively with wine and spirits.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf, cold box and tap space. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising and imagery, trade and drinker promotions, pricing, packaging and the development of new products.

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

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company’s operations are subject to more restrictive regulations and increased taxation by federal, state and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state and local laws and regulations govern the production and distribution of malt beverages and hard cider, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

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

At the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) administers and enforces the federal laws and tax code provisions related to the production and taxation of alcohol products. Brewers are required to file an amended notice with the TTB in the event of a material change in the production processes, production equipment, brewery location, brewery management or brewery ownership. TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay taxes, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations or to notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time.

At the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or license holder and others require advance approvals, requiring that new licenses, permits or approvals be applied for and obtained in the event of a change in the management or ownership of the permit or license holder. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by an out-of-state brewer or wholesaler vary from locale to locale. The Company’s operations are subject to audit and inspection by state regulatory agencies at any time.

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

Taxation

The federal government and all of the states levy excise taxes on malt beverages and hard cider. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel for all barrels produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of who is responsible, the Company or the distributor, to bear the liability for these taxes varies by state. Twisted Tea® is classified as a malt beverage for federal excise tax purposes. In some states, Twisted Tea® may be taxed at a higher rate. In addition, the federal government and each of the states levy taxes on hard cider. The federal excise tax rate on qualifying hard cider is $0.226 per gallon.

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including malt beverages and hard cider. Further increases in excise taxes on malt beverages and/or hard cider, if enacted, could result in a general reduction in sales for the affected products or in the profit realized from the sales of the affected products.

Trademarks

The Company has obtained United States Trademark Registrations for a number of trademarks, including Samuel Adams®, Sam Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Cherry Wheat®, Samuel Adams Utopias®, Triple Bock®, Old Fezziwig®, Sam Adams Light®, Twisted Tea®, Twisted Tea Midnight®, HardCore®, Infiniumtm, Longshot® and American Homebrew Contest®. The Samuel Adams® trademark, the Samuel Adams Boston Lager® trademark, the design logo of Samuel Adams, the Twisted Tea® trademark and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its “Samuel Adams” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The

Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

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

The Company’s facilities are also subject to federal and state regulations with respect to workplace safety. The Company has adopted various policies and procedures intended to ensure that its facilities meet these requirements. The Company believes that it currently is in compliance with applicable requirements and will continue to endeavor to remain in compliance. There can be no assurances, however, that new and more restrictive requirements might not be adopted, compliance with which might have a material, adverse financial affect on the Company and its operating results, or that such policies and procedures will be consistently followed and be sufficient to prevent serious accidents.

The Company’s operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages. Illustrative of these risks, glass inclusions in certain bottles of beer were detected during routine quality control inspections at the Cincinnati Brewery in 2008. As a precautionary step, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products and substantially completed the recall process during 2008. While the Company does not anticipate repetition of such problems, the Company’s operations are subject to a range of operating hazards that include potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. The occurrence of such incidents could result in unexpected costs to the Company. Additionally, a costly product recall could result in serious damage to the Company’s reputation for product quality, as well as claims for product liability. The Company and the breweries where it brews under contract maintain insurance which the Company believes is sufficient to cover any product liability claims which might result from a contamination or other product liability with respect to its products; however, the Company does not carry product recall insurance.

As part of its efforts to be environmentally friendly, the Company has reused its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, and retailer, distributor and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue its current used glass practices.

Employees

As of December 25, 2010, the Company employed approximately 780 people, of which approximately 75 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions, with one of the contracts currently in negotiation and two contracts expiring in early 2012. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

Other

The Company submitted the Section 12(a) CEO Certification to the New York Stock Exchange in accordance with the requirements of Section 303A of the NYSE Listed Company Manual. This Annual Report on Form 10-K contains at Exhibits 31.1 and 31.2 the certifications of the Chief Executive Officer and Chief Financial Officer, respectively, in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002. The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, on the Company’s website at www.bostonbeer.com, or upon written request to Investor Relations, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, Massachusetts 02210.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the large number of craft brewers with similar pricing and target drinkers and gains in market share achieved by imported beers, a number of which are now imported and promoted by the two largest domestic brewing companies, AB InBev and MillerCoors. The Company faces strong competition from these two brewers as they introduce new domestic specialty and “faux craft” brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Furthermore, in 2010, Heineken completed its acquisition of FEMSA Cerveza which has significantly increased Heineken’s ownership position in the Better Beer category with the addition of FEMSA Cerveza brands. Samuel Adams® is one of the largest brands in the Better Beer category of the United States brewing industry, trailing Corona® and Heineken®. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share.

The Company’s products, including its Twisted Tea® products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including Corona®, Heineken®, AB InBev and MillerCoors, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Further, in recent years, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation are the domestic joint venture between SABMiller and Molson Coors and the acquisition of Anheuser Busch by InBev, both of which occurred in 2008, and the acquisition of FEMSA Cerveza by Heineken in 2010. Due to the increased leverage that these combined operations will have, the costs to the Company of competing could increase and the availability of brewing capacity could be reduced. The potential also exists for MillerCoors, AB InBev and Heineken to increase their influence with their distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

There Is No Assurance of Continued Growth.

The Company’s future growth may be limited by both its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the growth in the craft-brewed beer market and the Better Beer market. The development of new products by the Company may lead to reduced sales in the Company’s other products, including its flagship Samuel Adams Boston Lager®. The Company’s future growth may also be limited by its ability to meet production goals at the Company’s owned breweries, its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms or the availability of suitable production capacity at third party-owned breweries, should production at the Company’s owned breweries miss targets, and its ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops and bottles, from suppliers.

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

The Change in the Company’s Operations to Brewing Most of its Core Brands in its Own Breweries Has Resulted in Higher Capital Costs, a Larger Fixed Cost Burden on the Company’s Business, the Need for Different Management Skills and Capabilities, and Greater Uncertainty as to Operating Costs.

Prior to 2007, the Company pursued a strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. In June 2008 the Company acquired substantially all of the assets of the Pennsylvania Brewery from Diageo. As a result, from 2007 to 2010, the volume of core brands brewed at Company-owned breweries increased from approximately 35% to over 95%. The Company expects to brew over 95% of its core brands in 2011 at Company-owned breweries. The Company believes that it can expand brewing capacity at the Pennsylvania Brewery with significant capital investment.

The addition of the Pennsylvania Brewery has significantly changed the nature of the Company’s operations from mainly brewing at breweries owned by others to mainly brewing at Company-owned breweries. This change increases the capital required by the Company to brew and package its beers and creates a more significant fixed-cost structure for the Company. The Company believes that the shift to brewing at Company-owned breweries has brought some operational savings, increased flexibility, greater reliability and better quality control capabilities throughout its brewing, fermentation, finishing and packaging operations, but that this shift is accompanied by risks and the increased cost of owning, maintaining and operating fixed assets. There is no certainty that the ultimate operating costs will be more favorable to the Company than the costs incurred under the brewing strategy the Company had been pursuing since its inception.

The combination of the Company’s recent growth and its purchase of the Pennsylvania Brewery have increased the operating complexity of its business. There can be no assurance that the Company will effectively manage such increased complexity without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business.

Unexpected Events at Company-owned Breweries and Breweries Owned by Others Could Harm Its Business Which Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

The Company-owned breweries are located in Breinigsville, Pennsylvania, Cincinnati, Ohio and Boston, Massachusetts. During 2010, the Company brewed and/or packaged certain products under contract at facilities located in Latrobe, Pennsylvania, La Crosse, Wisconsin, Chicago, Illinois and Hammondsport, New York. The Company also has a contract to brew certain products with a brewery located in Eden, North Carolina. This contract was not activated during 2010. As previously noted, the Company’s brewing arrangements at the High Falls brewery in Rochester, New York are the subject of an ongoing dispute. The Company carefully selects breweries owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Higher than planned costs of operating under contract arrangement at breweries owned by others or an unexpected decline in the brewing capacity available to the Company could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

In 2010, the Company brewed its Samuel Adams Boston Lager® at each of its Company-owned brewing facilities, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager®. The Company-owned breweries are operating close to current capacity in peak months. Management believes that it has secured sufficient alternatives for most of its brands and packages in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such a disruption were to occur and might experience interruptions to supply. Potential disruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures or operational shut downs. Also, as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, and their ability or willingness to meet the Company’s needs, has become a more significant concern and there are no guarantees that the Company’s brewing needs would be met. The Company continues to work with all of the breweries at which it might brew its products, in an attempt to minimize any potential interruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations or an unexpected interruption at one of the Company’s breweries would likely cause significant disruption, increased costs and, potentially, lost sales.

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

The Company Expects That the Freshest Beer Program Will Adversely Affect Short-term Operating Results and Cash Flow During Implementation and Could Disrupt the Company’s Business.

In 2010, the Company started testing a Freshest Beer Program with five wholesalers to reduce both the time and temperature the Company’s beers experience at wholesaler warehouses before reaching the market. Wholesalers typically carry three to five weeks of packaged inventory and three to four weeks of draft inventory. The Company’s goal is to reduce this inventory through better on-time service, forecasting, production planning and cooperation with the wholesalers. In the Company’s testing, the Company successfully reduced the inventories of participating wholesalers by approximately two weeks, resulting in fresher beer being delivered to retail. The Company is exploring what is required to support expanding this program to more wholesalers. If the Company successfully executes its Freshest Beer Program for 50% of its volume in 2011, the Company would expect that shipments growth would lag depletions growth by approximately 2 percentage points. If the Company is able to execute the Freshest Beer Program more quickly or with greater inventory decreases than currently envisioned, the result would be that 2011 shipments will lag depletions by more than originally anticipated.

It is possible that the Company may fail in its efforts to implement the Freshest Beer Program successfully, that its costs of implementation may exceed the value realized or that the outcome of such inventory reductions may prove detrimental to the Company’s business trends and ability to execute at retail. The Company is in the early stages of implementation and may encounter unexpected problems with forecasting, production and wholesaler cooperation. These issues could lead to shortages of the Company’s products at the wholesaler and retailer levels, result in increased costs, negatively impact wholesaler relations, and/or delay the Company’s implementation of this program.

Because the Freshest Beer Program is still in the early stages of implementation and execution, the Company currently cannot predict with any precision the success of this program, the scope of its implementation in 2011 or the extent of the costs or business impacts associated with the program that might be incurred. The Company currently believes the program will, in the long term, be beneficial to its business, but there can be no assurances that this will result. While the Company currently intends to implement the Freshest Beer Program cautiously with the ability to reverse direction, there can be no assurances that this reversal will be possible.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt and hops, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2010. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company uses Noble hops for its Samuel Adams® lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in most of the Company’s ales. The Company enters into purchase commitments with four hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the Company’s needs. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the use of fertilizers and pesticides that do not conform to United States regulations, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

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

The Company’s contracts for hops are payable in Euros for German and Czech hops and in Pounds Sterling for English hops, and therefore, the Company is subject to the risk that the Euro or Pound may fluctuate adversely against the U.S. dollar, as has been the case over the last several years. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Currently, the cost of hops is approximately 4% of the Company’s product cost. The cost of hops has greatly increased in recent years due to exchange rate changes and the rising market price of hops, and continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet demand. The Company also buys some other ingredients from foreign suppliers for which the Company also carries exposure to foreign exchange rate changes.

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains multiple sources for the supply of most of its packaging materials, such as shipping cases, six-pack carriers and crowns. Currently, glass and labels for core brands are each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of the Company’s glass or other packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated at time of renewal. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years.

The Company initiates bottles deposits in some states and reuses glass bottles that are returned pursuant to certain state bottle recycling laws. The cost associated with reusing the glass varies. The Company believes that it benefits economically from cleaning and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, retailer, distributor and glass dealer behavior, the availability of equipment and service providers that will clean bottles for reuse, and may be adversely affected by changes in state regulation. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue its current used glass practices.

An Increase in Energy Costs Could Harm the Company’s Financial Results.

In the last five years, the Company has experienced significant increases in direct and indirect energy costs, and energy costs could continue to rise. Increasing energy costs would result in higher transportation, freight and other operating costs, including increases in the cost of ingredients and supplies. The Company’s future operating expenses and margins could be dependent on its ability to manage the impact of such cost increases. If energy costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices.

The Company’s Operations are Subject to Certain Operating Hazards. The Company Was Involved in a Product Recall in 2008 and There Is No Guarantee That Other Contamination Problems Will Not Develop That Could Harm the Company’s Business.

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. As discussed elsewhere, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products during 2008. The recall resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The Company substantially completed the recall process during 2008. While the Company does not anticipate repetition of such problems, the Company’s operations are subject to a range of operating hazards which include product contamination, the occurrence of which could result in unexpected costs to the Company, and in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability.

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

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages, such as flavored malt beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of the Company’s products. If federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not necessarily believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of the Company’s products. States have also been reviewing the state tax treatment for FMB’s which could result in increased costs for the Company and decreased sales.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products. Such regulation might reduce the Company’s ability to sell its products at retail and at wholesale and could severely impact the Company’s business.

Changes in Public Attitudes and Drinker Tastes Could Harm the Company’s Business. Regulatory Changes in Response to Public Attitudes Could Adversely Affect the Company’s Business.

The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years, due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States. The domestic beer industry, other than Better Beers, has experienced a slight decline in shipments over the last ten years. The Company believes that this slower growth is due to both declining alcohol consumption per person in the population and increased competition from wine and spirits companies. If beer consumption in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, the Company’s business could be materially adversely affected.

In addition, there has been a recent focus by state and federal authorities on caffeinated alcoholic beverages. In November 2010, in response to intense media attention regarding the misuse of high alcohol malt beverages with added caffeine that are marketed as energy drinks, the United States Food and Drug Administration (“FDA”) informed producers of these products that it has not approved the use of caffeine as an additive in alcoholic beverages and thus, such beverages can be lawfully marketed only if their use is subject to prior FDA approval or is otherwise generally recognized as safe. As a result, several producers have reformulated their products to remove the added caffeine. The Company’s Twisted Tea® products and certain other craft styles contain naturally-occurring, but not added, caffeine, so the recent FDA pronouncements do not apply. Nevertheless, there is an inherent risk that the concern about added caffeine in alcoholic beverages could subsequently be applied to naturally occurring caffeine, adversely affecting the Company’s products in the future. In addition, this regulatory attention to caffeinated alcoholic beverages included concerns about the availability of malt beverages in larger size single serve containers, which could adversely affect the Company’s ability to sell certain of its beers and flavored malt beverages in certain single serve packages.

The Company Has Been Involved in Various Litigation Matters in the Past and there Is No Guarantee that Other Litigation Will Not Develop that Could Harm the Company’s Business.

As discussed elsewhere, the Company is considering pursuing a claim against the manufacturer of the glass bottles that were subject to a product recall in 2008. As in any litigation, there is a possibility that the manufacturer may seek to bring a claim or counterclaim. In such event, there is the risk that the recovery by the manufacturer on its claims could exceed the Company’s recovery on its claims. In addition, when formal proceedings are initiated, further substantial legal and related costs are possible, which, if not recovered, could have a materially adverse impact on the Company’s financial results. At this time, since no formal claim has been made, it is not possible to assess the risk of a successful counter-claim or the probable cost of such litigation.

Also as previously discussed, the status of the Company’s brewing services arrangements at the Rochester Brewery is the subject of an ongoing dispute and the Company is currently not able to brew its beers at that brewery. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company,

LLC, although the likelihood of collection of such award is in doubt. A hearing in the federal court action is scheduled for April 2011. No prediction of the likely ultimate outcome of these proceedings can be made at this time.

In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results. See Item 3 — Legal Proceedings below.

The Class B Shareholder Has Significant Influence over the Company.

The Company’s Class A Common Stock is not entitled to any voting rights, except for the right as a class to approve certain mergers and charter and by-law amendments and to elect a minority of the directors of the Company. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are decided by C. James Koch, Chairman of the Board of Directors of the Company, as the current holder of 100% of the outstanding shares of the Company’s Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors and approval of equity-based and other executive compensation and other significant corporate matters. This could have the effect of delaying or preventing a change in control of the Company and will make most transactions difficult or impossible to accomplish without the support of Mr. Koch.

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

In addition to these inherent brand risks, the Founder and Chairman of the Company, C. James Koch, is an integral part of the Company’s current Samuel Adams® brand message. The role of Mr. Koch as founder, brewer and leader of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to continue his active role, his absence could detrimentally affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. If this were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

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

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2010 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices in approximately 33,500 square feet of leased space located in Boston, Massachusetts, the initial term of which is set to expire in 2017. The Company also leases two smaller sales offices in California.

The Company maintains a brewery in Boston, Massachusetts in approximately 24,000 square feet of leased space. The Company also operates a tour center at the Boston Brewery. The lease of this facility is set to expire in 2019.

The Company owns approximately 69 acres of land in Breinigsville, Pennsylvania, on which the Company’s Pennsylvania Brewery is located. The buildings on this property consist of approximately 853,000 square feet of brewery space.

The Company owns approximately 8.5 acres of land in Cincinnati, Ohio, on which the Company’s Cincinnati Brewery is located. The buildings on this property consist of approximately 128,500 square feet of brewery space.

In 2007, the Company purchased 52.7 acres of land in Freetown, Massachusetts, for a purchase price of $6.0 million. In February 2008, after concluding that it would proceed with the Pennsylvania Brewery purchase, the Company placed the land in Freetown, Massachusetts on the market for sale.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings

In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC, although the likelihood of collection of such award is in doubt. A hearing in the federal court action is scheduled for April 2011. No prediction of the likely ultimate outcome of these proceedings can be made at this time.

Other than as discussed elsewhere with respect to the potential claims and counterclaims arising out of the 2008 recall, the Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2010	High	Low

First Quarter	$53.13	$43.24
Second Quarter	$74.52	$30.00
Third Quarter	$73.00	$60.95
Fourth Quarter	$100.93	$65.75

Fiscal 2009	High	Low

First Quarter	$29.26	$17.50
Second Quarter	$31.36	$20.31
Third Quarter	$42.21	$27.88
Fourth Quarter	$47.00	$36.20

There were 14,841 holders of record of the Company’s Class A Common Stock as of March 4, 2011. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of March 4, 2010, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $94.40.

Class A Common Stock

At December 25, 2010, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 9,288,015 were issued and outstanding. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 25, 2010, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of March 4, 2011, C. James Koch was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

On March 4, 2010, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $140.0 million to $165.0 million. On July 28, 2010, the Board of Directors further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, for a new limit of $190.0 million. On October 28, 2010, the Board of Directors of the Company further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $35.0 million, thereby increasing the limit from $190.0 million to $225.0 million. As of December 25, 2010, the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $189.1 million and had $35.9 million remaining on the $225.0 million share buyback expenditure limit.

During the twelve months ended December 25, 2010, the Company repurchased 1,103,558 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total		Part of Publicly	that May Yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

December 27, 2009 to January 30, 2010	133,548	$47.30	133,428	$12,594,608
January 31, 2010 to February 27, 2010	133,000	46.47	133,000	6,413,524
February 28, 2010 to March 27, 2010	21,224	49.14	21,000	30,378,926
March 28, 2010 to May 1, 2010	84,400	53.64	84,400	25,852,048
May 2, 2010 to May 29, 2010	35,711	61.34	35,000	23,678,651
May 30, 2010 to June 26, 2010	143,000	69.86	143,000	13,688,957
June 27, 2010 to July 31, 2010	128,025	68.28	128,000	29,948,329
August 1, 2010 to August 28, 2010	40,196	65.67	40,000	27,312,166
August 29, 2010 to September 25, 2010	152,280	67.75	152,000	17,000,838
September 26, 2010 to October 30, 2010	200,174	68.62	199,880	38,271,349
October 31, 2010 to November 27, 2010	32,000	73.23	32,000	35,928,074
November 28, 2010 to December 25, 2010	—	—	—	35,928,074

Total	1,103,558	$61.64	1,101,708	$35,928,074

Of the shares that were purchased during the period, 1,850 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 25	Dec. 26	Dec. 27	Dec. 29	Dec. 30
	2010	2009	2008	2007	2006
	(In thousands, except per share and net revenue per barrel data)

Income Statement Data:
Revenue	$505,870	$453,446	$449,554	$380,575	$315,250
Less recall returns	—	—	13,222	—	—
Less excise taxes	42,072	38,393	37,932	38,928	29,819

Net revenue	463,798	415,053	398,400	341,647	285,431
Cost of goods sold	207,471	201,235	205,040	152,288	121,155
Recall related costs	—	—	9,473	—	—

Gross profit	256,327	213,818	183,887	189,359	164,276
Operating expenses:
Advertising, promotional and selling expenses	135,737	121,560	132,901	124,457	113,669
General and administrative expenses	39,112	36,938	34,988	24,574	22,657
Impairment of long-lived assets	300	1,049	1,936	3,443	—

Total operating expenses	175,149	159,547	169,825	152,474	136,326

Operating income	81,178	54,271	14,062	36,885	27,950
Other (expense) income, net	(70)	96	1,778	4,759	3,816

Income before provision for income taxes	81,108	54,367	15,840	41,644	31,766
Provision for income taxes	30,966	23,249	7,752	19,153	13,574

Net income	$50,142	$31,118	$8,088	$22,491	$18,192

Net income per share — basic	$3.67	$2.21	$0.58	$1.58	$1.31
Net income per share — diluted	$3.52	$2.17	$0.56	$1.53	$1.27
Weighted average shares outstanding — basic	13,660	14,059	13,927	14,193	13,900
Weighted average shares outstanding — diluted	14,228	14,356	14,341	14,699	14,375
Balance Sheet Data:
Working capital	$39,805	$39,244	$1,797	$77,736	$79,692
Total assets	$258,530	$262,936	$219,757	$197,955	$154,475
Total long-term obligations	$20,743	$15,995	$12,672	$4,210	$5,016
Total stockholders’ equity	$165,588	$173,155	$140,028	$133,588	$108,589
Statistical Data:
Barrels sold	2,272	2,222	2,341	1,876	1,612
Net revenue per barrel	$204	$187	$170	$182	$177

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Boston Beer Company is engaged in the business of producing and selling alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its products to distributors, who in turn sell the products through to retailers and drinkers.

The Company’s products compete in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. In 2010, the Company estimates that growth of the craft beer category was approximately 10% to 12%, while the Better Beer category as a whole was up 5% to 7% and the total beer category declined approximately 1% to 2%. The Company estimates that the Better Beer category now comprises approximately 21% of domestic beer consumption. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category.

Depletions of the Company’s products, or distributor sales to retailers, increased approximately 11.5% in 2010, as compared to 2009, which was higher than the Company’s estimates of Better Beer category growth but approximately equal to the Company’s estimates of craft beer category growth.

Outlook

Year-to-date depletions reported to the Company through February 2011 were up approximately 9% from the same period in 2010, with one more selling day in the 2011 period. The April 2011 year-to-date shipments and orders in-hand indicate that gross core shipments will be up approximately 6% versus the same period in 2010. Actual shipments may differ and no inferences should be drawn with respect to shipments in future periods.

Looking forward to 2011, based on information of which the Company is currently aware and including the estimated negative impact of the Freshest Beer Program of $0.20 to $0.30 per diluted share, the Company is targeting earnings per diluted share for 2011 of between $3.45 and $3.95, but actual results could vary significantly from this target. The Company is currently planning that 2011 depletions growth will be approximately 9%, which is slightly lower than 2010 trends. The Company believes that the competitive pricing environment will continue to be challenging and is planning to achieve revenue per barrel increases of approximately 1%. If the Company successfully executes its Freshest Beer Program for 50% of its volume in 2011, the Company would expect shipment growth of 6% to 8%, reflecting an anticipated aggregate inventory reduction at wholesalers of approximately 500 thousand to 800 thousand case equivalents. The Company will continue to focus on efficiencies at its Company-owned breweries and is not currently aware of any significant increases in the costs of packaging and ingredients for 2011, but continues to monitor energy costs where any increases could have a material impact on 2011 costs, particularly freight. Full-year 2011 gross margins are currently expected to be between 54% and 56%, after considering the current known impact of implementing the Freshest Beer Program. The Company intends to increase its investment in its brands by between $12.0 million and $18.0 million in 2011; commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes. The Company is committed to trying to grow market share and to maintain volume and healthy pricing, and is prepared to invest to accomplish this, even if this causes short term earnings decreases. The Company believes that its 2011 effective tax rate will be approximately 39%.

The Company is continuing to evaluate 2011 capital expenditures and, based on current information, continues to estimate a range of $15.0 million to $25.0 million, most of which relate to continued investments in the Company-owned breweries, as well additional keg purchases; however, the actual amount spent may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2011 can be covered by its Company-owned breweries and existing contracted capacity at third party brewers.

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed or packaged at the Cincinnati and Pennsylvania Breweries under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.” Barrels sold and the related revenue for non-core products for the fiscal years 2008 and 2009 primarily relates to the Packaging Services Agreement with Diageo North America, Inc., as discussed in Footnote B — Packaging Services Agreement in the Notes to the Consolidated Financial Statements.

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Year Ended
	Dec. 25	Dec. 26	Dec. 27
	2010	2009	2008
	Barrels Sold (In thousands)

Core brands	2,259	2,021	1,992
Non-core products	13	201	349

Total barrels	2,272	2,222	2,341

	Percentage of Net Revenue
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold (including recall related costs of 2.4% of net revenue in 2008)	44.7%	48.5%	53.9%

Gross profit	55.3%	51.5%	46.1%
Advertising, promotional and selling expenses	29.3%	29.3%	33.4%
General and administrative expenses	8.4%	8.9%	8.8%
Impairment of long-lived assets	0.1%	0.3%	0.5%

Total operating expenses	37.8%	38.5%	42.7%
Operating income	17.5%	13.0%	3.4%
Interest income, net	0.0%	0.0%	0.4%
Other (expense) income, net	0.0%	0.0%	0.0%

Income before provision for income taxes	17.5%	13.0%	3.8%
Provision for income taxes	6.7%	5.6%	1.9%

Net income	10.8%	7.4%	1.9%

Year Ended December 25, 2010 (52 weeks) Compared to Year Ended December 26, 2009 (52 weeks)

Net revenue.  Net revenue increased by $48.7 million, or 11.7%, to $463.8 million for the year ended December 25, 2010, from $415.1 million for the year ended December 26, 2009. This increase was due primarily to an increase in core brand shipment volume, minor pricing gains and a decrease in stale beer returns, partially offset by a decrease in non-core product shipments and an increase in promotional allowances paid to distributors.

Volume.  Total shipment volume increased by 2.3% to 2,272,000 barrels for the year ended December 25, 2010, as compared to 2,222,000 barrels for the year ended December 26, 2009, due primarily to an increase in core brand shipments, partially offset by a decrease in non-core product shipment volume. Shipment volume for the core brands increased by 11.8% to 2,259,000 barrels, due primarily to increases in Samuel Adams® Seasonals, the Twisted Tea® brand family, the Samuel Adams® Brewmasters Collection and Samuel Adams Boston Lager®, only partially offset by a decrease in shipments of Samuel Adams Light®.

The Company believes wholesaler inventory levels at December 25, 2010 were similar, in terms of days of inventory represented, to previous years, except for those wholesalers participating in the Freshest Beer Program, whose inventories were lower.

Net selling price.  The net selling price per barrel for core brands increased by 1.3% to $204.83 per barrel for the year ended December 25, 2010, as compared to $201.94 for the same period last year. This increase in net selling price per barrel is primarily due to price increases taken in 2010 and a decrease in returns of stale beer.

Significant changes in the package mix could have a material effect on net revenue. The Company packages its core brands in kegs and bottles. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles. The percentage of bottles to total shipments increased by 0.3% points in core brands to 71.8% of total shipments for the year ended December 25, 2010 as compared to 2009.

Gross profit.  Gross profit for core brands was $113.24 per barrel for the year ended December 25, 2010, as compared to $105.77 for the year ended December 26, 2009. Gross margin for core brands was 55.3% for the year ended December 25, 2010, as compared to 52.4% for the year ended December 26, 2009. The increase in gross profit per barrel of $7.47 and gross margin of 2.9 percentage points is primarily due to decreases in cost of goods sold per barrel and increases in the net selling price per barrel.

Cost of goods sold for core brands was $91.58 per barrel, or 44.7% as a percentage of net revenue, for the year ended December 25, 2010, as compared to $96.17 per barrel, or 47.6% as a percentage of net revenue, for the year ended December 26, 2009. The 2010 decrease in cost of goods sold of $4.59 per barrel primarily reflected lower brewing and packaging costs at the Pennsylvania Brewery resulting from increased production volume and the Company’s cost savings initiatives.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $14.1 million, or 11.6%, to $135.7 million for the year ended December 25, 2010, as compared to $121.6 million for the year ended December 26, 2009. The increase is primarily due to increases in point-of-sale of $4.4 million, local marketing of $3.9 million, increased size of the sales force and increased salaries, benefits and operating costs of $3.9 million, increased freight expenses to wholesalers of $1.2 million and increased advertising of $1.1 million.

Such expenses for core brands were 29.3% of net revenue, or $60.09 per barrel, for the year ended December 25, 2010, as compared to 29.8% of net revenue, or $60.15 per barrel, for the year ended December 26, 2009. The decreases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of core shipment volume increasing at a higher rate than increases in advertising, promotional and selling expenses. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative.  General and administrative expenses increased by $2.2 million, or 6.0%, to $39.1 million in 2010 as compared to 2009, driven by increased legal and consulting expenses of $1.9 million and salaries and benefits costs of $1.0 million, partially offset by the reversal of stock compensation expense of $0.9 million for an option that did not vest.

Impairment of long-lived assets.  During 2010, the Company incurred impairment charges of $0.3 million based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company, compared to $1.0 million of impairment charges in 2009.

Stock-based compensation expense.  For the year ended December 25, 2010, an aggregate of $3.1 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation decreased by $1.0 million in 2010 compared to 2009, primarily due to the reversal of stock compensation expense for a performance-based option that did not vest, partially offset by expense for the achievement of 2010 performance-based options and the increased fair value of options and awards granted during 2010.

Provision for income taxes.  The Company’s effective income tax rate for the year ended December 25, 2010 decreased to 38.2% from the 2009 rate of 42.8%. This decrease in the effective tax rate is a result of higher pretax income but with no corresponding increase in non-deductible expenses, as well as an increase in research and development tax credits.

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

Gross profit.  Gross profit for core brands was $105.77 per barrel for the year ended December 26, 2009, as compared to $93.56 for the year ended December 27, 2008. Gross margin for core brands was 52.4% for the year ended December 26, 2009, as compared to 47.9% for the year ended December 27, 2008. The increase in gross profit per barrel of $12.21 and gross margin of 4.5 percentage points is primarily due to price increases taken in 2009 and the effect of the product recall in 2008. Excluding the impact of product recall costs, gross profit for core brands for the 2008 fiscal year was $101.98 per barrel and gross margin was 52.0%.

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

Impairment of long-lived assets.  During 2009, the Company incurred impairment charges of $1.0 million based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company, compared to a $1.9 million impairment charge in 2008 for machinery and equipment owned by the Company, but held at a third-party brewery where the Company ceased brewing its products.

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

Liquidity and Capital Resources

Cash decreased to $49.0 million as of December 25, 2010 from $55.5 million as of December 26, 2009, primarily due to an increase in stock repurchases of $60.9 million, which was mostly offset by increased cash flows from operating activities.

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

Cash flows provided by operating activities in 2010 totaled $67.8 million and primarily consisted of net income of $50.1 million and non-cash items of $22.3 million, partially offset by a net increase in operating assets and liabilities of $4.6 million. Cash flows provided by operating activities in 2009 of $65.6 million primarily consisted of net income of $31.1 million, non-cash items of $22.6 million and a net decrease in operating assets and liabilities of $11.8 million.

Comparing 2010 to 2009, cash flows provided by operating activities increased by $2.2 million. Of the increase, $19.0 million resulted from the 2010 increase in net income, which was partially offset by a net change in operating assets and liabilities of $16.4 million. The net increase in operating assets and liabilities of $4.6 million in 2010, as compared to the $11.8 million net decrease in 2009, is primarily attributable to a change in accounts payable of $10.9 million, due to the timing of hops purchases, and a change in prepaid expenses and other assets of $10.4 million, due to the receipt of an income tax refund of $10.2 million in 2009, which were partially offset by a change in accrued expenses and other current liabilities of $3.9 million.

The Company used $13.6 million in investing activities during 2010, as compared to $17.0 million during 2009. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.

Cash used in financing activities was $60.8 million during 2010, as compared to $2.2 million during 2009. The $58.6 million change in financing cash flow is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program.

During the year ended December 25, 2010, the Company repurchased approximately 1.1 million shares of its Class A Common Stock for a total cost of approximately $68.0 million. On March 4, 2010, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $140.0 million to $165.0 million. On July 28, 2010, the Board of Directors further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $165.0 million to $190.0 million. On October 28, 2010, the Board of Directors approved an additional increase of $35.0 million, for a new limit of $225.0 million. As of December 25, 2010, the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $189.1 million and had approximately $35.9 million remaining on the $225.0 million share buyback expenditure limit.

From December 26, 2010 to March 4, 2011, the Company repurchased an additional 14,394 shares of its Class A Common Stock for a total cost of $1.3 million. As of March 4, 2011 the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $190.4 million. The Company has approximately $34.6 million remaining on the $225.0 million share buyback expenditure limit set by the Board of Directors.

The Company expects that its cash balances as of December 25, 2010 of $49.0 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Provision for Excess or Expired Inventory

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company’s provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as a cost of goods sold. For further discussion, see Footnote B — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment which are depreciated over their estimated useful lives. For purposes of determining whether there are any impairment losses, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. For further discussion, see Footnote B — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

Kegs and Pallets Inventory and Refundable Deposits

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and such kegs and bottles are shipped on pallets to wholesalers. All kegs and pallets are owned by the Company. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs and pallets. The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. In 2010, the Company initiated a program to verify the physical count of kegs and pallets held by wholesalers and the forfeited deposits attributable to lost kegs and pallets. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For further discussion, see Footnote B — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation-Stock Compensation. Various option-pricing models are used to calculate the fair value of options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate and expected exercise behavior.

In addition, an estimated pre-vesting forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the

Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income. For further discussion, see Footnote B — Summary of Significant Accounting Policies and Footnote M — Common Stock in the Notes to the Consolidated Financial Statements.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns. For further discussion see Footnote B — Summary of Significant Accounting Policies and Footnote I — Income Taxes in the Notes to the Consolidated Financial Statements.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in craft beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from a couple of years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 400 distributors nationwide and the Company’s sales force of approximately 275 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

The demand for the Company’s products is also subject to changes in drinkers’ tastes.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Brewing Capacity

Prior to 2007, the Company pursued a balanced strategy of combining brewery ownership with production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others have historically allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. In 2007 and 2008, due to concerns about expected future availability and pricing of brewing capacity at breweries owned by others and the Company’s desire to better control its brewing future and to improve efficiencies and costs long term, the Company initiated several steps designed to reduce its dependence on breweries owned by others. These steps included the acquisition in June 2008 of substantially all of the assets of the Pennsylvania Brewery from Diageo North America, Inc. From 2007 to 2010, the volume of core brands brewed at Company-owned breweries increased from approximately 35% to over 95%. The Company expects to brew over 95% of its core brand volume in 2011 at Company-owned breweries. The Company believes it could support growth in 2011 in excess of 10% without significant capacity expansion of its owned breweries, and that further growth could be supported through expanding the Company’s use of production arrangements with third parties, including those currently under contract. The Company continues to evaluate capacity optimization at its owned breweries and the potential significant capital required for expansion of absolute capacity at the Pennsylvania Brewery.

The other Company-owned breweries are located in Cincinnati, Ohio and Boston, Massachusetts. The Cincinnati Brewery produces the full range of the Company’s core brands and it is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Company’s Boston Brewery production is mainly for developing new types of innovative and traditional beers and to brew and package the Samuel Adams® Barrel Room Collection and certain keg beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. Most of the Company’s Samuel Adams® and HardCore® products are produced at the Boston Brewery in the course of each year.

The Company currently has brewing and packaging services arrangements with MillerCoors, Nestlé Professional Vitality and Pleasant Valley Wine Company to brew and/or package its products at facilities in Eden, North Carolina, Chicago, Illinois and Hammondsport, New York, respectively, and City Brewing Company, LLC, to produce its products at facilities in Latrobe, Pennsylvania and La Crosse, Wisconsin. As noted elsewhere, the status of the Company’s brewing services arrangements at the Rochester Brewery is the subject of an ongoing dispute and the Company is currently not able to brew its beers at that brewery. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing and packaging arrangements with third parties, the Company is charged a per unit rate for its products that are produced at each of the facilities and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew the Company’s beers.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted, although as volumes at the Pennsylvania Brewery increase, interruptions there could become more problematic. In addition, the Company may not be able to maintain its current economics if interruptions were to occur and may face significant delays in starting up such replacement brewing locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures or operational shut downs. The Company believes that its inability to avail itself of production capacity at the Rochester Brewery will not, in the near future, have a material impact on its ability to meet demand for its products. However, the inability to utilize capacity at the Rochester Brewery could affect the Company’s ability to service demand in the event of a serious disruption at Company-owned breweries. Also, as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, and their ability or willingness to meet the Company’s needs, has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

Hops Purchase Commitments

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors.

During 2010, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 25, 2010, which are denominated in Euros and British Pounds Sterling, was $36.1 million. The Company has no forward exchange contracts in place as of December 25, 2010 and currently intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

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

Contractual Obligations

The following table presents contractual obligations as of December 25, 2010:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
			(In thousands)

Advertising commitments	$11,334	$11,334	$—	$—	$—
Hops purchase commitments	36,111	15,637	17,430	3,044	—
Operating leases	5,754	955	2,034	1,863	902
Other	3,669	3,085	584	—	—

Total contractual obligations	$56,868	$31,011	$20,048	$4,907	$902

The Company’s outstanding purchase commitments related to advertising contracts of approximately $11.3 million at December 25, 2010 reflect amounts that are non-cancelable.

As discussed above, the Company has entered into contracts for the supply of a portion of its hops, which extend through crop year 2015 and specify both the quantities and prices to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rates as of December 25, 2010. Payments made during 2010 to purchase hops under contracts amounted to $5.3 million.

For the fiscal year ended December 25, 2010, the Company brewed more than 95% of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, but the fees are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 25, 2010, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor is the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the Anchor agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled.

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

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 25, 2010.

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

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 25, 2010) or (ii) the applicable LIBOR rate (0.26% at December 25, 2010) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 25, 2010, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $3.3 million as of December 25, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 25, 2010 and December 26, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young, LLP

Boston, Massachusetts
March 8, 2011

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25,	December 26,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$48,969	$55,481
Accounts receivable, net of allowance for doubtful accounts of $121 and $199 as of December 25, 2010 and December 26, 2009, respectively	20,017	17,856
Inventories	26,614	25,558
Prepaid expenses and other assets	12,756	9,710
Deferred income taxes	3,648	4,425

Total current assets	112,004	113,030
Property, plant and equipment, net	142,889	147,021
Other assets	2,260	1,508
Goodwill	1,377	1,377

Total assets	$258,530	$262,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,423	$25,255
Accrued expenses and other current liabilities	52,776	48,531

Total current liabilities	72,199	73,786
Deferred income taxes	17,087	13,439
Other liabilities	3,656	2,556

Total liabilities	92,942	89,781
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,288,015 and 10,142,494 shares issued and outstanding as of December 25, 2010 and December 26, 2009, respectively	93	101
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	122,016	111,668
Accumulated other comprehensive loss, net of tax	(438)	(359)
Retained earnings	43,876	61,704

Total stockholders’ equity	165,588	173,155

Total liabilities and stockholders’ equity	$258,530	$262,936

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008

Revenue (net of product recall returns of $13,222 in fiscal 2008)	$505,870	$453,446	$436,332
Less excise taxes	42,072	38,393	37,932

Net revenue	463,798	415,053	398,400
Cost of goods sold (including costs associated with product recall of $9,473 in fiscal 2008)	207,471	201,235	214,513

Gross profit	256,327	213,818	183,887
Operating expenses:
Advertising, promotional and selling expenses	135,737	121,560	132,901
General and administrative expenses	39,112	36,938	34,988
Impairment of long-lived assets	300	1,049	1,936

Total operating expenses	175,149	159,547	169,825

Operating income	81,178	54,271	14,062
Other (expense) income, net:
Interest income	79	112	1,604
Other (expense) income, net	(149)	(16)	174

Total other (expense) income, net	(70)	96	1,778

Income before provision for income taxes	81,108	54,367	15,840
Provision for income taxes	30,966	23,249	7,752

Net income	$50,142	$31,118	$8,088

Net income per common share — basic	$3.67	$2.21	$0.58

Net income per common share — diluted	$3.52	$2.17	$0.56

Weighted-average number of common shares — basic	13,660	14,059	13,927

Weighted-average number of common shares — diluted	14,228	14,356	14,341

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 25, 2010, December 26, 2009 and December 27, 2008
(In thousands)

						Accumulated
	Class A	Class A	Class B	Class B	Additional	Other		Total
	Common	Common	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Stock, Par	Shares	Stock, Par	Capital	Loss, net of tax	Earnings	Equity	Income

Balance at December 29, 2007	10,096	$101	4,107	$41	$88,754	$(204)	$44,896	$133,588
Net income							8,088	8,088	$8,088
Stock options exercised, including tax benefit of $3,926	349	4			9,196			9,200
Net issuance of investment shares and restricted stock awards, including tax benefit of $139	52	—			555			555
Stock-based compensation expense					4,148			4,148
Repurchase of Class A Common Stock	(429)	(4)					(15,320)	(15,324)
Defined benefit plans liability adjustment, net of tax of $155						(227)		(227)	(227)

Total fiscal 2008 comprehensive income									$7,861

Balance at December 27, 2008	10,068	101	4,107	41	102,653	(431)	37,664	140,028
Net income							31,118	31,118	$31,118
Stock options exercised, including tax benefit of $1,705	207	2			4,509			4,511
Net issuance of investment shares and restricted stock awards, net of tax deficit of $65	77	—			400			400
Stock-based compensation expense					4,106			4,106
Repurchase of Class A Common Stock	(209)	(2)					(7,078)	(7,080)
Defined benefit plans liability adjustment, net of tax of $50						72		72	72

Total fiscal 2009 comprehensive income									$31,190

Balance at December 26, 2009	10,143	101	4,107	41	111,668	(359)	61,704	173,155
Net income							50,142	50,142	$50,142
Stock options exercised, including tax benefit of $2,737	197	2			6,396			6,398
Net issuance of investment shares and restricted stock awards, including tax benefit of $277	50	1			828			829
Stock-based compensation expense					3,124			3,124
Repurchase of Class A Common Stock	(1,102)	(11)					(67,970)	(67,981)
Defined benefit plans liability adjustment, net of tax of $48						(79)		(79)	(79)

Total fiscal 2010 comprehensive income									$50,063

Balance at December 25, 2010	9,288	$93	4,107	$41	$122,016	$(438)	$43,876	$165,588

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008

Cash flows provided by operating activities:
Net income	$50,142	$31,118	$8,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,427	16,919	12,503
Impairment of long-lived assets	300	1,049	1,936
Loss on disposal of property, plant and equipment	64	25	119
Bad debt (recovery) expense	(15)	24	57
Stock-based compensation expense	3,124	4,106	4,148
Excess tax benefit from stock-based compensation arrangements	(3,014)	(1,640)	(4,065)
Deferred income taxes	4,425	2,131	7,758
Proceeds from sale of trading securities	—	—	16,200
Changes in operating assets and liabilities:
Accounts receivable	(2,146)	177	(142)
Inventories	(1,056)	(2,850)	(4,618)
Prepaid expenses and other assets	(3,950)	6,483	(8,875)
Accounts payable	(5,832)	5,052	2,495
Accrued expenses and other current liabilities	7,340	3,398	4,405
Other liabilities	1,021	(427)	(167)

Net cash provided by operating activities	67,830	65,565	39,842

Cash flows used in investing activities:
Purchases of property, plant and equipment	(13,608)	(16,997)	(59,539)
Proceeds from disposal of property, plant and equipment	20	8	11
Acquisition of brewery assets	—	—	(44,960)

Net cash used in investing activities	(13,588)	(16,989)	(104,488)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(67,981)	(7,080)	(15,324)
Proceeds from exercise of stock options	3,661	2,806	5,274
Excess tax benefit from stock-based compensation arrangements	3,014	1,640	4,065
Net proceeds from sale of investment shares	552	465	416

Net cash used in financing activities	(60,754)	(2,169)	(5,569)

Change in cash and cash equivalents	(6,512)	46,407	(70,215)
Cash and cash equivalents at beginning of year	55,481	9,074	79,289

Cash equivalents at end of year	$48,969	$55,481	$9,074

Supplemental disclosure of cash flow information:
Income taxes paid	$24,769	$18,193	$8,837

Reclassification of deposits and costs related to brewery acquisition to property, plant and equipment	$—	$—	$11,507

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2010

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company”.

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2010, 2009 and 2008 consist of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of a single operating segment that produces and sells alcohol beverages. The Company’s brands, which include Samuel Adams®, Sam Adams Light®, Twisted Tea® and HardCore®, are predominantly malt beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. The Company’s products are manufactured using similar production processes and have comparable alcohol content and constitute a single group of similar products.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 25, 2010 and December 26, 2009 included cash on-hand and money market instruments that are highly liquid investments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 25, 2010 and December 26, 2009 are adequate, but actual write-offs could exceed the recorded allowance.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 25, 2010, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to independent beer distributors across the United States. Sales to foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 25, 2010 and December 26, 2009 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2010, 2009 and 2008.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 25, 2010 and December 26, 2009. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

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

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments in the fiscal years 2010, 2009 and 2008.

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

Kegs	5 years
Office equipment and furniture	3 to 5 years
Machinery and plant equipment	3 to 20 years, or the term of the production agreement, whichever is shorter
Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset
Building and building improvements	15 to 20 years, or the remaining useful life of the building, whichever is shorter

Refundable Deposits on Kegs and Pallets

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and such kegs and bottles are shipped on pallets to wholesalers. All kegs and pallets are owned by the Company. Kegs are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg, while pallets are expensed upon purchase. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs and pallets, which is included in current liabilities in the Company’s balance sheets. Upon return of the kegs and pallets to the Company, the deposit is refunded to the wholesaler.

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each wholesaler and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. In 2010, the Company began estimating the physical count of kegs and pallets held by certain of its larger wholesalers and the forfeited deposits attributable to lost kegs and pallets. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 25, 2010, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $2.1 million, $6.7 million and $6.7 million, respectively. As of December 25, 2010 and December 26, 2009, the Company’s balance sheet includes $13.2 million and $13.8 million, respectively, in refundable deposits on kegs and pallets and $11.4 million and $13.1 million, respectively, in keg equipment, net of accumulated depreciation.

Goodwill

Goodwill represents the excess of the purchase price of the Company-owned brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) over the fair value of the net assets acquired upon the completion of the acquisition in November 2000 and relates to the Company’s single operating unit. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its single reporting unit at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 25, 2010 and December 26, 2009.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 25, 2010.

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

Stale Beer Accrual

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. The Company credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company establishes an accrual based upon both historical returns activities, which is applied to an estimated lag time for receipt of product, and the Company’s knowledge of specific return transactions. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue; however, the actual stale beer expense incurred by the Company could differ from the estimated accrual.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with ASC Topic 740, Income Taxes, the Company records estimated reserves for exposures associated with positions that it takes on its income tax returns in accordance with that standard.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

Revenue Recognition

Net revenue includes product sales, less the distributor promotional discount allowance, the stale beer accrual and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions exist: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $24.1 million, $22.8 million and $30.3 million in fiscal years 2010, 2009 and 2008, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales and sales support workforce, promotional activity expenses, freight charges related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items.

The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and marketing activities used in the promotion of the Company’s products. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The Company has sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, the following: point-of-sale merchandise placement, product displays and promotional programs at retail locations. The costs incurred for these sales incentive arrangements and advertising and promotional programs are included in advertising, promotional and selling expenses during the period in which they are incurred. Total advertising and sales promotional expenditures of $66.1 million, $59.1 million and $63.7 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2010, 2009 and 2008, respectively. Of these amounts, $9.0 million, $7.1 million and $5.5 million related to sales incentives, samples and other promotional discounts and $30.5 million, $29.5 million and $29.6 million related to advertising costs for fiscal years 2010, 2009 and 2008, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures.

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

Recent Accounting Pronouncements

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

In January 2008, the Company liquidated all of its short-term investments, which resulted in no gains or losses, and the Company did not hold any short-term investments during fiscal years 2009 and 2010 . There were no realized gains or losses on short-term investments recorded during fiscal year 2008.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Inventories

Inventories consisted of the following:

	December 25, 2010	December 26, 2009
	(In thousands)

Raw materials	$15,986	$16,778
Work in process	5,048	4,884
Finished goods	5,580	3,896

	$26,614	$25,558

E.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 25, 2010	December 26, 2009
	(In thousands)

Income taxes receivable	$5,626	$4,695
Prepaid expenses	3,304	3,209
Grant receivable-environmental remediation (see Note J)	2,589	—
Other assets	1,237	1,806

	$12,756	$9,710

F.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 25, 2010	December 26, 2009
	(In thousands)

Machinery and plant equipment	$126,136	$118,711
Kegs	43,706	47,591
Land	25,259	25,176
Building and building improvements	22,645	21,617
Office equipment and furniture	12,367	10,813
Leasehold improvements	3,899	3,887

	234,012	227,795
Less accumulated depreciation	91,123	80,774

	$142,889	$147,021

The Company recorded depreciation expense related to these assets of $17.3 million, $16.8 million and $12.2 million in fiscal years 2010, 2009 and 2008, respectively.

Impairment of Long-lived Assets

During 2010 and 2009, the Company incurred $0.3 million and $1.0 million in impairment charges, respectively, based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company. In 2008, the Company incurred a $1.9 million impairment charge related to machinery and equipment held at a third-party brewery due to the Company no longer brewing at the third-party brewery.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 25, 2010	December 26, 2009
	(In thousands)

Accrued deposits	$14,543	$15,335
Income taxes (see Note I)	10,792	11,065
Employee wages, benefits and reimbursements	8,577	6,605
Advertising, promotional and selling expenses	6,868	5,852
Accrued excise taxes	3,116	2,650
Environmental remediation costs (see Note J)	2,589	—
Deferred revenue	722	739
Other accrued liabilities	5,569	6,285

	$52,776	$48,531

H.	Long-term Debt and Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2015. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 25, 2010) or (ii) the applicable LIBOR rate (0.26% at December 25, 2010) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 25, 2010 and December 26, 2009. There were no borrowings outstanding under the credit facility as of December 25, 2010 and December 26, 2009.

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

I.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

	2010	2009	2008
	(In thousands)

Current:
Federal	$20,989	$16,336	$(2,220)
State	5,505	4,832	2,183

Total current	26,494	21,168	(37)

Deferred:
Federal	3,938	1,871	7,615
State	534	210	174

Total deferred	4,472	2,081	7,789

Total income tax provision	$30,966	$23,249	$7,752

The Company’s reconciliations to statutory rates are as follows:

	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	3.6	4.9
Non-deductible meals and entertainment	1.3	1.5	5.1
Non-deductible penalties	0.1	0.1	(1.4)
Tax-exempt income	—	—	(0.6)
Deduction relating to U.S. production activities	(2.9)	(1.9)	—
Research and development credits	(1.9)	—	—
Change in valuation allowance	0.1	0.4	—
Change in income tax contingencies	1.1	2.1	7.6
Other	1.4	2.0	(1.7)

	38.2%	42.8%	48.9%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 25,	December 26,
	2010	2009
	(In thousands)

Deferred tax assets:
Accrued expenses	$2,451	$3,148
Stock-based compensation expense	4,573	4,180
Inventory	1,477	1,642
Other	2,105	1,410

Total deferred tax assets	10,606	10,380
Valuation allowance	(311)	(195)

Total deferred tax assets net of valuation allowance	10,295	10,185
Deferred tax liabilities:
Property, plant and equipment	(22,484)	(17,886)
Prepaid expenses	(900)	(1,000)
Goodwill	(350)	(313)

Total deferred tax liabilities	(23,734)	(19,199)

Net deferred tax liabilities	$(13,439)	$(9,014)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.7 million, $0.5 million and $0.9 million for fiscal years 2010, 2009 and 2008, respectively. Accrued interest and penalties amounted to $3.7 million and $2.7 million for fiscal years 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(In thousands)

Balance at beginning of year	$6,633	$5,468
Increases related to current year tax positions	200	941
Increases related to prior year tax positions	656	224
Decreases related to settlements	(360)	—
Decreases related to statute expiration	—	—

Balance at end of year	$7,129	$6,633

Included in the balance of unrecognized tax benefits at December 25, 2010 and December 26, 2009 are potential net benefits of $4.9 million and $4.3 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

In connection with the Internal Revenue Service’s (the “IRS”) examination of the Company’s 2004 and 2005 consolidated corporate income tax returns, the Company increased its unrecognized tax benefits by $1.3 million as a change in estimate in 2007 and made a payment of $0.8 million in 2008. In 2008, the IRS commenced an

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examination of the Company’s 2006 consolidated corporate income tax returns and the Company made a payment of $0.4 million. The completion of the IRS examinations of the Company’s 2004, 2005 and 2006 consolidated corporate income tax returns in 2008 resulted in a reduction of unrecognized tax benefits of $1.3 million.

In 2009, the IRS commenced an examination of the Company’s 2008 consolidated corporate income tax return and the related loss carry back claim to 2006. The completion of the IRS examination of the Company’s 2008 consolidated corporate income tax return in 2010 resulted in a payment to the IRS of $0.2 million.

In August 2008, the Massachusetts Department of Revenue (the “MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At December 25, 2010, the examination was in progress. The Company is also being audited by one other state as of December 25, 2010.

The Company was audited by other states and settled various issues that resulted in no change in unrecognized tax benefits in 2009 and a decrease of $0.4 million in unrecognized tax benefits in 2010.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2011 if there is a commencement or completion of certain state income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

J.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $11.3 million at December 25, 2010, all of which are expected to be incurred in fiscal 2011. The Company had various other non-cancelable purchase commitments at December 25, 2010, which amounted to $3.7 million.

The Company uses specific hops for its beer. These hops include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter and are harvested in several specific regions in Germany. To a lesser extent, the Company uses Hersbruck-Hersbrucker from Germany, Saaz-Saazer from the Czech Republic and traditional English hops from England. The Company has entered into contracts for the supply of a substantial portion of its normal hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros and British Pounds Sterling, to which the Company is committed. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. Purchases under these hops contracts were approximately $5.3 million, $8.8 million and $9.3 million for fiscal years 2010, 2009 and 2008, respectively. As of December 25, 2010, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

(In thousands)

2011	$15,637
2012	9,449
2013	7,982
2014	2,492
2015	551

$36,111

For the fiscal year ended December 25, 2010, the Company brewed more than 95% of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 25, 2010, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor is the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the Anchor agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled.

Lease Commitments

The Company has various operating lease agreements in place for facilities and equipment as of December 25, 2010. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2019. Aggregate rent expense was $1.3 million, $1.4 million and $1.3 million in fiscal years 2010, 2009 and 2008, respectively.

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)

2011	$955
2012	1,023
2013	1,011
2014	1,025
2015	838
Thereafter	902

$5,754

Alternating Proprietorship Agreement

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

In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC, although the likelihood of collection of such award is in doubt. A hearing in the federal court action is scheduled for April 2011. No prediction of the likely ultimate outcome of these proceedings can be made at this time. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.

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

Environmental Matters

During the second quarter of 2010, the Company entered into an agreement with the City of Cincinnati (the “City”) to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the City which is adjacent to Company-owned land at the Cincinnati Brewery (the “Property”). In the third quarter of 2010, the City was awarded a Clean Ohio Revitalization Fund grant (“CORF Grant”) for the Property and will use these funds to complete the purchase of the Property and will provide funds to the Company to remediate the contaminated land and demolish certain other buildings on adjacent parcels. The Company paid approximately $0.3 million to the City for an option to purchase the Property after it has been fully remediated to enable potential future expansion at the Cincinnati Brewery, which is included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these agreements, the Company recorded a current liability and an equal and offsetting other asset of approximately $2.6 million for the estimated total cleanup costs for which it is responsible under the remediation plan and the related CORF Grant, respectively. Under the terms of the agreement the Company would not be reimbursed by the City for any remediation cost above the currently estimated cleanup cost of approximately $2.6 million.

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

K.	Fair Value Measurements

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

The following table summarizes the Company’s reserves and related activities for the 2008 product recall (in thousands):

	Reserves at			Reserves at
	December 26,	Changes in	Reserves	December 25,
	2009	Estimates	Used	2010

Product returns	$—	$13	$(13)	$—
Excise tax credit	(158)	—	—	(158)
Recall-related costs	255	—	—	255
Inventory reserves	2,421	375	—	2,796

	$2,518	$388	$(13)	$2,893

The inventory reserves remaining are associated with product and packaging on-hand that were deemed unusable at the time of recall.

The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of December 25, 2010 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2010, 2009 and 2008, the Company granted options to purchase 65,100, 249,500 and 839,364 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. All 2010 and 2009 option grants are performance-based options. The 2008 option grants consist of a service-based option to purchase 753,864 shares that vest over a five-year period commencing January 1, 2014, and an aggregate of 85,500 performance-based options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

On January 1, 2011, the Company granted options to purchase an aggregate of 188,200 shares of the Company’s Class A Common Stock with a weighted average fair value of $44.80 per share, of which 175,000 shares were special long-term retention stock options to certain members of management. All of the special long-term retention stock options are service-based options with 75% of the shares vesting on January 1, 2016 and the remaining shares vesting annually in equal tranches over the following four years.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 1, 2011, the Company’s Board of Directors approved an additional option to purchase 40,000 shares of the Company’s Class A Common Stock, which is to be granted on March 11, 2011 with an exercise price equal to the market close price of the Company’s stock on the previous day. The option is a service-based stock option and vests annually at approximately 33% per year starting on the third anniversary of the grant date.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2010, 2009 and 2008, the Company granted 33,617, 51,884 and 35,713 shares, respectively, of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2010, 2009 and 2008, employees elected to purchase an aggregate of 20,392, 29,330 and 19,057 investment shares, respectively.

On January 1, 2011, the Company granted 17,687 shares of restricted stock awards to certain senior managers and key employees and employees elected to purchase 12,985 shares under the investment share program.

The Company has reserved 6.0 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.2 million shares were available for grant as of December 25, 2010. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. In each of the fiscal years 2010, 2009 and 2008, the Company granted options to purchase an aggregate of 30,000 shares of the Company’s Class A Common Stock to non-employee directors.

The Company has reserved 550,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 172,500 shares were available for grant as of December 25, 2010. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	in Years	Value
				(In thousands)

Outstanding at December 26, 2009	2,159,604	$30.23
Granted	95,100	51.41
Forfeited	(238,900)	25.98
Expired	—	—
Exercised	(197,120)	18.57

Outstanding at December 25, 2010	1,818,684	$33.16	6.44	$117,758

Exercisable at December 25, 2010	616,380	$25.77	4.77	$44,463

Vested and expected to vest at December 25, 2010	1,608,454	$33.19	6.27	$104,100

Of the total options outstanding at December 25, 2010, 521,340 shares were performance-based options.

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.7 million related to this option in each of the fiscal years 2010, 2009 and 2008.

In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer that cliff-vest after completion of a six-year service period. Under the binomial option-pricing model, the weighted average fair value of the option is $19.39 per share, and the Company recorded stock-based compensation expense of $0.5 million related to this stock option in each of the fiscal years 2010, 2009 and 2008 respectively.

Based on information available prior to the issuance of the Company’s financial statements for the fiscal year ended December 26, 2009, the Compensation Committee of the Company’s Board of Directors concluded that it was probable that the performance criteria under the option to purchase 120,000 shares granted to the Chief Executive Officer in 2005 would be met. The Company accordingly recorded related compensation expense of approximately $0.9 million in the fourth quarter of 2009. In late April 2010, the Compensation Committee, based upon updated information available through April 23, 2010, concluded that one of the three applicable performance criteria had not been met. As a result, the option with respect to these 120,000 shares lapsed and,

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the first quarter of 2010, the Company reversed, as a change in estimate, the related compensation expense of approximately $0.9 million, or $0.04 per dilutive share, for the twelve months ended December 25, 2010.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income:

	2010		2009	2008
	(In thousands)

Amounts included in advertising, promotional and selling expenses	$1,116		$1,010	$1,124
Amounts included in general and administrative expenses	2,008*		3,096	3,024

Total stock-based compensation expense	$3,124		$4,106	$4,148

Amounts related to performance-based stock options included in total stock-based compensation expense	$(193	)*	$1,245	$1,123

*	Net of a reversal of approximately $872,000 of expense related to a performance-based option to purchase 120,000 shares granted to the Chief Executive Officer in 2005.

For stock options granted prior to the adoption of ASC 718 on January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by ASC 718, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2010, 2009 and 2008 was $21.96, $10.32 and $13.84 per share, respectively, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2010	2009	2008
	(Binomial Model)	(Binomial Model)	(Binomial Model)+

Expected volatility	34.3%	34.3%	33.0%
Risk-free interest rate	3.65%	3.00%	3.85%
Expected dividends	0%	0%	0%
Exercise factor	2.0 times	1.7 times	1.7 times
Discount for post-vesting restrictions	5.4%	5.4%	5.7%

+	Options to purchase 753,864 shares of the Company’s Class A Common Stock were granted to the Chief Executive Officer and accounted for as a market-based award utilizing the Monte Carlo Simulation pricing model.

Expected volatility is based on the Company’s historical realized volatility. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option when using the binomial model. Expected dividend yield is 0% because the Company has not paid dividends in the past and currently has no known intention to do so in the future. Exercise factor and discount for post-vesting restrictions are based on the Company’s historical experience.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of restricted stock awards is based on the Company’s traded stock price on the date of the grants. Fair value of investment shares is the difference between the Company’s traded stock price on the date of the purchase and the employees discounted purchase prices.

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

The total fair value of options vested during 2010, 2009 and 2008 was $1.4 million, $1.1 million and $3.2 million, respectively. The aggregate intrinsic value of stock options exercised during 2010, 2009 and 2008 was $8.5 million, $5.1 million and $11.0 million, respectively.

Based on equity awards outstanding as of December 25, 2010, there were $8.8 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.4 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 25, 2010 that are expected to vest (in thousands):

2011	$2,927
2012	2,388
2013	1,819
2014	918
2015	372
Thereafter	331

Total	$8,755

In addition, as of December 25, 2010, there were $1.2 million of unrecognized compensation costs associated with various stock options with vesting requirements based on the achievement of various performance targets. Through December 25, 2010, no compensation expense was recognized for these performance-based stock options, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

		Weighted
	Number of	Average
	Shares	Fair Value

Non-vested at December 26, 2009	172,079	$24.67
Granted	54,009	35.55
Vested	(48,962)	23.61
Forfeited	(3,900)	24.98

Non-vested at December 25, 2010	173,226	$28.36

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

On March 4, 2010, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $140.0 million to $165.0 million. On July 28, 2010, the Board of Directors further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, for a new limit of $190.0 million. On October 28, 2010, the Board of Directors of the Company further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $35.0 million, thereby increasing the limit from $190.0 million to $225.0 million.

As of December 25, 2010, the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $189.1 million as follows:

	Number of	Aggregate Purchase
	Shares	Price
		(In thousands)

Repurchased at December 29, 2007	8,032,170	$98,687
2008 repurchases	428,779	15,324

Repurchased at December 27, 2008	8,460,949	114,011
2009 repurchases	208,846	7,080

Repurchased at December 26, 2009	8,669,795	121,091
2010 repurchases	1,101,708	67,981

Repurchased at December 25, 2010	9,771,503	$189,072

N.	Employee Retirement Plans

The Company has two retirement plans covering substantially all non-union employees and five retirement plans covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by either Boston Beer Corporation or Samuel Adams Brewery Company, Ltd. All full-time, non-union employees of these entities over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution dollar for dollar up to $1,000 and, thereafter, 50% of the participant’s contribution up to 6% of the participant’s eligible annual compensation. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $1.1 million, $1.0 million and $0.9 million in fiscal years 2010, 2009 and 2008, respectively. The Company is responsible for the payment of any fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

The Samuel Adams Pennsylvania Brewery Company 401(k) Plan (the “SAPB 401(k) Plan”), which was established in 2008, covers a majority of the Company’s employees who are employed by Samuel Adams Pennsylvania Brewery Company (“SAPB”). All full-time employees of SAPB over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants in the SAPB 401(k) Plan may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. Under the SAPB 401(k) Plan, participants receive a Company match equal to 100% of the first 1%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of their eligible compensation and 50% of the next 5% of their eligible compensation that is contributed to the plan. Pursuant to the terms of the Contract of Sale with Diageo, the Company recognized all service of those Diageo employees who were subsequently hired by the Company for eligibility and vesting. The Company’s contribution to the SAPB 401(k) Plan amounted to $0.4 million, $0.3 million and $0.1 million in fiscal years 2010, 2009 and 2008, respectively. The Company is responsible for the payment of any fees related to the management of the SAPB 401(k) Plan. Such fees are not material to the Company.

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

The Company-sponsored defined benefit pension plan, The Local Union #1199 Defined Benefit Pension Plan (the “Local 1199 Plan”), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $105,000, $99,000 and $27,000 to this plan in fiscal 2010, 2009 and 2008, respectively. At December 25, 2010 and December 26, 2009 the unfunded projected pension benefits were not material to the Company’s financial statements.

A comprehensive medical plan is offered to union employees who have voluntarily retired at the age of 65 or have become permanently disabled. Employees must have worked for the Company or the prior owners for at least 10 years at the Company’s Cincinnati Brewery, been enrolled in the Company’s medical insurance plan and be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.5% at December 31, 2010 and 6.0% at December 31, 2009, and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits would not be significant.

The Company adopted the measurement provision of ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”), for its fiscal year ended December 27, 2008. ASC 715 applies to all plan sponsors who offer defined benefit postretirement plans and requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The adoption of the measurement provision of ASC 715 did not have a material effect on the Company’s 2008 consolidated financial position, operations and cash flows.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the Company’s principal defined benefit pension plan and post-retirement medical benefit plan are as follows:

	Pension Benefit Plan		Retiree Medical Plan
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009
	(In thousands)

Fair value of plan assets at end of fiscal year	$1,306	$1,091	$—	$—
Benefit obligation at end of fiscal year	2,018	1,631	384	345

Unfunded Status	$(712)	$(540)	$(384)	$(345)

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

The basis of the long-term rate of return assumption reflects the Local 1199 Plan’s current asset mix of approximately 40% debt securities and 60% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the plan’s historical returns as well as future long-range projections of investment returns for each asset category.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

	December 25,	December 26,
Asset Category	2010	2009

Equity securities	62%	63%
Debt securities	38	37

Total	100%	100%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	2010	2009	2008
	(In thousands, except per share data)

Net income	$50,142	$31,118	$8,088

Weighted average shares of Class A Common Stock	9,553	9,952	9,820
Weighted average shares of Class B Common Stock	4,107	4,107	4,107

Shares used in net income per common share — basic	13,660	14,059	13,927
Effect of dilutive securities:
Stock options	514	275	390
Non-vested investment shares and restricted stock	54	22	24

Dilutive potential common shares	568	297	414

Shares used in net income per common share — diluted	14,228	14,356	14,341

Net income per common share — basic	$3.67	$2.21	$0.58

Net income per common share — diluted	$3.52	$2.17	$0.56

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $3.67, $2.21 and $0.58 for the fiscal years 2010, 2009 and 2008, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Options to purchase 17,600, 1,129,000 and 1,063,000 shares of Class A Common Stock were outstanding during fiscal 2010, 2009 and 2008, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 100,000, 229,700 and 255,700 shares of Class A Common Stock were outstanding during fiscal 2010, 2009 and 2008, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of December 25, 2010, December 26, 2009 and December 27, 2008, respectively. Furthermore, performance-based stock options to purchase 219,700 and 125,500 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the twelve months ended December 25, 2010 and December 26, 2009, respectively.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at			Balance
	Beginning of	Net Provision	Amounts Charged	at End of
Allowance for Doubtful Accounts	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2010	$199	$(15)	$(63)	$121
2009	255	24	(80)	199
2008	249	57	(51)	255

	Balance at			Balance
	Beginning of	Net Provision	Amounts Charged	at End of
Discount Accrual	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2010	$1,784	$18,762	$(18,534)	$2,012
2009	1,102	16,319	(15,637)	1,784
2008	809	16,657	(16,364)	1,102

	Balance at			Balance
	Beginning of	Net Provision	Amounts Charged	at End of
Inventory Obsolescence Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2010	$3,686	$877	$(948)	$3,615
2009	3,378	3,069	(2,761)	3,686
2008	632	4,732	(1,986)	3,378

	Balance at			Balance
	Beginning of	Net Provision	Amounts Charged	at End of
Stale Beer Reserve	Period	(Recovery)	Against Reserves	Period
	(In thousands)

2010	$2,464	$1,758	$(1,287)	$2,935
2009	1,469	3,521	(2,526)	2,464
2008	1,092	1,982	(1,605)	1,469

R.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 25, 2010, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements, except for options and awards granted in January and March of 2011 as disclosed in Note M.

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

	For Quarters Ended
	(In thousands, except per share data)
	December 25,	September 25,	June 26,	March 27,	December 26,	September 26,	June 27,	March 28,
	2010 (1)	2010	2010	2010	2009	2009	2009	2009
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Barrels sold	567	616	632	457	533	545	630	514
Net revenue	$115,738	$124,467	$129,563	$94,030	$107,188	$108,722	$118,070	$81,073

Gross profit	66,370	69,791	72,272	47,894	55,493	58,305	61,975	38,045

Operating income	18,876	25,364	26,634	10,304	12,887	17,180	21,412	2,792

Net income	$12,166	$15,446	$16,270	$6,260	$7,460	$10,374	$11,918	$1,366

Net income per share — basic	$0.92	$1.14	$1.18	$0.45	$0.53	$0.74	$0.85	$0.10

Net income per share — diluted	$0.87	$1.09	$1.13	$0.44	$0.52	$0.72	$0.83	$0.10

(1)	During the fourth quarter of 2010, the Company recorded a $2.1 million decrease in its liability for refundable deposits for lost kegs and pallets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in the Company’s reports filed with or submitted to the SEC.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment the Company believes that, as of December 25, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 25, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited The Boston Beer Company, Inc. and subsidiaries’ internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Boston Beer Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010, and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young, LLP

Boston, Massachusetts
March 8, 2011

(c)	Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 25, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2011 Annual Meeting to be held on May 25, 2011.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2011 Annual Meeting to be held on May 25, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2011 Annual Meeting to be held on May 25, 2011.

Related Stockholder Matters

Equity Compensation Plan Information

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available
	Issued Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans

Equity Compensation Plans Approved by Security Holders	1,818,684	$33.16	1,334,150
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,818,684	$33.16	1,334,150

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2011 Annual Meeting to be held on May 25, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2011 Annual Meeting to be held on May 25, 2011.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.2	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

Exhibit No.		Title

10.3		Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.4		Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).
10.5		Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).
10.6		Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
+10	.7	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).
+10	.8	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.9	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10	.10	Alternation Agreement between Boston Beer Corporation and Miller Brewing Company dated October 23, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
+10	.11	Glass Bottle Supply Agreement between Boston Beer Corporation and Anchor Glass Container Corporation dated November 2, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
+10	.12	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).
10.13		Form of Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).
10.14		Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
10.15		The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007 and October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009).
10.16		The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009).
*11	.1	The information required by exhibit 11 has been included in Note O of the notes to the consolidated financial statements.
*21	.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 25, 2010.

Exhibit No.		Title

*23	.1	Consent of independent registered public accounting firm.
*31	.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2011.

The Boston Beer Company, Inc.

/s/  Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ Martin F. Roper Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ William F. Urich William F. Urich	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ C. James Koch C. James Koch	Chairman and Director

/s/ Pearson C. Cummin, III Pearson C. Cummin, III	Director

/s/ Charles Joseph Koch Charles Joseph Koch	Director

/s/ Jean-Michel Valette Jean-Michel Valette	Director

/s/ David A. Burwick David A. Burwick	Director

/s/ Jay Margolis Jay Margolis	Director

/s/ Gregg A. Tanner Gregg A. Tanner	Director