Form 10-Q
period 2011-03-26
BOSTON BEER CO INC
filed 2011-05-04
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2011:

Class A Common Stock, $.01 par value	9,289,775
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
MARCH 26, 2011

PART I. Item 1.	FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 26,	December 25,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$45,322	$48,969
Accounts receivable, net of allowance for doubtful accounts of $138 and $121 as of March 26, 2011 and December 25, 2010, respectively	21,627	20,017
Inventories	33,896	26,614
Prepaid expenses and other assets	14,329	12,756
Deferred income taxes	3,648	3,648

Total current assets	118,822	112,004
Property, plant and equipment, net	140,646	142,889
Other assets	1,925	2,260
Goodwill	1,377	1,377

Total assets	$262,770	$258,530

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,734	$19,423
Accrued expenses and other current liabilities	47,313	52,776

Total current liabilities	70,047	72,199
Deferred income taxes	17,087	17,087
Other liabilities	3,442	3,656

Total liabilities	90,576	92,942
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,319,519 and 9,288,015 shares issued and outstanding as of March 26, 2011 and December 25, 2010, respectively	93	93
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	126,189	122,016
Accumulated other comprehensive loss, net of tax	(438)	(438)
Retained earnings	46,309	43,876

Total stockholders’ equity	172,194	165,588

Total liabilities and stockholders’ equity	$262,770	$258,530

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 26,	March 27,
	2011	2010
Revenue	$111,409	$102,470
Less excise taxes	9,233	8,440

Net revenue	102,176	94,030
Cost of goods sold	49,802	46,136

Gross profit	52,374	47,894
Operating expenses:
Advertising, promotional and selling expenses	35,512	29,137
General and administrative expenses	10,273	8,453

Total operating expenses	45,785	37,590

Operating income	6,589	10,304
Other income (expense), net:
Interest income	1	2
Other income (expense), net	8	(1)

Total other income (expense), net	9	1

Income before provision for income taxes	6,598	10,305
Provision for income taxes	2,639	4,045

Net income	$3,959	$6,260

Net income per common share — basic	$0.30	$0.45

Net income per common share — diluted	$0.28	$0.44

Weighted-average number of common shares — basic	13,274	13,959

Weighted-average number of common shares — diluted	14,007	14,373

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 26,	March 27,
	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$3,959	$6,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,460	4,205
Impairments of long-lived assets	22	(2)
Loss on disposal of property, plant and equipment	41	1
Bad debt expense	17	57
Stock-based compensation	1,105	(121)
Excess tax benefit from stock-based compensation arrangements	(1,751)	(1,031)
Changes in operating assets and liabilities:
Accounts receivable	(1,558)	(6,672)
Inventories	(7,282)	(3,186)
Prepaid expenses and other assets	(719)	70
Accounts payable	3,311	(6,038)
Accrued expenses and other current liabilities	(3,705)	2,181
Other liabilities	(214)	1,267

Net cash used in operating activities	(2,314)	(3,009)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,248)	(2,076)

Net cash used in investing activities	(2,248)	(2,076)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	(1,526)	(13,530)
Proceeds from exercise of stock options	523	638
Excess tax benefit from stock-based compensation arrangements	1,751	1,031
Net proceeds from sale of investment shares	167	129

Net cash provided by (used in) financing activities	915	(11,732)

Change in cash and cash equivalents	(3,647)	(16,817)

Cash and cash equivalents at beginning of period	48,969	55,481

Cash and cash equivalents at end of period	$45,322	$38,664

Supplemental disclosure of cash flow information:
Income taxes paid	$678	$205

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling low alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated balance sheet as of March 26, 2011 and the statements of consolidated operations and consolidated cash flows for the interim periods ended March 26, 2011 and March 27, 2010 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 26, 2011 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 26, 2011 and March 27, 2010, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation.
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

	March 26,	December 25,
	2011	2010
	(in thousands)
Raw materials	$21,989	$15,986
Work in process	5,114	5,048
Finished goods	6,793	5,580

	$33,896	$26,614

C. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 26,	March 27,
	2011	2010
	(in thousands, except per share
	data)
Net income	$3,959	$6,260

Weighted average shares of Class A Common Stock	9,167	9,852
Weighted average shares of Class B Common Stock	4,107	4,107

Shares used in net income per common share — basic	13,274	13,959
Effect of dilutive securities:
Stock options	685	385
Non-vested investment shares and restricted stock	48	29

Dilutive potential common shares	733	414

Shares used in net income per common share — diluted	14,007	14,373

Net income per common share — basic	$0.30	$0.45

Net income per common share — diluted	$0.28	$0.44

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $0.30 and $0.45 for the three months ended March 26, 2011 and March 27, 2010, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
Weighted-average options to purchase approximately 182,500 and 207,100 shares of Class A Common Stock were outstanding as of March 26, 2011 and March 27, 2010, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 113,200 and 315,100 shares of Class A Common Stock were outstanding as of March 26, 2011 and March 27, 2010, respectively, but not included in computing dilutive income per share because the Company was not able to estimate whether it was probable that the performance criteria of these stock options would be met as of March 26, 2011 and March 27, 2010, respectively. Furthermore, performance-based stock options to purchase 99,700 shares of Class A Common Stock were not included in computing dilutive income per share as of March 27, 2010 because the performance criteria of these stock options were not met and the options were cancelled during the three months ended March 27, 2010.
D. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans’ liability adjustments, net of tax effect. The defined benefit plans’ liability adjustments for the interim periods ended March 26, 2011 and March 27, 2010 were not material.
E. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $9.1 million at March 26, 2011. The Company has entered into contracts for the normal supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in euros, to which the Company is committed. Hops purchase commitments outstanding at March 26, 2011 totaled $39.1 million, based on the exchange rates on that date.

In January 2009, the Company began sourcing glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor became the exclusive supplier of certain glass bottles for the Company’s breweries in Cincinnati, Ohio and Breinigsville, Pennsylvania. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled.
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
The Company had various other non-cancelable purchase commitments at March 26, 2011, which amounted to $3.7 million.
Freetown Land
The Company owns land in Freetown, Massachusetts that it had purchased for approximately $6.0 million in 2007 and subsequently placed on the market in February 2008. In the fourth quarter of 2010, the Company reduced the carrying values of the land, primarily reflecting the effect of the general decline in economic conditions. While the Company has not classified this asset as held for sale in its accompanying balance sheet, the Company continues to actively market the land for amounts in excess of its carrying value. The future realization of the asset is dependent on the future cash flows associated with either the sale or use of this asset. The Company continues to monitor this asset for any potential additional impairment of value.
Litigation
The Company is considering pursuing a claim against the manufacturer of the glass bottles that were subject to a product recall in 2008. If the matter is not settled and formal proceedings are initiated, substantial legal and related costs are possible which, if not recovered, could have a materially adverse impact on the Company’s financial results. In addition, while the Company is not aware of any basis for a claim or counter-claim against it by the manufacturer in connection with this matter, such a possibility exists. In such event, there is a risk that the recovery by the manufacturer on its claims could exceed the Company’s recovery on its claims. At this time, since no formal claim has been made, it is not possible to assess the risk of a successful counter-claim or the probable cost of such litigation.
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”) which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC, although the likelihood of collection of such award is in doubt. A hearing was held on a pre-trial motion in the federal court action in April 2011, but no ruling has yet been received. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.

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
F. Income Taxes
As of March 26, 2011 and December 25, 2010, the Company had approximately $7.1 million of unrecognized income tax benefits. An increase of $15,000 in unrecognized tax benefits was recorded for the three months ended March 26, 2011.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 26, 2011 and December 25, 2010, the Company had $3.9 million and $3.7 million, respectively, accrued for interest and penalties.
The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At March 26, 2011, the examination was in progress. The Company is also being audited by two other states as of March 26, 2011.
It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2011 if there is a commencement or completion of federal income tax audits or certain state income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations, or cash flows.
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
The recall process was substantially completed during the fourth quarter of 2008, and the Company made no material changes in its estimate of overall recall costs during the first quarter of 2011.
The following table summarizes the Company’s reserves and reserve activities for the product recall for the three months ended March 26, 2011 (in thousands):

	Reserves at			Reserves at
	December 25,	Changes in	Reserves	March 26,
	2010	Estimates	Used	2011

Excise tax credit	$(158)	$—	$—	$(158)
Recall-related costs	255	—	—	255
Inventory reserves	2,796	—	—	2,796

	$2,893	$—	$—	$2,893

The Company currently believes it may have claims against the supplier of these glass bottles for the impact of the recall, but it is impossible to predict the outcome of such potential claims. Consequently, no amounts have been recorded as receivable as of March 26, 2011 for any potential recoveries from third parties and there can be no assurance there will be any recoveries. The Company carries product liability insurance, but does not carry product recall insurance.
H. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2013. As of March 26, 2011, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.
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
J. Stock-Based Option Grants
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
On March 11, 2011, the Company granted an additional option to purchase 40,000 shares of the Company’s Class A Common Stock with a weighted average fair value of $40.39 per share. The option is a service-based stock option and vests annually at approximately 33% per year starting on the third anniversary of the grant date.
K. Subsequent Events
The Company evaluated subsequent events occurring after the balance sheet date, March 26, 2011, and, concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three-month period ended March 26, 2011, as compared to the three-month period ended March 27, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core brands” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) under contract arrangements for third parties that are not significant to the Company’s total sales in 2011 and 2010.
Three Months Ended March 26, 2011 compared to Three Months Ended March 27, 2010
Net revenue. Net revenue increased by $8.2 million, or 8.7%, to $102.2 million for the three months ended March 26, 2011, as compared to $94.0 million for the three months ended March 27, 2010. This increase was primarily due to an increase in core brand shipment volume and minor pricing gains, partially offset by increased allowance for stale beer returns.
Volume. Total shipment volume increased by 9.8% to 502,000 barrels for the three months ended March 26, 2011, as compared to 457,000 barrels for the three months ended March 27, 2010. Shipment volume for the core brands increased by 9.7% to 498,000 barrels, due primarily to increases in Twisted Tea®, Samuel Adams Boston Lager®, Samuel Adams® Brewmaster’s Collection and Samuel Adams® Seasonals, partially offset by declines in Sam Adams Light®.
Depletions, or sales by the wholesalers to retailers, of the Company’s core brands for the first quarter of 2011 increased by approximately 7% versus the same period in 2010, due primarily to increases in Twisted Tea®, Samuel Adams® Brewmaster’s Collection, Samuel Adams Boston Lager® and Samuel Adams® Seasonals, partially offset by declines in Sam Adams Light®.
Year-to-date depletions through April 2011 are estimated by the Company to be up approximately 5% from the same period in 2010. Shipments and orders in-hand suggest that core shipments year-to-date through May 2011 will be up approximately 8% compared to the same period in 2010. The Company believes that inventory levels at wholesalers at the end of the first quarter are similar to the levels in previous years, except for those wholesalers participating in the Freshest Beer Program whose inventories were lower. Actual shipments may differ and no inferences should be drawn with respect to shipments in future periods.
Net Selling Price. The net selling price per core barrel decreased by 0.9% to $204.62 for the three months ended March 26, 2011, as compared to $206.48 for the same period last year. This decrease in net revenue per barrel for core brands is primarily due to increased stale beer returns and product mix changes, partially offset by price increases of 1.1%.
Gross profit. Gross profit per core barrel decreased to $105.07 per barrel for the three months ended March 26, 2011, as compared to $105.19 for the three months ended March 27, 2010. Gross margin for core products was 51.3% for the three months ended March 26, 2011, as compared to 50.9% for the three months ended March 27, 2010. The decrease in gross profit per core barrel of $0.12 and increase in gross margin of 0.4 percentage point is the result of decreases in the net selling price per barrel, partially offset by a decrease in cost of goods sold on a per barrel basis.

Cost of goods sold for core brands was $99.55 per barrel for the three months ended March 26, 2011, as compared to $101.29 per barrel for the three months ended March 27, 2010. The decrease in costs of goods sold of $1.74 per barrel resulted from decreased ingredient costs partially offset by an unfavorable package mix and increased brewery processing costs.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to the reported margins of other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $6.4 million, or 22.0%, to $35.5 million for the three months ended March 26, 2011, as compared to $29.1 million for the three months ended March 27, 2010. The increase is primarily a result of planned increased investments in point of sale materials, higher costs for additional sales personnel and increased advertising, as well as increased costs of freight to wholesalers.
Such expenses for core brands were 34.8% of net revenue, or $71.31 per barrel, for the three months ended March 26, 2011, as compared to 31.1% of net revenue, or $64.18 per barrel, for the three months ended March 27, 2010. The increase in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of increases in advertising, promotional and selling expenses increasing at a higher rate than core shipment volume. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative. General and administrative expenses increased by $1.8 million, or 21.2%, to $10.3 million for the three months ended March 26, 2011, as compared to $8.5 million for the same period last year, due to increases in salaries and benefits costs and consulting expenses, and also due to the fact that in the first quarter of 2010 there was a $0.9 million reversal of a 2009 expense for an option that did not vest.
Provision for income taxes. The Company recorded an income tax provision of $2.6 million for the three months ended March 26, 2011, compared to $4.0 million for the three months ended March 27, 2010. The Company’s effective tax rate for the first quarter of 2011 increased to 40.0% from the first quarter 2010 rate of 39.3% as a result of lower pretax income but with no corresponding decrease in non-deductible expenses. The Company continues to expect its full year tax rate to be approximately 39%.
LIQUIDITY AND CAPITAL RESOURCES
Cash decreased to $45.3 million as of March 26, 2011 from $49.0 million as of December 25, 2010, primarily due to cash used in operating activities and cash used in investing activities.
Cash provided by or used in operating activities consist of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, and other non-cash items included in operating results. Also affecting cash provided by or used in operating activities are changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash used in operating activities for the three months ended March 26, 2011 was $2.3 million and primarily consisted of a net increase in operating assets and liabilities of $10.2 million, partially offset by net income of $4.0 million and non-cash items of $3.9 million. Cash used in operating activities for the three months ended March 27, 2010 was $3.0 million and primarily consisted of a net increase in operating assets and liabilities of $12.4 million, partially offset by net income of $6.3 million and non-cash items of $3.1 million.

The Company used $2.2 million in investing activities during the three months ended March 26, 2011, as compared to $2.1 million during the three months ended March 27, 2010. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.
Cash provided by financing activities was $915,000 during the three months ended March 26, 2011, as compared to $11.7 million of cash used in financing activities during the three months ended March 27, 2010. The $12.6 million change in financing cash flow is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program.
During the three months ended March 26, 2011, the Company repurchased approximately 17,000 shares of its Class A Common Stock for an aggregate purchase price of $1.5 million. As of March 26, 2011, the Company had repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $190.6 million and had approximately $34.4 million remaining on the share buyback expenditure limit. From March 27, 2011 through April 29, 2011, the Company repurchased an additional 30,000 shares of its Class A Common Stock for a total cost of $2.7 million. Through April 29, 2011, the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $193.3 million, and had approximately $31.7 million remaining on the $225.0 million share buyback expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of March 26, 2011 of $45.3 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2011 Outlook
In 2010, the Company began testing its Freshest Beer Program with five wholesalers in different markets. The Company successfully reduced the inventories of these wholesalers from three to four weeks to less than two weeks, resulting in fresher beer being delivered to retail. The Company has expanded this pilot program by adding five more wholesalers. The Company believes that in the long term this program will deliver better, fresher beer to its drinkers and should reduce costs and improve efficiency throughout the supply chain. As of April 29, 2011, the Freshest Beer Program is now active at ten wholesalers representing approximately 15% of the Company’s business. The Company estimates that inventory levels at participating wholesalers at the end of the first quarter were approximately 56,000 cases lower than would otherwise been anticipated. Beyond the impact of reduced shipments, the Company has not yet incurred material costs in implementing the Freshest Beer Program but anticipates some systems additions and improvements, and equipment investments later in 2011 to increase flexibility and response times and to service more wholesalers. The Company is still targeting that 50% of its volume will be on our Freshest Beer Program by the end of 2011.
The Company left unchanged its projection of 2011 earnings per diluted share of between $3.45 and $3.95. While the Company is currently concerned about significant cost pressure from fuel price increases and their impact on freight costs, package material and brewery operating costs, it believes that it is too early in the year to assess the extent to which the increased fuel costs may be offset with operating efficiencies, pricing or volume growth, or the possibility that these pressures may subside. At current fuel prices the Company believes that freight costs could negatively impact 2011 earnings per diluted share by approximately $0.20, but this could be offset by a slightly lower negative impact of the Freshest Beer Program and other Company initiatives. Accordingly, the Company’s actual 2011 earnings per diluted share could vary significantly from the current projection.

The Company expects that the competitive pricing environment will continue to be challenging, but will be seeking to achieve revenue per barrel increases of approximately 1% during 2011. If the Company successfully executes its Freshest Beer Program for 50% of its volume in 2011, it would expect shipment growth of 7% to 8%, reflecting an anticipated aggregate inventory reduction at wholesalers in the range of 300 thousand to 500 thousand case equivalents. The Company will continue to focus on efficiencies at its breweries and is not currently anticipating any significant increases in the costs of packaging and ingredients for 2011 beyond the energy and freight cost impacts. Further increases in energy costs will have a material impact on 2011 costs. Full-year 2011 gross margins are currently expected to be between 54% and 56%, after taking into consideration the current known impact of implementing the Freshest Beer Program. The Company intends to increase its investments in its brand support by between $12 million and $18 million for the full year 2011, which does not include any increases in freight costs for the shipment of beer products to its wholesalers. The Company will increase its investments in brand support commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes. The Company is committed to trying to grow market share while maintaining volume and healthy pricing, and it is prepared to invest to accomplish this, even if this causes short term earnings decreases. The Company believes that its full year 2011 effective tax rate will be approximately 39%.
Based on information currently available, the Company estimates full year capital expenditures of between $15.0 million and $25.0 million, most of which relate to continued investments in its breweries and additional keg purchases. The actual amounts spent may nonetheless differ significantly from these estimates. The Company believes that its capacity requirements for 2011 can be met by its Company-owned breweries and existing contracted capacity at third party brewers.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At March 26, 2011, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 26, 2011.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three month period ended March 26, 2011.
Recent Accounting Pronouncements
None
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 25, 2010, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.	CONTROLS AND PROCEDURES
As of March 26, 2011, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 26, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”), which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC, although the likelihood of collection of such award is in doubt. A hearing was held on a pre-trial motion in the federal court action in April 2011, but no ruling has yet been received.
The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 26, 2011, the Company has repurchased a cumulative total of approximately 9.7 million shares of its Class A Common Stock for an aggregate purchase price of $190.6 million. As of March 26, 2011, the Company had approximately $34.4 million remaining on the $225.0 million share buyback expenditure limit.
During the three months ended March 26, 2011, the Company repurchased 18,021 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

December 26, 2010 to January 29, 2011	7,394	$90.01	7,394	$35,262,537
January 30, 2011 to February 26, 2011	7,894	82.54	7,000	34,636,058
February 27, 2011 to March 26, 2011	2,733	87.23	2,600	34,402,006

Total	18,021	$86.32	16,994	$34,402,006

Of the shares that were purchased during the period, 1,027 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of April 29, 2011, the Company has repurchased a cumulative total of approximately 9.8 million shares of its Class A Common Stock for an aggregate purchase price of $193.3 million and had approximately $31.7 million remaining on the $225.0 million share buyback expenditure limit.
As of April 29, 2011, the Company had 9.3 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC. (Registrant)
Date: May 4, 2011	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2011	/s/ William F. Urich
William F. Urich Chief Financial Officer (principal accounting and financial officer)