Form 10-Q
period 2011-06-25
BOSTON BEER CO INC
filed 2011-08-02
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2011
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2011:

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value (Title of each class)	9,007,952 4,107,355 (Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
JUNE 25, 2011

PART I. Item 1.	FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 25,	December 25,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$66,315	$48,969
Accounts receivable, net of allowance for doubtful accounts of $61 and $121 as of June 25, 2011 and December 25, 2010, respectively	26,503	20,017
Inventories	31,828	26,614
Prepaid expenses and other assets	13,906	12,756
Deferred income taxes	3,648	3,648

Total current assets	142,200	112,004
Property, plant and equipment, net	139,844	142,889
Other assets	1,836	2,260
Goodwill	1,377	1,377

Total assets	$285,257	$258,530

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,960	$19,423
Accrued expenses and other current liabilities	57,621	52,776

Total current liabilities	82,581	72,199
Deferred income taxes	17,387	17,087
Other liabilities	3,296	3,656

Total liabilities	103,264	92,942
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,089,779 and 9,288,015 shares issued and outstanding as of June 25, 2011 and December 25, 2010, respectively	91	93
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	129,069	122,016
Accumulated other comprehensive loss, net of tax	(438)	(438)
Retained earnings	53,230	43,876

Total stockholders’ equity	181,993	165,588

Total liabilities and stockholders’ equity	$285,257	$258,530

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Revenue	$146,014	$141,158	$257,423	$243,628
Less excise taxes	12,057	11,595	21,290	20,035

Net revenue	133,957	129,563	236,133	223,593
Cost of goods sold	57,884	57,291	107,686	103,427

Gross profit	76,073	72,272	128,447	120,166

Operating expenses:
Advertising, promotional and selling expenses	40,518	35,091	76,030	64,228
General and administrative expenses	11,132	10,547	21,405	19,000
Settlement proceeds	(20,500)	—	(20,500)	—

Total operating expenses	31,150	45,638	76,935	83,228

Operating income	44,923	26,634	51,512	36,938
Other income, net:
Interest income	2	6	3	8
Other income, net	21	4	29	3

Total other income, net	23	10	32	11

Income before provision for income taxes	44,946	26,644	51,544	36,949
Provision for income taxes	16,927	10,374	19,566	14,419

Net income	$28,019	$16,270	$31,978	$22,530

Net income per common share — basic	$2.12	$1.18	$2.41	$1.62

Net income per common share — diluted	$2.01	$1.13	$2.29	$1.57

Weighted-average number of common shares — basic	13,223	13,838	13,249	13,899

Weighted-average number of common shares — diluted	13,947	14,390	13,977	14,381

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 25,	June 26,
	2011	2010

Cash flows provided by operating activities:
Net income	$31,978	$22,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,965	8,459
Impairment of long-lived assets	22	—
Loss (gain) on disposal of property, plant and equipment	117	(5)
Bad debt (recovery) expense	(60)	20
Stock-based compensation expense	3,522	1,635
Excess tax benefit from stock-based compensation arrangements	(2,167)	(2,112)
Deferred income taxes	300	—
Changes in operating assets and liabilities:
Accounts receivable	(6,426)	(8,965)
Inventories	(5,214)	221
Prepaid expenses and other assets	(833)	(537)
Accounts payable	5,537	(2,717)
Accrued expenses and other current liabilities	7,053	7,482
Other liabilities	(360)	1,149

Net cash provided by operating activities	42,434	27,160

Cash flows used in investing activities:
Purchases of property, plant and equipment	(6,022)	(4,214)
Proceeds from disposal of property, plant and equipment	—	20

Net cash used in investing activities	(6,022)	(4,194)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(22,627)	(30,219)
Proceeds from exercise of stock options	1,036	2,770
Excess tax benefit from stock-based compensation arrangements	2,167	2,112
Net proceeds from sale of investment shares	358	569

Net cash used in financing activities	(19,066)	(24,768)

Change in cash and cash equivalents	17,346	(1,802)

Cash and cash equivalents at beginning of period	48,969	55,481

Cash and cash equivalents at end of period	$66,315	$53,679

Supplemental disclosure of cash flow information:
Income taxes paid	$10,344	$7,805

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated balance sheet as of June 25, 2011 and the consolidated statements of operations and consolidated statements of cash flows for the interim periods ended June 25, 2011 and June 26, 2010 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 25, 2011 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 25, 2011 and June 26, 2010, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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

	June 25,	December 25,
	2011	2010
	(in thousands)
Raw materials	$20,416	$15,986
Work in process	5,297	5,048
Finished goods	6,115	5,580

	$31,828	$26,614

C. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$28,019	$16,270	$31,978	$22,530

Weighted average shares of Class A Common Stock	9,116	9,731	9,142	9,792
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share — basic	13,223	13,838	13,249	13,899
Effect of dilutive securities:
Stock options	676	502	680	443
Non-vested investment shares and restricted stock	48	50	48	39

Dilutive potential common shares	724	552	728	482

Shares used in net income per common share — diluted	13,947	14,390	13,977	14,381

Net income per common share — basic	$2.12	$1.18	$2.41	$1.62

Net income per common share — diluted	$2.01	$1.13	$2.29	$1.57

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $2.12 and $1.18 for the three months ended June 25, 2011 and June 26, 2010, respectively, and $2.41 and $1.62 for the six months ended June 25, 2011 and June 26, 2010, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three and six-months ended June 25, 2011, weighted-average options to purchase approximately 243,600 and 210,200 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. During the three and six-months ended June 26, 2010, weighted-average options to purchase approximately 65,700 and 60,300 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 67,850 and 115,000 shares of Class A Common Stock were outstanding as of June 25, 2011 and June 26, 2010, respectively, but not included in computing diluted income per share because the performance criteria of these stock options were not expected to be met as of the respective dates. Furthermore, performance-based stock options to purchase 229,700 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the six months ended June 26, 2010.
D. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended June 25, 2011 and June 26, 2010 were not material.
E. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $6.5 million at June 25, 2011.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at June 25, 2011 totaled $38.6 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley with one major supplier. The contracts include crop years 2010 and 2011 and cover the Company’s barley requirements for 2011 and a portion of 2012. Barley purchase commitments outstanding at June 25, 2011 totaled $14.2 million.
The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor is the exclusive supplier of certain glass bottles for the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled.
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
The Company had various other non-cancelable purchase commitments at June 25, 2011, which amounted to $3.6 million.
Litigation
In May 2011, the Company and its former glass bottle supplier entered into an agreement to settle all claims regarding the recall implemented by the Company in 2008. Pursuant to the settlement agreement, the Company received a cash payment of $20.5 million and all parties released each other of any claims as they relate to this matter. The Company recorded the settlement as an offset to operating expenses.
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery subsequently ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”) which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC to the Company, although the likelihood of collection of such award is in doubt. A hearing was held on a pre-trial motion in the federal court action in April 2011, but no ruling has yet been received. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.
In February 2011, the Company filed a complaint with the International Trade Commission (ITC) against a brewery and a glass manufacturer/importer asserting that the glass design used by the brewery to promote its products infringed on the Company’s patented glass design. The matter was resolved by settlement agreement in May 2011 under which the brewery and glass manufacturer/importer agreed to discontinue all sale, use and promotion of the glass. A consent order has been issued by the ITC prohibiting them from engaging in any importation, distribution, or sale of their glass design or any glass having a design substantially similar to the Company’s patented glass design.
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

F. Income Taxes
As of June 25, 2011 and December 25, 2010, the Company had approximately $7.2 million and $7.1 million, respectively, of unrecognized income tax benefits. An increase of $97,000 in unrecognized tax benefits was recorded for the six months ended June 25, 2011.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 25, 2011 and December 25, 2010, the Company had $4.0 million and $3.7 million, respectively, accrued for interest and penalties.
The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At June 25, 2011, the examination was completed and the Company is in the process of appealing the results of the audit. The Company continues to believe that the reserves related to this audit were adequate as of June 25, 2011. The Company is also being audited by two other states as of June 25, 2011.
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
The following table summarizes the Company’s reserves and reserve activities for the product recall for the six months ended June 25, 2011 (in thousands):

	Reserves at			Reserves at
	December 25,	Changes in	Reserves	June 25,
	2010	Estimates	Used	2011

Excise tax credit	$(158)	$—	$—	$(158)
Recall-related costs	255	—	—	255
Inventory reserves	2,796	25	(469)	2,352

	$2,893	$25	$(469)	$2,449

During the second quarter of 2011, the Company and its former glass bottle supplier entered into an agreement to settle all claims regarding the recall. The Company received a cash payment of $20.5 million, which was recorded as an offset to operating expenses, and all parties have released each other on any claims as they relate to this matter. In addition, the Company reversed approximately $0.6 million in reserves against invoices due to the supplier, which was recorded as an offset to cost of goods sold.
Although the Company is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

H. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2013. As of June 25, 2011, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.
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
On May 25, 2011, the Company granted options to purchase an aggregate of 30,000 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $35.81 per share. All of the options vested immediately on the date of grant.
K. Subsequent Events
On July 26, 2011, the Board of Directors approved an increase of $25.0 million to the previously approved $225.0 million share buyback expenditure limit, for a new limit of $250.0 million.
The Company evaluated subsequent events occurring after the balance sheet date, June 25, 2011, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and six-month periods ended June 25, 2011, as compared to the three and six-month periods ended June 26, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea® and HardCore® trademarks. “Core products” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties that are not significant to the Company’s total sales in 2011 and 2010.
Three Months Ended June 25, 2011 compared to Three Months Ended June 26, 2010
Net revenue. Net revenue increased by $4.4 million, or 3.4%, to $134.0 million for the three months ended June 25, 2011, as compared to $129.6 million for the three months ended June 26, 2010, due primarily to increased shipments and pricing improvements.
Volume. Total shipment volume increased by 3.0% to 651,000 barrels for the three months ended June 25, 2011, as compared to 632,000 barrels for the three months ended June 26, 2010, due to core shipments volume gains. Shipment volume for the core brands increased by 3.0% to 646,000 barrels, due primarily to increases in shipments of Twisted Tea®, Samuel Adams® Seasonals and the Samuel Adams® Brewmasters Collection, partially offset by decreases in shipments of Samuel Adams Boston Lager® and Sam Adams Light®.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the second quarter of 2011 increased by approximately 6.8% versus the same period in 2010, primarily due to increases in Twisted Tea®, Samuel Adams Boston Lager®, the Samuel Adams® Brewmaster’s Collection and Samuel Adams® Seasonals, partially offset by declines in Sam Adams Light®.
Year-to-date depletions through July 2011 are estimated by the Company to be up approximately 6% from the same period in 2010. Year-to-date shipments through July 2011 are up approximately 6% compared to the same period in 2010. The Company no longer provides information on orders in-hand due to changes to the ordering process for Freshest Beer Program wholesalers. The Company believes that inventory levels at wholesalers at the end of the second quarter are similar to the levels in previous years, except for those wholesalers participating in the Freshest Beer Program whose inventories were approximately 190,000 cases lower than would otherwise be anticipated.
Net Selling Price. The net selling price per core product barrel increased by 0.5% to $206.90 per barrel for the three months ended June 25, 2011, as compared to $205.97 per barrel for the same period last year, due primarily to price increases, partially offset by product mix changes.
Gross profit. Gross profit for core products was $117.66 per barrel for the three months ended June 25, 2011, as compared to $114.96 per barrel for the three months ended June 26, 2010. Gross margin for core products was 56.9% for the three months ended June 25, 2011, as compared to 55.8% for the three months ended June 26, 2010. The increase in gross profit per barrel of $2.70 and gross margin of 1.1 percentage points is primarily due to the increase in net selling price per barrel and a decrease in cost of goods sold per barrel.
Cost of goods sold for core brands was $89.23 per barrel for the three months ended June 25, 2011, as compared to $91.01 per barrel for the three months ended June 26, 2010. The 2011 decrease in cost of goods sold of $1.78 per core product barrel is due to decreased ingredient costs partially offset by an unfavorable package mix and increased brewery processing costs.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $5.4 million, or 15.4%, to $40.5 million for the three months ended June 25, 2011, as compared to $35.1 million for the three months ended June 26, 2010. The increase is primarily a result of planned increased investments in local marketing and advertising activities, higher costs for additional sales personnel and increased costs of freight to wholesalers.

Such expenses for core brands were 30.3% of net revenue, or $62.72 per barrel, for the three months ended June 25, 2011, as compared to 27.2% of net revenue, or $55.97 per barrel, for the three months ended June 26, 2010. The increases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue reflect the fact that advertising, promotional and selling expenses are increasing at a higher rate than core shipment volume. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
The Company conducts certain advertising and promotional activities in its wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statement of operations as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets if changes occur in these promotional contribution arrangements, depending on industry and market conditions.
General and administrative. General and administrative expenses increased by $0.6 million, or 5.7%, to $11.1 million for the three months ended June 25, 2011, as compared to $10.5 million for the same period last year. The increase primarily resulted from increases in stock compensation expense and salary and benefit costs.
Settlement proceeds. As noted in Footnote G — Product Recall, the Company received proceeds of $20.5 million during the second quarter of 2011, pursuant to an agreement to settle all claims regarding the 2008 product recall.
Provision for income taxes. The Company recorded an income tax provision of $16.9 million for the three months ended June 25, 2011, compared to $10.4 million for the three months ended June 26, 2010. The Company’s effective tax rate for the second quarter of 2011 decreased to 38% from the second quarter 2010 rate of 39%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses.
Six Months Ended June 25, 2011 compared to Six Months Ended June 26, 2010
Net revenue. Net revenue increased by $12.5 million, or 5.6%, to $236.1 million for the six months ended June 25, 2011, from $223.6 million for the six months ended June 26, 2010, primarily due to an increase in core brand shipment volume and minor pricing gains, partially offset by an increased allowance for stale beer returns.
Volume. Total shipment volume increased by 5.9% to 1,153,000 barrels for the six months ended June 25, 2011, as compared to 1,089,000 barrels for the six months ended June 26, 2010, due to core shipment volume gains. Shipment volume for the core brands increased by 5.8%, or 63,000 barrels, due to increases in shipments of Twisted Tea®, Samuel Adams® Seasonals, the Samuel Adams® Brewmasters Collection and Samuel Adams Boston Lager®, partially offset by decreases in shipments of Sam Adams Light®.
Net Selling Price. The net selling price per barrel for core brands decreased by approximately 0.1% to $205.90 per barrel for the six months ended June 25, 2011 as compared to the prior year. This decrease in net selling price per barrel is primarily due to increased stale beer returns and product mix changes, partially offset by price increases.
Gross profit. Gross profit for core brands was $112.18 per barrel for the six months ended June 25, 2011, as compared to $110.86 for the six months ended June 26, 2010. Gross margin for core products was 54.5% for the first six months of 2011, as compared to 53.8% for the same period in 2010. These increases are primarily due to a decrease in cost of goods sold per core barrel, partially offset by a decrease in the net selling price per core barrel.
Cost of goods sold for core products decreased to $93.72 per barrel for the six months ended June 25, 2011, as compared to $95.33 per barrel for the same period last year. The decrease in cost of goods sold of $1.61 per barrel resulted primarily from decreased ingredient costs partially offset by an unfavorable package mix and increased brewery processing costs.
Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $11.8 million, or 18.4%, to $76.0 million for the six months ended June 25, 2011, as compared to $64.2 million for the six months ended June 26, 2010. The increase is primarily a result of planned increased investments in point of sale materials, local marketing and advertising activities, higher costs for additional sales personnel and increased costs of freight to wholesalers. Advertising, promotional and selling expenses for core brands were 32.3% of net revenue, or $66.46 per barrel, for the six months ended June 25, 2011, as compared to 28.8% of net revenue, or $59.42 per barrel, for the same period last year.

General and administrative. General and administrative expenses increased by 12.6%, or $2.4 million, to $21.4 million for the six months ended June 25, 2011 as compared to the same period last year. The increase is largely driven by increases in stock compensation expense, salary and benefit costs and consulting fees.
Settlement proceeds. As noted in Footnote G — Product Recall, the Company received proceeds of $20.5 million during the second quarter of 2011, pursuant to an agreement to settle all claims regarding the 2008 product recall.
Provision for income taxes. The Company’s effective tax rate for the first half of 2011 decreased to 38% from the first half 2010 rate of 39%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses. The Company expects its full year tax rate to be approximately 39%.
LIQUIDITY AND CAPITAL RESOURCES
Cash increased to $66.3 million as of June 25, 2011 from $49.0 million as of December 25, 2010, primarily due to cash provided by operating activities, partially offset by cash used in financing activities and cash used in investing activities.
Cash provided by operating activities consist of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, and other non-cash items included in operating results. Also affecting cash provided by operating activities are changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash provided by operating activities for the six months ended June 25, 2011 was $42.4 million and primarily consisted of net income of $32.0 million, which includes the $20.5 million cash payment noted in Footnote G — Product Recall, and non-cash items of $10.7 million, partially offset by a net increase in operating assets and liabilities of $0.3 million. Cash provided by operating activities for the six months ended June 26, 2010 was $27.2 million and primarily consisted of net income of $22.5 million and non-cash items of $8.0 million, partially offset by a net increase in operating assets and liabilities of $3.4 million.
The Company used $6.0 million in investing activities during the six months ended June 25, 2011, as compared to $4.2 million during the six months ended June 26, 2010. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.
Cash used in financing activities was $19.1 million during the six months ended June 25, 2011, as compared to $24.8 million during the six months ended June 26, 2010. The $5.7 million change in financing cash flow is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program.
During the six months ended June 25, 2011, the Company repurchased approximately 266,400 shares of its Class A Common Stock for an aggregate purchase price of $22.6 million. On July 26, 2011, the Board of Directors approved an increase of $25.0 million to the previously approved $225.0 million share buyback expenditure limit, for a new limit of $250.0 million. From June 26, 2011 through July 29, 2011, the Company repurchased an additional 91,800 shares of its Class A Common Stock for a total cost of $8.2 million. Through July 29, 2011, the Company has repurchased a cumulative total of approximately 10.1 million shares of its Class A Common Stock for an aggregate purchase price of $219.9 million, and had approximately $30.1 million remaining on the $250.0 million share buyback expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of June 25, 2011 of $66.3 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2013. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.
2011 Outlook
Excluding the impact of the recall settlement of $0.92 per diluted share, and as a result of the reduction in expectations for full year depletions and increased energy costs, the Company is reducing its full year 2011 earnings per diluted share projection to between $3.20 and $3.60 from the previous range of $3.45 and $3.95. This projection includes the estimated negative earnings per share impact of between $0.10 and $0.20 due to reduced shipments related to the implementation of the Freshest Beer Program. The Company’s actual 2011 earnings per diluted share could vary significantly from the current projection.

The competitive pricing environment continues to be challenging. The Company is exploring opportunities for price increases in the second half of 2011 or early 2012 as it expects significant barley cost pressures from the 2011 crop. Revenue per barrel for the full year is currently expected to increase approximately 1% excluding any benefit of further 2011 price movements. If the Company successfully executes the Freshest Beer Program for 50% of its volume in 2011, the Company would expect shipment growth of between 6% and 7%. The Company will continue to focus on efficiencies at its breweries and is not currently anticipating any significant increases in the costs of packaging and ingredients for 2011 beyond the anticipated increases in energy and freight costs. Further increases in energy costs will have a material impact on 2011 costs. Full-year 2011 gross margins are currently expected to be between 54% and 56%, after taking into consideration the current known impact of implementing the Freshest Beer Program. The Company intends to increase brand support investments by between $12.0 million and $18.0 million for the full year 2011, which amount does not include any increases in freight costs for the shipment of beer products to wholesalers. Approximately $10.0 million of this increase has been incurred in the six months ending June 25, 2011. The Company will increase its investments in brand support commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes.
Based on information currently available, the Company estimates full year capital expenditures of between $15.0 million and $25.0 million, most of which relate to continued investments in the Company-owned breweries and additional keg purchases. The actual amounts spent may nonetheless differ significantly from these estimates. The Company believes that its capacity requirements for 2011 can be met by the Company-owned breweries and existing contracted capacity at third party brewers.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At June 25, 2011, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the six month period ended June 25, 2011.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the six month period ended June 25, 2011.
Recent Accounting Pronouncements
None.
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
As of June 25, 2011, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 25, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In May 2011, the Company and its former glass bottle supplier entered into an agreement to settle all claims regarding the recall implemented by the Company in 2008. Under the agreement the Company received payment of $20.5 million and all parties released each other of any claims as they relate to this matter. The Company recorded the settlement as an offset to operating expenses.
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery subsequently ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”) which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC to the Company, although the likelihood of collection of such award is in doubt. A hearing was held on a pre-trial motion in the federal court action in April 2011, but no ruling has yet been received. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.
In February 2011, the Company filed a complaint with the International Trade Commission (ITC) against a brewery and a glass manufacturer/importer asserting that the glass design used by the brewery to promote its products infringed on the Company’s patented glass design. The matter was resolved by settlement agreement in May 2011 under which the brewery and glass manufacturer/importer agreed to discontinue all sale, use and promotion of the glass. A consent order has been issued by the ITC prohibiting them from engaging in any importation, distribution, or sale of their glass design or any glass having a design substantially similar to the Company’s patented glass design.

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
As of July 29, 2011, the Company has repurchased a cumulative total of approximately 10.1 million shares of its Class A Common Stock for an aggregate purchase price of $219.9 million and had $30.1 million remaining on the $250.0 million share buyback expenditure limit.
During the six months ended June 25, 2011, the Company repurchased 267,761 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 26, 2010 to January 29, 2011	7,394	$90.01	7,394	$35,262,537
January 30, 2011 to February 26, 2011	7,894	82.54	7,000	34,636,058
February 27, 2011 to March 26, 2011	2,733	87.23	2,600	34,402,006
March 27, 2011 to April 30, 2011	29,744	89.80	29,744	31,731,129
May 1, 2011 to May 28, 2011	40,237	80.94	40,000	28,484,687
May 29, 2011 to June 25, 2011	179,759	84.49	179,674	13,301,180

Total	267,761	$84.67	266,412	$13,301,180

During the six months ended June 25, 2011, the Company repurchased 1,349 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of July 29, 2011, the Company had 9.0 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION
Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Labels Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: August 2, 2011	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: August 2, 2011	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)