Form 10-Q
period 2011-09-24
BOSTON BEER CO INC
filed 2011-11-01
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐      No ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2011:

Class A Common Stock, $.01 par value	8,629,456
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 24, 2011

PART I.
Item 1. FINANCIAL INFORMATION
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 24,	December 25,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$48,123	$48,969
Accounts receivable, net of allowance for doubtful accounts of $61 and $121 as of September 24, 2011 and December 25, 2010, respectively	30,787	20,017
Inventories	30,770	26,614
Prepaid expenses and other assets	14,766	12,756
Deferred income taxes	3,719	3,648

Total current assets	128,165	112,004
Property, plant and equipment, net	141,525	142,889
Other assets	3,741	2,260
Goodwill	1,377	1,377

Total assets	$274,808	$258,530

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$25,000	$19,423
Accrued expenses and other current liabilities	57,551	52,776

Total current liabilities	82,551	72,199
Deferred income taxes	17,379	17,087
Other liabilities	2,774	3,656

Total liabilities	102,704	92,942
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,758,572 and 9,288,015 shares issued and outstanding as of September 24, 2011 and December 25, 2010, respectively	88	93
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	131,128	122,016
Accumulated other comprehensive loss, net of tax	(438)	(438)
Retained earnings	41,285	43,876

Total stockholders’ equity	172,104	165,588

Total liabilities and stockholders’ equity	$274,808	$258,530

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Revenue	$147,002	$135,957	$404,425	$379,585
Less excise taxes	12,189	11,490	33,479	31,525

Net revenue	134,813	124,467	370,946	348,060
Cost of goods sold	58,782	54,676	166,468	158,103

Gross profit	76,031	69,791	204,478	189,957

Operating expenses:
Advertising, promotional and selling expenses	39,334	34,612	115,364	98,840
General and administrative expenses	10,284	9,815	31,689	28,815
Settlement proceeds	—	—	(20,500)	—

Total operating expenses	49,618	44,427	126,553	127,655

Operating income	26,413	26,634	77,925	62,302
Other income (expense), net:
Interest income	32	33	35	41
Other income (expense), net	15	(105)	44	(102)

Total other income (expense), net	47	(72)	79	(61)

Income before provision for income taxes	26,460	25,292	78,004	62,241
Provision for income taxes	10,164	9,846	29,730	24,265

Net income	$16,296	$15,446	$48,274	$37,976

Net income per common share — basic	$1.26	$1.14	$3.67	$2.75

Net income per common share — diluted	$1.19	$1.09	$3.48	$2.65

Weighted-average number of common shares — basic	12,932	13,587	13,143	13,795

Weighted-average number of common shares — diluted	13,650	14,197	13,868	14,320

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 24,	September 25,
	2011	2010
Cash flows provided by operating activities:
Net income	$48,274	$37,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,328	12,833
Impairment of long-lived assets	22	—
Loss on disposal of property, plant and equipment	117	35
Bad debt (recovery) expense	(60)	9
Stock-based compensation expense	4,751	2,388
Excess tax benefit from stock-based compensation arrangements	(2,542)	(2,500)
Deferred income taxes	221	1,037
Changes in operating assets and liabilities:
Accounts receivable	(10,710)	(8,423)
Inventories	(4,156)	(575)
Prepaid expenses and other assets	(3,395)	(306)
Accounts payable	5,577	(2,426)
Accrued expenses and other current liabilities	7,378	12,446
Other liabilities	(882)	1,030

Net cash provided by operating activities	57,923	53,524

Cash flows used in investing activities:
Purchases of property, plant and equipment	(12,290)	(10,024)
Proceeds from disposal of property, plant and equipment	—	20

Net cash used in investing activities	(12,290)	(10,004)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(50,871)	(51,908)
Proceeds from exercise of stock options	1,310	3,038
Excess tax benefit from stock-based compensation arrangements	2,542	2,500
Net proceeds from sale of investment shares	540	559

Net cash used in financing activities	(46,479)	(45,811)

Change in cash and cash equivalents	(846)	(2,291)

Cash and cash equivalents at beginning of period	48,969	55,481

Cash and cash equivalents at end of period	$48,123	$53,190

Supplemental disclosure of cash flow information:
Income taxes paid	$25,904	$16,887

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Organization and Basis of Presentation
The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “HardCore Cider Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” The accompanying consolidated balance sheet as of September 24, 2011 and the consolidated statements of income and consolidated statements of cash flows for the interim periods ended September 24, 2011 and September 25, 2010 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.
Management’s Opinion
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 24, 2011 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 24, 2011 and September 25, 2010, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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

	September 24,	December 25,
	2011	2010
	(in thousands)
Raw materials	$19,289	$15,986
Work in process	5,698	5,048
Finished goods	5,783	5,580

	$30,770	$26,614

C. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$16,296	$15,446	$48,274	$37,976

Weighted average shares of Class A Common Stock	8,825	9,480	9,036	9,688
Weighted average shares of Class B Common Stock	4,107	4,107	4,107	4,107

Shares used in net income per common share — basic	12,932	13,587	13,143	13,795
Effect of dilutive securities:
Stock options	666	548	676	478
Non-vested investment shares and restricted stock	52	62	49	47

Dilutive potential common shares	718	610	725	525

Shares used in net income per common share — diluted	13,650	14,197	13,868	14,320

Net income per common share — basic	$1.26	$1.14	$3.67	$2.75

Net income per common share — diluted	$1.19	$1.09	$3.48	$2.65

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $1.26 and $1.14 for the three months ended September 24, 2011 and September 25, 2010, respectively, and $3.67 and $2.75 for the nine months ended September 24, 2011 and September 25, 2010, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.
During the three and nine months ended September 24, 2011, weighted-average options and unvested restricted stock to purchase approximately 233,000 and 218,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. There were no anti-dilutive shares of Class A Common Stock outstanding during the three months ended September 25, 2010. During the nine months ended September 25, 2010, weighted-average options and unvested restricted stock to purchase approximately 68,000 shares of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 68,000 and 115,000 shares of Class A Common Stock were outstanding as of September 24, 2011 and September 25, 2010, respectively, but not included in computing diluted income per share because the performance criteria of these stock options were not expected to be met as of the respective dates. Furthermore, performance-based stock options to purchase 220,000 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the nine months ended September 25, 2010.
D. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended September 24, 2011 and September 25, 2010 were not material.

E. Commitments and Contingencies
Purchase Commitments
The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $14.3 million at September 24, 2011.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at September 24, 2011 totaled $40.6 million, based on the exchange rates on that date.
Currently, the Company has entered into contracts for barley with one major supplier. The contracts include crop years 2010 and 2011 and cover the Company’s barley requirements for 2011 and a portion of 2012. Barley purchase commitments outstanding at September 24, 2011 totaled $12.1 million.
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
The Company had various other non-cancelable purchase commitments at September 24, 2011, which amounted to $5.2 million.
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
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery subsequently ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration, asserting a breach of contract claim against the previous owner of the Rochester Brewery. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC to the Company, although the likelihood of collection of such award is in doubt. As such, no amount has been recorded in the financial statements for this matter. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.
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

F. Income Taxes
As of September 24, 2011 and December 25, 2010, the Company had approximately $7.2 million and $7.1 million, respectively, of unrecognized income tax benefits. An increase of $111,000 in unrecognized tax benefits was recorded for the nine months ended September 24, 2011.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 24, 2011 and December 25, 2010, the Company had $4.2 million and $3.7 million, respectively, accrued for interest and penalties.
The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
In August 2008, the Massachusetts Department of Revenue (“MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. At September 24, 2011, the examination was completed and the Company was in the process of appealing the results of the audit. On October 24, 2011 the Company settled the 2004 to 2008 MA DOR examinations. The Company estimates the settlement will result in a benefit to its fourth quarter provision for income taxes of between $1.7 million and $2.3 million. The Company is also being audited by two other states as of September 24, 2011.
In September 2011, the Internal Revenue Service commenced an examination of the Company’s 2007 and 2008 amended consolidated corporate income tax return and the related loss carry back claim to 2006. The examination was in progress as of September 24, 2011.
In addition to the impact of the settlement of the 2004 to 2008 MA DOR examinations, it is reasonably possible that the Company’s unrecognized tax benefits may further increase or decrease in 2011; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations, or cash flows.
G. Product Recall
In April 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The recall process was substantially completed during the fourth quarter of 2008.
The following table summarizes the Company’s reserves and reserve activities for the product recall for the nine months ended September 24, 2011 (in thousands):

	Reserves at			Reserves at
	December 25,	Changes in	Reserves	September 24,
	2010	Estimates	Used	2011
Excise tax credit	$(158)	—	116	$(42)
Recall-related costs	255	105	(268)	92
Inventory reserves	2,796	(49)	(2,131)	616

	$2,893	$56	$(2,283)	$666

During the second quarter of 2011, the Company and its former glass bottle supplier entered into an agreement to settle all claims regarding the recall. The Company received a cash payment of $20.5 million, which was recorded as an offset to operating expenses, and all parties have released each other of any claims as they relate to this matter. In addition, the Company reversed approximately $0.6 million in reserves against invoices due to the supplier, which was recorded as an offset to cost of goods sold.

Although the Company is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.
H. Line of Credit
The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2015. As of September 24, 2011, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.
I. Fair Value of Financial Instruments
The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The Company believes that the carrying amount of its cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.
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
K. Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU No. 2011-05”), Comprehensive Income (Topic 220). ASU No. 2011-05 gives entities two options to present other comprehensive income. An other comprehensive income statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively, entities can have an other comprehensive income statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. Under previous guidance, the other comprehensive income statement was typically disclosed near the statement of stockholders’ equity. For public entities, the amendments are effective for annual and interim periods beginning after December 15, 2011 and are applied retrospectively. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. Previous guidance under ASC Topic 350, Intangibles—Goodwill and Other, required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. ASU No. 2011-08 does not require an entity to calculate the fair value of a reporting unit, step one of the impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU No. 2011-09 requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For public entities, the new disclosures are effective for annual periods for fiscal years ending after December 15, 2011. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
L. Subsequent Events
The Company evaluated subsequent events occurring after the balance sheet date, September 24, 2011, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the three and nine-month periods ended September 24, 2011, as compared to the three and nine month periods ended September 25, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.
RESULTS OF OPERATIONS
Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea®, HardCore® and Angry Orchard® trademarks. “Core products” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties that are not significant to the Company’s total sales in 2011 and 2010.
Three Months Ended September 24, 2011 compared to Three Months Ended September 25, 2010
Net revenue. Net revenue increased by $10.3 million, or 8.1%, to $134.8 million for the three months ended September 24, 2011, as compared to $124.5 million for the three months ended September 25, 2010, due primarily to increased shipments and pricing improvements.
Volume. Total shipment volume increased by 6.8% to 658,000 barrels for the three months ended September 24, 2011, as compared to 616,000 barrels for the three months ended September 25, 2010, due to core shipments volume gains. Shipment volume for the core brands increased by 7.0% to 656,000 barrels, due primarily to increases in shipments of Twisted Tea®, Samuel Adams® Seasonals, and the Samuel Adams® Brewmaster’s Collection, partially offset by declines in Samuel Adams Boston Lager® and Sam Adams Light®.
Depletions, or sales by wholesalers to retailers, of the Company’s core products for the third quarter of 2011 increased by approximately 11% versus the same period in 2010, primarily due to increases Samuel Adams® Seasonals, Twisted Tea® and the Samuel Adams® Brewmaster’s Collection, partially offset by declines in Samuel Adams Boston Lager® and Sam Adams Light®. Year-to-date depletions through October 2011 are estimated by the Company to be up approximately 8% from the same period in 2010. Year-to-date shipments through October 2011 are up approximately 7% compared to the same period in 2010. The Company believes that inventory levels at wholesalers at the end of the third quarter are similar to the levels in previous years, except for those wholesalers participating in the Freshest Beer Program whose inventories were approximately 266,000 cases lower than would otherwise be anticipated.
Net Selling Price. The net selling price per barrel for core brands increased by 1.3% to $205.29 per barrel for the three months ended September 24, 2011, as compared to $202.62 per barrel for the same period last year, due primarily to price increases, partially offset by product mix changes.
Gross profit. Gross profit for core products was $115.81 per barrel for the three months ended September 24, 2011, as compared to $113.64 per barrel for the three months ended September 25, 2010. Gross margin for core products was 56.4% for the three months ended September 24, 2011, as compared to 56.1% for the three months ended September 25, 2010. The increase in gross profit per barrel of $2.17 and gross margin of 0.3 percentage points is primarily due to the increase in net selling price per barrel, partially offset by an increase in cost of goods sold per barrel.
Cost of goods sold for core brands was $89.47 per barrel for the three months ended September 24, 2011, as compared to $88.99 per barrel for the three months ended September 25, 2010. The 2011 increase in cost of goods sold of $0.48 per core product barrel is due to an unfavorable package mix and increased brewery processing costs, partially offset by decreased ingredient costs.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $4.7 million, or 13.6%, to $39.3 million for the three months ended September 24, 2011, as compared to $34.6 million for the three months ended September 25, 2010. The increase is primarily a result of higher costs for additional sales personnel and increased investments in local marketing, as well as increased costs of freight to wholesalers.
Such expenses for core brands were 29.2% of net revenue, or $59.96 per barrel, for the three months ended September 24, 2011, as compared to 27.9% of net revenue, or $56.46 per barrel, for the three months ended September 25, 2010. The increases in advertising, promotional and selling expenses per barrel and as a percentage of net revenue reflect the fact that advertising, promotional and selling expenses are increasing at a higher rate than core shipment volume. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
The Company conducts certain advertising and promotional activities in its wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statements of income as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets if changes occur in these promotional contribution arrangements, depending on industry and market conditions.
General and administrative. General and administrative expenses increased by $469,000, or 4.8%, to $10.3 million for the three months ended September 24, 2011, as compared to $9.8 million for the same period last year. The increase primarily resulted from increases in salary and benefit costs and stock compensation expense.
Provision for income taxes. The Company recorded a provision for income taxes of $10.2 million for the three months ended September 24, 2011, compared to $9.8 million for the three months ended September 25, 2010. The Company’s effective tax rate for the third quarter of 2011 decreased to 38.4% from the third quarter 2010 rate of 38.9%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses.
Nine months ended September 24, 2011 compared to Nine months ended September 25, 2010
Net revenue. Net revenue increased by $22.9 million, or 6.6%, to $370.9 million for the nine months ended September 24, 2011, from $348.1 million for the nine months ended September 25, 2010, primarily due to an increase in core brand shipment volume and minor pricing gains, partially offset by an increased allowance for stale beer returns.
Volume. Total shipment volume increased by 6.2% to 1,811,000 barrels for the nine months ended September 24, 2011, as compared to 1,705,000 barrels for the nine months ended September 25, 2010, due to core shipment volume gains. Shipment volume for the core brands increased by 6.3%, or 106,000 barrels, due to increases in shipments of Twisted Tea®, Samuel Adams® Seasonals, the Samuel Adams® Brewmaster’s Collection and Samuel Adams Boston Lager®, partially offset by declines in Sam Adams Light®.
Net Selling Price. The net selling price per barrel for core brands increased by approximately 1.0% to $205.68 per barrel for the nine months ended September 24, 2011 as compared to the prior year. This increase in net selling price per barrel is primarily due to price increases, partially offset by increased stale beer returns and product mix changes.
Gross profit. Gross profit for core brands was $113.50 per barrel for the nine months ended September 24, 2011, as compared to $111.86 for the nine months ended September 25, 2010. Gross margin for core products was 55.1% for the first nine months of 2011, as compared to 54.6% for the same period in 2010. These increases are primarily due to a decrease in cost of goods sold per core barrel coupled with an increase in net selling price per core barrel.
Cost of goods sold for core products decreased to $92.17 per barrel for the nine months ended September 24, 2011, as compared to $93.03 per barrel for the same period last year. The decrease in cost of goods sold of $0.86 per barrel resulted primarily from decreased ingredient costs partially offset by an unfavorable package mix and increased brewery processing costs.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $16.5 million, or 16.7%, to $115.4 million for the nine months ended September 24, 2011, as compared to $98.8 million for the nine months ended September 25, 2010. The increase is primarily a result of increased investments in advertising and local marketing, higher costs for additional sales personnel and increased costs of freight to wholesalers. Advertising, promotional and selling expenses for core brands were 31.2% of net revenue, or $64.09 per barrel, for the nine months ended September 24, 2011, as compared to 28.5% of net revenue, or $58.35 per barrel, for the same period last year.
General and administrative. General and administrative expenses increased by 10.0%, or $2.9 million, to $31.7 million for the nine months ended September 24, 2011 as compared to the same period last year. The increase is largely driven by increases in salary and benefit costs and consulting expenses, and also due to the fact that in the first quarter of 2010 there was a $0.9 million reversal of a 2009 expense for an option that did not vest.
Settlement proceeds. As noted in Footnote G — Product Recall of the accompanying consolidated financial statements, the Company received proceeds of $20.5 million during the second quarter of 2011, pursuant to an agreement to settle all claims regarding the 2008 product recall.
Provision for income taxes. The Company’s effective tax rate for the first nine months of 2011 decreased to 38.1% from the first nine months of 2010 rate of 39.0%, as a result of higher pretax income but with no corresponding increase in nondeductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash decreased to $48.1 million as of September 24, 2011 from $49.0 million as of December 25, 2010, primarily due to cash used in financing activities and cash used in investing activities, partially offset by cash provided by operating activities.
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
Cash provided by operating activities for the nine months ended September 24, 2011 was $57.9 million and primarily consisted of net income of $48.3 million, which includes the $20.5 million cash payment noted in Footnote G — Product Recall, and non-cash items of $15.8 million, partially offset by a net increase in operating assets and liabilities of $6.2 million. Cash provided by operating activities for the nine months ended September 25, 2010 was $53.5 million and primarily consisted of net income of $38.0 million, non-cash items of $13.8 million and a net decrease in operating assets and liabilities of $1.7 million.
The Company used $12.3 million in investing activities during the nine months ended September 24, 2011, as compared to $10.0 million during the nine months ended September 25, 2010. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries and additional keg purchases.
Cash used in financing activities was $46.5 million during the nine months ended September 24, 2011, as compared to $45.8 million during the nine months ended September 25, 2010. The $668,000 change in financing cash flow is primarily due to a decrease in the proceeds from exercise of stock options, partially offset by stock repurchases under the Company’s Stock Repurchase Program.
During the nine months ended September 24, 2011, the Company repurchased approximately 611,000 shares of its Class A Common Stock for an aggregate purchase price of $50.9 million. On October 27, 2011, the Board of Directors approved an increase of $25.0 million to the previously approved $250.0 million share buyback expenditure limit, for a new limit of $275.0 million. From September 25, 2011 through October 28, 2011, the Company repurchased approximately an additional 125,000 shares of its Class A Common Stock for a total cost of $9.6 million. Through October 28, 2011, the Company has repurchased a cumulative total of approximately 10.5 million shares of its Class A Common Stock for an aggregate purchase price of $249.5 million, and had approximately $25.5 million remaining on the $275 million share buyback expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of September 24, 2011 of $48.1 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

2011 and 2012 Outlook
The Company has increased its projection for full year 2011 earnings per diluted share to be between $3.60 and $3.90 cents from between $3.20 to $3.60 primarily due to increased volume and a $0.13 to $0.18 per diluted share estimated favorable impact of a state income tax settlement in the fourth quarter. Estimated full year 2011 earnings per diluted share of $3.60 to $3.90 excludes the $0.92 per diluted share favorable impact of the recall settlement received in the second quarter and includes the estimated negative earnings per share impact of between $0.10 and $0.20 cents due to reduced shipments related to the implementation of the Freshest Beer Program. The Company’s actual 2011 earnings per diluted share could vary significantly from the current projection.
Revenue per barrel for the full year is currently expected to increase between 1% and 1.5% and depletions growth of between 7.5% and 9%. If the Company successfully executes its Freshest Beer Program for 50 percent of its volume in 2011, the Company would expect shipment growth of between 7% and 8.5%. The Company will continue to focus on efficiencies at its owned breweries and it is not currently anticipating any significant increases in the costs of packaging and ingredients for 2011 beyond the anticipated increases in energy and freight costs. Full-year 2011 gross margins are currently expected to be between 54 percent and 56 percent. The Company intends to increase advertising, promotional and selling expenses by between $14 million and $18 million for the full year 2011, which does not include any increases in freight costs for the shipment of beer products to its wholesalers. Approximately $12 million of this increase has been incurred in the nine months ending September 24, 2011. The Company will increase its investments in brand support commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes. The Company expects its full year tax rate to be approximately 36%. This includes the favorable impact of a state income tax settlement in the fourth quarter of between approximately $1.7 million and $2.3 million.
Based on information currently available, the Company estimates full year 2011 capital expenditures of between $21 million and $27 million, most of which relate to continued investments in its breweries and additional keg purchases.
Looking forward to 2012, based on information of which the Company is currently aware, the Company is forecasting depletion growth in the mid to high-single digits. The Company does not expect shipments growth to significantly lag depletion growth as the estimated aggregate inventory reduction at wholesalers participating in the Freshest Beer Program is expected to be between 100,000 and 300,000 thousand case equivalents at yearend 2012 versus 2011. The Company will continue to focus on efficiencies at its breweries and is currently aware of significant increases in the costs of ingredients for 2012 primarily due to barley cost pressures. The Company continues to explore opportunities for price increases and believes the competitive pricing environment will continue to be challenging. The Company is targeting revenue per barrel increases of between 2.5% and 3.5% to help offset significant barley cost pressures from the 2011 crop. Full-year 2012 gross margins are currently expected to be between 53 percent and 55 percent due to anticipated price increases not fully covering cost increases and some product mix changes. The Company intends to increase advertising, promotional and selling expenses by between $5 million and $10 million for the full year 2012, which does not include any increases in freight costs for the shipment of beer products to its wholesalers. The Company intends to increase its investment in its brands in 2012 commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes. The Company estimates a full-year 2012 effective tax rate of approximately 38%.
The Company is currently evaluating 2012 capital expenditures and, based on current information, its initial estimates are between $25 million and $35 million, most of which relate to continued investments in its breweries, as well additional keg purchases. Based on information currently available, the Company believes that its capacity requirements for 2012 can be covered by its owned breweries and existing contracted capacity at third party brewers. The Company will provide further 2012 guidance when it presents its full-year 2011 results.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements
At September 24, 2011, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the nine month period ended September 24, 2011.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the nine month period ended September 24, 2011.
Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU No. 2011-05”), Comprehensive Income (Topic 220). ASU No. 2011-05 gives entities two options to present other comprehensive income. An other comprehensive income statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively, entities can have an other comprehensive income statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. Under previous guidance, the other comprehensive income statement was typically disclosed near the statement of stockholders’ equity. For public entities, the amendments are effective for annual and interim periods beginning after December 15, 2011 and are applied retrospectively. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. Previous guidance under ASC Topic 350, Intangibles—Goodwill and Other, required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. ASU No. 2011-08 does not require an entity to calculate the fair value of a reporting unit, step one of the impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU No. 2011-09 requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For public entities, the new disclosures are effective for annual periods for fiscal years ending after December 15, 2011. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
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
As of September 24, 2011, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 24, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery subsequently ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration against the previous owner of the Rochester Brewery. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC to the Company, although the likelihood of collection of such award is in doubt. As such, no amount has been recorded in the financial statements for this matter. The Company does not believe that its inability to avail itself of production capacity at the Rochester Brewery will, in the near future, have a material impact on its ability to meet demand for its products.
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
On October 27, 2011, the Board of Directors approved an additional increase of $25.0 million to the previously approved $250.0 million share buyback expenditure limit, for a new limit of $275.0 million. As of October 28, 2011, the Company has repurchased a cumulative total of approximately 10.5 million shares of its Class A Common Stock for an aggregate purchase price of $249.5 million and had $25.5 million remaining on the $275.0 million share buyback expenditure limit.
During the nine months ended September 24, 2011, the Company repurchased 612,897 shares of its Class A Common Stock as illustrated in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
December 26, 2010 to January 29, 2011	7,414	$89.93	7,394	$35,262,537
January 30, 2011 to February 26, 2011	7,894	82.54	7,000	34,636,058
February 27, 2011 to March 26, 2011	2,733	87.23	2,600	34,402,006
March 27, 2011 to April 30, 2011	29,744	89.80	29,744	31,731,129
May 1, 2011 to May 28, 2011	40,237	80.94	40,000	28,484,687
May 29, 2011 to June 25, 2011	179,759	84.49	179,674	13,301,180
June 26. 2011 to July 30, 2011	91,827	89.80	91,827	30,055,280
July 31, 2011 to August 27, 2011	58,688	81.82	58,598	25,255,753
August 28, 2011 to September 24, 2011	194,571	78.12	194,218	10,056,908

Total	612,897	$83.08	611,055	$10,056,908

During the nine months ended September 24, 2011, the Company repurchased 1,812 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.
As of October 28, 2011, the Company had 8.6 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION
Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: November 1, 2011	/s/ Martin F. Roper Martin F. Roper President and Chief Executive Officer (principal executive officer)

Date: November 1, 2011	/s/ William F. Urich William F. Urich Chief Financial Officer (principal accounting and financial officer)