Form 10-K
period 2011-12-31
BOSTON BEER CO INC
filed 2012-02-22
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☑

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $763,363,977 (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 25, 2011). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 17, 2012, there were 8,765,306 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting to be held on May 23, 2012 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2011

PART I

Item 1.    Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer in the United States. In fiscal 2011, Boston Beer sold approximately 2.5 million barrels of its proprietary products (“core brands”) and brewed or packaged approximately 13,000 barrels under contract (“non-core brands”) for third parties.

During 2011, the Company sold over fifty beers under the Samuel Adams® or the Sam Adams® brand names, seven flavored malt beverages under the Twisted Tea® brand name, three hard cider beverages under the Angry Orchard™ brand name and one hard cider under the HardCore® brand name. Boston Beer produces malt beverages and hard cider at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”).

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

The Company’s beers are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers, specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is one of the largest brands in the Better Beer category of the United States brewing industry, trailing the imports Corona® and Heineken®. In addition, AB InBev and MillerCoors have entered the Better Beer category, either by developing their own beers, acquiring, in whole or part, existing craft brewers, or by importing and distributing foreign brewers’ brands. The Company estimates that in 2011 the craft beer category grew approximately 12% to 14%, while the Better Beer category was up approximately 6%, while the total beer category was down approximately 1% to 2%. The Company believes that the Better Beer category is approximately 20% of United States beer consumption by volume.

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

The Company’s Twisted Tea product line competes primarily within the flavored malt beverage (“FMB”) category of the beer industry. FMB’s, such as Twisted Tea, Smirnoff Ice®, BacardiSilver® and Mike’s Hard Lemonade®, are flavored malt beverages that are typically priced competitively with Better Beers. The Company believes that the FMB category comprises approximately 2% of United States beer consumption. The Company believes that the volume comprising the FMB category increased 3% to 5% in 2011.

The Company’s Angry Orchard and HardCore product lines compete within the hard cider category. Hard ciders, such as Angry Orchard, HardCore, Woodchuck®, Hornsbys®, Strongbow® and Magners®, are typically priced competitively with Better Beers. The Company believes that the hard cider category comprises approximately 0.2% of United States beer consumption and that the volume comprising the hard cider category increased 20% to 25% in 2011.

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

Products Marketed

The Company’s product strategy is to create and offer a world-class variety of traditional and innovative beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. In most markets, the Company focuses its advertising and promotional dollars on Samuel Adams Boston Lager® and Samuel Adams® Seasonal Beers.

The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but receives limited promotional support. The Imperial Series, Barrel Room Collection, Single Batch Series and Limited Edition Beers are produced in limited quantities and are sold at higher prices than the Company’s other products. The Twisted Tea® brand family has grown each year since the product was first introduced and has established a drinker following in several markets. The Angry Orchard™ brand family was launched in the second half of 2011 in several markets and has received positive wholesaler, retailer and drinker support since its launch.

The following is a list of significant continuing styles as of December 31, 2011:

Year First Introduced
Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams Octoberfest	1989
Samuel Adams Winter Lager	1989
Samuel Adams Summer Ale	1996
Samuel Adams Alpine Spring	2011
Brewmaster’s Collection
Samuel Adams Boston Ale	1987
Samuel Adams Cranberry Lambic	1990
Samuel Adams Cream Stout	1993
Samuel Adams Cherry Wheat®	1995
Samuel Adams Pale Ale	1999
Samuel Adams Black Lager	2005
Samuel Adams Irish Red	2008
Samuel Adams Blackberry Witbier	2009
Samuel Adams Coastal Wheat	2009
Samuel Adams Noble Pils	2009
Samuel Adams Latitude 48 IPA	2010
Samuel Adams Harvest Pumpkin Ale	2010
Samuel Adams Revolutionary Rye™ Ale	2011
Samuel Adams Whitewater IPA	2011

Year First Introduced
Imperial Series
Samuel Adams Double Bock	1988
Samuel Adams Imperial White	2009
Samuel Adams Imperial Stout	2009
Samuel Adams Wee Heavy	2011
Barrel Room Collection
Samuel Adams American Kriek	2009
Samuel Adams Stony Brook Red	2009
Samuel Adams New World Tripel	2009
Samuel Adams Thirteenth Hour	2011
Single Batch Series
Samuel Adams Tasman Red	2011
Samuel Adams Third Voyage	2011
Samuel Adams The Vixen	2011
Samuel Adams Griffin’s Bow	2011
Limited Edition Beers
Samuel Adams Utopias®	2001
InfiniumTM	2010
Flavored Malt Beverages
Twisted Tea Hard Iced Tea	2001
Twisted Tea Raspberry Hard Iced Tea	2001
Twisted Tea Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea Peach Hard Iced Tea	2005
Twisted Tea Light Hard Iced Tea	2007
Twisted Tea Sun-Tea Style Hard Iced Tea	2009
Twisted Tea Blueberry Hard Iced Tea	2011
Hard Cider
HardCore Crisp Hard Cider	1997
Angry Orchard Crisp Apple	2011
Angry Orchard Apple Ginger	2011
Angry Orchard Traditional Dry	2011

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2011, Samuel Adams Scotch Ale, Samuel Adams Revolutionary Rye™ Ale and Samuel Adams White Ale were brewed and included in the Samuel Adams Brewmaster’s Collection Mix Pack, Samuel Adams Rustic Saison and Samuel Adams East West Kolsh were brewed and included in the Summer Styles variety pack, Samuel Adams Bonfire Rauchbier and Samuel Adams Harvest Pumpkin Ale were brewed and included in the Harvest Collection variety pack and Samuel Adams Chocolate Bock, Samuel Adams Black and Brew Coffee Stout, Samuel Adams Old Fezziwig® Ale and Samuel Adams Holiday Porter were brewed and included in the Samuel Adams Winter Classics variety pack.

Also during 2011, the Company released Samuel Adams Latitude 48 Deconstructed, a specialty variety pack which included Samuel Adams Latitude 48 IPA along with five new beers, Latitude 48 IPA Hallertau Mittelfrueh, Latitude 48 IPA Simcoe, Latitude 48 IPA Zeus, Latitude 48 IPA East Kent Goldings and Latitude 48 IPA Ahtanum.

Also during 2011, the Company released a variety of specialty draft beers brewed in limited quantities for its Single Batch Series, festivals and Beer Week celebrations.

In 2012, the Company intends to complete its national rollout for both the Twisted Tea and Angry Orchard brand families. The company believes the gross profits from these brands have helped the Company increase its investment in Samuel Adams and have built a stronger Boston Beer brand portfolio with wholesalers and retailers. The Company will continue to look for complementary opportunities to leverage its capabilities, provided that they do not distract from its primary focus on its Samuel Adams brand.

The Company continually evaluates the performance of its various beers, flavored malt beverages and hard cider styles and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles Twisted Tea Midnight Hard Iced Tea and Twisted Tea Sweet Tea Hard Iced Tea were discontinued during 2011. Certain styles discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

Product Innovations

The Company is committed to maintaining its position as a leading innovator in the Better Beer category by developing new products that allow the Samuel Adams beer drinker to try new styles of malt beverages. To that end, the Company continually test brews different beers and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes the annual LongShot American Homebrew Contest® in which Samuel Adams beer drinkers and employees of the Company submit homebrews for inclusion in the LongShot® six-pack in the following year. During the year, the Company sold over fifty Samuel Adams beers commercially and brewed many more test brews. The Company’s Boston Brewery spends most of its time ideating, testing and developing beers and ciders for the Company’s potential future commercial development. The Company developed and commercially launched three new ciders in 2011 under the Angry Orchard brand.

In late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science, headed by Alan Newman, founder of Magic Hat Brewing, as a craft brew incubator headquartered in Burlington, Vermont. The mission of Alchemy & Science is to find new opportunities in craft brewing which may be geographical or stylistic and some may be with existing breweries or brewpubs. Alchemy & Science will be looking for unique brewing techniques and ingredients as well as hunting for ancient or new recipes and beer styles to develop and introduce to beer lovers and will have the brewing talents and broad resources of the Company as it looks for opportunities around the country. During the first quarter of 2012, Alchemy and Science purchased the assets of Southern California Brewing Company, Inc., a Los Angeles based craft brewer doing business as Angel City Brewing Company. It is expected that brewing operations at the Angel City Brewing location will commence during the first half of 2012.

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

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean, the Pacific Rim and Mexico. During 2011, the Company’s largest customer accounted for approximately 4% of the Company’s net sales. The top three customers accounted for approximately 9%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors.

The Company has historically received most of its orders in the first week of a month for products to be shipped the following month. Most core brands are shipped within days of completion. There has historically not been any significant product order backlog.

In late 2010, the Company started a Freshest Beer Program with domestic wholesalers in several markets to reduce both the time and temperature the Company’s beers experience at wholesaler warehouses before reaching the market. Historically, wholesalers carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with the wholesalers. At December 31, 2011, the Company had over 55 wholesalers participating in the program at various stages of inventory reduction. The Company currently has 50% of its volume on the Freshest Beer Program and believes this could reach 75% by the end of 2012. The Company successfully reduced the inventories of participating wholesalers by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 50,000 case equivalents in 2010 and approximately an additional 133,000 case equivalents in 2011 when measured at the end of the year, which historically has been the low point of the year for wholesaler inventories. The wholesaler ordering process has changed significantly for wholesalers that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment. There are various risks associated with the Freshest Beer Program that are discussed in Risk Factors.

During 2011, Boston Beer had a sales force of approximately 300 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns — primarily television, radio, billboards and print. These media efforts are complemented by participation in sponsorships of cultural and community events, local beer festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

The Company launched a philanthropic program in 2008 called Samuel Adams Brewing the American Dream®. Partnering with ACCION USA, the nation’s largest non-profit micro-lender, the program is designed to provide low to moderate income small business owners in the food, beverage and hospitality industries with small loans and support through training and “speed coaching” programs. Since its inception, the Samuel Adams Brewing the American Dream fund at ACCION has made loans of nearly $1 million to approximately 130 small business owners and craft brewers.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt.    The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. In 2010 and 2011, the barley crop in the United States and Canada was slightly below ten-year averages overall in terms of quality and quantity. The 2010 barley crop prices were comparable to long-term averages, while the 2011 barley crop prices are significantly above the comparable averages and are expected to add over $8.0 million in incremental barley costs in 2012. The Company purchased most of the malt used in the production of its beer from one major supplier during 2011. The Company currently has a multi-year contract with that supplier, but also believes that there are other malt vendors available that are capable of supplying its needs.

Hops.    The Company uses Noble hops varieties for most of its Samuel Adams® beers. Noble hops are produced in several specific growing areas recognized for growing hops with superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in most of the Company’s ales. The Company enters into purchase commitments with four hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German and Czech hops and in Pounds Sterling for the English hops. The Company does not currently hedge these forward currency commitments. The crops harvested in 2011 were at or above historical averages in terms of both quality and quantity for all hop varieties from Germany, the Czech Republic and the UK and the Company expects to receive all hops that were contracted for, with the exception of one variety from Germany, for which the under-delivery is not material and is not currently expected to impact the production of the Company’s beers. The Company’s goal is to maintain approximately one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, and the Company’s current hop inventory is expected to meet this standard for the Company’s major beer styles. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

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

Quality Assurance

As of December 31, 2011, the Company employed twelve brewmasters to monitor the Company’s brewing operations and control the production of its beers. Extensive tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams® beer, Twisted Tea flavored malt beverage, Angry Orchard hard cider and HardCore hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products in order to ensure that its customers enjoy only the freshest beer. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

During 2011, the Company brewed most all of its core brand volume at Company-owned breweries and packaged approximately 92% of its core brand volume at Company-owned breweries. The Company continues to invest in efficiency projects, expanding the capacity of its breweries and supporting changes required under its Freshest Beer Program. The Company has an approved capital plan for 2012 of approximately $50 million, most of which relate to continued investments in the Company’s breweries and additional keg purchases in support of growth. Under this capital plan, along with expanding the Company’s use of production arrangements with third parties, the Company believes it could support growth in 2012. The Company continues to evaluate capacity optimization at its owned breweries and the potential significant capital required for expansion of absolute capacity at its Company-owned breweries.

The Company-owned breweries are located in Breinigsville, Pennsylvania, Cincinnati, Ohio and Boston, Massachusetts. The Pennsylvania and Cincinnati Breweries produce the full range of the Company’s core brands and produce most of the Company’s shipment volume. The Pennsylvania Brewery is the Company’s largest brewery and was purchased from Diageo North America Inc. (“Diageo”) in June 2008. The Cincinnati Brewery is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Company’s Boston Brewery production is mainly for developing new types of innovative and traditional beers and brewing and packaging beers in the Samuel Adams Barrel Room Collection and certain keg beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. Most of the Company’s Samuel Adams beers are produced at the Boston Brewery in the course of each year.

The Company currently has a brewing and packaging services agreement with City Brewing Company, LLC, to produce its products at facilities in Latrobe, Pennsylvania and La Crosse, Wisconsin as well as agreements with MillerCoors, Nestlé Professional Vitality and Pleasant Valley Wine Company to brew and/or package at facilities in Eden, North Carolina, Chicago, Illinois and Hammondsport, New York, respectively. The brewing and packaging agreements with MillerCoors and Nestlé Professional Vitality are expiring during the first quarter of 2012 and the Company does not expect them to be renewed. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing and packaging arrangements with third parties, the Company is charged a per unit rate for its products that are produced at each of the facilities and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew and package the Company’s beers.

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

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers and imported beers with similar pricing and target drinkers. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their seventh successive year of growth in 2011 and there were many new startups. In 2011, the Company estimates there are approximately 770 shipping craft breweries, up from approximately 420 craft breweries in 2006. There are also an approximately 800 new craft breweries in planning stages that will likely result in an additional 300 or more shipping craft breweries in next 2 to 3 years. Also, existing craft breweries are building more capacity, expanding geographically, adding more SKUs and styles as distributors and retailers are promoting and making more shelf space available for more craft beer brands.

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

The Company’s Twisted Tea products compete within the FMB category of the beer industry. This category is highly competitive due to, among other factors, the presence of large spirits companies, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Angry Orchard and HardCore products compete within the hard cider category. This category is small, with a few major competitors whose business is predominantly hard cider, and many small regional and local hard cider companies as well as international brands. In February 2012, Miller-Coors announced the purchase of Crispin Cider and it is reported that other brewers could be planning entries into the cider category too.

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

Licenses and Permits

Brewery, winery, and wholesale operations require various federal, state and local licenses, permits and approvals. The Company, through its wholly-owned subsidiaries, Boston Beer Corporation, Samuel Adams Brewery Company, Ltd. and Samuel Adams Pennsylvania Brewery Company, produces its alcoholic beverages pursuant to a federal wholesaler’s basic permit, a federal brewer’s notice and a federal winery registration. Its products are then sold by Boston Beer Corporation to distributors. Suppliers, such as the Company, and/or distributors of alcoholic beverages are prohibited from holding an interest in any retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any required additional or new licenses, permits, or approvals could have a material adverse effect on the ability of the Company to conduct its business.

At the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) administers and enforces the federal laws and tax code provisions related to the production and taxation of alcohol products. Suppliers are required to file an amended notice with the TTB in the event of a material change in the production processes, production equipment, location, management or ownership. TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay taxes, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations or to notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time.

At the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or license holder and others require advance approvals, requiring that new licenses, permits or approvals be applied for and obtained in the event of a change in the management or ownership of the permit or license holder. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by a supplier or wholesaler vary from locale to locale. The Company’s operations are subject to audit and inspection by state regulatory agencies at any time.

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

Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including malt beverages and hard cider. Further increases in excise taxes on malt beverages and/or hard cider, if enacted, could result in a general reduction in sales of the affected products or in the profit realized from the sales of the affected products.

Trademarks

The Company has obtained United States Trademark Registrations for a number of trademarks, including Samuel Adams®, Sam Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Cherry Wheat®, Samuel Adams Utopias®, Triple Bock®, Old Fezziwig®, Sam Adams Light®, Twisted Tea®, HardCore®, Longshot® and American Homebrew Contest®, and has a pending trademark application for Angry Orchard™. It also has a number of common law marks including Infinium™. The Samuel Adams trademark, the Samuel Adams Boston Lager trademark, the design logo of Samuel Adams, the Twisted Tea trademark and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its Samuel Adams family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

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

The Company’s facilities are also subject to federal and state regulations with respect to workplace safety. The Company has adopted various policies and procedures intended to ensure that its facilities meet these requirements. The Company believes that it currently is in compliance with applicable requirements and will continue to endeavor to remain in compliance. There can be no assurances, however, that new and more restrictive requirements might not be adopted, compliance with which might have a material, adverse financial effect on the Company and its operating results, or that such policies and procedures will be consistently followed and be sufficient to prevent serious accidents.

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

Employees

As of December 31, 2011, the Company employed approximately 840 people, of which approximately 72 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions with two contracts expiring in early 2012. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the large number of craft brewers with similar pricing and target drinkers and gains in market share achieved by imported beers, a number of which are now imported and promoted by the two largest domestic brewing companies, AB InBev and MillerCoors. The Company faces strong competition from these two brewers as they introduce new domestic specialty and “faux craft” brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Samuel Adams is one of the largest brands in the Better Beer category of the United States brewing industry, trailing Corona® and Heineken®. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their seventh successive year of growth in 2011 and there were many new startups. In 2011, the Company estimates there are approximately 770 shipping craft breweries, up from approximately 420 craft breweries in 2006. There are also approximately 800 new craft breweries in planning stages that will likely result in an additional 300 or more shipping craft breweries in the next 2 to 3 years. Also, existing craft breweries are building more capacity, expanding geographically, adding more SKUs and styles as distributors and retailers are promoting and making more shelf space available for more craft beer brands. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share.

The Company’s products, including its Twisted Tea products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including Corona®, Heineken®, AB InBev and MillerCoors, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

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

There Is No Assurance of Continued Growth.

The Company’s future growth may be limited by both its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the growth in the craft-brewed beer market and the Better Beer market. The development of new products by the Company may lead to reduced sales in the Company’s other products, including its flagship Samuel Adams Boston Lager. The Company’s future growth may also be limited by its ability to meet production goals at the Company’s owned breweries, its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms or the availability of suitable production capacity at third party-owned breweries, should production at the Company’s owned breweries miss targets, and its ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops and bottles, from suppliers.

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

Unexpected Events at Company-Owned Breweries, Reduced Availability of Breweries Owned by Others, Increased Complexity of the Company’s Business, or the Expansion Costs of the Company-Owned Breweries Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Prior to 2008, the Company pursued a production strategy that combined the capacity at its brewery Cincinnati, Ohio, acquired in 1997, with significant production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. In June 2008 the Company acquired substantially all of the assets of the Pennsylvania Brewery from Diageo North America, Inc. As a result, from 2007 to 2011, the volume of core brands brewed at Company-owned breweries increased from approximately 35% to virtually all of its volume.

In 2011, the Company brewed its flagship beer, Samuel Adams Boston Lager, at each of its Company-owned brewing facilities, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager. The Company expects to brew almost all of its core brands volume in 2012 at Company-owned breweries located in Breinigsville, Pennsylvania, Cincinnati, Ohio and Boston, Massachusetts, and to have less reliance on brewing services arrangements. This increased reliance on the Company-owned breweries exposes the Company to capacity constraints, as these breweries are operating close to current capacity in peak months. Management believes that it has secured sufficient alternatives for most of its brands and packages in the event that production at any of its brewing locations is interrupted or discontinued; however, the Company may not be able to maintain its current economics if such a disruption were to occur and might experience interruptions to supply. Potential disruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures or operational shut downs.

The combination of the Company’s recent growth, increased product complexity, and its reliance on its own breweries, continues to increase the operating complexity of the Company’s business. There can be no assurance that the Company will effectively manage such increasing complexity, without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business. The growth of the Company, changes in operating procedures and increased complexity, are also requiring significant capital investment.

While the Company has shifted most of its production to its own breweries, it continues to avail itself of capacity at third-party breweries. During 2011, the Company brewed and/or packaged certain products under contract at facilities located in Latrobe, Pennsylvania, Chicago, Illinois and Hammondsport, New York. The Company also has a contract to brew certain products with a brewery located in Eden, North Carolina; however this contract was not activated during 2011 and expires at the end of the first quarter of 2012. In selecting third party breweries for brewing services arrangements, the Company carefully weighs brewery’s (i) capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. To the extent that the Company needs to avail itself of third party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries or an unexpected decline in the brewing capacity available to it, either of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

As the brewing industry continues to consolidate, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, and their ability or willingness to meet the Company’s needs, has become a more significant concern and there are no guarantees that the Company’s brewing needs will be met. The Company continues to work with all of the breweries at which it might brew its products, in an attempt to minimize any potential interruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations or an unexpected interruption at one of the Company’s breweries would likely cause significant disruption, increased costs and, potentially, lost sales.

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

In late 2010, the Company started a Freshest Beer Program with domestic wholesalers in different markets to reduce both the time and temperature the Company’s beers experience at wholesaler warehouses before reaching the market. Historically, wholesalers carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with the wholesalers. At December 31, 2011, the Company had 55 wholesalers participating in the program at various stages of inventory reduction. The Company has 50% of its volume on the Freshest Beer Program and believes this could reach 75% by the end of 2012. The Company successfully reduced the inventories of participating wholesalers by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 50,000 case equivalents in 2010 and approximately an additional 133,000 case equivalents in 2011 when measured at the end of the year which historically has been the low point of the year for wholesaler inventories. The wholesaler ordering process has changed significantly for wholesalers that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment and posed much greater challenges for forecasting and production planning. Also, changes to the wholesaler ordering process has increased the complexity of the Company’s revenue recognition for shipments to wholesalers that participate in the Freshest Beer Program.

It is possible that the Freshest Beer Program may not be successful, that its costs of implementation may exceed the value realized or that the outcome of such inventory reductions may prove detrimental to the Company’s business trends and ability to execute at retail. The Company may encounter unexpected problems with forecasting, accounting, production and wholesaler cooperation. These issues could lead to shortages of the Company’s products at the wholesaler and retailer levels, result in increased costs, negatively impact wholesaler relations, and/or delay the Company’s implementation of this program.

Because the Freshest Beer Program is still in the early stages of implementation and execution, the Company currently cannot predict with any precision the success of this program, the scope of its further implementation in 2012 or the full extent of the costs or business impacts associated with the program that might be incurred. The Company currently believes the program will, in the long term, be beneficial to its business, but there can be no assurances that this will result.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess Inventory Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt and hops, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2010. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company uses Noble hops for its Samuel Adams lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in most of the Company’s ales. The Company enters into purchase commitments with four hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the Company’s needs. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the use of fertilizers and pesticides that do not conform to United States regulations, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain over one year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are purchased from European suppliers and include bittersweet apples from France and culinary apples from Italy. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

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

The Company’s contracts for hops are payable in Euros for German and Czech hops and in Pounds Sterling for English hops, and therefore, the Company is subject to the risk that the Euro or Pound may fluctuate adversely against the U.S. dollar. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Currently, the cost of hops is approximately 4% of the Company’s product cost. The cost of hops has greatly increased in recent years due to exchange rate changes and the rising market price of hops, and continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet demand. The Company also buys some other ingredients from foreign suppliers for which the Company also carries exposure to foreign exchange rate changes.

The Company’s accounting policy for hop inventory and purchase commitments is to recognize a loss by establishing a reserve for aged hops and to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewing department. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

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

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. As discussed elsewhere, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products during 2008. The recall resulted from routine quality control inspections where glass inclusions were detected in certain bottles of beer. The Company substantially completed the recall process during 2008. While the Company does not anticipate repetition of such problems, the Company’s operations are subject to a range of operating hazards which include product contamination, the occurrence of which could result in unexpected costs to the Company, and in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability.

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

In addition, there has been a recent focus by state and federal authorities on caffeinated alcoholic beverages. In November 2010, in response to intense media attention regarding the misuse of high alcohol malt beverages with added caffeine that are marketed as energy drinks, the United States Food and Drug Administration (“FDA”) informed producers of these products that it has not approved the use of caffeine as an additive in alcoholic beverages and thus, such beverages can be lawfully marketed only if their use is subject to prior FDA approval or is otherwise generally recognized as safe. As a result, several producers have reformulated their products to remove the added caffeine. The Company’s Twisted Tea products and certain other craft styles contain naturally-occurring, but not added, caffeine, so the recent FDA pronouncements do not apply. Nevertheless, there is an inherent risk that the concern about added caffeine in alcoholic beverages could subsequently be applied to naturally occurring caffeine, adversely affecting the Company’s products in the future. In addition, this regulatory attention to caffeinated alcoholic beverages included concerns about the availability of malt beverages in larger size single serve containers, which could adversely affect the Company’s ability to sell certain of its beers and flavored malt beverages in certain single serve packages.

The Company Has Been Involved in Various Litigation Matters in the Past and there Is No Guarantee that Other Litigation Will Not Develop that Could Harm the Company’s Business.

As a result of a dispute arising from the change in ownership of High Falls Brewing Company, LLC (“High Falls”), with which the Company had a brewing services agreement, the Company initiated arbitration proceedings for breach of contract against High Falls and its successor organizations and equity owner in 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls, although the likelihood of collection of such award is in doubt. See Item 3. Legal Proceedings below.

In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results. See Item 3 — Legal Proceedings below.

The Class B Shareholder Has Significant Influence over the Company

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

Impact of Changes in Drinker Attitudes on Brand Equity and Inherent Risk of Reliance on the Company’s Founder in the Samuel Adams® Brand Communications.

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

In addition to these inherent brand risks, the Founder and Chairman of the Company, C. James Koch, is an integral part of the Company’s current Samuel Adams brand message and the Company relies on the positive public perception of its Founder. The role of Mr. Koch as founder, brewer and leader of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to continue his active role, his absence could detrimentally affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. If this were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

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

The Company has Significantly Increased its Product Offerings and Distribution Footprint which Increases Complexity and Could Adversely Affect the Company’s Business.

In 2011, the Company significantly increased its commercially available beers to over 50 and launched the Angry Orchard hard cider brand. Further, in late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC d/b/a Alchemy & Science, headed by Alan Newman, who founded Magic Hat Brewing in 1994, as a craft brew incubator headquartered in Burlington, Vermont. During the first quarter of 2012, Alchemy & Science purchased the assets of Southern California Brewing Company, Inc., a Los Angeles based craft brewer doing business as Angel City Brewing Company, which includes a small brewery and a beer hall. The Company expects Alchemy & Science to roll out additional brands in 2012. Also during 2012, the Company intends to complete its national distribution for both Twisted Tea and Angry Orchard brand families. The Company does not have experience with managing this number of brands and products and has limited experience with integrating acquired brands or operating beer halls. There can be no assurance that the Company will effectively manage such increased complexity without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business.

Item 1B.    Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2010 fiscal year, and (3) remain unresolved.

Item 2.    Properties

The Company maintains its principal corporate offices in approximately 33,500 square feet of leased space located in Boston, Massachusetts, the initial term of which is set to expire in 2017. The Company also leases two smaller sales offices in California and an office in Vermont.

The Company maintains a brewery in Boston, Massachusetts in approximately 37,000 square feet of leased space. The Company also operates a tour center at the Boston Brewery. The current term of the lease for this facility will expire in 2019.

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

Item 3.    Legal Proceedings

In May 2011, the Company and its former glass bottle supplier entered into an agreement to settle all claims regarding the recall implemented by the Company in 2008 pursuant to which the Company received payment of $20.5 million and all parties released each other of any claims as they relate to this matter.

In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery subsequently ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”) which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC to the Company, although the likelihood of collection of such award is in doubt. The federal court action is still in the pre-trial phase.

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

Item 4.    Mine Safety Disclosures

Not Applicable

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

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2011	High	Low
First Quarter	$97.66	$85.19
Second Quarter	$94.86	$80.01
Third Quarter	$92.31	$73.50
Fourth Quarter	$112.88	$72.13

Fiscal 2010	High	Low
First Quarter	$53.13	$43.24
Second Quarter	$74.52	$30.00
Third Quarter	$73.00	$60.95
Fourth Quarter	$100.93	$65.75

There were 14,425 holders of record of the Company’s Class A Common Stock as of February 17, 2012. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February XX, 2012, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $101.14.

Class A Common Stock

At December 31, 2011, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 8,714,931 were issued and outstanding. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 31, 2011, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and

(d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 17, 2012, C. James Koch was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

On July 26, 2011, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $225.0 million to $250.0 million. On October 27, 2011, the Board of Directors further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, for a new limit of $275.0 million. As of December 31, 2011, the Company has repurchased a cumulative total of approximately 10.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $251.9 million.

During the twelve months ended December 31, 2011, the Company repurchased 762,258 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 26, 2010 to January 29, 2011	7,414	$89.93	7,394	$35,262,537
January 30, 2011 to February 26, 2011	7,894	82.54	7,000	34,636,058
February 27, 2011 to March 26, 2011	2,733	87.23	2,600	34,402,006
March 27, 2011 to April 30, 2011	29,744	89.80	29,744	31,731,129
May 1, 2011 to May 28, 2011	40,237	80.94	40,000	28,484,687
May 29, 2011 to June 25, 2011	179,759	84.49	179,674	13,301,180
June 26, 2011 to July 30, 2011	91,827	89.80	91,827	30,055,280
July 31, 2011 to August 27, 2011	58,688	81.82	58,598	25,255,753
August 28, 2011 to September 24, 2011	194,571	78.20	194,218	10,056,908
September 25, 2011 to October 29, 2011	125,067	76.81	124,707	25,457,482
October 30, 2011 to November 26, 2011	13,156	95.02	13,106	24,209,886
November 27, 2011 to December 31, 2011	11,168	99.01	11,168	23,104,157

Total	762,258	$82.51	760,036	$23,104,157

Of the shares that were purchased during the period, 2,222 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.    Selected Consolidated Financial Data

	Year Ended
	Dec. 31 2011 (53 weeks)	Dec. 25 2010	Dec. 26 2009	Dec. 27 2008	Dec. 29 2007
	(In thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$558,282	$505,870	$453,446	$449,554	$380,575
Less recall returns	—	—	—	13,222	—
Less excise taxes	45,282	42,072	38,393	37,932	38,928

Net revenue	513,000	463,798	415,053	398,400	341,647
Cost of goods sold	228,433	207,471	201,235	205,040	152,288
Recall related costs	—	—	—	9,473	—

Gross profit	284,567	256,327	213,818	183,887	189,359
Operating expenses:
Advertising, promotional and selling expenses	157,261	135,737	121,560	132,901	124,457
General and administrative expenses	43,485	39,112	36,938	34,988	24,574
Impairment of long-lived assets	666	300	1,049	1,936	3,443
Settlement proceeds	(20,500)	—	—	—	—

Total operating expenses	180,912	175,149	159,547	169,825	152,474

Operating income	103,655	81,178	54,271	14,062	36,885
Other (expense) income, net	(155)	(70)	96	1,778	4,759

Income before provision for income taxes	103,500	81,108	54,367	15,840	41,644
Provision for income taxes	37,441	30,966	23,249	7,752	19,153

Net income	$66,059	$50,142	$31,118	$8,088	$22,491

Net income per share — basic	$5.08	$3.67	$2.21	$0.58	$1.58
Net income per share — diluted	$4.81	$3.52	$2.17	$0.56	$1.53
Weighted average shares outstanding — basic	13,012	13,660	14,059	13,927	14,193
Weighted average shares outstanding — diluted	13,741	14,228	14,356	14,341	14,699
Balance Sheet Data:
Working capital	$58,674	$39,805	$39,244	$1,797	$77,736
Total assets	$272,488	$258,530	$262,936	$219,757	$197,955
Total long-term obligations	$20,694	$20,743	$15,995	$12,672	$4,210
Total stockholders’ equity	$184,745	$165,588	$173,155	$140,028	$133,588
Statistical Data:
Barrels sold	2,484	2,272	2,222	2,341	1,876
Net revenue per barrel	$207	$204	$187	$170	$182

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

The Company’s products compete in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. In 2011, the Company estimates that growth of the craft beer category was approximately 12% to 14%, while the Better Beer category as a whole was up approximately 6% and the total beer category declined approximately 2%. The Company estimates that the Better Beer category now comprises approximately 20% of domestic beer consumption. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category.

Depletions of the Company’s products, or distributor sales to retailers, increased approximately 7% in 2011, as compared to 2010, which was higher than the Company’s estimates of Better Beer category growth but lower than the Company’s estimates of craft beer category growth.

Outlook

Year-to-date depletions reported to the company thru February 10, 2012 were up approximately 8% to 9% from the same period in 2011 with the same number of selling days.

The Company is targeting earnings per diluted share for 2012 of between $3.80 and $4.20, but actual results could vary significantly from this target. The $4.00 midpoint of the 2012 earnings per diluted share projection represents a 7% increase from the comparable 2011 earnings per diluted share of $3.73, which excludes the favorable impact of $0.92 per diluted share for the recall settlement and the favorable impact of $0.16 per diluted share from the state income tax settlement. The 2012 projection includes estimated expenses attributable to Alchemy & Science but does not include any gross profit contribution from Alchemy & Science, the Company’s wholly owned subsidiary. The Company is currently planning that 2012 depletions growth will be approximately 6% to 9%, which is slightly higher than 2011 trends. The Company believes that the competitive pricing environment will continue to be challenging and is planning to achieve revenue per barrel increases of approximately 3%. The Company will continue to focus on efficiencies at its Company-owned breweries and is aware of significant increases in the costs of packaging and ingredients for 2012. These increases are primarily due to barley cost pressures, which is estimated to add over $8.0 million in incremental barley costs. Full-year 2012 gross margins are currently expected to be between 53% and 55% due to anticipated price increases not fully covering cost pressures and some product mix changes. The Company intends to increase investments in advertising, promotional and selling expenses of between $8 million and $12 million for the full year 2012, not including any increases in freight costs for the shipment of beer products to the Company’s wholesalers. The Company estimates startup costs of $3 million to $5 million for new brands developed by Alchemy & Science of which $2 million to $3 million are advertising, promotional and selling expenses. The Company believes that its 2012 effective tax rate will be approximately 38%.

The Company is continuing to evaluate 2012 capital expenditures and estimates that they will be significantly higher than 2011 capital expenditures of $19.6 million. Based on current information, the Company estimates a range of $40 million to $60 million, most of which relates to continued investments in the Company’s breweries and additional keg purchases in support of growth, the Freshest Beer Program and increased complexity; however, the actual amount spent may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2012 can be covered by its Company-owned breweries and existing contracted capacity at third party brewers.

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea®, Angry Orchard™ and HardCore® trademarks. “Core brands” do not include the products brewed or packaged at the Cincinnati and Pennsylvania Breweries under contract arrangements for third parties. Volume produced under contract arrangements is referred to below as “non-core products.” Barrels sold and the related revenue for non-core products for the fiscal year 2009 primarily relates to the Packaging Services Agreement with Diageo North America, Inc., as discussed in Footnote B — Packaging Services Agreement in the Notes to the Consolidated Financial Statements.

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Year Ended
	Dec. 31 2011 (53 weeks)	Dec. 25 2010	Dec. 26 2009
	Barrels Sold (In thousands)
Core brands	2,471	2,259	2,021
Non-core products	13	13	201

Total barrels	2,484	2,272	2,222

	Percentage of Net Revenue
Net revenue	100.0%	100.0%	100.0%
Cost of goods	44.5	44.7	48.5

Gross profit	55.5	55.3	51.5
Advertising, promotional and selling expenses	30.7	29.3	29.3
General and administrative expenses	8.5	8.4	8.9
Impairment of long-lived assets	0.1	0.1	0.3
Settlement proceeds	(4.0)	—	—

Total operating expenses	35.3	37.8	38.5
Operating income	20.2	17.5	13.0
Interest income, net	0.0	0.0	0.0
Other (expense) income, net	0.0	0.0	0.0

Income before provision for income taxes	20.2	17.5	13.0
Provision for income taxes	7.3	6.7	5.6

Net income	12.9%	10.8%	7.4%

Year Ended December 31, 2011 (53 weeks) Compared to Year Ended December 25, 2010 (52 weeks)

Fiscal periods.    The 2011 fiscal year consisted of 53 weeks as compared to 52 weeks in each of fiscal 2010 and 2009.

Net revenue.    Net revenue increased by $49.2 million, or 10.6%, to $513.0 million for the year ended December 31, 2011, from $463.8 million for the year ended December 25, 2010. This increase was due primarily to an increase in core brand shipment volume and minor pricing gains, partially offset by an increase in stale beer returns.

Volume.    Total shipment volume increased by 9.3% to 2,484,000 barrels for the year ended December 31, 2011, as compared to 2,272,000 barrels for the year ended December 25, 2010, due to an increase in core brand shipments. Shipment volume for the core brands increased by 9.4% to 2,471,000 barrels, due primarily to increases in Samuel Adams Seasonals, the Twisted Tea brand family, the Samuel Adams Brewmasters Collection and Samuel Adams Boston Lager, only partially offset by a decrease in shipments of Sam Adams Light®.

Fiscal year shipments volume increases of 9.3% were higher than calendar year depletions increases of approximately 7.3% primarily due to the additional week in the fiscal calendar and a planned earlier launch of our Spring Seasonal which resulted in Spring Seasonal shipments at the end of 2011 being significantly higher than in 2010. On a calendar year basis, the Company’s shipments and depletion growth was equivalent at 7% for the full year.

The Company believes wholesaler inventory levels at December 31, 2011 were at appropriate levels. Excluding the impact of the inventory build for the planned earlier launch of our Spring Seasonal, inventory at participating wholesalers as a result of the Freshest Beer Program was lower by an estimated 133,000 cases as of the end of the fourth quarter, reducing reported earnings per diluted share by approximately $0.05 for the year.

Net selling price.    The net selling price per barrel for core brands increased by 1.19% to $207.26 per barrel for the year ended December 31, 2011, as compared to $204.83 for the same period last year. This increase in net selling price per barrel is primarily due to price increases taken in 2011, offset by product mix changes.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its core brands in kegs, bottles, and in cans for certain Twisted Tea styles. Assuming the same level of production, a shift in the mix from bottles and cans to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 1% point to 73% of total shipments for the year ended December 31, 2011 as compared to 2010.

Gross profit.    Gross profit for core brands was $115.08 per barrel for the year ended December 31, 2011, as compared to $113.24 for the year ended December 25, 2010. Gross margin for core brands was 55.5% for the year ended December 31, 2011, as compared to 55.3% for the year ended December 25, 2010. The increase in gross profit per barrel of $1.84 and gross margin of 0.2 percentage points is primarily due to increases in the net selling price per barrel, partially offset by increases in cost of goods sold per barrel.

Cost of goods sold for core brands was $92.18 per barrel, or 44.5% as a percentage of net revenue, for the year ended December 31, 2011, as compared to $91.58 per barrel, or 44.7% as a percentage of net revenue, for the year ended December 25, 2010. The 2011 increase in cost of goods sold of $0.60 per barrel primarily reflected unfavorable package mix and increased inventory obsolescence, partially offset by decreased ingredient pricing.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.    Advertising, promotional and selling expenses increased by $21.6 million, or 15.9%, to $157.3 million for the year ended December 31, 2011, as compared to $135.7 million for the year ended December 25, 2010. The increase is primarily due to increased size of the sales force and increased salaries, benefits and operating costs of $5.6 million, increased local marketing of $4.1 million, increased advertising of $2.3 million, as well as increased freight expenses to wholesalers of $7.0 million.

Such expenses for core brands were 30.7% of net revenue, or $63.64 per barrel, for the year ended December 31, 2011, as compared to 29.3% of net revenue, or $60.09 per barrel, for the year ended December 25, 2010. The increase in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are a result of advertising, promotional and selling expenses increasing at a higher rate than increases in core shipment volume. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative.    General and administrative expenses increased by $4.4 million, or 11.2%, to $43.5 million in 2011 as compared to 2010, driven by increases in salary and benefit costs and consulting expenses, and the fact that in the first quarter of 2010 there was a $0.9 million reversal of a 2009 expense for an option that did not vest.

Impairment of long-lived assets.    During 2011, the Company incurred impairment charges of $666,000 based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company, compared to $300,000 of impairment charges in 2010.

Settlement proceeds.    As noted in Footnote K — Product Recall of the accompanying consolidated financial statements, the Company received proceeds of $20.5 million during the second quarter of 2011, pursuant to an agreement to settle all claims regarding the 2008 product recall.

Stock-based compensation expense.    For the year ended December 31, 2011, an aggregate of $6.2 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation increased by $3.1 million in 2011 compared to 2010, primarily due to 2011 grants of long-term retention stock options, increased fair value of options and awards granted during 2011, expense for the estimated achievement of performance-based options and the fact that in the first quarter of 2010 there was a $0.9 million reversal of a 2009 expense for a performance option that did not vest.

Provision for income taxes.    The Company’s effective income tax rate for the year ended December 31, 2011 decreased to 36.2% from the 2010 rate of 38.2%. This decrease in the effective tax rate is a result of a favorable state tax settlement, as well as higher pretax income but with no corresponding increase in non-deductible expenses, partially offset by smaller research and development tax credits in 2011 as compared to 2010.

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

Volume.    Total shipment volume increased by 2.3% to 2,272,000 barrels for the year ended December 25, 2010, as compared to 2,222,000 barrels for the year ended December 26, 2009, due primarily to an increase in core brand shipments, partially offset by a decrease in non-core product shipment volume. Shipment volume for the core brands increased by 11.8% to 2,259,000 barrels, due primarily to increases in Samuel Adams Seasonals, the Twisted Tea brand family, the Samuel Adams Brewmasters Collection and Samuel Adams Boston Lager, only partially offset by a decrease in shipments of Sam Adams Light.

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

General and administrative.    General and administrative expenses increased by $2.2 million, or 6.0%, to $39.1 million in 2010 as compared to 2009, driven by increased legal and consulting expenses of $1.9 million and salaries and benefits costs of $1.0 million, partially offset by the reversal of stock compensation expense of $0.9 million for a performance-based option that did not vest.

Impairment of long-lived assets.    During 2010, the Company incurred impairment charges of $0.3 million based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company, compared to $1.0 million of impairment charges in 2009.

Stock-based compensation expense.    For the year ended December 25, 2010, an aggregate of $3.1 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation decreased by $1.0 million in 2010 compared to 2009, primarily due to the reversal of stock compensation expense for a performance-based option that did not vest, partially offset by expense for the estimated achievement of 2010 performance-based options and the increased fair value of options and awards granted during 2010.

Provision for income taxes.    The Company’s effective income tax rate for the year ended December 25, 2010 decreased to 38.2% from the 2009 rate of 42.8%. This decrease in the effective tax rate is a result of higher pretax income but with no corresponding increase in non-deductible expenses, as well as an increase in research and development tax credits.

Liquidity and Capital Resources

Cash increased to $49.5 million as of December 31, 2011 from $49.0 million as of December 25, 2010, primarily due to increased cash flows from operating activities, which was mostly offset by stock repurchases of $62.8 million and purchases of property plant and equipment totaling $19.6 million.

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

Cash provided by operating activities in 2011 totaled $72.8 million and primarily consisted of net income of $66.1 million, which includes the $20.5 million in settlement proceeds noted in Footnote K — Product Recall, and non-cash items of $19.9 million, partially offset by a net increase in operating assets and liabilities of

$13.2 million. Cash provided by operating activities in 2010 of $67.8 million primarily consisted of net income of $50.1 million, non-cash items of $22.3 million, partially offset by a net increase in operating assets and liabilities of $4.6 million.

The Company used $19.6 million in investing activities during 2011, as compared to $13.6 million during 2010. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.

Cash used in financing activities was $52.7 million during 2011, as compared to $60.8 million during 2010. The $8.1 million change in financing cash flow is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program and an increase in excess tax benefit from stock-based compensation arrangements.

During the year ended December 31, 2011, the Company repurchased approximately 760,000 shares of its Class A Common Stock for a total cost of approximately $62.8 million. On July 26, 2011, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $225.0 million to $250.0 million. On October 27, 2011, the Board of Directors further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, for a new limit of $275.0 million. As of December 31, 2011, the Company has repurchased a cumulative total of approximately 10.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $251.9 million.

From January 1, 2011 to February 17, 2012, the Company repurchased 24,000 additional shares of its Class A Common Stock for a total cost of $2.4 million. As of February 17, 2012, the Company has repurchased a cumulative total of approximately 10.6 million shares of its Class A Common Stock for an aggregate purchase price of $254.3 million. The Company has approximately $20.7 million remaining on the $275 million share buyback expenditure limit set by the Board of Directors.

The Company expects that its cash balances as of December 31, 2011 of $49.5 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

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

Revenue Recognition

Net revenue includes product sales, less the distributor promotional discount allowance, the stale beer accrual and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions exist: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. For further discussion, see Footnote B — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

Stale Beer Accrual

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. The Company credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns activities, which is applied to an estimated lag time for receipt of product, and the Company’s knowledge of specific return transactions. The actual stale beer expense incurred by the Company could differ from the estimated accrual. For further discussion, see Footnote B — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation — Stock Compensation. Various option-pricing models are used to calculate the fair value of options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate and expected exercise behavior.

In addition, an estimated pre-vesting forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized on the consolidated statements of income. For further discussion, see Footnote B — Summary of Significant Accounting Policies and Footnote L — Common Stock and Share-Based Compensation in the Notes to the Consolidated Financial Statements.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns. For further discussion, see Footnote B — Summary of Significant Accounting Policies and Footnote H — Income Taxes in the Notes to the Consolidated Financial Statements.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer category and have acquired interests in craft beers or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from a couple of years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 400 distributors nationwide and the Company’s sales force of approximately 300 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

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

During 2011, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 31, 2011, which are denominated in Euros, British Pounds Sterling and U.S. Dollars, was $33.6 million. The Company has no forward exchange contracts in place as of December 31, 2011 and currently intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

The Company’s accounting policy for hop inventory and purchase commitments is to recognize a loss by establishing a reserve for aged hops and to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewing department. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

Contractual Obligations

The following table presents contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
	(In thousands)
Advertising commitments	$15,785	$15,781	$4	$—	$—
Hops purchase commitments	33,570	17,096	14,774	1,700	—
Barley purchase commitments	9,205	9,205	—	—	—
Operating leases	5,269	1,122	2,241	1,839	67
Other	4,740	4,446	294	—	—

Total contractual obligations	$68,569	$47,650	$17,313	$3,539	$67

The Company’s outstanding purchase commitments related to advertising contracts of approximately $15.8 million at December 31, 2011 reflect amounts that are non-cancelable.

As discussed above, the Company has entered into contracts for the supply of a portion of its hops requirements, which extend through crop year 2015 and specify both the quantities and prices to which the Company is committed. Amounts included in the above table are in United States dollars using the exchange rates as of December 31, 2011. Payments made during 2011 to purchase hops under contracts amounted to $13.4 million.

Currently, the Company has entered into contracts for barley with one major supplier. The contracts include crop years 2011 and cover a portion of the Company’s barley requirements for 2012. Barley purchase commitments outstanding at December 31, 2011 totaled $9.2 million.

For the fiscal year ended December 31, 2011, the Company brewed virtually all of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, but the fees are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 31, 2011, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

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

In August 2010, the Company entered into an Alternating Proprietorship Agreement (the “agreement”) with Diageo Americas Supply, Inc. (“Diageo Americas”) that sets forth the regulatory structure of any future production by the Company for Diageo Americas, which agreement will expire in July 2012. Neither party undertook any production obligations under the agreement and any subsequent production will be on such mutually satisfactory terms, including price, as may be agreed upon by the parties in their discretion at that time. The Company does not expect any production under the agreement to be material to the Company’s operations.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU No. 2011-05”), Comprehensive Income (Topic 220). ASU No. 2011-05 gives entities two options to present other comprehensive income. A statement of other comprehensive income can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively, entities can have a statement of other comprehensive income separate from a net income statement, but the two statements will have to appear consecutively within a financial report. Under previous guidance, the statement of other comprehensive income was typically disclosed near the statement of stockholders’ equity. For public entities, the amendments are effective for annual and interim periods beginning after December 15, 2011 and are applied retrospectively. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. Previous guidance under Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other, required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. ASU No. 2011-08 does not require an entity to calculate the fair value of a reporting unit, step one of the impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU No. 2011-09 requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For public entities, the new disclosures are effective for fiscal years ending after December 15, 2011. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose certain information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments in this Update for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 31, 2011.

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

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 31, 2011) or (ii) the applicable LIBOR rate (0.28% at December 31, 2011) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 31, 2011, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $3.1 million as of December 31, 2011.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 31, 2011 and December 25, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young, LLP

Boston, Massachusetts

February 22, 2012

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 25, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$49,450	$48,969
Accounts receivable, net of allowance for doubtful accounts of $66 and $121 as of December 31, 2011 and December 25, 2010, respectively	23,233	20,017
Inventories	34,072	26,614
Prepaid expenses and other assets	14,605	12,756
Deferred income taxes	4,363	3,648

Total current assets	125,723	112,004
Property, plant and equipment, net	143,586	142,889
Other assets	1,802	2,260
Goodwill	1,377	1,377

Total assets	$272,488	$258,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,806	$19,423
Accrued expenses and other current liabilities	48,243	52,776

Total current liabilities	67,049	72,199
Deferred income taxes	17,349	17,087
Other liabilities	3,345	3,656

Total liabilities	87,743	92,942
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,714,931 and 9,288,015 shares issued and outstanding as of December 31, 2011 and December 25, 2010, respectively	87	93
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	138,336	122,016
Accumulated other comprehensive loss, net of tax	(838)	(438)
Retained earnings	47,119	43,876

Total stockholders’ equity	184,745	165,588

Total liabilities and stockholders’ equity	$272,488	$258,530

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	December 31, 2011 (53 weeks)	December 25, 2010	December 26, 2009
Revenue	$558,282	$505,870	$453,446
Less excise taxes	45,282	42,072	38,393

Net revenue	513,000	463,798	415,053
Cost of goods sold	228,433	207,471	201,235

Gross profit	284,567	256,327	213,818
Operating expenses:
Advertising, promotional and selling expenses	157,261	135,737	121,560
General and administrative expenses	43,485	39,112	36,938
Impairment of long-lived assets	666	300	1,049
Settlement proceeds	(20,500)	—	—

Total operating expenses	180,912	175,149	159,547

Operating income	103,655	81,178	54,271
Other (expense) income, net:
Interest income	54	79	112
Other (expense) income, net	(209)	(149)	(16)

Total other (expense) income, net	(155)	(70)	96

Income before provision for income taxes	103,500	81,108	54,367
Provision for income taxes	37,441	30,966	23,249

Net income	$66,059	$50,142	$31,118

Net income per common share — basic	$5.08	$3.67	$2.21

Net income per common share — diluted	$4.81	$3.52	$2.17

Weighted-average number of common shares — basic	13,012	13,660	14,059

Weighted-average number of common shares — diluted	13,741	14,228	14,356

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, December 25, 2010 and December 26, 2009

(In thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balance at December 27, 2008	10,068	101	4,107	41	102,653	(431)	37,664	140,028
Net income							31,118	31,118	$31,118
Stock options exercised, including tax benefit of $1,705	207	2			4,509			4,511
Net issuance of investment shares and restricted stock awards, net of tax deficit of $65	77	—			400			400
Stock-based compensation expense					4,106			4,106
Repurchase of Class A Common Stock	(209)	(2)					(7,078)	(7,080)
Defined benefit plans liability adjustment, net of tax of $50						72		72	72

Total fiscal 2009 comprehensive income									$31,190

Balance at December 26, 2009	10,143	101	4,107	41	111,668	(359)	61,704	173,155
Net income							50,142	50,142	$50,142
Stock options exercised, including tax benefit of $2,737	197	2			6,396			6,398
Net issuance of investment shares and restricted stock awards, including tax benefit of $277	50	1			828			829
Stock-based compensation expense					3,124			3,124
Repurchase of Class A Common Stock	(1,102)	(11)					(67,970)	(67,981)
Defined benefit plans liability adjustment, net of tax of $48						(79)		(79)	(79)

Total fiscal 2010 comprehensive income									$50,063

Balance at December 25, 2010	9,288	93	4,107	41	122,016	(438)	43,876	165,588
Net income							66,059	66,059	$66,059
Stock options exercised, including tax benefit of $4,003	165	2			8,108			8,110
Net issuance of investment shares and restricted stock awards, including tax benefit of $1,343	22	—			2,034			2,034
Stock-based compensation expense					6,178			6,178
Repurchase of Class A Common Stock	(760)	(8)					(62,816)	(62,824)
Defined benefit plans liability adjustment, net of tax of $207						(400)		(400)	(400)

Total fiscal 2011 comprehensive income									$65,659

Balance at December 31, 2011	8,715	$87	4,107	$41	$138,336	$(838)	$47,119	$184,745

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2011 (53 weeks)	December 25, 2010	December 26, 2009
Cash flows provided by operating activities:
Net income	$66,059	$50,142	$31,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,792	17,427	16,919
Impairment of long-lived assets	666	300	1,049
Loss on disposal of property, plant and equipment	118	64	25
Bad debt (recovery) expense	(55)	(15)	24
Stock-based compensation expense	6,178	3,124	4,106
Excess tax benefit from stock-based compensation arrangements	(5,346)	(3,014)	(1,640)
Deferred income taxes	(453)	4,425	2,131
Changes in operating assets and liabilities:
Accounts receivable	(3,161)	(2,146)	177
Inventories	(7,458)	(1,056)	(2,850)
Prepaid expenses and other assets	(2,146)	(3,950)	6,483
Accounts payable	(617)	(5,832)	5,052
Accrued expenses and other current liabilities	894	7,340	3,398
Other liabilities	(711)	1,021	(427)

Net cash provided by operating activities	72,760	67,830	65,565

Cash flows used in investing activities:
Purchases of property, plant and equipment	(19,599)	(13,608)	(16,997)
Proceeds from disposal of property, plant and equipment	—	20	8

Net cash used in investing activities	(19,599)	(13,588)	(16,989)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(62,824)	(67,981)	(7,080)
Proceeds from exercise of stock options	4,107	3,661	2,806
Excess tax benefit from stock-based compensation arrangements	5,346	3,014	1,640
Net proceeds from sale of investment shares	691	552	465

Net cash used in financing activities	(52,680)	(60,754)	(2,169)

Change in cash and cash equivalents	481	(6,512)	46,407
Cash and cash equivalents at beginning of year	48,969	55,481	9,074

Cash equivalents at end of year	$49,450	$48,969	$55,481

Supplemental disclosure of cash flow information:
Income taxes paid	$40,556	$24,769	$18,193

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

A.    Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company”.

B.    Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal period of 2011 consists of fifty-three weeks and the fiscal periods 2010 and 2009 consist of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of a single operating segment that produces and sells alcohol beverages. The Company’s brands, which include Samuel Adams®, Sam Adams Light®, Twisted Tea®, Angry Orchard, and HardCore®, are predominantly malt beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. The Company’s products are manufactured using similar production processes and have comparable alcohol content and constitute a single group of similar products.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2011 and December 25, 2010 included cash on-hand and money market instruments that are highly liquid investments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2011 and December 25, 2010 are adequate, but actual write-offs could exceed the recorded allowance.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 31, 2011, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to independent beer distributors across the United States and Canada. Sales to non-Canadian foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 31, 2011 and December 25, 2010 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2011, 2010 and 2009.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 31, 2011 and December 25, 2010. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

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

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments in the fiscal years 2011, 2010 and 2009.

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

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each wholesaler and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. In 2010, the Company began estimating the physical count of kegs and pallets held by certain of its larger wholesalers and the forfeited deposits attributable to lost kegs and pallets. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 31, 2011, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.9 million, $4.6 million and $4.6 million, respectively. For the year ended December 25, 2010, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $2.1 million, $6.7 million and $6.7 million, respectively. As of December 31, 2011 and December 25, 2010, the Company’s balance sheet includes $12.6 million and $13.2 million, respectively, in refundable deposits on kegs and pallets and $10.8 million and $11.4 million, respectively, in keg equipment, net of accumulated depreciation.

Goodwill

Goodwill represents the excess of the purchase price of the Company-owned brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) over the fair value of the net assets acquired upon the completion of the acquisition in November 2000 and relates to the Company’s single operating unit. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its single reporting unit at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 31, 2011 and December 25, 2010.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 31, 2011.

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

Distributor Promotional Discount Allowance

The Company enters into promotional discount programs with its various distributors for certain periods of time. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the reported amounts of related assets at the date of the financial statements and the reported amounts of revenue during the reporting period. Actual promotional discounts owed and paid could differ from the estimated allowance.

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

Revenue Recognition

Net revenue includes product sales, less the distributor promotional discount allowance, the stale beer accrual and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions exist: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2011, the Company has deferred $1.7 million in revenue related to product shipped prior to December 31, 2011. This amount is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. As December 25, 2010, no revenue deferral was necessary for shipments prior to that date as all conditions for revenue recognition were met.

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

The Company recorded $5.1 million in revenue under the Packaging Services Agreement during fiscal 2009.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $31.1 million, $24.1 million and $22.8 million in fiscal years 2011, 2010 and 2009, respectively.

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

The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and marketing activities used in the promotion of the Company's products. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The Company has sales incentive arrangements with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to, the following: point-of-sale merchandise placement, product displays and promotional programs at retail locations. The costs incurred for these sales incentive arrangements and advertising and promotional programs are included in advertising, promotional and selling expenses during the period in which they are incurred. Total advertising and sales promotional expenditures of $73.4 million, $66.1 million and $59.1 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2011, 2010 and 2009, respectively. Of these amounts, $9.9 million, $9.0 million and $7.1 million related to sales incentives, samples and other promotional discounts and $31.9 million, $30.5 million and $29.5 million related to advertising costs for fiscal years 2011, 2010 and 2009, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures.

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

Environmental Matters

In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, the Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined on an undiscounted basis.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU No. 2011-05”), Comprehensive Income (Topic 220). ASU No. 2011-05 gives entities two options to present other comprehensive income. A statement of other comprehensive income can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively, entities can have a statement of other comprehensive income separate from a net income statement, but the two statements will have to appear consecutively within a financial report. Under previous guidance, the statement of other comprehensive income was typically disclosed near the statement of stockholders’ equity. For public entities, the amendments are effective for annual and interim periods beginning after December 15, 2011 and are applied retrospectively. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. Previous guidance under ASC Topic 350, Intangibles — Goodwill and Other, required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. ASU No. 2011-08 does not require an entity to calculate the fair value of a reporting unit, step one of the impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU No. 2011-09 requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For public entities, the new disclosures are effective for fiscal years ending after December 15, 2011. The adoption of this statement did not have a material impact on the Company’s financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose certain information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments in this Update for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

C.    Inventories

Inventories consisted of the following:

	December 31, 2011	December 25, 2010
	(In thousands)
Raw materials	$21,191	$15,986
Work in process	6,670	5,048
Finished goods	6,211	5,580

	$34,072	$26,614

D.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31, 2011	December 25, 2010
	(In thousands)
Income taxes receivable	$7,762	$5,626
Prepaid expenses	3,866	3,304
Grant receivable – environmental remediation (see Note I)	2,589	2,589
Other assets	388	1,237

	$14,605	$12,756

E.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2011	December 25, 2010
	(In thousands)
Machinery and plant equipment	$137,357	$123,932
Kegs	43,737	43,706
Land	24,249	24,463
Building and building improvements	25,220	25,645
Office equipment and furniture	11,047	12,367
Leasehold improvements	3,717	3,899

	245,327	234,012
Less accumulated depreciation	101,741	91,123

	$143,586	$142,889

The Company recorded depreciation expense related to these assets of $18.5 million, $17.3 million and $16.8 million in fiscal years 2011, 2010 and 2009, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-lived Assets

During 2011, 2010, and 2009 the Company incurred $0.7 million, $0.3 million, and $1.0 million in impairment charges, respectively, based upon its review of the carrying values of its property, plant and equipment, primarily reflecting the effect of the general decline in economic conditions on the value of certain land owned by the Company.

F.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2011	December 25, 2010
	(In thousands)
Accrued deposits	$13,867	$14,543
Employee wages, benefits and reimbursements	9,638	8,577
Advertising, promotional and selling expenses	6,788	6,868
Income taxes (see Note H)	3,810	10,792
Environmental remediation costs (see Note I)	2,589	2,589
Deferred revenue	2,316	722
Accrued excise taxes	1,721	3,116
Other accrued liabilities	7,514	5,569

	$48,243	$52,776

G.    Long-term Debt and Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2015. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 31, 2011) or (ii) the applicable LIBOR rate (0.28% at December 31, 2011) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 31, 2011 and December 25, 2010. There were no borrowings outstanding under the credit facility as of December 31, 2011 and December 25, 2010.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.    Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

	2011 (53 weeks)	2010	2009
	(In thousands)
Current:
Federal	$31,845	$20,989	$16,336
State	5,809	5,505	4,832

Total current	37,654	26,494	21,168
Deferred:
Federal	(47)	3,938	1,871
State	(166)	534	210

Total deferred	(213)	4,472	2,081

Total income tax provision	$37,441	$30,966	$23,249

The Company’s reconciliations to statutory rates are as follows:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	4.0	3.6
Deduction relating to U.S. production activities	(3.0)	(2.9)	(1.9)
Change in income tax contingencies	0.6	1.1	2.1
State audit settlement	(2.0)	—	—
Other	1.5	1.0	4.0

	36.2%	38.2%	42.8%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31, 2011	December 25, 2010
	(In thousands)
Deferred tax assets:
Accrued expenses	$2,424	$2,451
Stock-based compensation expense	6,059	4,573
Inventory	2,099	1,477
Other	2,340	2,105

Total deferred tax assets	12,922	10,606
Valuation allowance	(545)	(311)

Total deferred tax assets net of valuation allowance	12,377	10,295
Deferred tax liabilities:
Property, plant and equipment	(24,068)	(22,484)
Prepaid expenses	(907)	(900)
Goodwill	(388)	(350)

Total deferred tax liabilities	(25,363)	(23,734)

Net deferred tax liabilities	$(12,986)	$(13,439)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.4 million, $0.7 million and $0.5 million for fiscal years 2011, 2010 and 2009, respectively. Accrued interest and penalties amounted to $1.0 million and $3.7 million at December 31, 2011 and December 25, 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(In thousands)
Balance at beginning of year	$7,129	$6,633
Increases related to current year tax positions	175	200
(Decrease)/Increase related to prior year tax positions	(1,808)	656
Decreases related to settlements	(3,561)	(360)
Decreases related to lapse of statute of limitations	—	—

Balance at end of year	$1,935	$7,129

Included in the balance of unrecognized tax benefits at December 31, 2011 and December 25, 2010 are potential net benefits of $1.6 million and $4.9 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

In August 2008, the Massachusetts Department of Revenue (the “MA DOR”) commenced an examination of the Company’s 2004, 2005 and 2006 corporate income tax returns. In addition, in October 2009, the MA DOR expanded the original examination to include the 2007 and 2008 corporate income tax returns. In October 2011, the Company settled the 2004 to 2008 MA DOR examinations. The settlement resulted in a benefit to its fourth quarter provision for income taxes of $2.1 million. The Company is also being audited by three other states as of December 31, 2011.

The Company was audited by other states and settled various issues that resulted in no change in unrecognized tax benefits in 2009 and a decrease of $0.4 million in unrecognized tax benefits in 2010 and no change in unrecognized tax benefits in 2011.

In September 2011, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2007 and 2008 amended consolidated corporate income tax return and the related loss carry back claim to 2006. In addition, in October 2011, the IRS expanded the original examination to include the 2009 corporate income tax return. The examination was in progress as of December 31, 2011.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2012 if there is a completion of certain state income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.    Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $15.8 million at December 31, 2011, all of which are expected to be incurred in fiscal 2012. The Company had various other non-cancelable purchase commitments at December 31, 2011, which amounted to $4.7million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at December 31, 2011 totaled $33.6 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. As of December 31, 2011, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

(In thousands)
2012	$17,096
2013	10,685
2014	4,089
2015	1,700
2016	—

$33,570

Currently, the Company has entered into contracts for barley with one major supplier. The contracts include crop years 2011 and cover a portion of the Company’s barley requirements for 2012. Barley purchase commitments outstanding at December 31, 2011 totaled $9.2 million.

For the fiscal year ended December 31, 2011, the Company brewed most all of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 31, 2011, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company has various operating lease agreements in place for facilities and equipment as of December 31, 2011. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2019. Aggregate rent expense was $1.4 million, $1.3 million and $1.4 million in fiscal years 2011, 2010 and 2009, respectively.

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)
2012	$1,122
2013	1,116
2014	1,125
2015	918
2016	921
Thereafter	67

$5,269

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

Litigation

In May 2011, the Company and its former glass bottle supplier entered into an agreement to settle all claims regarding the recall implemented by the Company in 2008 pursuant to which the Company received payment of $20.5 million and all parties released each other of any claims as they relate to this matter.

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

Environmental Matters

During the second quarter of 2010, the Company entered into an agreement with the City of Cincinnati (the “City”) to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the City which is adjacent to Company-owned land at the Cincinnati Brewery (the “Property”). In the third quarter of 2010, the City was awarded a Clean Ohio Revitalization Fund grant (“CORF Grant”) for the Property and will use these funds to complete the purchase of the Property and will provide funds to the Company to remediate the contaminated land and demolish certain other buildings on adjacent parcels. The Company paid approximately $0.3 million to the City for an option to purchase the Property after it has been fully remediated to enable potential future expansion at the Cincinnati Brewery, which is included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these agreements, the Company recorded a current liability and an equal and offsetting other asset of approximately $2.6 million for the estimated total cleanup costs for which it is responsible under the remediation plan and the related CORF Grant, respectively. Under the terms of the agreement, the Company would not be reimbursed by the City for any remediation cost above the currently estimated cleanup cost of approximately $2.6 million.

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

J.    Fair Value Measurements

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s reserves and excise tax credit due upon the destruction of the returned beer and related activities for the 2008 product recall (in thousands):

	Reserves at December 25, 2010	Changes in Estimates	Reserves Used	Reserves at December 31, 2011
Excise tax credit	$(158)	$(348)	$264	$(242)
Recall-related costs	255	105	(306)	54
Inventory reserves	2,796	7	(2,736)	67

	$2,893	$(236)	$(2,778)	$(121)

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

L.    Common Stock and Share-Based Compensation

Class A Common Stock

The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) certain future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) certain alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company's assets.

Class B Common Stock

The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company's Board of Directors and (2) approve all (a) amendments to the Company's Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company's assets, and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2011, 2010 and 2009, the Company granted options to purchase 228,200, 65,100 and 249,500 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the 2011 option grants, 13,200 shares relate to performance-based option grants and 215,000 shares relate to service-based options. All 2010 and 2009 option grants are performance-based options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

On January 1, 2012, the Company granted options to purchase an aggregate of 18,600 shares of the Company’s Class A Common Stock with a weighted average fair value of $47.55 per share, of which 7,500 shares represented a special long-term retention stock option to a key employee. The special long-term retention stock option is service-based with 60% of the shares vesting on January 1, 2017 and the remaining shares vesting annually in equal tranches over the following four years.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2011, 2010 and 2009, the Company granted 17,687, 33,617 and 51,884 shares, respectively, of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2011, 2010 and 2009, employees elected to purchase an aggregate of 12,985, 20,392 and 29,330 investment shares, respectively.

On January 1, 2012, the Company granted 15,366 shares of restricted stock awards to certain senior managers and key employees and employees elected to purchase 13,276 shares under the investment share program.

The Company has reserved 6.0 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.9 million shares were available for grant as of December 31, 2011. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. In each of the fiscal years 2011, 2010 and 2009, the Company granted options to purchase an aggregate of 30,000 shares of the Company’s Class A Common Stock to non-employee directors.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reserved 550,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 142,500 shares were available for grant as of December 31, 2011. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 25, 2010	1,818,684	$33.16
Granted	258,200	92.11
Forfeited	(3,720)	66.43
Expired	—	—
Exercised	(164,500)	24.97

Outstanding at December 31, 2011	1,908,664	$41.78	6.09	$127,467

Exercisable at December 31, 2011	545,620	$29.53	4.42	$43,119

Vested and expected to vest at December 31, 2011	1,714,265	$41.71	5.98	$114,604

Of the total options outstanding at December 31, 2011, 479,620 shares were performance-based options.

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.8 million related to this option in the fiscal year 2011 and $0.7 million in the fiscal years 2010 and 2009.

In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer that cliff-vest after completion of a six-year service period. Under the binomial option-pricing model, the weighted average fair value of the option is $19.39 per share, and the Company recorded stock-based compensation expense of $0.5 million related to this stock option in each of the fiscal years 2011, 2010 and 2009.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on information available prior to the issuance of the Company’s financial statements for the fiscal year ended December 26, 2009, the Compensation Committee of the Company’s Board of Directors concluded that it was probable that the performance criteria under the option to purchase 120,000 shares granted to the Chief Executive Officer in 2005 would be met. The Company accordingly recorded related compensation expense of approximately $0.9 million in the fourth quarter of 2009. In late April 2010, the Compensation Committee, based upon updated information available through April 23, 2010, concluded that one of the three applicable performance criteria had not been met. As a result, the option with respect to these 120,000 shares lapsed and, in the first quarter of 2010, the Company reversed, as a change in estimate, the related compensation expense of approximately $0.9 million, or $0.04 per dilutive share, for the twelve months ended December 25, 2010.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income:

	2011 (53 weeks)	2010		2009
	(In thousands)
Amounts included in advertising, promotional and selling expenses	$2,236	$1,116		$1,010
Amounts included in general and administrative expenses	3,942	2,008	*	3,096

Total stock-based compensation expense	$6,178	$3,124		$4,106

Amounts related to performance-based stock options included in total stock-based compensation expense	$973	$(193	)*	$1,245

*	Net of a reversal of approximately $872,000 of expense related to a performance-based option to purchase 120,000 shares granted to the Chief Executive Officer in 2005.

For stock options granted prior to the adoption of ASC 718 on January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. As permitted by ASC 718, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options granted on or after January 1, 2006. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2011, 2010 and 2009 was $43.07, $21.96 and $10.32 per share, respectively, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2011	2010	2009
	(Binomial Model)	(Binomial Model)	(Binomial Model)
Expected volatility	34.6%	34.3%	34.3%
Risk-free interest rate	3.30%	3.65%	3.00%
Expected dividends	0%	0%	0%
Exercise factor	2.2 times	2.0 times	1.7 times
Discount for post-vesting restrictions	1.1%	1.7%	5.4%

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

The total fair value of options vested during 2011, 2010 and 2009 was $1.8 million, $1.4 million and $1.1 million, respectively. The aggregate intrinsic value of stock options exercised during 2011, 2010 and 2009 was $11.6 million, $8.5 million and $5.1 million, respectively.

Based on equity awards outstanding as of December 31, 2011, there were $14.7 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.9 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 31, 2011 that are expected to vest (in thousands):

2012	$4,000
2013	3,364
2014	2,728
2015	2,298
2016	808
Thereafter	1,513

Total	$14,711

In addition, as of December 31, 2011, there were $0.8 million of unrecognized compensation costs associated with various stock options with vesting requirements based on the achievement of various performance targets. Through December 31, 2011, no compensation expense was recognized for these performance-based stock options, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 25, 2010	173,226	$28.36
Granted	30,672	70.20
Vested	(54,288)	27.19
Forfeited	(8,219)	39.18

Non-vested at December 31, 2011	141,391	$37.25

Stock Repurchase Program

On July 26, 2011, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $225.0 million to $250.0 million. On October 27, 2011, the Board of Directors further increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, for a new limit of $275.0 million.

As of December 31, 2011, the Company has repurchased a cumulative total of approximately 10.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $251.9 million as follows:

	Number of Shares	Aggregate Purchase Price
		(In thousands)
Repurchased at December 27, 2008	8,460,949	$114,011
2009 repurchases	208,846	7,080

Repurchased at December 26, 2009	8,669,795	121,091
2010 repurchases	1,101,708	67,981

Repurchased at December 25, 2010	9,771,503	189,072
2011 repurchases	760,036	62,824

Repurchased at December 31, 2011	10,531,539	$251,896

M.    Employee Retirement Plans and Post-Retirement Benefit Plan

The Company has two retirement plans covering substantially all non-union employees, four retirement plans covering substantially all union employees, and one post-retirement medical plan covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by either Boston Beer Corporation, Samuel Adams Brewery Company, Ltd, or Alchemy & Science Brewing Collaborative LLC. All non-union employees of these entities over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution. A

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $1.3 million, $1.1 million and $1.0 million in fiscal years 2011, 2010 and 2009, respectively. The Company is responsible for the payment of any fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

The Samuel Adams Pennsylvania Brewery Company 401(k) Plan (the “SAPB 401(k) Plan”), which was established in 2008, covers a majority of the Company’s employees who are employed by Samuel Adams Pennsylvania Brewery Company (“SAPB”). All employees of SAPB over the age of 21 are eligible to participate in the plan thirty days after commencing employment. Participants in the SAPB 401(k) Plan may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. Under the SAPB 401(k) Plan, participants receive a Company match equal to 100% of the first 1% of their eligible compensation and 50% of the next 5% of their eligible compensation that is contributed to the plan. Pursuant to the terms of the Contract of Sale with Diageo, the Company recognized all service of those Diageo employees who were subsequently hired by the Company for eligibility and vesting. The Company’s contribution to the SAPB 401(k) Plan amounted to $0.5 million, $0.4 million and $0.3 million in fiscal years 2011, 2010 and 2009, respectively. The Company is responsible for the payment of any fees related to the management of the SAPB 401(k) Plan. Such fees are not material to the Company.

Union Plans

The Company has one Company-sponsored defined contribution plan, three defined benefit plans and one post-retirement medical plan, which combined cover substantially all union employees who are employed by Samuel Adams Brewery Company, Ltd. The defined benefit plans include two union-sponsored collectively bargained multi-employer pension plans and a Company-sponsored defined benefit pension plan.

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

The union-sponsored benefit plans are two multi-employer pension plans administrated by organized labor unions. The Company’s share of the unfunded benefit obligations, employer contributions and benefit costs are not significant individually or in the aggregate to these plans and to the Company’s financial statements. The Company made aggregate contributions to the two multi-employer plans of $43,000, $35,000 and $33,000 in 2011, 2010 and 2009, respectively. Effective January 1, 2012, the Company has withdrawn from one of the multi-employer retirement plans under an agreement whereby the Company will no longer contribute to or participate in that plan. The Company recorded an estimated withdrawal liability of $140,000 which is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011.

The Company-sponsored defined benefit pension plan, The Local Union #1199 Defined Benefit Pension Plan (the “Local 1199 Plan”), was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $542,000, $105,000 and $99,000 to this plan in fiscal 2011, 2010 and 2009, respectively. At December 31, 2011 and December 25, 2010, the unfunded projected pension benefits were not material to the Company’s financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A comprehensive medical plan is offered to union employees who have voluntarily retired at the age of 65 or have become permanently disabled. Employees must have worked for the Company or the prior owners for at least 20 years at the Company’s Cincinnati Brewery, been enrolled in the Company’s medical insurance plan for 5 consecutive years prior to retirement and be eligible for Medicare benefits under the Social Security Act. Eligible retirees pay 100% of the cost of the coverage. In addition, the Company provides a supplement to eligible retirees from the Local Union #1199 and the local Union #20 to assist them with the cost of Medicare gap coverage. The accumulated post-retirement benefit obligation was determined using a discount rate of 4.5% at December 31, 2011, 5.5% at December 31, 2010 and 6.0% at December 31, 2009, and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits would not be significant.

The funded status of the Company’s principal defined benefit pension plan and post-retirement medical benefit plan are as follows:

	Pension Benefit Plan		Retiree Medical Plan
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(In thousands)
Fair value of plan assets at end of fiscal year	$1,710	$1,306	$—	$—
Benefit obligation at end of fiscal year	2,598	2,018	482	384

Unfunded Status	$(888)	$(712)	$(482)	$(384)

The Local 1199 Plan invests in a family of funds that are designed to minimize excessive short-term risk and focus on consistent, competitive long-term performance, consistent with the funds’ investment objectives. The fund-specific objectives vary and include maximizing long-term returns both before and after taxes, maximizing total return from capital appreciation plus income and funds that invest in common stock of companies that cover a broad range of industries. The fair value of the plan assets was determined by reference to period end quoted market prices.

The basis of the long-term rate of return assumption of 7% reflects the Local 1199 Plan’s current targeted asset mix of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the targeted ratios of debt securities and equity securities. Additional consideration is given to the plan’s historical returns as well as future long-range projections of investment returns for each asset category. The assumed discount rate in estimating the pension obligation was 4.5% in 2011 and 5.5% in both 2010 and 2009.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 31, 2011	December 25, 2010
Equity securities	66%	62%
Debt securities	34	38

Total	100%	100%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.    Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	2011 (53 weeks)	2010	2009
	(In thousands, except per share data)
Net income	$66,059	$50,142	$31,118

Weighted average shares of Class A Common Stock	8,905	9,553	9,952
Weighted average shares of Class B Common Stock	4,107	4,107	4,107

Shares used in net income per common share — basic	13,012	13,660	14,059
Effect of dilutive securities:
Stock options	678	514	275
Non-vested investment shares and restricted stock	51	54	22

Dilutive potential common shares	729	568	297

Shares used in net income per common share — diluted	13,741	14,228	14,356

Net income per common share — basic	$5.08	$3.67	$2.21

Net income per common share — diluted	$4.81	$3.52	$2.17

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $5.08, $3.67 and $2.21 for the fiscal years 2011, 2010 and 2009, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Options to purchase 213,000, 17,600 and 1,129,000 shares of Class A Common Stock were outstanding during fiscal 2011, 2010 and 2009, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 65,000, 100,000 and 229,700 shares of Class A Common Stock were outstanding during fiscal 2011, 2010 and 2009, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of December 31, 2011, December 25, 2010 and December 26, 2009, respectively. Furthermore, performance-based stock options to purchase 219,700 and 125,500 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the twelve months ended December 25, 2010 and December 29, 2009, respectively.

O.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs.

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

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2011	$121	$(55)	$—	$66
2010	199	(15)	(63)	121
2009	255	24	(80)	199

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2011	$2,012	$18,831	$(18,737)	$2,106
2010	1,784	18,762	(18,534)	2,012
2009	1,102	16,319	(15,637)	1,784

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2011	$3,615	$2,569	$(4,411)	$1,773
2010	3,686	877	(948)	3,615
2009	3,378	3,069	(2,761)	3,686

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2011	$1,287	$3,375	$(2,643)	$2,019
2010	2,464	1,758	(2,935)	1,287
2009	1,469	3,521	(2,526)	2,464

Q.    Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 31, 2011, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements except for options and awards granted in January 2012 as disclosed in Note L and the following:

On January 4, 2012, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company (“Angel City”) for approximately $1.8 million. In connection with the acquisition, A&S entered into a personal services agreement with Angel City’s founder, pursuant to which he will advise A&S, if requested, on Angel City matters for a period of two years. Also in connection with the acquisition, A&S entered into a lease for the Angel City brewery premises located in Los Angeles, California,

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from which it intends to brew, distribute and sell for on and off premise consumption beers under the Angel City brand name. Total minimum payments under the personal services agreement and the lease total approximately $2.1 million through December 31, 2017.

R.    Quarterly Results (Unaudited)

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

	For Quarters Ended (In thousands, except per share data)
	December 31, 2011(3)	September 24, 2011	June 25, 2011(2)	March 26, 2011	December 25, 2010 (1)	September 25, 2010	June 26, 2010	March 27, 2010
	(14 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Barrels sold	673	658	651	502	567	616	632	457
Net revenue	$142,054	$134,813	$133,957	$102,176	$115,738	$124,467	$129,563	$94,030

Gross profit	80,089	76,031	76,073	52,374	66,370	69,791	72,272	47,894

Operating income	25,730	26,413	44,923	6,589	18,876	25,364	26,634	10,304

Net income	$17,785	$16,296	$28,019	$3,959	$12,166	$15,446	$16,270	$6,260

Net income per share — basic	$1.41	$1.26	$2.12	$0.30	$0.92	$1.14	$1.18	$0.45

Net income per share — diluted	$1.33	$1.19	$2.01	$0.28	$0.87	$1.09	$1.13	$0.44

(1)	During the fourth quarter of 2010, the Company recorded a $2.1 million decrease in its liability for refundable deposits for lost kegs and pallets.

(2)	During the second quarter of 2011, the Company entered into a settlement agreement with its former glass supplier. The Company received a cash payment of $20.5 million which was recorded as an offset to operating expenses.

(3)	During the fourth quarter of 2011, the Company recorded a $2.1 million decrease in its tax liabilities as a result of a state tax audit settlement and a $1.5 million decrease in its liability for refundable deposits for lost kegs and pallets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, the Company believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited The Boston Beer Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Boston Beer Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young, LLP

Boston, Massachusetts

February 22, 2012

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

In December 2002, the Board of Directors of the Company adopted a (i) Code of Business Conduct and Ethics that applies to its Chief Executive Officer and its Chief Financial Officer, and (ii) Corporate Governance Guidelines. The Code of Business Conduct and Ethics was amended effective August 1, 2007 to provide for a third-party whistleblower hotline. These, as well as the charters of each of the Board Committees, are posted on the Company’s website, www.bostonbeer.com, and are available in print to any shareholder who requests them. Such requests should be directed to the Investor Relations Department, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, MA 02210. The Company intends to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s Chief Executive Officer or Chief Financial Officer and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on the Company’s website.

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting to be held on May 23, 2012.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting to be held on May 23, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting to be held on May 23, 2012.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,908,664	$41.78	1,057,217
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,908,644	$41.78	1,057,217

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting to be held on May 23, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting to be held on May 23, 2012.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title
3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).
3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).
10.1	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).
10.2	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).
10.3	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).
10.4	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).
10.5	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).
10.6	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
+10.7	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).
+10.8	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10.9	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
+10.10	Alternation Agreement between Boston Beer Corporation and Miller Brewing Company dated October 23, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).
+10.11	Glass Bottle Supply Agreement between Boston Beer Corporation and Anchor Glass Container Corporation dated November 2, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).

Exhibit No.	Title
+10.12	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).
10.13	Form of Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).
10.14	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).
10.15	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007 and October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009).
10.16	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009).
*11.1	The information required by exhibit 11 has been included in Note N of the notes to the consolidated financial statements.
*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 31, 2011.
*23.1	Consent of independent registered public accounting firm.
*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February 2012.

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