Form 10-Q
period 2012-03-31
BOSTON BEER CO INC
filed 2012-05-02
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2012:

Class A Common Stock, $.01 par value	8,784,713
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

QUARTERLY REPORT

MARCH 31, 2012

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. Item 1. FINANCIAL INFORMATION

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,161	$49,450
Accounts receivable, net of allowance for doubtful accounts of $90 and $66 as of March 31, 2012 and December 31, 2011, respectively	24,801	23,233
Inventories	38,130	34,072
Prepaid expenses and other assets	14,568	14,605
Deferred income taxes	4,363	4,363

Total current assets	120,023	125,723
Property, plant and equipment, net	152,708	143,586
Other assets	2,263	1,802
Goodwill	2,540	1,377

Total assets	$277,534	$272,488

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,497	$18,806
Accrued expenses and other current liabilities	38,844	48,243

Total current liabilities	61,341	67,049
Deferred income taxes	17,349	17,349
Other liabilities	3,268	3,345

Total liabilities	81,958	87,743
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,790,856 and 8,714,931 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	88	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	145,404	138,336
Accumulated other comprehensive loss, net of tax	(838)	(838)
Retained earnings	50,881	47,119

Total stockholders’ equity	195,576	184,745

Total liabilities and stockholders’ equity	$277,534	$272,488

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 31, 2012	March 26, 2011

Revenue	$122,902	$111,409
Less excise taxes	9,631	9,233

Net revenue	113,271	102,176
Cost of goods sold	51,462	49,802

Gross profit	61,809	52,374
Operating expenses:
Advertising, promotional and selling expenses	38,455	35,512
General and administrative expenses	11,513	10,273

Total operating expenses	49,968	45,785

Operating income	11,841	6,589
Other income (expense), net:
Interest income	1	1
Other income (expense), net	(3)	8

Total other income (expense), net	(2)	9

Income before provision for income taxes	11,839	6,598
Provision for income taxes	4,346	2,639

Net income	$7,493	$3,959

Net income per common share – basic	$0.59	$0.30

Net income per common share – diluted	$0.56	$0.28

Weighted-average number of common shares – basic	12,759	13,274

Weighted-average number of common shares – diluted	13,449	14,007

Other comprehensive income, net of tax:
Comprehensive income	$7,493	$3,959

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 31, 2012	March 26, 2011

Cash flows provided by operating activities:
Net income	$7,493	$3,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,731	4,460
Impairment of long-lived assets	—	22
Loss on disposal of property, plant and equipment	20	41
Bad debt expense	24	17
Stock-based compensation expense	1,385	1,105
Excess tax benefit from stock-based compensation arrangements	(3,566)	(1,751)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,592)	(1,558)
Inventories	(4,058)	(7,282)
Prepaid expenses and other assets	(135)	(719)
Accounts payable	3,691	3,311
Accrued expenses and other current liabilities	(6,163)	(3,705)
Other liabilities	(77)	(214)

Net cash provided by (used in) operating activities	1,753	(2,314)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(13,518)	(2,248)
Cash paid for acquisition of brewery assets	(1,477)	—

Net cash used in investing activities	(14,995)	(2,248)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(3,731)	(1,526)
Proceeds from exercise of stock options	1,883	523
Excess tax benefit from stock-based compensation arrangements	3,566	1,751
Net proceeds from sale of investment shares	235	167

Net cash provided by financing activities	1,953	915

Change in cash and cash equivalents	(11,289)	(3,647)
Cash and cash equivalents at beginning of period	49,450	48,969

Cash and cash equivalents at end of period	$38,161	$45,322

Supplemental disclosure of cash flow information:
Income taxes paid	$1,208	$678

Reclassification of deposit and costs related to brewery acquisition to the following assets:
Property, plant and equipment	337	—
Trade name	400	—
Goodwill	$1,163	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, produces and sells beer under the trade names “House of Shandy” and “Angel City Brewery.” The accompanying consolidated balance sheet as of March 31, 2012 and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended March 31, 2012 and March 26, 2011 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 31, 2012 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 31, 2012 and March 26, 2011, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$23,089	$21,191
Work in process	5,515	6,670
Finished goods	9,526	6,211

	$38,130	$34,072

C.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen weeks ended
	March 31, 2012	March 26, 2011
	(in thousands, except per share data)
Net income	$7,493	$3,959

Weighted average shares of Class A Common Stock	8,652	9,167
Weighted average shares of Class B Common Stock	4,107	4,107

Shares used in net income per common share – basic	12,759	13,274
Effect of dilutive securities:
Stock options	661	685
Non-vested investment shares and restricted stock	29	48

Dilutive potential common shares	690	733

Shares used in net income per common share – diluted	13,449	14,007

Net income per common share – basic	$0.59	$0.30

Net income per common share – diluted	$0.56	$0.28

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $0.59 and $0.30 for the thirteen weeks ended March 31, 2012 and March 26, 2011, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

During the thirteen weeks ended March 31, 2012 and March 26, 2011, weighted-average options and unvested restricted stock to purchase approximately 267,275 and 182,500 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 71,100 and 113,200 shares of Class A Common Stock were outstanding as of March 31, 2012 and March 26, 2011, respectively, but not included in computing diluted income per share because the Company was not able to estimate whether it was probable that the performance criteria of these stock options would be met as of the respective dates. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the thirteen weeks ended March 31, 2012.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the thirteen weeks ended March 31, 2012 and March 26, 2011 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $11.4 million at March 31, 2012.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at March 31, 2012 totaled $31.9 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and malt with one major supplier. The contracts include crop year 2011 and cover the Company’s barley requirements for a portion of 2012. Barley purchase commitments outstanding at March 31, 2012 totaled $5.8 million. On April 3, 2012, the Company entered into additional contracts to purchase barley and malt for a additional commitment of $5.5 million.

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

Currently, the Company brews most all of its core brands volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company had various other non-cancelable purchase commitments at March 31, 2012, which amounted to $3.8 million.

Litigation

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

As of March 31, 2012 and December 31, 2011, the Company had approximately $1.7million and $1.9 million, respectively, of unrecognized income tax benefits. A decrease of $0.2 million in unrecognized tax benefits was recorded for the thirteen weeks ended March 31, 2012.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 31, 2012 and December 31, 2011, the Company had $0.9 million and $1.0 million, respectively, accrued for interest and penalties.

In September 2011, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2007 and 2008 amended consolidated corporate income tax return and the related loss carry back claim to 2006. In addition, in October 2011, the IRS expanded the original examination to include the 2009 corporate income tax return. The examination was in progress as of March 31, 2012. The Company is also being audited by one state as of March 31, 2012.

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

The following table summarizes the Company’s reserves and reserve activities for the product recall for the thirteen weeks ended March 31, 2012 (in thousands):

	Reserves at December 31, 2011	Changes in Estimates	Reserves Used	Reserves at March 31, 2012
Excise tax credit	$(242)	—	242	$—
Recall-related costs	54	7	(52)	9
Inventory reserves	67	—	(67)	—

	$(121)	$7	$123	$9

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

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2015. As of March 31, 2012, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The Company was not in violation of any of its covenants to the lender under the credit facility.

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

On January 1, 2012, the Company granted options to purchase an aggregate of 18,600 shares of the Company’s Class A Common Stock with a weighted average fair value of $47.55 per share, of which an option for 7,500 shares was a special long-term retention stock option granted to a key employee. The special long-term retention stock option is service-based with 60% of the shares vesting on January 1, 2017 and the remaining shares vesting annually in equal tranches over the following four years.

On February 27, 2012, the Company granted an additional option to purchase 24,000 shares of the Company’s Class A Common Stock with a weighted average fair value of $41.64 per share. The option is a service-based stock option and vests annually at approximately 33% per year starting on the third anniversary of the grant date.

K.	Brewery Acquisition

On January 4, 2012, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company (“Angel City”) for a preliminary aggregate purchase price of $1.9 million, which includes a payment of $150,000 to be made in June 2012 and a payment of $200,000 to be made in March 2013. The remaining purchase price payments are to be reduced by any obligations satisfied by A&S subsequent to the acquisition, but incurred by Angel City prior to the acquisition date. Costs related to the acquisition of Angel City were not significant and were expensed as incurred.

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price will be completed upon finalization of the valuation, which is expected to occur in fiscal year 2012. The preliminary aggregate purchase price allocation is as follows:

Property, plant and equipment	$337,500
Trade name	400,000
Goodwill	1,162,500

Total assets acquired	1,900,000
Less:
Remaining purchase price payments	350,000

Cash paid	$1,550,000

The Company has assigned an indefinite life to the acquired trade name and the related value is included in other assets in the accompanying consolidated balance sheets. Goodwill resulting from this acquisition is expected to be amortizable for tax purposes. The operating results of Angel City since the acquisition date are included in the Company’s consolidated financial statements.

In connection with the acquisition, A&S entered into a personal services agreement with Angel City’s founder, pursuant to which he will advise A&S, if requested, on Angel City matters for a period of two years. Also in connection with the acquisition, A&S entered into a lease for the Angel City brewery premises located in Los Angeles, California, from which it intends to brew, distribute and sell beers under the Angel City brand name for on and off premise consumption. Minimum payments under the personal services agreement and the lease total approximately $2.1 million through December 31, 2017 and are expensed as incurred.

L.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, March 31, 2012, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen week period ended March 31, 2012, as compared to the thirteen week period ended March 26, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea®, HardCore®, Angry Orchard®, House of Shandy™ trademarks. “Core products” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties that are not significant to the Company’s total sales in 2012 and 2011.

Thirteen Weeks Ended March 31, 2012 compared to Thirteen Ended March 26, 2011

Net revenue. Net revenue increased by $11.1 million, or 10.9%, to $113.3 million for the thirteen weeks ended March 31, 2012, as compared to $102.2 million for the thirteen weeks ended March 26, 2011, due primarily to increased shipments and pricing improvements.

Volume. Total shipment volume increased by 7.4% to 539,000 barrels for the thirteen weeks ended March 31, 2012, as compared to 502,000 barrels for the thirteen weeks ended March 26, 2011, due to core shipments volume gains. Shipment volume for the core brands increased by 7.6% to 536,000 barrels, due primarily to increases in shipments of Samuel Adams® Seasonals, Angry Orchard® and Twisted Tea®, partially offset by declines in some other Samuel Adams® styles.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirteen weeks ended March 31, 2012 increased by approximately 10% compared to the comparable 13 week period ended April 2, 2011, primarily due to increases in Samuel Adams® Seasonals, Twisted Tea®, and Angry Orchard® offset by declines in some other Samuel Adams® styles. Year-to-date depletions for the sixteen weeks ended April 21, 2012 are estimated by the Company to be up approximately 10% from the comparable sixteen week period in the prior year. The Company believes wholesaler inventory levels at March 31, 2012 were at appropriate levels. Inventory at wholesalers participating in the Freshest Beer Program, was lower by an estimated 259,000 case equivalents, compared to the end of the first quarter in 2011.

During the first quarter of 2012 the Company changed from reporting depletions on a calendar month, quarter and year basis to reporting current year depletions against the comparable prior year weeks. The Company believes this method better reflects the depletion trends of the business and eliminates complexities around reporting on a calendar basis and comparing the number of selling days in each calendar month. The Company anticipates reporting its full year depletions on both a fiscal year and calendar year basis.

Net Selling Price. The net selling price per barrel for core brands increased by 3.1% to $210.90 per barrel for the thirteen weeks ended March 31, 2012, as compared to $204.62 per barrel for the same period last year, due primarily to price increases and lower returns, partially offset by a slight change in package mix with a higher percentage of keg sales versus case sales compared to the prior quarter.

Gross profit. Gross profit for core products was $115.25 per barrel for the thirteen weeks ended March 31, 2012, as compared to $105.07 per barrel for the thirteen weeks ended March 26, 2011. Gross margin for core products was 54.6% for the thirteen weeks ended March 31, 2012, as compared to 51.3% for the thirteen weeks ended March 26, 2011. The increase in gross profit per barrel of $10.18 and gross margin of 3.3 percentage points is primarily due to the increase in net selling price per barrel and a decrease in cost of goods sold per barrel.

Cost of goods sold for core brands was $95.64 per barrel for the thirteen weeks ended March 31, 2012, as compared to $99.55 per barrel for the thirteen weeks ended March 26, 2011. The 2012 decrease in cost of goods sold of $3.91 per core product barrel is due to lower brewery processing costs and a slight favorable change in package mix, partially offset by barley and other ingredient cost increases.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $2.9 million, or 8.2%, to $38.5 million for the thirteen weeks ended March 31, 2012, as compared to $35.5 million for the thirteen weeks ended March 26, 2011. The increase is primarily a result of higher costs for additional sales personnel and increased investments in point of sale materials, as well as increased costs of freight to wholesalers due to higher volumes and increased fuel cost.

Such expenses for core brands were 34.0% of net revenue, or $71.74 per barrel, for the thirteen weeks ended March 31, 2012, as compared to 34.8% of net revenue, or $71.31 per barrel, for the thirteen weeks ended March 26, 2011. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

The Company conducts certain advertising and promotional activities in its wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statements of comprehensive income as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets if changes occur in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative. General and administrative expenses increased by $1.2 million, or 11.7%, to $11.5 million for the thirteen weeks ended March 31, 2012, as compared to $10.3 million for the same period last year. The increase was primarily due to A&S startup costs and increases in salary and benefit costs.

Provision for income taxes. The Company recorded a provision for income taxes of $4.3 million for the thirteen weeks ended March 31, 2012, compared to $2.6 million for the thirteen weeks ended March 26, 2011. The Company’s effective tax rate for the first quarter of 2012 decreased to 36.7% from the first quarter 2011 rate of 40.0%, primarily as a result of higher pretax income, but with no corresponding increase in nondeductible expenses, and a lower state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $38.2 million as of March 31, 2012 from $49.5 million as of December 31, 2011, primarily due cash used in investing activities, partially offset by cash provided by financing and operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirteen weeks ended March 31, 2012 was $1.8 million and primarily consisted of net income of $7.5 million, and non-cash items of $2.6 million, offset by a net increase in operating assets and liabilities of $8.3 million. Cash used in operating activities for the thirteen weeks ended March 26, 2011 was $2.3 million and primarily consisted of a net increase in operating assets and liabilities of $10.2 million, partially offset by net income of $4.0 million and non-cash items of $3.9 million.

The Company used $15.0 million in investing activities during the thirteen weeks ended March 31, 2012, as compared to $2.2 million during the thirteen weeks ended March 26, 2011. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries, additional keg purchases and acquisition of the Angel City Brewery.

Cash provided by financing activities was $2.0 million during the thirteen weeks ended March 31, 2012, as compared to $915,000 during the thirteen weeks ended March 26, 2011. The $1.1 million change in financing cash flow is primarily due to increases in the proceeds from exercise of stock options and excess tax related benefits of stock compensation, partially offset by increased stock repurchases under the Company’s Stock Repurchase Program.

During the thirteen weeks ended March 31, 2012, the Company repurchased approximately 37,000 shares of its Class A Common Stock for an aggregate purchase price of $3.7 million. As of March 31, 2012, the Company had repurchased a cumulative total of approximately 10.6 million shares of its Class A Common Stock for an aggregate purchase price of $255.6 million and had approximately $19.4 million remaining on the stock repurchase expenditure limit. From April 1, 2012 through April 27, 2012, the Company repurchased approximately an additional 6,000 shares of its Class A Common Stock for a total cost of $600,000. Through April 27, 2012, the Company has repurchased a cumulative total of approximately 10.6 million shares of its Class A Common Stock for an aggregate purchase price of $256.2 million, and had approximately $18.8 million remaining on the $275.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 31, 2012 of $38.2 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

2012 Outlook

The Company continues to project earnings per diluted share for 2012 of between $3.80 and $4.20, but actual results could vary significantly from this target. The 2012 projection includes estimated expenses attributable to Alchemy & Science but does not include any gross profit contribution from Alchemy & Science. The Company continues to plan 2012 depletions growth of between 6% and 9%, which is slightly higher than 2011 trends. The Company believes that the competitive pricing environment will continue to be challenging and is planning to achieve revenue per barrel increases of approximately 3%. The Company will continue to focus on efficiencies at its Company-owned breweries and is aware of significant increases in the costs of packaging and ingredients for 2012. These increases are primarily due to barley cost pressures. Full-year 2012 gross margins are currently expected to be between 53% and 55% due to anticipated price increases not fully covering cost pressures and some product mix changes. The Company intends to increase investments in advertising, promotional and selling expenses by between $8 million and $12 million for the full year 2012, not including any increases in freight costs for the shipment of products to the Company’s wholesalers. The Company estimates startup costs of $3 million to $5 million for new brands developed by Alchemy & Science of which $2 million to $3 million are included in our full year estimated increases in advertising, promotional and selling expenses. The Company believes that its 2012 effective tax rate will be approximately 38%.

The Company is continuing to evaluate 2012 capital expenditures and estimates that they will be significantly higher than the 2011 capital expenditures of $19.6 million. Based on current information, the Company continues to estimate a range of $40 million to $60 million, most of which relates to continued investments in the Company’s breweries and additional keg purchases in support of growth, the Freshest Beer Program and increased complexity; however, the actual amount spent may well be different from these estimates.

Based on information currently available, the Company believes that its capacity requirements for 2012 can be covered by its Company-owned breweries and existing contracted capacity at third party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 31, 2012, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 31, 2012.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended March 31, 2012.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2011, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2012, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December  31, 2011 regarding these matters.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 27, 2012, the Company has repurchased a cumulative total of approximately 10.6 million shares of its Class A Common Stock for an aggregate purchase price of $256.2 million and had $18.8 million remaining on the $275 million share buyback expenditure limit.

During the thirteen weeks ended March 31, 2012, the Company repurchased 38,850 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to February 4, 2012	25,557	$96.73	24,346	$20,673,592
February 5, 2012 to March 3, 2012	240	31.72	—	20,673,592
March 4, 2012 to March 31, 2012	13,053	99.63	13,053	19,373,145

Total	38,850	$97.31	37,399	$19,373,145

During the thirteen weeks ended March 31, 2012, the Company repurchased 1,451 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of April 27, 2012, the Company had 8.8 million shares of Class A Common Stock outstanding and 4.1  million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report
**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: May 2, 2012	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: May 2, 2012	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)