Form 10-Q
period 2012-06-30
BOSTON BEER CO INC
filed 2012-08-01
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-14092

THE BOSTON BEER COMPANY, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3284048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Design Center Place, Suite 850, Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2012:

Class A Common Stock, $.01 par value	8,817,818
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

QUARTERLY REPORT

JUNE 30, 2012

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. Item 1. FINANCIAL INFORMATION

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,143	$49,450
Accounts receivable, net of allowance for doubtful accounts of $59 and $66 as of June 30, 2012 and December 31, 2011, respectively	34,813	23,233
Inventories	37,166	34,072
Prepaid expenses and other assets	16,602	14,605
Deferred income taxes	4,363	4,363

Total current assets	134,087	125,723
Property, plant and equipment, net	166,103	143,586
Other assets	2,854	1,802
Goodwill	2,538	1,377

Total assets	$305,582	$272,488

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,881	$18,806
Current portion of note payable	62	—
Accrued expenses and other current liabilities	48,039	48,243

Total current liabilities	72,982	67,049
Deferred income taxes	17,349	17,349
Note payable, less current portion	566	—
Other liabilities	4,123	3,345

Total liabilities	95,020	87,743
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,699,468 and 8,714,931 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	87	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	149,890	138,336
Accumulated other comprehensive loss, net of tax	(838)	(838)
Retained earnings	61,382	47,119

Total stockholders’ equity	210,562	184,745

Total liabilities and stockholders’ equity	$305,582	$272,488

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Revenue	$159,718	$146,014	$282,620	$257,423
Less excise taxes	12,215	12,057	21,846	21,290

Net revenue	147,503	133,957	260,774	236,133
Cost of goods sold	67,120	57,884	118,582	107,686

Gross profit	80,383	76,073	142,192	128,447

Operating expenses:
Advertising, promotional and selling expenses	44,108	40,518	82,563	76,030
General and administrative expenses	12,830	11,132	24,343	21,405
Settlement proceeds	—	(20,500)	—	(20,500)

Total operating expenses	56,938	31,150	106,906	76,935

Operating income	23,445	44,923	35,286	51,512
Other income (expense), net:
Interest income (expense)	(2)	2	(1)	3
Other income (expense), net	(19)	21	(22)	29

Total other income (expense), net	(21)	23	(23)	32

Income before provision for income taxes	23,424	44,946	35,263	51,544
Provision for income taxes	9,073	16,927	13,419	19,566

Net income	$14,351	$28,019	$21,844	$31,978

Net income per common share – basic	$1.11	$2.12	$1.69	$2.41

Net income per common share – diluted	$1.06	$2.01	$1.61	$2.29

Weighted-average number of common shares – basic	12,790	13,223	12,774	13,249

Weighted-average number of common shares – diluted	13,437	13,947	13,428	13,977

Other comprehensive income, net of tax:
Comprehensive income	$14,351	$28,019	$21,844	$31,978

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 30,	June 25,
	2012	2011
Cash flows provided by operating activities:
Net income	$21,844	$31,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,633	8,965
Impairment of long-lived assets	—	22
Loss on disposal of property, plant and equipment	18	117
Bad debt recovery	(7)	(60)
Stock-based compensation expense	3,874	3,522
Excess tax benefit from stock-based compensation arrangements	(5,444)	(2,167)
Deferred income tax	—	300
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(11,573)	(6,426)
Inventories	(3,094)	(5,214)
Prepaid expenses and other assets	(2,166)	(833)
Accounts payable	6,075	5,537
Accrued expenses and other current liabilities	4,359	7,053
Other liabilities	(227)	(360)

Net cash provided by operating activities	23,292	42,434

Cash flows used in investing activities:
Purchases of property, plant and equipment	(31,799)	(6,022)
Cash paid for acquisition of brewery assets	(1,475)	—
Increase in restricted cash	(628)	—

Net cash used in investing activities	(33,902)	(6,022)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(7,582)	(22,627)
Proceeds from exercise of stock options	3,415	1,036
Proceeds from note payable	628	—
Excess tax benefit from stock-based compensation arrangements	5,444	2,167
Net proceeds from sale of investment shares	398	358

Net cash provided by (used in) financing activities	2,303	(19,066)

Change in cash and cash equivalents	(8,307)	17,346

Cash and cash equivalents at beginning of period	49,450	48,969

Cash and cash equivalents at end of period	$41,143	$66,315

Supplemental disclosure of cash flow information:
Income taxes paid	$7,270	$10,344

Reclassification of deposit and costs related to brewery acquisition to the following assets:
Property, plant and equipment	338	—
Trade name	401	—
Goodwill	$1,161	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, produces and sells beer under the trade names “House of Shandy” and “Angel City Brewery.” The accompanying consolidated balance sheet as of June 30, 2012 and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended June 30, 2012 and June 25, 2011 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 30, 2012 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 2012 and June 25, 2011, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. In accordance with generally recognized trade practice, inventories are classified as current assets, although the Company estimates that $7.1 million of these inventories ordinarily will not be sold within one year, as they are hop varieties on-hand in order to limit the risk of unexpected reduction in supply. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$23,215	$21,191
Work in process	7,072	6,670
Finished goods	6,879	6,211

	$37,166	$34,072

C. Goodwill

Goodwill represents the excess of the purchase price of the Company-owned breweries over the fair value of the net assets acquired upon the completion of the acquisitions. During the first quarter of 2012, the Company acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company. A portion of the purchase price was allocated to goodwill, see Note M for details on this brewery acquisition.

The following table summarizes the Company’s changes to the carrying amount of goodwill for the twenty-six weeks ended June 30, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Balance at June 30, 2012
Goodwill, net	$1,377	$1,161	$2,538

D. Net Income per Share

The Company calculates net income per share using the two-class method which requires the Company to allocate net income to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net income per share.

The Company’s Class B Common Stock is not listed for trading. Each share of the Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder, and participates equally in dividends.

The Company’s unvested share-based payment awards comprise of unvested shares (1) issued under the Company’s investment share purchase program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from market value, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends.

Net Income per Common Share—Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(in thousands, except per share data)
Net income	$14,351	$28,019	$21,844	$31,978

Allocation of net income for basic:
Class A Common Stock	$9,652	$19,316	$14,683	$22,065
Class B Common Stock	4,566	8,703	6,958	9,913
Unvested participating shares	133	—	203	—

	$14,351	$28,019	$21,844	$31,978

Weighted average number of shares for basic:
Class A Common Stock	8,683	9,116	8,667	9,142
Class B Common Stock	4,107	4,107	4,107	4,107
Unvested participating shares	119	—	120	—

	12,909	13,223	12,894	13,249

Net income per share for basic:
Class A Common Stock	$1.11	$2.12	$1.69	$2.41

Class B Common Stock	$1.11	$2.12	$1.69	$2.41

Net Income per Common Share—Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method assuming the participating securities are not exercised or converted.

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended June 30, 2012			Thirteen weeks ended June 25, 2011
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$9,652	8,683	$1.11	$19,316	9,116	$2.12

Add: effect of dilutive potential common shares
Share-based awards	—	647		—	724
Class B Common Stock	4,566	4,107		8,703	4,107

Net effect of unvested participating shares	6	—		—	—

Net income per common share—diluted	$14,224	13,437	$1.06	$28,019	13,947	$2.01

	Twenty-six weeks ended June 30, 2012			Twenty-six weeks ended June 25, 2011
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$14,683	8,667	$1.69	$22,065	9,142	$2.41

Add: effect of dilutive potential common shares
Share-based awards	—	654		—	728
Class B Common Stock	6,958	4,107		9,913	4,107

Net effect of unvested participating shares	10	—		—	—

Net income per common share—diluted	$21,651	13,428	$1.61	$31,978	13,977	$2.29

During the thirteen and twenty-six weeks ended June 30, 2012, weighted-average stock options to purchase approximately 259,493 and 248,256 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended June 25, 2011, weighted-average stock options to purchase approximately 243,600 and 210,200 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 65,550 and 67,850 shares of Class A Common Stock were outstanding as of June 30, 2012 and June 25, 2011, respectively, but not included in computing diluted income per common share because the Company was not able to determine whether it was probable that the performance criteria of these stock options would be met as of the respective dates. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per common share because the performance criteria of these stock options were not met and the options were cancelled during the twenty-six weeks ended June 30, 2012.

E. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended June 30, 2012 and June 25, 2011 were not material.

F. Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $8.0 million at June 30, 2012.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at June 30, 2012 totaled $29.4 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and malt with two major suppliers. The contracts include crop years 2011 and 2012 and cover the Company’s barley requirements for a portion of 2012 and a portion of 2013. Barley and malt purchase commitments outstanding at June 30, 2012 totaled $13.3 million. On July 12, 2012, the Company entered into additional contracts to purchase barley for an additional commitment of $5.1 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor is the exclusive supplier of certain glass bottles for the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement as of June 30, 2012 totaled $21.8 million.

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

The Company had various other non-cancelable purchase commitments at June 30, 2012, which amounted to $19.6 million.

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

Environmental Matters

During the second quarter of 2010, the Company entered into an agreement with the City of Cincinnati (the “City”) to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the City which is adjacent to Company-owned land at the Cincinnati Brewery (the “Property”). In the third quarter of 2010, the City was awarded a Clean Ohio Revitalization Fund grant (“CORF Grant”) for the Property and will use these funds to complete the purchase of the Property and will provide funds to the Company to remediate the contaminated land and demolish certain other buildings on adjacent parcels. In connection with these agreements, the Company recorded a current liability and an equal and offsetting other asset of approximately $2.6 million for the estimated total cleanup costs for which it is responsible under the remediation plan and the related CORF Grant, respectively. Under the terms of the agreement, the Company would not be reimbursed by the City for any remediation cost above the currently estimated cleanup cost of approximately $2.6 million. As of June 30, 2012, the Company, related to this agreement, has a current liability of $1.1 million and a receivable recorded in other assets of $2.6 million.

During the second quarter of 2012, the Company entered into a second agreement with the City to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the Company which is adjacent to Company-owned land at the Property. The City was awarded a Clean Ohio Revitalization Fund grant (“CORF II Grant”) and will provide funds to the Company to offset a portion of the purchase price of the Property, clean-up the contaminated land and buildings and to then demolish the buildings located on the Property. The Company paid approximately $263,000 to purchase the Property, which is included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these arrangements, the Company recorded a current liability and an equal and offsetting other asset of approximately $663,000 for the estimated total acquisition and cleanup costs for which it is responsible under the remediation plan and the related CORF II Grant, respectively. Under the terms of the agreement with the City, the Company would not be reimbursed by the City for any remediation cost above the currently estimated acquisition and cleanup costs of approximately $663,000.

The Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. In light of existing reserves, any additional remediation costs above the currently estimated cost of $1.8 million will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

G. Income Taxes

As of June 30, 2012 and December 31, 2011, the Company had approximately $1.7 million and $1.9 million, respectively, of unrecognized income tax benefits. A decrease of $0.2 million in unrecognized tax benefits was recorded for the twenty-six weeks ended June 30, 2012.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 30, 2012 and December 31, 2011, the Company had $0.9 million and $1.0 million, respectively, accrued for interest and penalties.

In September 2011, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2007 and 2008 amended consolidated corporate income tax return and the related loss carry back claim to 2006. In addition, in October 2011, the IRS expanded the original examination to include the 2009 corporate income tax return. The examination was in progress as of June 30, 2012. The Company is also being audited by one state as of June 30, 2012.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

H. Product Recall

In April 2008, the Company announced a voluntary product recall of certain glass bottles of its Samuel Adams® products. The recall was a precautionary step and resulted from routine quality control inspections at the Cincinnati Brewery, which detected glass inclusions in certain bottles of beer. The recall process was substantially completed during the fourth quarter of 2008.

The following table summarizes the Company’s reserves and reserve activities for the product recall for the twenty-six weeks ended June 30, 2012 (in thousands):

	Reserves at December 31, 2011	Changes in Estimates	Reserves Used	Reserves at June 30, 2012
Excise tax credit	$(242)	—	242	$—
Recall-related costs	54	7	(61)	—
Inventory reserves	67	—	(67)	—

	$(121)	$7	$114	$—

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

I. Note Payable

In June 2012, the Company entered into a grant facility with the Commonwealth of Pennsylvania for $770,000. The purpose of the grant is to provide the Company funds to support economic development through the repaving of a parking lot and loading docks at its Pennsylvania Brewery. Under the terms of the grant, the Company was required to fund this project through a note arrangement, with the Commonwealth reimbursing the Company for its debt service over a 10 year period.

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by interest in a CD held by the bank totaling approximately $628,000; this amount is accounted for as restricted cash and is included in Other Assets on the Company’s Balance Sheet.

J. Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2015. As of June 30, 2012, there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing. The credit agreement was amended in June 2012 to allow for the term note arrangement and pledge of cash described in Note I above in connection with the Commonwealth of Pennsylvania grant. The Company was not in violation of any of its covenants to the lender under the credit facility.

K. Fair Value Measures

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

•	Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$41,396	$—	$—	$41,396
Cash Surrender Value – Life Insurance	—	1,016	—	1,016

Total	$41,396	$1,016	$—	$42,412

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$41,907	$—	$—	$41,907
Cash Surrender Value – Life Insurance	—	1,016	—	1,016

Total	$41,907	$1,016	$—	$42,923

The Company’s cash equivalents listed above represent money market mutual fund securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company’s cash surrender value – life insurance represents the cash value of a life insurance policy held by Northwestern Mutual, an A rated insurance company and is classified within Level 2 of the fair value hierarchy. Northwestern Mutual provides the value of this policy to the Company on a regular basis and the Company adjusts its book value accordingly.

Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Bank Borrowings	$—	$628	$—	$628

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature.

Assets recorded on a non-recurring basis are summarized in the table below (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Land	$—	$—	$4,600	$4,600

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Land	$—	$—	$4,600	$4,600

The Company evaluates its long-lived assets for impairment when events indicate that an asset or asset group may have suffered impairment. In the past, the Company has recognized impairments of certain land included in property plant and equipment. The fair value of the land was determined by comparisons to historical transactions for similar property. The Company has not recorded an impairment charge on its long-lived asset in fiscal 2012. The last adjustment to record an asset impairment was in the fourth quarter of 2011.

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets in the third quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets may be impaired. As of June 30, 2012, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

L. Stock-Based Option Grants

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

On May 23, 2012, the Company granted options to purchase an aggregate of 17,367 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $47.04 per share. All of the options vested immediately on the date of the grant.

M. Brewery Acquisition

On January 4, 2012, A&S acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company (“Angel City”) for a preliminary aggregate purchase price of $1.9 million, which includes a payment of $150,000 made in June 2012 and a payment of $200,000 to be made in March 2013. The remaining purchase price payment may be reduced by any obligations satisfied by A&S subsequent to the acquisition, but incurred by Angel City prior to the acquisition date. Costs related to the acquisition of Angel City were not significant and were expensed as incurred.

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price will be completed upon finalization of the valuation, which is expected to occur in fiscal year 2012. The preliminary aggregate purchase price allocation is as follows (in thousands):

Property, plant and equipment	$338
Trade name	401
Goodwill	1,161

Total assets acquired	1,900
Less:
Remaining purchase price payments	350

Cash paid	$1,550

The Company has assigned an indefinite life to the acquired trade name and the related value is included in other assets in the accompanying consolidated balance sheets. Goodwill resulting from this acquisition is expected to be amortizable for tax purposes. The operating results of Angel City since the acquisition date are included in the Company’s consolidated financial statements.

In connection with the acquisition, A&S entered into a personal services agreement with Angel City’s founder, pursuant to which he will advise A&S, if requested, on Angel City matters for a period of two years. Also in connection with the acquisition, A&S entered into a lease for the Angel City brewery premises located in Los Angeles, California, from which it intends to brew, distribute and sell beers under the Angel City brand name for on and off premise consumption . Minimum payments under the personal services agreement and the lease total approximately $1.9 million as of June 30, 2012, are payable through December 31, 2017 and are expensed as incurred.

N. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, June 30, 2012, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and twenty-six week period ended June 30, 2012, as compared to the thirteen and twenty-six week period ended June 25, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea®, HardCore®, Angry Orchard®, House of Shandy™, Angel City Brewing® trademarks. “Core products” do not include the products brewed or packaged at the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) under contract arrangements for third parties that are not significant to the Company’s total sales in 2012 and 2011.

Thirteen Weeks Ended June 30, 2012 compared to Thirteen Weeks Ended June 25, 2011

Net revenue. Net revenue increased by $13.5 million, or 10.1%, to $147.5 million for the thirteen weeks ended June 30, 2012, as compared to $134.0 million for the thirteen weeks ended June 25, 2011, due primarily to increased shipments and pricing improvements.

Volume. Total shipment volume increased by 6.9% to 696,000 barrels for the thirteen weeks ended June 30, 2012, as compared to 651,000 barrels for the thirteen weeks ended June 25, 2011, due to core shipments volume gains. Shipment volume for the core brands increased by 6.8% to 690,000 barrels, due primarily to increases in shipments of Twisted Tea, and Angry Orchard offset by declines in Samuel Adams.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirteen weeks ended June 30, 2012 increased by approximately 7% compared to the comparable thirteen week period ended June 25, 2011, primarily due to increases in Angry Orchard, Twisted Tea, Samuel Adams Seasonals and partially offset by declines in some other Samuel Adams styles and the timing of the July 4th holiday. Year-to-date depletions for the twenty-six weeks ended June 30, 2012 are estimated by the Company to be up approximately 9% from the comparable twenty-six week period in the prior year primarily due to increases in Angry Orchard, Samuel Adams Seasonals, and Twisted Tea, partially offset by declines in some other Samuel Adams styles. The Company believes wholesaler inventory levels at June 30, 2012 were at appropriate levels. Inventory at wholesalers participating in the Freshest Beer Program, was lower by an estimated 619,000 case equivalents, as of the end of the second quarter compared to the end of the second quarter of 2011.

During the first quarter of 2012, the Company changed from reporting depletions on a calendar month, quarter and year basis to reporting current year depletions against the comparable prior year weeks. The Company believes this method better reflects the depletion trends of the business and eliminates complexities around reporting on a calendar basis and comparing the number of selling days in each calendar month. The Company anticipates reporting its full year depletions on both a fiscal year and calendar year basis.

Net Selling Price. The net selling price per barrel for core brands increased by 3.1% to $213.34 per barrel for the thirteen weeks ended June 30, 2012, as compared to $206.90 per barrel for the comparable period in 2011, due primarily to price increases, partially offset by a slight change in package mix with a higher percentage of case sales versus keg sales compared to the prior quarter.

Gross profit. Gross profit for core products was $116.42 per barrel for the thirteen weeks ended June 30, 2012, as compared to $117.66 per barrel for the thirteen weeks ended June 25, 2011. Gross margin for core products was 54.6% for the thirteen weeks ended June 30, 2012, as compared to 56.9% for the thirteen weeks ended June 25, 2011. The decrease in gross profit per barrel of $1.25 and gross margin of 2.3 percentage points is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net selling price per barrel.

Cost of goods sold for core brands was $96.92 per barrel for the thirteen weeks ended June 30, 2012, as compared to $89.23 per barrel for the thirteen weeks ended June 25, 2011. The 2012 increase in cost of goods sold of $7.69 per core product barrel is due to increases in barley and other ingredients, unfavorable product and package mix and some quarter-specific operational costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $3.6 million, or 8.9%, to $44.1 million for the thirteen weeks ended June 30, 2012, as compared to $40.5 million for the thirteen weeks ended June 25, 2011. The increase is primarily a result of increased investments in advertising, costs for additional sales personnel, and freight to wholesalers due to higher volumes.

Such expenses for core brands were 30.0% of net revenue, or $63.92 per barrel, for the thirteen weeks ended June 30, 2012, as compared to 30.3% of net revenue, or $62.72 per barrel, for the thirteen weeks ended June 25, 2011. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $1.7 million, or 15.3%, to $12.8 million for the thirteen weeks ended June 30, 2012, as compared to $11.1 million for comparable period in 2011. The increase was primarily due to increases in salary and benefit costs and Alchemy & Science startup costs.

Provision for income taxes. The Company recorded a provision for income taxes of $9.1 million for the thirteen weeks ended June 30, 2012, compared to $16.9 million for the thirteen weeks ended June 25, 2011. The Company’s effective tax rate for the second quarter of 2012 increased to approximately 39% from the second quarter 2011 rate of approximately 38%, primarily as a result of lower pretax income, but with no corresponding reductions in nondeductible expenses.

Twenty-six Weeks Ended June 30, 2012 compared to Twenty-six Weeks Ended June 25,2011

Net revenue. Net revenue increased by $24.6 million, or 10.4%, to $260.8 million for the twenty-six weeks ended June 30, 2012, from $236.1 million for the twenty-six weeks ended June 25, 2011, primarily due to an increase in core brand shipment volume and pricing gains.

Volume. Total shipment volume increased by 7.1% to 1,235,000 barrels for the twenty-six weeks ended June 30, 2012, as compared to 1,153,000 barrels for the twenty-six weeks ended June 25, 2011, due to core shipment volume gains. Shipment volume for the core brands increased by 7.2%, or 82,000 barrels, due to increases in shipments of Twisted Tea, Angry Orchard and Samuel Adams Seasonals offset by declines in some other Samuel Adams styles.

Net Selling Price. The net selling price per barrel for core brands increased by approximately 3.1% to $212.27 per barrel for the twenty-six weeks ended June 30, 2012 as compared to the prior year, due primarily to price increases, partially offset by a slight change in package mix.

Gross profit. Gross profit for core products was $115.91 per barrel for the twenty-six weeks ended June 30, 2012, as compared to $112.18 for the twenty-six weeks ended June 25, 2011. Gross margin for core products was 54.6% for the first twenty-six weeks of 2012, as compared to 54.5% for the comparable period in 2011. These increases are primarily due to an increase in the net selling price per core barrel partially offset by an increase in cost of goods sold per core products.

Cost of goods sold for core products increased to $96.36 per barrel for the twenty-six weeks ended June 30, 2012, as compared to $93.72 per barrel for the same period last year. The increase in cost of goods sold of $2.64 per barrel resulted primarily from increases in barley and other ingredients and unfavorable product and package mix.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $6.5 million, or 8.6%, to $82.6 million for the twenty-six weeks ended June 30, 2012, as compared to $76.0 million for the twenty-six weeks ended June 25, 2011. The increase is primarily a result of higher costs for additional sales personnel, and increased investments in advertising and local marketing, as well as increased costs of freight to wholesalers. Advertising, promotional and selling expenses for core brands were 31.7% of net revenue, or $67.34 per barrel, for the twenty-six weeks ended June 30, 2012, as compared to 32.3% of net revenue, or $66.46 per barrel, for the comparable period in 2011.

General and administrative. General and administrative expenses increased by 13.7%, or $2.9 million, to $24.3 million for the twenty-six weeks ended June 30, 2012 as compared to the comparable period in 2011. The increase is largely driven by increases in salary and benefit costs and Alchemy & Science startup costs.

Settlement proceeds. As noted in Footnote H – Product Recall, the Company received proceeds of $20.5 million during the second quarter of 2011, pursuant to an agreement to settle all claims regarding the 2008 product recall.

Provision for income taxes. The Company’s effective tax rate for the twenty-six weeks ended June 30, 2012 of 38% was comparable to the twenty-six weeks ended June 30, 2011 rate of approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $41.1 million as of June 30, 2012 from $49.5 million as of December 31, 2011, primarily due to cash used in investing activities, partially offset by cash provided by financing and operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 30, 2012 was $23.3 million and primarily consisted of net income of $21.8 million, and non-cash items of $8.1 million, offset by a net increase in operating assets and liabilities of $6.6 million. Cash provided by operating activities for the twenty-six weeks ended June 25, 2011 was $42.4 million and primarily consisted of net income of $32.0 million, which includes the $20.5 million cash payment noted in Footnote H — Product Recall, and non-cash items of $10.7 million, partially offset by a net increase in operating assets and liabilities of $0.3 million.

The Company used $33.9 million in investing activities during the twenty-six weeks ended June 30, 2012, as compared to $6.0 million during the twenty-six weeks ended June 25, 2011. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.

Cash provided by financing activities was $2.3 million during the twenty-six weeks ended June 30, 2012, as compared to $19.1 million used during the twenty-six weeks ended June 25, 2011. The $21.8 million change in financing cash flow is primarily due to decreased stock repurchases under the Company’s Stock Repurchase Program and increases in the proceeds from exercise of stock options and related excess tax benefits of stock compensation.

During the twenty-six weeks ended June 30, 2012, the Company repurchased approximately 74,000 shares of its Class A Common Stock for an aggregate purchase price of $7.6 million. As of June 30, 2012, the Company had repurchased a cumulative total of approximately 10.6 million shares of its Class A Common Stock for an aggregate purchase price of $259.5 million and had approximately $15.5 million remaining on the stock repurchase expenditure limit set by the Board of Directors. From July 1, 2012 through July 27, 2012, the Company did not repurchase any additional shares of its Class A Common Stock.

The Company expects that its cash balance as of June 30, 2012 of $41.1 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

2012 Outlook

The Company expects 2012 depletions growth of between 8% and 12%, an increase from the previously communicated target of 6% to 9%. The Company continues to project earnings per diluted share for 2012 of between $3.80 and $4.20, but actual results could vary significantly from this target. While the Company should benefit from lower fuel prices that it is currently experiencing and may see slightly higher depletions than previously expected, this is likely to be offset by other cost pressures and planned increases in investments in our brands. Full-year 2012 gross margins are currently expected to be between 54% and 56% due to anticipated price increases not fully covering cost pressures and some product and package mix changes when compared with the prior year. The Company intends to increase investments in advertising, promotional and selling expenses by between $11 million and $15 million for the full year 2012, not including any increases in freight costs for the shipment of products to the Company’s wholesalers. The Company estimates startup costs of $3 million to $5 million for new brands developed by Alchemy & Science of which $2 million to $3 million are included in our full year estimated increases in advertising, promotional and selling expenses. The Company believes that its 2012 effective tax rate will be approximately 38%.

The Company is continuing to evaluate 2012 capital expenditures and estimates that they will be significantly higher than the 2011 capital expenditures of $19.6 million. Based on current information, the Company has increased its estimated capital expenditure range to $55 million to $75 million from $40 million to $60 million, most of which relates to continued investments in the Company’s breweries to support growth, complexity, capability and the Freshest Beer program, and additional keg purchases in support of growth.

Based on information currently available, the Company believes that its capacity requirements for 2012 can be covered by its Company-owned breweries and existing contracted capacity at third party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At June 30, 2012, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the six month period ended June 30, 2012.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the six month period ended June 30, 2012.

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

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2012, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 27, 2012, the Company has repurchased a cumulative total of approximately 10.6 million shares of its Class A Common Stock for an aggregate purchase price of $259.5 million and had $15.5 million remaining on the $275 million share buyback expenditure limit.

During the twenty-six weeks ended June 30, 2012, the Company repurchased 75,934 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to February 4, 2012	25,557	$96.73	24,346	$20,673,592
February 5, 2012 to March 3, 2012	240	31.72	—	20,673,592
March 4, 2012 to March 31, 2012	13,053	99.63	13,053	19,373,145
April 1, 2012 to May 5, 2012	6,143	98.25	6,063	18,772,967
May 6, 2012 to June 2, 2012	4,734	95.72	4,000	18,352,757
June 3, 2012 to June 30, 2012	26,207	107.99	26,207	15,522,629

Total	75,934	$100.97	73,669	$15,522,629

During the twenty-six weeks ended June 30, 2012, the Company repurchased 2,265 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of July 27, 2012, the Company had 8.8 million shares of Class A Common Stock outstanding and 4.1  million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

Exhibit No.	Title

*10.17	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, dated June 8, 2012.

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report
**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: August 1, 2012	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: August 1, 2012	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)