Form 10-Q
period 2012-09-29
BOSTON BEER CO INC
filed 2012-11-01
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐     No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2012:

Class A Common Stock, $.01 par value	8,799,626
Class B Common Stock, $.01 par value	4,107,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 29, 2012

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. Item 1. FINANCIAL INFORMATION

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 29,	December 31,
	2012	2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$62,836	$49,450
Accounts receivable, net of allowance for doubtful accounts of $69 and $66 as of September 29, 2012 and December 31, 2011, respectively	34,130	23,233
Inventories	38,140	34,072
Prepaid expenses and other assets	11,175	14,605
Deferred income taxes	4,229	4,363

Total current assets	150,510	125,723
Property, plant and equipment, net	178,493	143,586
Other assets	4,446	1,802
Goodwill	2,538	1,377

Total assets	$335,987	$272,488

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,470	$18,806
Current portion of note payable	62	—
Accrued expenses and other current liabilities	56,925	48,243

Total current liabilities	83,457	67,049
Deferred income taxes	17,330	17,349
Note payable, less current portion	566	—
Other liabilities	4,215	3,345

Total liabilities	105,568	87,743
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,705,795 and 8,714,931 shares issued and outstanding as of September 29, 2012 and December 31, 2011, respectively	87	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	153,985	138,336
Accumulated other comprehensive loss, net of tax	(838)	(838)
Retained earnings	77,144	47,119

Total stockholders’ equity	230,419	184,745

Total liabilities and stockholders’ equity	$335,987	$272,488

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Revenue	$180,413	$147,002	$463,033	$404,425
Less excise taxes	13,965	12,189	35,811	33,479

Net revenue	166,448	134,813	427,222	370,946
Cost of goods sold	73,206	58,782	191,788	166,468

Gross profit	93,242	76,031	235,434	204,478

Operating expenses:
Advertising, promotional and selling expenses	47,639	39,334	130,202	115,364
General and administrative expenses	12,293	10,284	36,636	31,689
Settlement proceeds	—	—	—	(20,500)

Total operating expenses	59,932	49,618	166,838	126,553

Operating income	33,310	26,413	68,596	77,925
Other income (expense), net:
Interest income (expense)	24	32	23	35
Other income (expense), net	20	15	(2)	44

Total other income (expense), net	44	47	21	79

Income before provision for income taxes	33,354	26,460	68,617	78,004
Provision for income taxes	12,604	10,164	26,023	29,730

Net income	$20,750	$16,296	$42,594	$48,274

Net income per common share – basic	$1.60	$1.26	$3.30	$3.67

Net income per common share – diluted	$1.53	$1.19	$3.14	$3.48

Weighted-average number of common shares – Class A basic	8,715	8,825	8,683	9,036

Weighted-average number of common shares – Class B basic	4,107	4,107	4,107	4,107

Weighted-average number of common shares – diluted	13,452	13,650	13,436	13,868

Other comprehensive income, net of tax:
Comprehensive income	$20,750	$16,296	$42,594	$48,274

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 29,	September 24,
	2012	2011
Cash flows provided by operating activities:
Net income	$42,594	$48,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,888	13,328
Impairment of long-lived assets	—	22
Loss on disposal of property, plant and equipment	85	117
Bad debt expense (recovery)	3	(60)
Stock-based compensation expense	5,181	4,751
Excess tax benefit from stock-based compensation arrangements	(7,278)	(2,542)
Deferred income tax	115	221
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(10,900)	(10,710)
Inventories	(4,068)	(4,156)
Prepaid expenses and other assets	1,607	(3,395)
Accounts payable	7,664	5,577
Accrued expenses and other current liabilities	15,250	7,378
Other liabilities	(350)	(882)

Net cash provided by operating activities	64,791	57,923

Cash flows used in investing activities:
Purchases of property, plant and equipment	(49,514)	(12,290)
Cash paid for acquisition of brewery assets	(1,625)	—
Increase in restricted cash	(628)	—
Proceeds from disposal of property, plant and equipment	41	—

Net cash used in investing activities	(51,726)	(12,290)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	(12,569)	(50,871)
Proceeds from exercise of stock options	4,370	1,310
Proceeds from note payable	628	—
Excess tax benefit from stock-based compensation arrangements	7,278	2,542
Net proceeds from sale of investment shares	614	540

Net cash provided by (used in) financing activities	321	(46,479)

Change in cash and cash equivalents	13,386	(846)

Cash and cash equivalents at beginning of period	49,450	48,969

Cash and cash equivalents at end of period	$62,836	$48,123

Supplemental disclosure of cash flow information:
Income taxes paid	$9,173	$25,904

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	338	—
Trade name	401	—
Goodwill	$1,161	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and its subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company,” and “HardCore Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name, “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, produces and sells beer under the trade names “The House of Shandy Beer Company” and “Angel City Brewing Company.” The accompanying consolidated balance sheet as of September 29, 2012 and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended September 29, 2012 and September 24, 2011 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 29, 2012 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 29, 2012 and September 24, 2011, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventories are generally classified as current assets. The Company’s goal is to maintain a supply of approximately two years for essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. As of September 29, 2012, the Company has classified approximately $1.4 million of hops inventory in Other Long Term Assets that are above two years forecasted usage. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 29,	December 31,
	2012	2011
	(in thousands)
Raw materials	$19,588	$21,191
Work in process	8,177	6,670
Finished goods	10,375	6,211

	$38,140	$34,072

C. Goodwill

Goodwill represents the excess of the purchase price of the Company-owned breweries over the fair value of the net assets acquired upon the completion of the acquisitions. During the first quarter of 2012, the Company acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company. A portion of the purchase price was allocated to goodwill. See Note M for details on this acquisition.

The following table summarizes the Company’s changes to the carrying amount of goodwill for the thirty-nine weeks ended September 29, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Balance at September 29, 2012
Goodwill, net	$1,377	$1,161	$2,538

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

The Company’s unvested share-based payment awards comprise of unvested shares (1) issued under the Company’s investment share purchase program which permits employees who have been with the Company for at least two years to purchase shares of Class A Common Stock at a discount from market value, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note L for a discussion of the current year unvested stock awards and issuances.

Included in the computation of net income per diluted common share are dilutive outstanding stock options that are vested or expected to vest. At its discretion, the Board of Directors grants stock options to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To-date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. The Company also grants stock options to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years. See Note L for a discussion of the current year stock option grants.

Net Income per Common Share—Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(in thousands, except per share data)
Net income	$20,750	$16,296	$42,594	$48,274

Allocation of net income for basic:
Class A Common Stock	$13,974	$11,121	$28,648	$33,189
Class B Common Stock	6,586	5,175	13,552	15,085
Unvested participating shares	190	—	394	—

	$20,750	$16,296	$42,594	$48,274
Weighted average number of shares for basic:
Class A Common Stock	8,715	8,825	8,683	9,036
Class B Common Stock	4,107	4,107	4,107	4,107
Unvested participating shares	118	—	119	—

	12,940	12,932	12,909	13,143
Net income per share for basic:
Class A Common Stock	$1.60	$1.26	$3.30	$3.67

Class B Common Stock	$1.60	$1.26	$3.30	$3.67

Net Income per Common Share—Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised or converted.

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended September 29, 2012			Thirteen weeks ended September 24, 2011
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$13,974	8,715	$1.60	$11,121	8,825	$1.26

Add: effect of dilutive potential common shares
Share-based awards	—	630		—	718
Class B Common Stock	6,586	4,107		5,175	4,107

Net effect of unvested participating shares	9	—		—	—

Net income per common share—diluted	$20,569	13,452	$1.53	$16,296	13,650	$1.19

	Thirty-nine weeks ended September 29, 2012			Thirty-nine weeks ended September 24, 2011
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$28,648	8,683	$3.30	$33,189	9,036	$3.67

Add: effect of dilutive potential common shares
Share-based awards	—	646		—	725
Class B Common Stock	13,552	4,107		15,085	4,107

Net effect of unvested participating shares	19	—		—	—

Net income per common share—diluted	$42,219	13,436	$3.14	$48,274	13,868	$3.48

During the thirteen and thirty-nine weeks ended September 29, 2012, weighted-average stock options to purchase approximately 217,600 and 260,859 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and thirty-nine weeks ended September 24, 2011, weighted-average stock options to purchase approximately 233,000 and 218,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 60,000 and 68,000 shares of Class A Common Stock were outstanding as of September 29, 2012 and September 24, 2011, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options were not met as of the respective dates. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per common share because the performance criteria of these stock options were not met and the options were cancelled during the thirty-nine weeks ended September 29, 2012.

The performance-based stock options to purchase 60,000 shares that were excluded from computing diluted net income per common share because the performance criteria were not met as of September 29, 2012 were granted in 2009 to two key employees. The vesting of these shares requires annual depletions, or sales by wholesalers to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2012 to 2018.

E. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended September 29, 2012 and September 24, 2011 were not material.

F. Commitments and Contingencies

Purchase Commitments

The Company had outstanding non-cancelable purchase commitments related to advertising contracts of approximately $20.4 million at September 29, 2012.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2015 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at September 29, 2012 totaled $29.9 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with two major suppliers. The contracts include crop year 2012 and cover the Company’s barley and wheat requirements for the remainder of 2012 and a portion of 2013. Barley, wheat and malt purchase commitments outstanding at September 29, 2012 totaled $15.0 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor is the exclusive supplier of certain glass bottles for the Company’s breweries in Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company produces its products. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates, which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming Anchor is unable to replace lost production capacity cancelled by the Company, as of September 29, 2012 totaled $658,000. On October 8, 2012, the Company provided additional production estimates covering 2013 purchases for an additional minimum commitment of $50.6 million.

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

The Company had various other non-cancelable purchase commitments at September 29, 2012, which amounted to $20.1 million.

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

Environmental Matters

During the second quarter of 2010, the Company entered into an agreement with the City of Cincinnati (the “City”) to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the City which is adjacent to Company-owned land at the Cincinnati Brewery (the “Property”). In the third quarter of 2010, the City was awarded a Clean Ohio Revitalization Fund grant (“CORF Grant”) for the Property and will use these funds to complete the purchase of the Property and will provide funds to the Company to remediate the contaminated land and demolish certain other buildings on adjacent parcels. In connection with these agreements, the Company recorded a current liability and an equal and offsetting other asset of approximately $2.6 million for the estimated total cleanup costs for which it is responsible under the remediation plan and the related CORF Grant, respectively. Under the terms of the agreement, the Company would not be reimbursed by the City for any remediation cost above the currently estimated cleanup cost of approximately $2.6 million. As of September 29, 2012, the Company has a current liability of $1.1 million and a receivable recorded in other assets of $2.6 million that are related to this agreement.

During the second quarter of 2012, the Company entered into a second agreement with the City to complete a remediation in accordance with a remediation plan on environmentally contaminated land purchased by the Company which is also adjacent to Company-owned land at the Cincinnati Brewery (the “Second Property”). The City was awarded a Clean Ohio Revitalization Fund grant (“CORF II Grant”) and will provide funds to the Company to offset a portion of the purchase price of the Second Property, clean-up the contaminated land and buildings and to then demolish the buildings located on the Second Property. The Company paid approximately $263,000 to purchase the Second Property, which is included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these arrangements, the Company recorded a current liability and an equal and offsetting other asset of approximately $663,000 for the estimated total acquisition and cleanup costs for which it is responsible under the remediation plan and the related CORF II Grant, respectively. Under the terms of the agreement with the City, the Company would not be reimbursed by the City for any remediation cost above the currently estimated acquisition and cleanup costs of approximately $663,000.

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

G. Income Taxes

As of September 29, 2012 and December 31, 2011, the Company had approximately $1.4 million and $1.9 million, respectively, of unrecognized income tax benefits. A decrease of $0.5 million in unrecognized tax benefits was recorded for the thirty-nine weeks ended September 29, 2012.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 29, 2012 and December 31, 2011, the Company had $0.7 million and $1.0 million, respectively, accrued for interest and penalties.

In September 2011, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2007 and 2008 amended consolidated corporate income tax returns and the related loss carry back claim to 2006. In addition, in October 2011, the IRS expanded the original examination to include the 2009 corporate income tax return. The examination was in progress as of September 29, 2012. The Company is also being audited by two states as of September 29, 2012.

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

The following table summarizes the Company’s reserves and reserve activities for the product recall for the thirty-nine weeks ended September 29, 2012 (in thousands):

	Reserves at December 31, 2011	Changes in Estimates	Reserves Used	Reserves at September 29, 2012
Excise tax credit	$(242)	—	242	$—
Recall-related costs	54	7	(61)	—
Inventory reserves	67	—	(67)	—

	$(121)	$7	$114	$—

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

I. Note Payable

In June 2012, the Company entered into a grant facility with the Commonwealth of Pennsylvania for $770,000. The purpose of the grant is to provide the Company funds to support economic development through the repaving of a parking lot and loading docks at its Pennsylvania Brewery. Under the terms of the grant, the Company was required to fund this project through a note arrangement, with the Commonwealth reimbursing the Company for its debt service over a 10-year period.

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by interest in a CD held by the bank totaling approximately $628,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in Other Assets on the Company’s Balance Sheet.

J. Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2015. The credit agreement was amended in June 2012 to allow for the term note arrangement and pledge of cash described in Note I above in connection with the Commonwealth of Pennsylvania grant. As of September 29, 2012, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$61,396	$—	$—	$61,396
Cash Surrender Value – Life Insurance	—	1,044	—	1,044

Total	$61,396	$1,044	$—	$62,440

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$41,907	$—	$—	$41,907
Cash Surrender Value – Life Insurance	—	1,016	—	1,016

Total	$41,907	$1,016	$—	$42,923

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

	As of September 29, 2012
	Level 1	Level 2	Level 3	Total
Bank Borrowings	$—	$628	$—	$628

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature.

Assets recorded on a non-recurring basis are summarized in the table below (in thousands):

	As of September 29, 2012
	Level 1	Level 2	Level 3	Total
Land	$—	$—	$4,600	$4,600

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Land	$—	$—	$4,600	$4,600

The Company evaluates its long-lived assets for impairment when events indicate that an asset or asset group may have suffered impairment. In the past, the Company has recognized impairments of certain land included in property, plant and equipment. The Company has relied on the work of a licensed real estate appraiser to determine the fair value of the land. The appraiser used comparisons to historical transactions for similar properties and similar properties available for sale to assist in determining the land’s value. The Company has not recorded an impairment charge on its long-lived asset in fiscal 2012. The last adjustment to record an asset impairment was in the fourth quarter of 2011.

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets in the third quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets may be impaired. As of September 29, 2012, no such events or changes in circumstances occurred that would have triggered the need for a further impairment review.

L. Stock-Based Compensation

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

On January 1, 2012, the Company granted 15,366 shares of restricted stock awards to certain senior managers and key employees and employees elected to purchase 13,360 investment shares. The weighted average fair value of the restricted stock awards and investment shares was $108.56 and $49.35 per share, respectively.

On February 27, 2012, the Company granted an additional option to purchase 24,000 shares of the Company’s Class A Common Stock with a weighted average fair value of $41.64 per share. The option is a service-based stock option and vests annually at approximately 33% per year starting on the third anniversary of the grant date. Also on February 27, 2012, the Company granted an additional restricted stock award of 1,009 shares with a weighted average fair value of $97.56 per share. The restricted stock award vests annually at approximately 33% per year from grant date.

On May 23, 2012, the Company granted options to purchase an aggregate of 17,367 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $47.04 per share. All of the options vested immediately on the date of the grant.

Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 29, 2012 was $1.3 million and $5.2 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 24, 2011 was $1.2 million and $4.8 million, respectively.

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

Property, plant and equipment	$338
Trade name	401
Goodwill	1,161

Total assets acquired	1,900
Less:
Remaining purchase price payments	200

Cash paid	$1,700

The Company has assigned an indefinite life to the acquired trade name and the related value is included in other assets in the accompanying consolidated balance sheets. Goodwill resulting from this acquisition is expected to be amortizable for tax purposes. The operating results of Angel City since the acquisition date are included in the Company’s consolidated financial statements.

In connection with the acquisition, A&S entered into a personal services agreement with Angel City’s founder, pursuant to which he will advise A&S, if requested, on Angel City matters for a period of two years. Also in connection with the acquisition, A&S entered into a lease for the Angel City brewery premises located in Los Angeles, California, from which it intends to brew, distribute and sell beers under the Angel City brand name for on and off premise consumption . Minimum payments under the personal services agreement and the lease total approximately $1.8 million as of September 29, 2012, are payable through December 31, 2017 and are expensed as incurred.

N. Subsequent Events

On October 1, 2012, the Board of Directors approved an increase of $25.0 million to the previously approved $275.0 million share buyback expenditure limit, for a new limit of $300.0 million.

The Company evaluated subsequent events occurring after the balance sheet date, September 29, 2012, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and thirty-nine week period ended September 29, 2012, as compared to the thirteen and thirty-nine week period ended September 24, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Sam Adams®, Twisted Tea®, HardCore®, Angry Orchard®, House of Shandy®, and Angel City Brewery® trademarks. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2012 and 2011.

Thirteen Weeks Ended September 29, 2012 compared to Thirteen Weeks Ended September 24, 2011

Net revenue. Net revenue increased by $31.6 million, or 23.5%, to $166.4 million for the thirteen weeks ended September 29, 2012, as compared to $134.8 million for the thirteen weeks ended September 24, 2011, due primarily to increased shipments and pricing improvements.

Volume. Total shipment volume increased by 17.7% to 778,000 barrels for the thirteen weeks ended September 29, 2012, as compared to 661,000 barrels for the thirteen weeks ended September 24, 2011, due to gains in core shipment volume. Shipment volume for the core brands increased by 17.3% to 772,000 barrels, due primarily to increases in shipments of Samuel Adams Seasonals, Angry Orchard and Twisted Tea partially offset by declines in some other Samuel Adams styles.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirteen weeks ended September 29, 2012 increased by approximately 15% compared to the comparable thirteen week period in the prior year, primarily due to increases in Angry Orchard, Samuel Adams Seasonals, Twisted Tea, and partially offset by declines in some other Samuel Adams styles. Year-to-date depletions for the thirty-nine weeks ended September 29, 2012 are estimated by the Company to be up approximately 11% from the comparable thirty-nine week period in the prior year primarily due to increases in Angry Orchard, Samuel Adams Seasonals, and Twisted Tea, partially offset by declines in some other Samuel Adams styles. Inventory at wholesalers participating in the Freshest Beer Program was lower by an estimated 296,000 case equivalents, as of the end of the third quarter 2012 compared to the end of the third quarter of 2011. The Company believes wholesaler inventory levels at September 29, 2012 were at appropriate levels.

During the first quarter of 2012, the Company changed from reporting depletions on a calendar month, quarter and year basis to reporting current year depletions against the comparable weeks in the prior year. The Company believes this method better reflects the depletion trends of the business and eliminates complexities around reporting on a calendar basis and comparing the number of selling days in each calendar month. The Company anticipates reporting its full-year depletions on both a fiscal year and calendar year basis.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 5.1% to $215.16 per barrel for the thirteen weeks ended September 29, 2012, as compared to $204.66 per barrel for the comparable period in 2011, due primarily to price increases and lower excise taxes per barrel compared to the prior quarter.

Gross profit. Gross profit for core products was $120.63 per barrel for the thirteen weeks ended September 29, 2012, as compared to $115.46 per barrel for the thirteen weeks ended September 24, 2011. Gross margin for core products was 56.1% for the thirteen weeks ended September 29, 2012, as compared to 56.4% for the thirteen weeks ended September 24, 2011. The increase in gross profit per barrel of $5.17 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $94.52 per barrel for the thirteen weeks ended September 29, 2012, as compared to $89.20 per barrel for the thirteen weeks ended September 24, 2011. The 2012 increase in cost of goods sold of $5.32 per barrel of core product is due to increases in barley, hops and other ingredients, partially offset by lower operating costs per barrel due to increased volume and efficiencies.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $8.3 million, or 21.1%, to $47.6 million for the thirteen weeks ended September 29, 2012, as compared to $39.3 million for the thirteen weeks ended September 24, 2011. Such expenses for core brands were 28.7% of net revenue, or $61.71 per barrel, for the thirteen weeks ended September 29, 2012, as compared to 29.2% of net revenue, or $59.78 per barrel, for the thirteen weeks ended September 24, 2011. The increase is primarily a result of increased investments in local marketing, advertising and point of sale, costs for additional sales personnel, and freight to wholesalers due to higher volumes.

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

The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

General and administrative. General and administrative expenses increased by $2.0 million, or 19.5%, to $12.3 million for the thirteen weeks ended September 29, 2012, as compared to $10.3 million for the comparable period in 2011. The increase was primarily due to increases in salary and benefit costs and Alchemy & Science startup costs.

Provision for income taxes. The Company recorded a provision for income taxes of $12.6 million for the thirteen weeks ended September 29, 2012, compared to $10.2 million for the thirteen weeks ended September 24, 2011. The Company’s effective tax rate for the third quarter of 2012 decreased to approximately 37.8% from the third quarter 2011 rate of approximately 38.4%, primarily as a result of higher pretax income, but with no corresponding reductions in nondeductible expenses.

Thirty-nine Weeks Ended September 29, 2012 compared to Thirty-nine Weeks Ended September 24, 2011

Net revenue. Net revenue increased by $56.3 million, or 15.2%, to $427.2 million for the thirty-nine weeks ended September 29, 2012, from $370.9 million for the thirty-nine weeks ended September 24, 2011, primarily due to an increase in core brand shipment volume and pricing gains.

Volume. Total shipment volume increased by 11.0% to 2,013,000 barrels for the thirty-nine weeks ended September 29, 2012, as compared to 1,814,000 barrels for the thirty-nine weeks ended September 24, 2011, due to core shipment volume gains. Shipment volume for the core brands increased by 11.0%, or 199,000 barrels, due to increases in shipments of Angry Orchard, Samuel Adams Seasonals and Twisted Tea offset by declines in some other Samuel Adams styles.

Net Revenue per barrel. The net revenue per barrel for core brands increased by approximately 3.9% to $213.39 per barrel for the thirty-nine weeks ended September 29, 2012 as compared to the prior year, due primarily to price increases and lower excise taxes per barrel compared to the prior year.

Gross profit. Gross profit for core products was $117.73 per barrel for the thirty-nine weeks ended September 29, 2012, as compared to $113.38 for the thirty-nine weeks ended September 24, 2011. Gross margin for core products was 55.2% for the first thirty-nine weeks of 2012 and for the comparable period in 2011. The increase in gross profit per barrel is primarily due to an increase in the net revenue per core barrel partially offset by an increase in cost of goods sold per core products.

Cost of goods sold for core products increased to $95.65 per barrel for the thirty-nine weeks ended September 29, 2012, as compared to $92.07 per barrel for the same period last year. The increase in cost of goods sold of $3.58 per barrel is due to increases in barley, hops and other ingredients, partially offset by lower operating costs per barrel due to increased volume and efficiencies.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $14.8 million, or 12.9%, to $130.2 million for the thirty-nine weeks ended September 29, 2012, as compared to $115.4 million for the thirty-nine weeks ended September 24, 2011. The increase is primarily a result of increased investments in local marketing, advertising and point of sale, costs for additional sales personnel, as well as increased costs of freight to wholesalers. Advertising, promotional and selling expenses for core brands were 30.5% of net revenue, or $65.17 per barrel, for the thirty-nine weeks ended September 29, 2012, as compared to 31.2% of net revenue, or $64.02 per barrel, for the comparable period in 2011.

General and administrative. General and administrative expenses increased by 15.6%, or $4.9 million, to $36.6 million for the thirty-nine weeks ended September 29, 2012 as compared to the comparable period in 2011. The increase is largely driven by increases in salary and benefit costs and Alchemy & Science startup costs.

Settlement proceeds. As noted in Footnote H – Product Recall above, the Company received proceeds of $20.5 million during the second quarter of 2011, pursuant to an agreement to settle all claims regarding the 2008 product recall.

Provision for income taxes. The Company’s effective tax rate for the thirty-nine weeks ended September 29, 2012 of 37.9% was comparable to the thirty-nine weeks ended September 24, 2011 rate of approximately 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $62.8 million as of September 29, 2012 from $49.5 million as of December 31, 2011, primarily due to cash provided by operating activities, partially offset by cash provided by investing activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 29, 2012 was $64.8 million and primarily consisted of net income of $42.6 million, non-cash items of $13.0 million, and a net decrease in operating assets and liabilities of $9.2 million. Cash provided by operating activities for the thirty-nine weeks ended September 24, 2011 was $57.9 million and primarily consisted of net income of $48.3 million, which includes the $20.5 million cash payment noted in Footnote H — Product Recall above, and non-cash items of $15.8 million, partially offset by a net increase in operating assets and liabilities of $6.2 million.

The Company used $51.7 million in investing activities during the thirty-nine weeks ended September 29, 2012, as compared to $12.3 million during the thirty-nine weeks ended September 24, 2011. Investing activities primarily consisted of equipment purchases to upgrade the Company-owned breweries.

Cash provided by financing activities was $0.3 million during the thirty-nine weeks ended September 29, 2012, as compared to $46.5 million used during the thirty-nine weeks ended September 24, 2011. The $46.8 million difference in financing cash flow in 2012 from 2011 is primarily due to fewer stock repurchases under the Company’s Stock Repurchase Program and increased proceeds from exercise of stock options and related excess tax benefits of stock compensation.

During the thirty-nine weeks ended September 29, 2012, the Company repurchased approximately 120,000 shares of its Class A Common Stock for an aggregate purchase price of $12.6 million. On October 1, 2012, the Board of Directors approved an increase of $25.0 million to the previously approved $275.0 million share buyback expenditure limit, for a new limit of $300.0 million. As of September 29, 2012, the Company had repurchased a cumulative total of approximately 10.7 million shares of its Class A Common Stock for an aggregate purchase price of $264.5 million. From September 30, 2012 through October 26, 2012, the Company repurchased approximately an additional 25,000 shares of its Class A Common Stock for a total cost of $2.7 million. Through October 26, 2012, the Company has repurchased a cumulative total of approximately 10.7 million shares of its Class A Common Stock for an aggregate purchase price of $267.1 million, and had approximately $32.9 million remaining on the $300.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 29, 2012 of $62.8 million, along with future operating cash flow and the Company’s unused line of credit of $50 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

2012 and 2013 Outlook

The Company’s projected full year 2012 earnings per diluted share are estimated to be between $3.80 and $4.20. The Company’s actual 2012 earnings per diluted share could vary significantly from the current projection. The Company expects depletions growth of 8% to 12% for the fifty-two week period ending December 29, 2012 compared against the fifty-two week period ending December 31, 2011. The Company expects shipment growth of 7% to 10% for the fifty-two week period ending December 29, 2012 compared against the fifty-three week fiscal period ending December 31, 2011. The Company is targeting price increases per barrel of approximately 3%. The Company estimates aggregate inventory reduction at wholesalers participating in the Freshest Beer Program of between 100 thousand and 300 thousand case equivalents at year end compared to same time last year. Full-year 2012 gross margins are currently expected to be between 54% and 56%. The Company now estimates the full year 2012 increase in advertising, promotional and selling expense, not including any increase in freight costs for the shipment of products to the Company’s wholesalers, to be between $14 million and $18 million from the previously communicated estimate of $11 million to $15 million. Approximately $10.5 million of this increase has been incurred in the nine months ending September 29, 2012. The Company estimates startup costs of $3 million to $5 million for new brands developed by Alchemy & Science of which $2 million to $3 million are included in our full-year estimated increases in advertising, promotional and selling expenses. The Company believes that its 2012 effective tax rate will be approximately 38%.

Based on current information, the Company has narrowed its estimated 2012 capital expenditure range to $65 million to $75 million from the previously communicated estimate of $55 million to $75 million, most of which relates to continued investments in the Company’s breweries to support growth, complexity, capability and the Freshest Beer program, and additional keg purchases in support of growth.

Looking forward to 2013, based on information of which the Company is currently aware, the Company is forecasting depletion and shipment growth in the high-single digits. The Company is targeting price increases per barrel of between 1% and 2% to help offset anticipated barley, hops, other ingredients, packaging freight and processing cost pressures. Full-year 2013 gross margins are currently expected to be between 53% and 55% due to anticipated price increases not fully covering anticipated cost increases and some product mix changes. The Company intends to increase advertising, promotional and selling expenses by between $6 million and $12 million for the full year 2013, which does not include any increases in freight costs for the shipment of products to its wholesalers. The Company estimates increased investments of between $2 million to $3 million for continued investment in existing brands developed by Alchemy & Science, which are included in our full year estimated increases in advertising, promotional and selling expenses. Additional projects yet to be developed or acquired may significantly increase investments in Alchemy & Science and advertising, promotional and selling expenses. The Company intends to increase its investment in its brands in 2013 commensurate with the opportunities for growth that it sees, but there is no guarantee such increased investments will result in increased volumes. The Company estimates a full-year 2013 effective tax rate of approximately 38%.

The Company is currently evaluating 2013 capital expenditures and, based on current information, its initial estimates are between $55 million and $65 million, most of which relate to continued investments in its breweries, as well additional keg purchases. Beyond 2013, the Company anticipates an annual capital investment level of between $30 million and $45 million, including capacity expansion initiatives to accommodate expected growth. Based on information currently available, the Company believes that its capacity requirements for 2013 can be covered by the breweries it owns and existing contracted capacity at third-party brewers. The Company will provide further 2013 guidance when it presents its full-year 2012 results.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At September 29, 2012, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the nine month period ended September 29, 2012.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the nine month period ended September 29, 2012.

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

Item 4. CONTROLS AND PROCEDURES

As of September 29, 2012, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 26, 2012, the Company has repurchased a cumulative total of approximately 10.7 million shares of its Class A Common Stock for an aggregate purchase price of $267.1 million and had $32.9 million remaining on the $300 million share buyback expenditure limit.

During the thirty-nine weeks ended September 29, 2012, the Company repurchased 122,073 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to February 4, 2012	25,557	$96.73	24,346	$20,673,592
February 5, 2012 to March 3, 2012	240	31.72	—	20,673,592
March 4, 2012 to March 31, 2012	13,053	99.63	13,053	19,373,145
April 1, 2012 to May 5, 2012	6,143	98.25	6,063	18,772,967
May 6, 2012 to June 2, 2012	4,734	95.72	4,000	18,352,757
June 3, 2012 to June 30, 2012	26,207	107.99	26,207	15,522,629
July 1, 2012 to August 4, 2012	16	65.14	—	15,522,629
August 5, 2012 to September 1, 2012	—	—	—	15,522,629
September 2, 2012 to September 29, 2012	46,123	108.16	46,123	10,534,090

Total	122,073	$103.68	119,792	$10,534,090

During the thirty-nine weeks ended September 29, 2012, the Company repurchased 2,281 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of October 26, 2012, the Company had 8.8 million shares of Class A Common Stock outstanding and 4.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note D of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report
**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: November 1, 2012	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: November 1, 2012	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)