Form 10-K
period 2012-12-29
BOSTON BEER CO INC
filed 2013-02-20
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $1,010.6 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 30, 2012). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 15, 2013, there were 8,758,696 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 4,107,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting to be held on May 29, 2013 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 29, 2012

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer in the United States. In fiscal 2012, Boston Beer sold approximately 2.7 million barrels of its proprietary products (“core brands”) and brewed or packaged approximately 19,000 barrels under contract (“non-core brands”) for third parties.

During 2012, the Company sold over fifty beers under the Samuel Adams® or the Sam Adams® brand names, ten flavored malt beverages under the Twisted Tea® brand name, five hard cider beverages under the Angry Orchard ® brand name, and five beers under two brand names under its Alchemy & Science subsidiary. Boston Beer produces malt beverages and hard cider at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) and Los Angeles, California, (the “Angel City Brewery”).

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

The Company’s beers are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers, domestic specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is one of the largest brands in the Better Beer category of the United States brewing industry. In addition, AB InBev and MillerCoors have entered the Better Beer category, either by developing their own domestic specialty beers, acquiring, in whole or part, existing craft brewers, or by importing and distributing foreign brewers’ brands. The Company estimates that in 2012 the craft beer category grew approximately 11% to 13%, and the Better Beer category was up approximately 6% to 7%, while the total beer category was up approximately 1%. The Company believes that the Better Beer category is approximately 22% of United States beer consumption by volume.

The domestic beer industry, excluding Better Beers, has experienced a decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers and increased competition from wine and spirits companies. During the past thirty years, domestic light beers, which are beers with fewer calories than the brewers’ traditional beers, have experienced significant growth within the industry and now have a higher market share than traditional beers.

The Company’s Twisted Tea product line competes primarily within the flavored malt beverage (“FMB”) category of the beer industry. FMB’s, such as Twisted Tea, Smirnoff Ice®, Mike’s Hard Lemonade®, and Bud Light Lime®Lime-a-Rita are flavored malt beverages that are typically priced competitively with Better Beers. The Company believes that the FMB category comprises approximately 2% of United States beer consumption. The Company believes that the volume comprising the FMB category increased 9% in 2012 and that the increased volume in 2012 was due to the launch of Bud Light Lime® Lime-a-Rita which made up most of the category’s growth.

The Company’s Angry Orchard product line competes within the hard cider category. Hard ciders are typically priced competitively with Better Beers and may compete with beer, wine, spirits, or FMBs for drinkers. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand name ‘Strongbow’; MillerCoors under the brand name ‘Crispin Cider’ and ABI InBev under ‘Michelob Ultra Cider.’ The Company believes that the hard cider category comprises less than 0.5% of United States beer consumption and that the volume comprising the hard cider category increased 60% to 70% in 2012.

Narrative Description of Business

The Company’s business goal is to become the leading brewer in the Better Beer category by creating and offering high quality full-flavored beers. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by brewing great products, and increasing brand availability and awareness through advertising, point-of-sale, promotional programs and drinker education.

Products Marketed

The Company’s product strategy is to create and offer a world-class variety of traditional and innovative beers and other alcoholic beverages with a focus on promoting the Samuel Adams® product line. In most markets, the Company focuses its advertising and promotional dollars on Samuel Adams Boston Lager® and Samuel Adams® Seasonal Beers.

The Samuel Adams® Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but receives limited promotional support. The Small Batch Collection, Barrel Room Collection and Limited Edition Beers are produced in limited quantities and are sold at higher prices than the Company’s other products. The Twisted Tea brand family has grown each year since the product was first introduced and has established a drinker following in several markets. The Angry Orchard brand family was launched in the second half of 2011 in several markets. In 2012, the Company completed its national distribution for both Twisted Tea and Angry Orchard brand families.

The following is a list of significant continuing styles as of December 29, 2012:

Year First Introduced
Core Focus Beers
Samuel Adams Boston Lager® (“Flagship” brand)	1984
Sam Adams Light®	2001
Seasonal Beers
Samuel Adams Octoberfest	1989
Samuel Adams Winter Lager	1989
Samuel Adams Summer Ale	1996
Samuel Adams Alpine Spring	2011
Seasonal Limited Releases
Samuel Adams Porch Rocker	2012
Samuel Adams Harvest Pumpkin Ale	2010
Samuel Adams White Christmas	2012

Year First Introduced
Brewmaster’s Collection
Samuel Adams Boston Ale	1987
Samuel Adams Cream Stout	1993
Samuel Adams Cherry Wheat®	1995
Samuel Adams Black Lager	2005
Samuel Adams Irish Red	2008
Samuel Adams Blackberry Witbier	2009
Samuel Adams Coastal Wheat	2009
Samuel Adams Noble Pils	2009
Samuel Adams Latitude 48 IPA	2010
Samuel Adams Whitewater IPA	2011
Small Batch Collection
Samuel Adams Double Bock	1988
Samuel Adams Imperial White	2009
Samuel Adams Imperial Stout	2009
Samuel Adams Wee Heavy	2011
Samuel Adams Tasman Red	2011
Samuel Adams Third Voyage	2011
Samuel Adams The Vixen	2011
Samuel Adams Griffin’s Bow	2011
Samuel Adams Dark Depths	2012
Samuel Adams Norse Legend	2012
Samuel Adams Verloren	2012
Samuel Adams Cinder Bock	2012
Samuel Adams Fat Jack	2012
Samuel Adams Merry Mischief	2012
Barrel Room Collection
Samuel Adams American Kriek	2009
Samuel Adams Stony Brook Red	2009
Samuel Adams New World Tripel	2009
Samuel Adams Thirteenth Hour	2011
Limited Edition Beers
Samuel Adams Utopias®	2001
InfiniumTM	2010
Flavored Malt Beverages
Twisted Tea Hard Iced Tea	2001
Twisted Tea Raspberry Hard Iced Tea	2001
Twisted Tea Half Hard Iced Tea & Half Hard Lemonade	2003
Twisted Tea Peach Hard Iced Tea	2005
Twisted Tea Light Hard Iced Tea	2007
Twisted Tea Sun-Tea Style Hard Iced Tea	2009
Twisted Tea Blueberry Hard Iced Tea	2011
Twisted Tea Cranberry Hard Iced Tea	2012
Twisted Tea Mango Hard Iced Tea	2012
Twisted Tea Black Cherry Hard Iced Tea	2012
Hard Cider
Angry Orchard Crisp Apple Hard Cider	2011
Angry Orchard Apple Ginger Hard Cider	2011
Angry Orchard Traditional Dry Hard Cider	2011
Angry Orchard Iceman Hard Cider	2012
Angry Orchard Strawman Hard Cider	2012

Certain products may be produced at select times during the year solely for inclusion in the Company’s variety packs. During 2012, Samuel Adams Mighty Oak Ale, was brewed and included in the Samuel Adams Brewers Choice Variety Mix Pack, Samuel Adams Belgian Session and Samuel Adams East West Kolsh were brewed and included in the Summer Styles variety pack, Samuel Adams Dunkelweizen and Samuel Adams Hazel Brown Ale were brewed and included in the Harvest Collection variety pack and Samuel Adams Chocolate Bock, Samuel Adams Old Fezziwig® Ale and Samuel Adams Holiday Porter were brewed and included in the Samuel Adams Winter Classics variety pack.

During 2012, the Company released Samuel Adams IPA Hopology Variety Mix Pack, a specialty variety pack which included Samuel Adams Latitude 48 IPA, Samuel Adams Whitewater IPA and Samuel Adams Grumpy Monk Belgian IPA along with three Small Batch IPA beers, Samuel Adams Dark Depths, Samuel Adams Tasman Red and Samuel Adams Third Voyage. Also, the Company released Samuel Adams Hop Tour Variety Six Pack, a specialty variety six pack which included Samuel Adams Latitude 48 IPA and Samuel Adams Whitewater IPA and Samuel Adams Noble Pils.

Also during 2012, the Company released a variety of specialty draft beers brewed in limited quantities for its Single Batch Series, festivals and Beer Week celebrations.

In 2012, the Company completed its national rollout for both the Twisted Tea and Angry Orchard brand families. The company believes the gross profits from these brands have helped the Company increase its investment in Samuel Adams and have built a stronger Boston Beer brand portfolio with wholesalers and retailers. The Company will continue to look for complementary opportunities to leverage its capabilities, provided that they do not distract from its primary focus on its Samuel Adams brand.

The Company continually evaluates the performance of its various beers, flavored malt beverages and hard cider styles and the rationalization of its product line, as a whole. Periodically, the Company discontinues certain styles, Samuel Adams Pale Ale and HardCore cider were discontinued during 2012. Certain styles discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

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

In late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science, headed by Alan Newman, founder of Magic Hat Brewing, as a craft brew incubator headquartered in Burlington, Vermont. The mission of Alchemy & Science is to find new opportunities in craft brewing which may be geographical or stylistic and some may be with existing breweries or brewpubs. Alchemy & Science will be looking for unique brewing techniques and ingredients, as well as hunting for ancient or new recipes and beer styles to develop and introduce to beer lovers, and will have the brewing talents and broad resources of the Company as it looks for opportunities around the country. During the first quarter of 2012, Alchemy and Science purchased the assets of Southern California Brewing Company, Inc., a Los Angeles based craft brewer doing business as Angel City Brewing Company. During 2012, Angel City Brewery launched two new beers, Angeleno IPA and Eureka Wit on draft in the Los Angeles market, and the Angel City Brewery and Beer Hall in downtown Los Angeles opened to the public in the first quarter of 2013. Also during 2012, Alchemy & Science formed

House of Shandy (later renamed Traveler Beer Co.) which rolled out in test markets with its Curious Traveler and Tenacious Traveler shandy style beers. The Traveler Beer Co. is likely to roll-out more markets in 2013. These projects have had minimal sales to date.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 340 wholesale distributors. These distributors, in turn, sell the products to retailers, such as pubs, restaurants, grocery, convenience stores, package stores, stadiums and other retail outlets, where the products are sold to drinkers. With few exceptions, the Company’s products are not the primary brands in distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the drinker’s business, competes with other brewers for a share of the distributor’s attention, time and selling efforts.

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean, the Pacific Rim and Mexico. During 2012, the Company’s largest customer accounted for approximately 6% of the Company’s net sales. The top three customers accounted for approximately 12%, collectively. In some states, the terms of the Company’s contracts with its distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its distributors.

Most core brands are shipped within days of completion and there has not been any significant product order backlog. The Company has historically received most of its orders in the first week of a month for products to be shipped the following month and would carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory.

In an effort to reduce both the time and temperature the Company’s beers’ experience at wholesaler warehouses before reaching the market, the Company introduced its Freshest Beer Program with domestic wholesalers in several markets in late 2010. The goal of the Freshest Beer Program is to provide better on-time service, forecasting, production planning and cooperation with the wholesalers, while substantially reducing inventory levels at the wholesaler. At December 29, 2012, the Company had 89 wholesalers participating in the program at various stages of inventory reduction, which constitutes over 59% of its volume. The Company believes that by the end of 2013 between 65% and 75% of its volume will be in the Freshest Beer Program. The Company successfully reduced the inventories of participating wholesalers by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 50,000, 133,000 and 241,000 case equivalents in 2010, 2011 and 2012, respectively, when measured at the end of the year, which historically has been the low point of the year for wholesaler inventories. The wholesaler ordering process has changed significantly for wholesalers that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment. There are various risks associated with the Freshest Beer Program that are discussed in Risk Factors below.

During 2012, Boston Beer had a sales force of approximately 330 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry hops, barley and other samples to educate wholesale and retail buyers about the quality and taste of the Company’s beers. The Company has developed strong relationships with its distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

The Company launched a philanthropic program in 2008 called Samuel Adams Brewing the American Dream®. Partnering with ACCION USA, the nation’s largest non-profit micro-lender, the program is designed to provide low to moderate income small business owners in the food, beverage and hospitality industries with small loans and support through training and “speed coaching” programs. Since its inception, the Samuel Adams Brewing the American Dream fund at ACCION has made loans of over $1.9 million to over 200 small business owners and craft brewers.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers. These ingredients include:

Malt.    The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2012 barley crop in the United States and Canada was consistent with ten-year averages overall in terms of quality and quantity. The 2011, barley crop in the United States and Canada was slightly below ten-year averages overall in terms of quality and quantity. The 2012 and 2011 barley crop prices were significantly above the comparable averages. The Company purchased most of the malt used in the production of its beer from two major suppliers during 2012. The Company currently has a multi-year contract with one supplier, but also believes that there are other malt vendors available that are capable of supplying its needs.

Hops.    The Company uses Noble hops varieties for most of its Samuel Adams® beers. Noble hops are produced in several specific growing areas recognized for growing hops with superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in many of the Company’s ales and United States hops, namely Ahtanum, Cascade and Simcoe are used in certain of the Companys ales and lagers. The Company enters into purchase commitments with six hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German and Czech hops, in Pounds Sterling for the English hops and in US Dollars for United States hops. The Company does not currently hedge its forward currency commitments. The crops harvested in 2012 were consistent with historical averages in terms of both quality and quantity for most hop varieties and the Company expects to realize near full delivery on hops that were contracted for. While under-delivery occurred with some niche varieties, this under-delivery was not significant and is not expected to impact the production of the Company’s beers. The Company attempts to maintain approximately two year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

Yeast.    The Company maintains a supply of proprietary strains of yeast used in its breweries. Since these yeasts would be impossible to duplicate if destroyed, the Company maintains secure supplies in several locations and the strains are stored and protected at an outside laboratory.

Apples.    The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are purchased from European suppliers and include bittersweet apples from France and culinary apples from Italy. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. During 2012, the Company experienced shortages of apples that impacted the timing of shipments of ciders to wholesalers. In late 2012, the Company entered into purchase commitments with apple suppliers, designed to cover its 2013 needs. The Company is evaluating entering into multiple year contracts for apples with various suppliers.

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

Quality Assurance

As of December 29, 2012, the Company employed over fifteen brewmasters to monitor the Company’s brewing operations and control the production of its beers and ciders. Extensive tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams beer, Twisted Tea flavored malt beverage and Angry Orchard hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle and keg of its Samuel Adams® products in order to ensure that its customers enjoy only the freshest beer. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

During 2012, the Company brewed and packaged approximately 90% of its core brand volume at Company-owned breweries. The Company had capital investments in 2012 of approximately $67 million to invest in efficiency projects, support the increasing complexity of its portfolio and the Freshest Beer Program, and to expand the quality, capacity and capabilities of its breweries to meet anticipated future growth. The Company expects to invest between $70 million and $85 million in 2013, after which capital investment should return to a level of between $30 million and $50 million, including capacity expansion initiatives to accommodate expected growth; however, the actual amount spent may well be different from these estimates. Under this capital plan, along with expanding the Company’s use of production arrangements with third parties, the Company believes it should be able to support the projected growth in 2013. The Company continues to evaluate capacity optimization at its breweries and the potential significant capital required for expansion of absolute capacity at its existing breweries.

The Company-owned breweries are located in Breinigsville, Pennsylvania (“Pennsylvania Brewery”), Cincinnati, Ohio “Cincinnati Brewery”), Boston, Massachusetts (“Boston Brewery”) and Los Angeles, California, (the “Angel City Brewery”). The Pennsylvania and Cincinnati Breweries produce the full range of the Company’s core brands and produce most of the Company’s shipment volume. The Pennsylvania Brewery is the Company’s largest brewery and the Cincinnati Brewery is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Boston Brewery’s production is mainly for developing new types of innovative and traditional beers and brewing and packaging beers in the Samuel Adams Barrel Room Collection and certain keg beers for the local market. The Angel City Brewery production currently supports draft accounts in the Los Angeles market and on-premise consumption at its beer hall. Product development entails researching market needs and competitive products, sample brewing and market taste testing. Most of the Company’s Samuel Adams beers are produced at the Boston Brewery in the course of each year.

The Company currently has a brewing and packaging services agreement with City Brewing Company, LLC, to produce its products at facilities in Latrobe, Pennsylvania and La Crosse, Wisconsin and an agreement with Pleasant Valley Wine Company to brew and/or package at facilities in Hammondsport, New York. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, excise taxes and deposits for pallets and kegs and specialized equipment required to brew and package the Company’s beers.

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

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers and imported beers with similar pricing and target drinkers. The Company anticipates competition and innovation among domestic craft brewers to remain strong, as craft brewers experienced their eighth successive year of growth in 2012 and there were many new startups. The Company estimates there are approximately 3,600 breweries in operation or in the planning stages up from approximately 420 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, expanding geographically, adding more SKUs and styles, as distributors and retailers are promoting and making more shelf space available for more craft beer brands.

Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States and have gained market share over the last ten years. These import competitors may have substantially greater financial resources, marketing strength and distribution networks than the Company. The two largest brewers in the United States, MillerCoors and AB InBev, have entered the Better Beer category with domestic specialty beers, either by developing their own beers, acquiring, in whole or part, existing craft brewers, importing and distributing foreign brewers’ brands or increasing their development and marketing efforts on their own domestic specialty beers that might compete in the Better Beer category.

In June 2012, AB InBev agreed to purchase an additional 50% interest in the Mexican brewer Grupo Modelo, owner of Corona and other imported brands for $20.1 billion, which if completed would result in AB InBev’s 100% ownership of Grupo Modelo. This acquisition is currently the subject of a complaint filed by the U.S. Department of Justice Anti-Trust Division.

The Company’s products also compete with other alcoholic beverages for drinker attention and consumption. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up in order to position its beers competitively with wine and spirits.

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

The Company’s Angry Orchard ciders compete within the hard cider category. This category is small but growing and highly competitive and includes large international competitors and many small regional and local hard cider companies.

Regulation and Taxation

The alcoholic beverage industry is regulated by federal, state and local governments. These regulations govern the production and distribution of alcoholic beverages, including permitting, licensing, marketing and advertising, distributor relationships, sales, environmental, and occupational health and safety issues. To operate its breweries, the Company must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies.

Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. The federal excise tax on malt beverages is $18 per barrel, on hard cider (with alcohol by volume of 7% or less) is $0.226 per gallon and on artificially carbonated wine (hard cider with alcohol by volume greater than 7%) is $3.30 per gallon. States levy excise tax at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Trademarks

The Company has obtained United States Trademark Registrations for over 90 trademarks, including Samuel Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Utopias®, Twisted Tea®, Angry Orchard ® and Samuel Adams Brewing the American Dream ®. It also has a number of common law marks, including Infinium™. The Samuel Adams trademark, the Samuel Adams Boston Lager trademark, the design logo of Samuel Adams, the Twisted Tea trademark and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its Samuel Adams family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

Environmental, Health and Safety Regulations and Operating Considerations

The Company’s operations are subject to a variety of extensive and changing federal, state and local environmental and occupational health and safety laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Environmental laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that any costs arising from existing environmental laws will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company has adopted various policies and procedures intended to ensure that its facilities meet occupational health and safety requirements. The Company believes that it currently is in compliance with applicable requirements and will continue to endeavor to remain in compliance. There can be no assurances, however, that new and more restrictive requirements might not be adopted, compliance with which might have a material, adverse financial effect on the Company and its operating results, or that such policies and procedures will be consistently followed and be sufficient to prevent serious accidents.

As part of its efforts to be environmentally friendly, the Company has reused its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, and retailer, distributor and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue its current used glass practices.

Employees

As of December 29, 2012, the Company employed approximately 950 people, of which approximately 79 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions with one contract expiring in 2015 and two expiring in 2017. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the large number of craft brewers with similar pricing and target drinkers and gains in market share achieved by domestic specialty beers and imported beers, a number of which are now promoted or imported by the two largest domestic brewing companies, AB InBev and MillerCoors. The Company faces strong competition from these two brewers as they introduce new domestic specialty brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Samuel Adams is one of the largest brands in the Better Beer category of the United States brewing industry. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their eighth successive year of growth in 2012 and there were many new startups. In 2012, the Company estimates there are approximately 3,600 breweries in operation or in the planning stages up from approximately 420 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, expanding geographically, adding more SKUs and styles as distributors and retailers are promoting and making more shelf space available for more craft beer brands. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share.

The Company’s products, including its Twisted Tea and Angry Orchard products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including Corona®, Heineken®, AB InBev and MillerCoors, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Further, in recent years, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation are the domestic joint venture between SABMiller and Molson Coors and the acquisition of Anheuser Busch by InBev, both of which occurred in 2008, the acquisition of FEMSA Cerveza by Heineken in 2010, and the planned acquisition of Grupo Modelo by AB InBev. Due to the increased leverage that these combined operations will have, the costs to the Company of competing could increase and the availability of brewing capacity could be reduced. The potential also exists for MillerCoors, AB InBev and Heineken to increase their influence with their distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

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

Prior to 2008, the Company pursued a production strategy that combined the capacity at the Cincinnati Brewery that was acquired in 1997, with significant production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others allowed the Company to utilize excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. The Company purchased the Pennsylvania Brewery in June 2008. As a result, the volume of core brands brewed at Company-owned breweries increased from approximately 35% in 2007 to virtually all of its volume in 2012.

In 2012, the Company brewed its flagship beer, Samuel Adams Boston Lager, at each of its breweries, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager. The Company expects to brew almost all of its core brands volume in 2013 at its Company-owned breweries and to have less reliance on brewing services arrangements with third parties. This increased reliance on its own breweries exposes the Company to capacity constraints, as these breweries are operating close to current capacity in peak months. Nevertheless, management believes that it has secured sufficient alternatives for most of its brands and packages in the event that production at any of its brewing locations is interrupted or discontinued, although it may not be able to maintain its current economics if such a disruption were to occur and it might experience interruptions to supply. Potential disruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures or operational shut downs.

The combination of the Company’s recent growth, increased product complexity, and its reliance on its own breweries, continues to increase the operating complexity of the Company’s business. There can be no assurance that the Company will effectively manage such increasing complexity, without experiencing planning failures, operating inefficiencies, control deficiencies or other issues that could have a material adverse effect on the Company’s business. The growth of the Company, changes in operating procedures and increased complexity, are also requiring significant capital investment.

While the Company has shifted its production to its own breweries, it continues to avail itself of capacity at third-party breweries. During 2012, the Company brewed and/or packaged certain products under service contracts at facilities located in Latrobe, Pennsylvania and Hammondsport, New York. In selecting third party breweries for brewing services arrangements, the Company carefully weighs brewery’s (i) capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. To the extent that the Company needs to avail itself of third party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries or an unexpected decline in the brewing capacity available to it, either of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

As the brewing industry continues to consolidate, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, and their ability or willingness to meet the Company’s needs, has become a more significant concern and there are no guarantees that the Company’s brewing needs will be met. The Company continues to work with all of the breweries at which it might brew its products in an attempt to minimize any potential interruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production or distribution costs, and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations or an unexpected interruption at one of the Company-owned breweries would likely cause significant disruption, increased costs and, potentially, lost sales.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 97% of its beer is sold, the Company sells its beer to independent beer distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with approximately 340 wholesale distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of the Company’s products. No assurance can be given that the Company will be able to maintain its current distribution network or secure additional distributors on terms favorable to the Company.

Contributing to distribution risk is the fact that the Company’s distribution agreements are generally terminable by the distributor on short notice. While these distribution agreements contain provisions giving the Company enforcement and termination rights, some state laws prohibit the Company from exercising these contractual rights. The Company’s ability to maintain its existing distribution agreements may be adversely affected by the fact that many of its distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If the Company’s existing distribution agreements are terminated, it may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

The Company Expects That the Freshest Beer Program Will Adversely Affect Short-term Operating Results and Cash Flow During Implementation and Could Disrupt the Company’s Business.

In late 2010, the Company started a Freshest Beer Program with domestic wholesalers in different markets to reduce both the time and temperature the Company’s beers experience at wholesaler warehouses before reaching the market. Historically, wholesalers carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with the wholesalers. At December 29, 2012, the Company had 89 wholesalers participating in the program at various stages of inventory reduction. The Company has over 59% of its volume on the Freshest Beer Program and believes this could reach 65 to 75% by the end of 2013. The Company successfully reduced the inventories of participating wholesalers by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 50,000, 133,000 and 241,000 case equivalents in 2010, 2011 and 2012 respectively when measured at the end of the year, which historically has been the low point of the year for wholesaler inventories. The wholesaler ordering process has changed significantly for wholesalers that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment and posed much greater challenges for forecasting and production planning. Also, changes to the wholesaler ordering process has increased the complexity of the Company’s revenue recognition for shipments to wholesalers that participate in the Freshest Beer Program.

It is possible that the Freshest Beer Program may not ultimately be successful; that its costs of implementation may exceed the value realized or that the outcome of such inventory reductions may prove detrimental to the Company’s business trends and ability to execute at retail. The Company may encounter unexpected problems with forecasting, accounting, production and wholesaler cooperation. These issues could lead to shortages and out of stocks of the Company’s products at the wholesaler and retailer levels, result in increased costs, negatively impact wholesaler relations, and/or delay the Company’s implementation of this program.

Because the Company is still in the process of rolling out the Freshest Beer Program, there necessarily remain implementation and execution issues to be addressed. As a result, the Company currently cannot predict with any precision the long-term success of this program, the scope of its further implementation in 2013 or the full extent of the costs or business impacts associated with the program that might be incurred. The Company currently believes the program will, in the long term, be beneficial to its business, but there can be no assurances that this result will be achieved or, if achieved, to what extent.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess Inventory Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt, hops, barley and other ingredients, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from two major suppliers during 2012. The Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

The Company predominantly uses Noble hops for its Samuel Adams lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, along with United States hops are used in most of the Company’s ales. The Company enters into purchase commitments with six hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the Company’s needs. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the use of fertilizers and pesticides that do not conform to United States regulations, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain approximately two year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are purchased from European suppliers and include bittersweet apples from France and culinary apples from Italy. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. During 2012, the Company experienced shortages of apples that impacted shipments to wholesalers. In late 2012, the Company entered into purchase commitments with apple suppliers, designed to cover its 2013 needs. The Company is evaluating entering into multiple year contracts for apples with various suppliers.

Historically, other than the apple shortages discussed above, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers, although the Company has had to pay significantly above historical prices to secure supplies when inventory and supply have been tight. Although the Company believes that there are alternate sources available for some of the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured.

The Company’s contracts for certain hops and apples that are payable in Euros and Pounds Sterling, and therefore, the Company is subject to the risk that the Euro or Pound may fluctuate adversely against the U.S. dollar. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s results of operations, cash flows and financial position. Currently, the cost of hops is approximately 3% of the Company’s product cost. The cost of hops has greatly increased in recent years due to exchange rate changes and the rising market price of hops, and continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet demand. The Company also buys some other ingredients and capital equipment from foreign suppliers for which the Company also carries exposure to foreign exchange rate changes.

The Company’s accounting policy for hop inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed management’s expected future usage. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains multiple sources of supply for most of its packaging materials, such as shipping cases, six-pack carriers and crowns. Currently, glass and labels for core brands are each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of the Company’s glass or other packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated at time of renewal. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years.

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

Changes in tax, environmental and other regulations or failure to comply with existing licensing, trade or other regulations could have a material adverse effect on the Company’s financial condition.

The Company’s business is highly regulated by federal, state and local laws and regulations regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental impact of operations and other matters. These laws and regulations are subject to frequent reevaluation, varying interpretations and political debate and inquiries from governmental regulators charged with their enforcement. Failure to comply with current or changes to existing laws and regulations relating to the Company’s operations or in the payment of taxes or other fees could result in the loss, revocation or suspension of the Company’s licenses, permits or approvals, and could have a material adverse effect on the ability of the Company’s business, financial condition and results of operations.

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

The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations. In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results. See Item 3 – Legal Proceedings below.

The Class B Shareholder Has Significant Influence over the Company

The Company’s Class A Common Stock is not entitled to any voting rights, except for the right as a class to approve certain mergers and charter and by-law amendments and to elect a minority of the directors of the Company. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are currently decided by C. James Koch, Chairman of the Board of Directors of the Company, as the holder of 100% of the outstanding shares of the Company’s Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors, approval of equity-based and other executive compensation and other significant corporate and governance matters, such as approval of the Company’s independent registered public accounting firm. This could have the effect of delaying or preventing a change in control of the Company and makes most material transactions difficult or impossible to accomplish without the support of Mr. Koch. In addition, Mr. Koch could transfer some shares of the Class B Common Stock to others, which could impact the nature of the control currently held by him as the sole holder of the Class B Common Stock.

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

The Company has significantly increased the number of commercially available beers, FMBs and ciders. Since 2010, the Company has introduced over 30 new beers under the Samuel Adams brand name. During 2012, the Company completed its national distribution for both Twisted Tea and Angry Orchard brand families and added additional styles. Also during 2012, Alchemy & Science purchased the assets of Southern California Brewing Company, Inc., a Los Angeles based craft brewer doing business as Angel City Brewing Company, which includes a small brewery and a beer hall where beer will be sold and consumed on premise. In addition, Alchemy & Science launched five beers under two brand names and the Company expects Alchemy & Science to roll out additional brands in 2013. These additional brands along with the increases in activity for existing brands have added to the complexity of the Company’s beer and cider development process as well as its brewing, packaging, marketing and selling processes. The Company does not have experience with managing this number of brands and products and has limited experience with integrating acquired brands or operating beer halls. There can be no assurance that the Company will effectively manage such increased complexity without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2012 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices in approximately 42,400 square feet of leased space located in Boston, Massachusetts, the initial term of which is set to expire in 2017. The Company also leases a small sales office in California and an office in Vermont.

The Company maintains a brewery and tour center in Boston, Massachusetts in approximately 37,000 square feet of leased space. The current term of the lease for this facility will expire in 2019.

The Company owns approximately 69 acres of land in Breinigsville, Pennsylvania, on which the Company’s Pennsylvania Brewery is located. The buildings on this property consist of approximately 853,000 square feet of brewery and warehouse space.

The Company leases approximately 48,650 square feet of space in Los Angeles, California which includes a small brewery, beer hall and tour center. The current term of the lease for this facility will expire in 2021.

The Company owns approximately 10 acres of land in Cincinnati, Ohio, on which the Company’s Cincinnati Brewery is located. The buildings on this property consist of approximately 128,500 square feet of brewery and warehouse space.

The Company owns 52.7 acres of vacant land in Freetown, Massachusetts which is currently on the market for sale.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3.	Legal Proceedings

In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery subsequently ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”) which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by

High Falls Brewery Company, LLC to the Company, although the likelihood of collection of such award is in doubt. In August 2011, the district court granted the previous owner’s motion to dismiss the interference claim, and in June 2012 the court denied a motion to amend that claim. The Company filed an appeal of those rulings in September 2012, which is pending.

The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The graph set forth below shows the value of an investment of $100 on January 1, 2008 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”), the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) and a custom peer group which consists of Molson Coors Brewing Company and Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Inc.), the two remaining U.S. publicly-traded brewing companies (“Peer Group”), for the five years ending December 29, 2012.

			ANNUAL RETURN PERCENTAGE Years Ending

Company Name / Index		12/27/08	12/26/09	12/25/10	12/31/11	12/29/12
The Boston Beer Company, Inc.		-29.02	74.93	109.16	10.88	23.85
S&P 500 Index		-39.54	32.21	13.82	2.18	14.07
S&P 500 Beverages Index		-19.85	26.05	17.63	7.30	7.16
Peer Group		-8.90	-2.75	18.03	-12.09	1.43

	Base Period 12/29/07		INDEXED RETURNS Years Ending
Company Name / Index		12/27/08	12/26/09	12/25/10	12/31/11	12/29/12
The Boston Beer Company, Inc.	100	70.98	124.16	259.71	287.96	356.63
S&P 500 Index	100	60.46	79.93	90.98	92.97	106.05
S&P 500 Beverages Index	100	80.15	101.03	118.84	127.51	136.64
Peer Group	100	91.10	88.59	104.57	91.93	93.24

Peer Group Companies
Craft Brewers Alliance Inc
Molson Coors Brewing Co

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2012	High	Low
First Quarter	$106.79	$94.52
Second Quarter	$121.00	$98.31
Third Quarter	$127.98	$100.96
Fourth Quarter	$139.24	$105.19

Fiscal 2011	High	Low
First Quarter	$97.66	$85.19
Second Quarter	$94.86	$80.01
Third Quarter	$92.31	$73.50
Fourth Quarter	$112.88	$72.13

There were 13,075 holders of record of the Company’s Class A Common Stock as of February 15, 2013. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 15, 2013, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $147.53.

Class A Common Stock

At December 29, 2012, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 8,703,670 were issued and outstanding. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 29, 2012, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 4,107,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 15, 2013, C. James Koch, the Company’s Chairman, was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

On October 1, 2012, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $275.0 million to $300.0 million. As of December 29, 2012, the Company has repurchased a cumulative total of approximately 10.7 million shares of its Class A Common Stock for an aggregate purchase price of approximately $269.9 million.

During the twelve months ended December 29, 2012, the Company repurchased 165,192 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to February 4, 2012	25,557	$96.73	24,346	$20,673,592
February 5, 2012 to March 3, 2012	240	31.72	—	20,673,592
March 4, 2012 to March 31, 2012	13,053	99.63	13,053	19,373,145
April 1, 2012 to May 5, 2012	6,143	98.25	6,063	18,772,967
May 6, 2012 to June 2, 2012	4,734	95.72	4,000	18,352,757
June 3, 2012 to June 30, 2012	26,207	107.99	26,207	15,522,629
July 1, 2012 to August 4, 2012	16	65.14	—	15,522,629
August 5, 2012 to September 1, 2012	—	—	—	15,522,629
September 2, 2012 to September 29, 2012	46,123	108.16	46,123	10,534,090
September 30, 2012 to November 3, 2012	25,025	107.04	25,000	32,857,424
November 4, 2012 to December 1, 2012	—		—	32,857,424
December 2, 2012 to December 29, 2012	20,400	137.23	20,400	30,057,894

Total	167,498	$108.27	165,192	$30,057,894

Of the shares that were purchased during the period, 2,306 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 29 2012	Dec. 31 2011 (53 weeks)	Dec. 25 2010	Dec. 26 2009	Dec. 27 2008
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$628,580	$558,282	$505,870	$453,446	$449,554
Less recall returns	—	—	—	—	13,222
Less excise taxes	48,358	45,282	42,072	38,393	37,932

Net revenue	580,222	513,000	463,798	415,053	398,400
Cost of goods sold	265,012	228,433	207,471	201,235	205,040
Recall related costs	—	—	—	—	9,473

Gross profit	315,210	284,567	256,327	213,818	183,887
Operating expenses:
Advertising, promotional and selling expenses	169,306	157,261	135,737	121,560	132,901
General and administrative expenses	50,171	43,485	39,112	36,938	34,988
Impairment of long-lived assets	149	666	300	1,049	1,936
Settlement proceeds	—	(20,500)	—	—	—

Total operating expenses	219,626	180,912	175,149	159,547	169,825

Operating income	95,584	103,655	81,178	54,271	14,062
Other (expense) income, net	(67)	(155)	(70)	96	1,778

Income before provision for income taxes	95,517	103,500	81,108	54,367	15,840
Provision for income taxes	36,050	37,441	30,966	23,249	7,752

Net income	$59,467	$66,059	$50,142	$31,118	$8,088

Net income per share — basic	$4.60	$5.08	$3.67	$2.21	$0.58
Net income per share — diluted	$4.39	$4.81	$3.52	$2.17	$0.56
Weighted average shares outstanding — basic	12,796	13,012	13,660	14,059	13,927
Weighted average shares outstanding — diluted	13,435	13,741	14,228	14,356	14,341

Balance Sheet Data:
Working capital	$73,448	$58,674	$39,805	$39,244	$1,797
Total assets	$359,484	$272,488	$258,530	$262,936	$219,757
Total long-term obligations	$25,499	$20,694	$20,743	$15,995	$12,672
Total stockholders’ equity	$245,091	$184,745	$165,588	$173,155	$140,028

Statistical Data:
Barrels sold	2,746	2,484	2,272	2,222	2,341
Net revenue per barrel	$211	$207	$204	$187	$170

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Boston Beer Company is engaged in the business of producing and selling alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its beers and ciders to distributors, who in turn sell the products to retailers and drinkers.

The Company’s beers compete primarily in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. The Company estimates that in 2012 the craft beer category grew approximately 11% to 13%, while the Better Beer category was up approximately 6% to 7%, while the total beer category was up approximately 1%. The Company believes that the Better Beer category is approximately 22% of United States beer consumption by volume. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category. Depletions of the Company’s beers and ciders, or distributor sales to retailers, increased approximately 12% in 2012 from the comparable 52 week period in the prior year.

Outlook

Year-to-date depletions reported to the Company for 6 weeks ended February 9, 2013 are estimated by the Company to be up approximately 15% from the comparable period in 2012.

The Company is targeting earnings per diluted share for 2013 of between $4.70 and $5.10, but actual results could vary significantly from this target. The Company is currently planning that 2013 depletions and shipments growth will be approximately 10% to 15%. The Company believes that the competitive pricing environment will be challenging and is planning pricing increases of approximately 1% to 2% to partially offset cost pressures. Full-year 2013 gross margins are currently expected to be between 53% and 55% due to anticipated price increases not fully covering cost pressures and some product mix changes. The Company intends to increase advertising, promotional and selling expenses of between $18 million and $26 million for the full year 2013 primarily due to planned increased investments behind our brands and these increases exclude increases in freight costs for the shipment of products to the Company’s wholesalers. The Company estimates increases of $2 million to $4 million for continued investment in existing brands developed by Alchemy & Science, which are included in our full year estimated increases in advertising, promotional and selling expenses. Additional projects yet to be developed or acquired may significantly increase investments in Alchemy & Science and advertising, promotional and selling expenses. The Company believes that its 2013 effective tax rate will be approximately 38%.

The Company is continuing to evaluate 2013 capital expenditures and, based on current information, its initial estimates are between $70 million and $85 million, most of which relate to continued investments in its breweries, as well additional keg purchases. The Company anticipates an annual capital investment level after 2013 to be between $30 million and $50 million, including capacity expansion initiatives to accommodate expected growth; however, the actual amount spent may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2013 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Sam Adams®, Twisted Tea®, Angry Orchard®, House of Shandy®, and Angel City Brewery® trademarks. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s net revenues.

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Year Ended
	Dec. 29 2012	Dec. 31 2011 (53 weeks)	Dec. 25 2010
	Barrels Sold (in thousands)
Core brands	2,727	2,471	2,259
Non-core products	19	13	13

Total barrels	2,746	2,484	2,272

	Percentage of Net Revenue
Net revenue	100%	100.0%	100.0%
Cost of goods	45.7	44.5	44.7

Gross profit	54.3	55.5	55.3
Advertising, promotional and selling expenses	29.2	30.7	29.3
General and administrative expenses	8.7	8.5	8.4
Impairment of long-lived assets	—	0.1	0.1
Settlement proceeds	—	(4.0)	—

Total operating expenses	37.9	35.3	37.8
Operating income	16.4	20.2	17.5
Interest income, net	0.0	0.0	0.0
Other (expense) income, net	0.0	0.0	0.0

Income before provision for income taxes	16.4	20.2	17.5
Provision for income taxes	6.2	7.3	6.7

Net income	10.2%	12.9%	10.8%

Year Ended December 29, 2012 (52 weeks) Compared to Year Ended December 31, 2011 (53 weeks)

Fiscal periods.    The 2012 fiscal year consisted of 52 weeks as compared to 53 weeks in fiscal 2011 and 52 weeks in fiscal 2010.

Net revenue.    Net revenue increased by $67.2 million, or 13.1%, to $580.2 million for the year ended December 29, 2012, from $513.0 million for the year ended December 31, 2011. This increase was due primarily to an increase in core brand shipment volume and pricing gains.

Volume.    Total shipment volume increased by 10.6% to 2,746,000 barrels for the year ended December 29, 2012, as compared to 2,484,000 barrels for the year ended December 31, 2011, due to an increase in core brand shipments. Shipment volume for the core brands increased by 10.4% to 2,727,000 barrels, due primarily to increases in Angry Orchard,, Twisted Tea and Samuel Adams Seasonals, offset by declines in some other Samuel Adams styles.

Fiscal year shipments volume increases for core brands of 10.3% were lower than the 52 week depletions increases of approximately 12% primarily due to the additional shipping week in fiscal 2011. The Company believes wholesaler inventory levels at December 29, 2012 were at appropriate levels. Inventory at wholesalers participating in the Freshest Beer Program was lower by an estimated 241,000 cases at December 29, 2012 compared to December 31, 2011, reducing reported earnings per diluted share by approximately $0.08 for the 2012 fiscal year.

Net selling price.    The net selling price per barrel for core brands increased by 2.5% to $212.37 per barrel for the year ended December 29, 2012, as compared to $207.26 for the same period last year. This increase in net selling price per barrel is primarily due to price increases taken in 2012, partially offset by the change in accounting treatment for certain customer programs and incentives costs.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its core brands in kegs, bottles, and in cans for certain Twisted Tea styles. Assuming the same level of production, a shift in the mix from bottles and cans to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 0.5% to 73.5% of total shipments for the year ended December 29, 2012 as compared to 2011.

Gross profit.    Gross profit for core brands was $115.50 per barrel for the year ended December 29, 2012, as compared to $115.08 for the year ended December 31, 2011. Gross margin for core brands was 54.4% for the year ended December 29, 2012, as compared to 55.5% for the year ended December 31, 2011. The increase in gross profit per barrel of $0.42 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $96.87 per barrel, or 45.6% as a percentage of net revenue, for the year ended December 29, 2012, as compared to $92.18 per barrel, or 44.5% as a percentage of net revenue, for the year ended December 31, 2011. The 2012 increase in cost of goods sold for core brands of $4.70 per barrel is primarily due to increases in barley, hops and other ingredients combined with increased customer programs and incentives costs.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.    Advertising, promotional and selling expenses increased by $12.0 million, or 7.7%, to $169.3 million for the year ended December 29, 2012, as compared to $157.3 million for the year ended December 31, 2011. The increase is primarily as a result of increased investments in advertising and local marketing of $6.2 million, increased size of the sales force and increased salaries, benefits and operating costs of $3.8 million, as well as increased freight expenses to wholesalers of $5.3 million. Advertising, promotional and selling expenses for the year ended December 29, 2012 exclude approximately $6.3 million in payments for certain customer programs and incentives for the full year that in the fourth quarter of 2012 were classified as reductions in revenue. These brand investments have historically been recorded as advertising, promotional and selling expenses.

Such expenses for core brands were 29.2% of net revenue, or $62.09 per barrel, for the year ended December 29, 2012, as compared to 30.7% of net revenue, or $63.64 per barrel, for the year ended December 31, 2011. The decrease in advertising, promotional and selling expenses per barrel and as a percentage of net revenue are primarily a result of advertising, promotional and selling expenses increasing at a slower rate than increases in core shipment volume. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative.    General and administrative expenses increased by $6.7 million, or 15.4%, to $50.2 million in 2012 as compared to 2011, driven by increases in salary and benefit costs and Alchemy & Science startup costs.

Impairment of long-lived assets.    During 2012, the Company incurred impairment charges of $149,000 based upon its review of the carrying values of its property, plant and equipment, compared to $666,000 of impairment charges in 2011.

Stock-based compensation expense.    For the year ended December 29, 2012, an aggregate of $6.5 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation increased by $0.3 million in 2012 compared to 2011, primarily due to increased fair value of options and awards granted during 2012.

Provision for income taxes.    The Company’s effective income tax rate for the year ended December 29, 2012 increased to 37.7% from the 2011 rate of 36.2%. This increase in the effective tax rate is primarily due to the favorable state tax settlement in 2011 and higher pre-tax income in 2011 with no corresponding increase in non-deductible expenses .

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

Liquidity and Capital Resources

Cash increased to $74.5 million as of December 29, 2012 from $49.5 million as of December 31, 2011, primarily due to increased cash flows from operating activities, which was mostly offset by purchases of property plant and equipment totaling $66.0 million and stock repurchases of $18.0 million.

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

Cash provided by operating activities in 2012 totaled $95.3 million and primarily consisted of net income of $59.5 million, and non-cash items of $21.2 million, and a net decrease in operating assets and liabilities of $14.7 million. Cash provided by operating activities in 2011 of $72.8 million and primarily consisted of net income of $66.1 million, which includes the $20.5 million in settlement proceeds noted in Footnote K — Product Recall, and non-cash items of $19.9 million, partially offset by a net increase in operating assets and liabilities of $13.2 million.

The Company used $67.3 million in investing activities during 2012, as compared to $19.6 million during 2011. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries.

Cash used in financing activities was $3.0 million during 2012, as compared to $52.7 million during 2011. The $49.7 million change in financing cash flow is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program.

During the year ended December 29, 2012, the Company repurchased approximately 165,000 shares of its Class A Common Stock for a total cost of approximately $18.0 million. On October 1, 2012, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $275.0 million to $300.0 million. As of December 29, 2012, the Company has repurchased a cumulative total of approximately 10.7 million shares of its Class A Common Stock for an aggregate purchase price of approximately $269.9 million.

From December 30, 2012 to February 15, 2013, the Company repurchased 82,000 additional shares of its Class A Common Stock for a total cost of $11.5 million. As of February 15, 2013, the Company has repurchased a cumulative total of approximately 10.8 million shares of its Class A Common Stock for an aggregate purchase price of $281.5 million. The Company has approximately $18.5 million remaining on the $300 million share buyback expenditure limit set by the Board of Directors.

The Company expects that its cash balances as of December 29, 2012 of $74.5 million, along with future operating cash flow and the Company’s unused line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. The Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility as of the date of this filing.

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

Provision for Excess or Expired Inventory

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients, principally hops, to brew its products. Inventory on hand and under purchase commitments totaled approximately $108.1 million at December 29, 2012. The Company’s provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as a cost of goods sold and have historically been adequate to provide for losses on its raw materials.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment which are depreciated over their estimated useful lives. The carrying value of property, plant and equipment, net of accumulated depreciation, at December 29, 2012 was $189.9 million. For purposes of determining whether there are any impairment losses, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset.

Revenue Recognition

Net revenue includes product sales, less customer programs and incentives, reserves for stale beer returns and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. The Company credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated accrual which would impact revenue.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs and customer incentives, are a common practice in the alcohol beverage industry. The Company incurs customer program costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition—Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $28.1 million, $26.5 million and $26.0 million in fiscal year 2012, 2011 and 2010, respectively.

The Company enters into customer promotional discount programs with its various wholesalers for certain periods of time. Amounts paid to wholesalers in connection with these programs in fiscal years 2012, 2011 and 2010 were $19.5 million, $18.8 million, and $18.8 million, respectively. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Wholesalers’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance. The Company has customer incentive arrangements primarily with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers primarily for customer incentives were $8.6 million, $7.7 million and $7.2 million in fiscal years 2012, 2011 and 2010, respectively. Prior to 2012, these customer incentives were recorded in advertising, promotional and selling expenses. During 2012, the Company began recording certain of these costs in the total amount of $6.3 million as reductions to net revenue rather than in advertising, promotional and selling expenses. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs typically recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Kegs and Pallets Inventory and Refundable Deposits

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and such kegs and bottles are shipped on pallets to wholesalers. Deposits held by the Company at December 29, 2012 totaled approximately $15.8 million. All kegs and pallets are owned by the Company. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs and pallets. The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation – Stock Compensation. Stock-based compensation was $6.5 million, $6.2 million, and $3.1 million in fiscal years 2012, 2011, and 2010, respectively. Various option-pricing models are used to calculate the fair value of options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate and expected exercise behavior.

In addition, an estimated pre-vesting forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized in the consolidated statements of income.

Income Taxes

Income tax expense was $36.0 million, $37.4 million and $31.0 million in fiscal years 2012, 2011, and 2010, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns. Historically, the valuation allowances and reserves for uncertain tax positions have been adequate to cover the related tax exposures.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed niche brands to compete within the Better Beer, FMB and cider categories and have acquired interests in craft beers and cider makers, or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from a couple of years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 340 distributors nationwide and the Company’s sales force of approximately 330 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in a maturing market.

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

During 2012, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 29, 2012, which are denominated in Euros, British Pounds Sterling and U.S. Dollars, was $29.7 million. The Company has no forward exchange contracts in place as of December 29, 2012 and currently intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

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

Contractual Obligations

The following table presents contractual obligations as of December 29, 2012:

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
	(in thousands)
Hops purchase	$29,666	$18,657	$9,377	$1,632	—
Equipment and machinery	25,645	25,645	—	—	—
Anchor Glass	15,440	15,440	—	—	—
Advertising commitments	14,746	14,366	285	95	—
Barley purchase commitments	10,376	10,376	—	—	—
Operating leases	9,345	1,874	3,599	2,354	1,518
Other	11,045	10,873	138	34	—

Total contractual obligations	$116,263	$97,231	$13,399	$4,115	$1,518

The Company had outstanding total non-cancelable purchase commitments of $116.3 million at December 29, 2012. These commitments are made up of hops and barley of $40.1 million, equipment and machinery of $25.6 million, glass bottles of $15.4 million, advertising contracts of $14.7 million, operating leases of $9.3 million, and other commitments of $11.0 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at December 29, 2012 totaled $29.7 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with two major suppliers. The contracts include crop year 2012 and covers a portion of the Company’s barley and wheat requirements for 2013. Barley, wheat, and malt purchase commitments outstanding at December 29, 2012 totaled $10.4 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor is the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the Anchor agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming Anchor is unable to replace lost production capacity cancelled by the Company, as of December 29, 2012 totaled $15.4 million.

The Company has various operating lease agreements in place for facilities and equipment as of December 29, 2012. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021.

For the fiscal year ended December 29, 2012, the Company brewed most all of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 29, 2012, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. As permitted by ASU 2012-02, the Company early adopted this statement in 2012, which did not have a material impact on its financial statements.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 29, 2012.

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

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 29, 2012) or (ii) the applicable LIBOR rate (0.21% at December 29, 2012) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 29, 2012, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $4.0 million as of December 29, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company, Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 20, 2013

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$74,463	$49,450
Accounts receivable, net of allowance for doubtful accounts of $125 and $66 as of December 29, 2012 and December 31, 2011, respectively	31,479	23,233
Inventories	44,361	34,072
Prepaid expenses and other assets	6,628	14,605
Deferred income taxes	5,411	4,363

Total current assets	162,342	125,723
Property, plant and equipment, net	189,948	143,586
Other assets	4,656	1,802
Goodwill	2,538	1,377

Total assets	$359,484	$272,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,303	$18,806
Current portion of note payable	62	—
Accrued expenses and other current liabilities	60,529	48,243

Total current liabilities	88,894	67,049
Deferred income taxes	20,463	17,349
Note payable, less current portion	566	—
Other liabilities	4,470	3,345

Total liabilities	114,393	87,743
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,703,670 and 8,714,931 shares issued and outstanding as of December 29, 2012 and December 31, 2011, respectively	87	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,107,355 shares issued and outstanding	41	41
Additional paid-in capital	157,305	138,336
Accumulated other comprehensive loss, net of tax	(883)	(838)
Retained earnings	88,541	47,119

Total stockholders’ equity	245,091	184,745

Total liabilities and stockholders’ equity	$359,484	$272,488

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended
	December 29, 2012	December 31, 2011 (53 weeks)	December 25, 2010
Revenue	$628,580	$558,282	$505,870
Less excise taxes	48,358	45,282	42,072

Net revenue	580,222	513,000	463,798
Cost of goods sold	265,012	228,433	207,471

Gross profit	315,210	284,567	256,327
Operating expenses:
Advertising, promotional and selling expenses	169,306	157,261	135,737
General and administrative expenses	50,171	43,485	39,112
Impairment of long-lived assets	149	666	300
Settlement proceeds	—	(20,500)	—

Total operating expenses	219,626	180,912	175,149

Operating income	95,584	103,655	81,178
Other (expense) income, net:
Interest (expense) income	31	54	79
Other (expense) income, net	(98)	(209)	(149)

Total other (expense) income, net	(67)	(155)	(70)

Income before provision for income taxes	95,517	103,500	81,108
Provision for income taxes	36,050	37,441	30,966

Net income	$59,467	$66,059	$50,142

Net income per common share – basic	$4.60	$5.08	$3.67

Net income per common share – diluted	$4.39	$4.81	$3.52

Weighted-average number of common shares – Class A basic	8,689	8,905	9,553

Weighted-average number of common shares – Class B basic	4,107	4,107	4,107

Weighted-average number of common shares – diluted	13,435	13,741	14,228
Other comprehensive income, net of tax:
Defined benefit plans liability adjustment	(45)	(400)	(79)

Comprehensive income	$59,422	$65,659	$50,063

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 29, 2012, December 31, 2011 and December 25, 2010

(In thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 26, 2009	10,143	101	4,107	41	111,668	(359)	61,704	173,155
Net income							50,142	50,142
Stock options exercised and restricted shares activities, including tax benefit of $3,014	247	3			7,224			7,227
Stock-based compensation expense					3,124			3,124
Repurchase of Class A Common Stock	(1,102)	(11)					(67,970)	(67,981)
Defined benefit plans liability adjustment, net of tax of $48						(79)		(79)

Balance at December 25, 2010	9,288	93	4,107	41	122,016	(438)	43,876	165,588
Net income							66,059	66,059
Stock options exercised and restricted shares activities, including tax benefit of $5,346	187	2			10,142			10,144
Stock-based compensation expense					6,178			6,178
Repurchase of Class A Common Stock	(760)	(8)					(62,816)	(62,824)
Defined benefit plans liability adjustment, net of tax of $207						(400)		(400)

Balance at December 31, 2011	8,715	87	4,107	41	138,336	(838)	47,119	184,745
Net income							59,467	59,467
Stock options exercised and restricted shares activities, including tax benefit of $7,894	154	2			12,441			12,443
Stock-based compensation expense					6,528			6,528
Repurchase of Class A Common Stock	(165)	(2)					(18,045)	(18,047)
Defined benefit plans liability adjustment, net of tax of $75						(45)		(45)

Balance at December 29, 2012	8,704	$87	4,107	$41	157,305	$(883)	$88,541	$245,091

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2012	December 31, 2011 (53 weeks)	December 25, 2010
Cash flows provided by operating activities:
Net income	$59,467	$66,059	$50,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,208	18,792	17,427
Impairment of long-lived assets	149	666	300
Loss on disposal of property, plant and equipment	54	118	64
Bad debt expense (recovery)	59	(55)	(15)
Stock-based compensation expense	6,528	6,178	3,124
Excess tax benefit from stock-based compensation arrangements	(7,894)	(5,346)	(3,014)
Deferred income taxes	2,066	(453)	4,425
Changes in operating assets and liabilities:
Accounts receivable	(8,305)	(3,161)	(2,146)
Inventories	(10,289)	(7,458)	(1,056)
Prepaid expenses and other assets	6,123	(2,146)	(3,950)
Accounts payable	8,002	(617)	(5,832)
Accrued expenses and other current liabilities	19,491	894	7,340
Other liabilities	(329)	(711)	1,021

Net cash provided by operating activities	95,330	72,760	67,830

Cash flows used in investing activities:
Purchases of property, plant and equipment	(66,010)	(19,599)	(13,608)
Cash paid for acquisition of brewery assets and other intangible assets	(1,726)	—	—
Increase in restricted cash	(628)	—	—
Proceeds from disposal of property, plant and equipment	41	—	20

Net cash used in investing activities	(67,323)	(19,599)	(13,588)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(18,046)	(62,824)	(67,981)
Proceeds from exercise of stock options	5,727	4,107	3,661
Proceeds from note payable	628	—	—
Excess tax benefit from stock-based compensation arrangements	7,894	5,346	3,014
Net proceeds from sale of investment shares	803	691	552

Net cash used in financing activities	(2,994)	(52,680)	(60,754)

Change in cash and cash equivalents	25,013	481	(6,512)
Cash and cash equivalents at beginning of year	49,450	48,969	55,481

Cash equivalents at end of year	$74,463	$49,450	$48,969

Supplemental disclosure of cash flow information:
Income taxes paid	$18,782	$40,556	$24,769

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	338
Trade name	401
Goodwill	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2012

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, produces and sells beer under the trade names “The Traveler Beer Co.” (formerly “House of Shandy”) and “Angel City Brewing Company.”

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal period of 2012 consists of fifty-two weeks, fiscal period of 2011 consists of fifty-three weeks, and fiscal period of 2010 consist of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of two operating segments that each produce and sell alcohol beverages. The first operating segment is comprised of the Company’s Samuel Adams®, Sam Adams Light®, Twisted Tea® and Angry Orchard® brands. The second segment is the A&S Brewing Collaborative which is comprised of The Traveler Beer Company and Angel City Brewing Company. Both segments have similar economic characteristics. They also sell predominantly low alcohol beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment. Since the operating segments are similar in the areas outlined above, they are aggregated for financial statements purposes.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 29, 2012 and December 31, 2011 included cash on-hand and money market instruments that are highly liquid investments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 29, 2012 and December 31, 2011 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 29, 2012, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to independent beer distributors across the United States and Canada. Sales to non-Canadian foreign customers are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 29, 2012 and December 31, 2011 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2012, 2011 and 2010.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 29, 2012 and December 31, 2011. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or market value. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its raw materials.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, new products, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed management’s expected future usage.

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

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each wholesaler and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. In 2010, the Company began estimating the physical count of kegs and pallets held by certain of its larger wholesalers and the forfeited deposits attributable to lost kegs and pallets. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 29, 2012, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $287,000, $1.1 million and $1.1 million, respectively. For the year ended December 31, 2011, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.9 million, $4.6 million and $4.6 million, respectively. As of December 29, 2012 and December 31, 2011, the Company’s balance sheet includes $14.2 million and $12.6 million, respectively, in refundable deposits on kegs and pallets and $9.8 million and $10.8 million, respectively, in keg equipment, net of accumulated depreciation.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill is comprised of two items. It represents the excess of the purchase price of the Company-owned brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) over the fair value of the net assets acquired upon the completion of the acquisition in November 2000. During the first quarter of 2012, the Company acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company and the excess of the purchase price over the fair value of assets was allocated to goodwill. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its two reporting units at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 29, 2012 and December 31, 2011.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 29, 2012 and December 31, 2011.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

Revenue Recognition

Net revenue includes product sales, less the distributor promotional discount allowance, certain wholesaler incentives, as discussed below in Wholesaler Incentives, the stale beer accrual and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 29, 2012, the Company has deferred $3.6 million in revenue related to product shipped prior to December 29, 2012. As December 31, 2011, the Company has deferred $1.7 million in revenue related to product shipped prior to December 31, 2011. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by distributors. The Company credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue; however, the actual stale beer expense incurred by the Company could differ from the estimated accrual.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $36.3 million, $31.1 million and $24.1 million in fiscal years 2012, 2011 and 2010, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales and sales support workforce, promotional activity expenses, freight charges related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $78.3 million, $73.4 million and $66.1 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2012, 2011 and 2010, respectively.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs and customer incentives, are a common practice in the alcohol beverage industry. The Company incurs customer program costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition—Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $28.1 million, $26.5 million and $26.0 million in fiscal year 2012, 2011 and 2010, respectively.

The Company enters into customer promotional discount programs with its various wholesalers for certain periods of time. Amounts paid to wholesalers in connection with these programs in fiscal years 2012, 2011 and 2010 were $19.5 million, $18.8 million, and $18.8 million, respectively. The reimbursements for discounts to wholesalers are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain wholesalers’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

The Company has customer incentive arrangements primarily with its wholesalers based upon performance of certain marketing and advertising activities by the wholesalers. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers primarily for customer incentives were $8.6 million, $7.7 million and $7.2 million in fiscal years 2012, 2011 and 2010, respectively. Prior to 2012, these customer incentives were recorded in advertising, promotional and selling expenses. During 2012, the Company began recording certain of these costs in the total amount of $6.3 million as reductions to net revenue rather than in advertising, promotional and selling expenses. Costs recognized as reduction to net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs typically recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures.

As permitted by ASC 718, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options, with the exception of the 2008 stock option grant to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. See Note N for further discussion of the application of the option-pricing models.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. As permitted by ASU 2012-02, the Company early adopted this statement in 2012, which did not have a material impact on its financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventories are generally classified as current assets. The Company’s goal is to maintain a supply of approximately two years for essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. As of December 29, 2012, the Company has classified approximately $1.5 million of hops inventory in other long term assets that are above two years forecasted usage. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consisted of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Raw materials	$27,867	$21,191
Work in process	8,897	6,670
Finished goods	9,092	6,211

	45,856	34,072
Less portion included in other long term assets	(1,495)	—

	$44,361	$34,072

D.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Prepaid expenses	$3,452	$3,866
Income taxes receivable	1,645	7,762
Grant receivable – environmental remediation (see Note J)	1,330	2,589
Other assets	201	388

	$6,628	$14,605

E.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 29, 2012	December 31, 2011
	(In thousands)
Machinery and plant equipment	$183,828	$137,246
Kegs	46,899	43,847
Land	24,515	24,249
Building and building improvements	36,667	25,220
Office equipment and furniture	12,580	11,047
Leasehold improvements	6,193	3,717

	310,682	245,326
Less accumulated depreciation	120,734	101,740

	$189,948	$143,586

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded depreciation expense related to these assets of $20.2 million, $18.1 million and $17.3 million in fiscal years 2012, 2011 and 2010, respectively.

Impairment of Long-lived Assets

During 2012, 2011, and 2010, the Company recorded impairment charges of $0.1 million, $0.7 million, and $0.3 million, respectively, based upon its review of the carrying values of its property, plant and equipment.

F.	Goodwill

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

The following table summarizes the Company’s changes to the carrying amount of goodwill for the fifty-two weeks ended December 29, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Balance at December 29, 2012
Goodwill, net	$1,377	$1,161	$2,538

G.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Accrued deposits	$15,805	$13,867
Employee wages, benefits and reimbursements	11,701	9,638
Advertising, promotional and selling expenses	8,158	6,788
Income taxes (see Note I)	4,803	3,810
Deferred revenue	4,109	2,316
Accrued excise taxes	2,491	1,721
Environmental remediation costs (see Note J)	1,469	2,589
Other accrued liabilities	11,993	7,514

	$60,529	$48,243

H.	Debt

Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2015. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 29, 2012) or (ii) the applicable LIBOR rate (0.21% at December 29, 2012) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 29, 2012 and December 31, 2011. There were no borrowings outstanding under the credit facility as of December 29, 2012 and December 31, 2011.

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

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by interest in a CD held by the bank totaling approximately $628,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in other assets on the Company’s consolidated balance sheet.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

	2012	2011 (53weeks)	2010
	(in thousands)
Current:
Federal	$27,903	$31,845	$20,989
State	6,009	5,809	5,505

Total current	33,912	37,654	26,494
Deferred:
Federal	2,279	(47)	3,938
State	(140)	(166)	534

Total deferred	2,139	(213)	4,472

Total income tax provision	$36,051	$37,441	$30,966

The Company’s reconciliations to statutory rates are as follows:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	4.1	4.0
Deduction relating to U.S. production activities	(2.9)	(3.0)	(2.9)
Change in income tax contingencies	(0.7)	0.6	1.1
State audit settlement	—	(2.0)	—
Other	2.2	1.5	1.0

	37.7%	36.2%	38.2%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 29, 2012	December 31, 2011
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,537	$2,424
Stock-based compensation expense	7,106	6,059
Inventory	2,762	2,099
Other	2,263	2,340

Total deferred tax assets	14,668	12,922
Valuation allowance	(543)	(545)

Total deferred tax assets net of valuation allowance	14,125	12,377
Deferred tax liabilities:
Property, plant and equipment	(27,961)	(24,068)
Prepaid expenses	(748)	(907)
Goodwill	(467)	(388)

Total deferred tax liabilities	(29,176)	(25,363)

Net deferred tax liabilities	$(15,051)	$(12,986)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.1 million, $0.4 million and $0.7 million for fiscal years 2012, 2011 and 2010, respectively. Accrued interest and penalties amounted to $0.7 million and $1.0 million at December 29, 2012 and December 31, 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Balance at beginning of year	$1,935	$7,129
Increases related to current year tax positions	—	175
Decrease Increase related to prior year tax positions	(59)	(1,808)
Decreases related to settlements	(323)	(3,561)
Decreases related to lapse of statute of limitations	(290)	—

Balance at end of year	$1,263	$1,935

Included in the balance of unrecognized tax benefits at December 29, 2012 and December 31, 2011 are potential net benefits of $1.1 million and $1.6 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

In September 2011, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2007 and 2008 amended consolidated corporate income tax returns and the related loss carry back claim to 2006. In addition, in October 2011, the IRS expanded the original examination to include the 2009 corporate income tax return. The examination was in progress as of December 29, 2012. The Company is also being audited by two states as of December 29, 2012.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2013 if there is a completion of certain income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

J.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $106.8 million at December 29, 2012. These commitments are made up of hops and malt totaling $40.1 million, equipment and machinery of $25.6 million, glass bottles of $15.4 million, advertising contracts of $14.7 million, and other of $11.0 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at December 29, 2012 totaled

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$29.7 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. As of December 29, 2012, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

(In thousands)
2013	$18,657
2014	5,933
2015	3,444
2016	1,632
2017	—

$29,666

Currently, the Company has entered into contracts for barley, wheat, and malt with two major suppliers. The contracts include crop year 2012 and covers a portion of the Company’s barley and wheat requirements for 2013. Barley, wheat, and malt purchase commitments outstanding at December 29, 2012 totaled $10.4 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”) under which Anchor is the exclusive supplier of certain glass bottles for the Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the Anchor agreement, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming Anchor is unable to replace lost production capacity cancelled by the Company, as of December 29, 2012 totaled $15.4 million.

For the fiscal year ended December 29, 2012, the Company brewed most of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 29, 2012, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

Lease Commitments

The Company has various operating lease agreements in place for facilities and equipment as of December 29, 2012. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021. Aggregate rent expense was $2.0 million, $1.4 million and $1.3 million in fiscal years 2012, 2011 and 2010, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)
2013	$1,874
2014	1,894
2015	1,705
2016	1,704
2017	650
Thereafter	1,518

$9,345

Litigation

In 2009, the Company was informed that ownership of the High Falls brewery located in Rochester, New York (the “Rochester Brewery”) changed and that the new owners would not assume the Company’s existing contract for brewing services at the Rochester Brewery. Brewing of the Company’s products at the Rochester Brewery subsequently ceased in April 2009. In February 2010, the Company filed a Demand for Arbitration with the American Arbitration Association (the “arbitration”) which, as amended, asserted a breach of contract claim against the previous owner of the Rochester Brewery. In March 2010, the new and previous owners of the Rochester Brewery filed a complaint in federal court seeking a declaratory judgment and injunction to require certain of the Company’s claims to proceed in court, rather than in the arbitration. In April 2010, the Company filed an answer to that complaint and asserted certain counterclaims, including a claim against the new owners of the Rochester Brewery for interference with contract. The court denied the new and previous owners’ motion for a preliminary injunction in June 2010. A hearing in the arbitration was held in October 2010. In January 2011, the arbitrator issued an award of approximately $1.3 million in damages and expenses to be paid by High Falls Brewery Company, LLC to the Company, although the likelihood of collection of such award is in doubt. In August 2011, the district court granted the previous owner’s motion to dismiss the interference claim, and in June 2012 the court denied a motion to amend that claim. The Company filed an appeal of those rulings in September 2012, which is pending.

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

The Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. In light of existing reserves, any additional remediation costs above the currently estimated cost of $3.2 million will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The following table summarizes the Company’s reserves and excise tax credit due upon the destruction of the returned beer and related activities for the 2008 product recall (in thousands):

	Reserves at December 31, 2011	Changes in Estimates	Reserves Used	Reserves at December 29, 2012
Excise tax credit	$(242)	$—	$242	$—
Recall-related costs	54	7	(61)	—
Inventory reserves	67	—	(67)	—

	$(121)	$7	$114	$—

	Reserves at December 25, 2010	Changes in Estimates	Reserves Used	Reserves at December 31, 2011
Excise tax credit	$(158)	$(348)	$264	$(242)
Recall-related costs	255	105	(306)	54
Inventory reserves	2,796	7	(2,736)	67

	$2,893	$(236)	$(2,778)	$(121)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reserves at December 26, 2009	Changes in Estimates	Reserves Used	Reserves at December 25, 2010
Product returns	$—	$13	$(13)	$—
Excise tax credit	(158)	—	—	(158)
Recall-related costs	255	—	—	255
Inventory reserves	2,421	375	—	2,796

	$2,518	$388	$(13)	$2,893

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$74,534	$—	$—	$74,534

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$41,907	$—	$—	$41,907

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash equivalents listed above represent money market mutual fund securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company’s cash surrender value – life insurance represents the cash value of a life insurance policy held by Northwestern Mutual, an A rated insurance company and is classified within Level 2 of the fair value hierarchy. Northwestern Mutual provides the value of this policy to the Company on a regular basis and the Company adjusts its book value.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of December 29, 2012
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

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets in the third quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets may be impaired. As of December 29, 2012, no such events or changes in circumstances occurred that would have triggered the need for a further impairment review.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price is as follows (in thousands):

Property, plant and equipment	$338
Trade name	401
Goodwill	1,161

Total assets acquired	1,900
Less:
Remaining purchase price payment	200

Cash paid	$1,700

The Company has assigned an indefinite life to the acquired trade name and the related value is included in other assets in the accompanying consolidated balance sheets. Goodwill resulting from this acquisition is expected to be amortizable for tax purposes. The operating results of Angel City since the acquisition date are included in the Company’s consolidated financial statements.

In connection with the acquisition, A&S entered into a personal services agreement with Angel City’s founder, pursuant to which he will advise A&S, if requested, on Angel City matters for a period of two years. Also in connection with the acquisition, A&S entered into a lease for the Angel City brewery premises located in Los Angeles, California, from which it intends to brew, distribute and sell beers under the Angel City brand name for on and off premise consumption . Minimum payments under the personal services agreement and the lease total approximately $1.7 million as of December 29, 2012, are payable through December 31, 2017 and are expensed as incurred.

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

Class B Common Stock

The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets, and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder, and participates equally in earnings.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2012, 2011 and 2010, the Company granted options to purchase 42,600, 228,200 and 65,100 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the 2012 option grants, 11,100 shares relate to performance-based option grants and 31,500 shares relate to special long-term service based retention stock options. Of the 2011 option grants, 13,200 shares relate to performance-based option grants and 215,000 shares relate to special long-term service based retention stock options. All 2010 option grants are performance-based options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

On January 1, 2013, the Company granted options to purchase an aggregate of 40,925 shares of the Company’s Class A Common Stock with a weighted average fair value of $58.83 per share, of which 15,000 shares represented special long-term retention stock options to two key employees. The special long-term retention stock options are service-based with 60% of the shares vesting on January 1, 2018 and the remaining shares vesting annually in equal tranches over the following four years.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2012, 2011 and 2010, the Company granted 16,375, 17,687 and 33,617 shares, respectively, of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2012, 2011 and 2010, employees elected to purchase an aggregate of 13,360, 12,985 and 20,392 investment shares, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2013, the Company granted 11,530 shares of restricted stock awards to certain senior managers and key employees and employees elected to purchase 12,894 shares under the investment share program.

The Company has reserved 6.0 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.9 million shares were available for grant as of December 29, 2012. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. In years 2012, 2011 and 2010, the Company granted options to purchase an aggregate of 17,367, 30,000, and 30,000 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 550,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 125,133 shares were available for grant as of December 29, 2012. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	1,908,664	$41.78
Granted	59,967	103.61
Forfeited	(4,550)	95.09
Expired	—	—
Exercised	(245,965)	23.29

Outstanding at December 29, 2012	1,718,116	$46.44	5.56	$148,684

Exercisable at December 29, 2012	409,272	$36.70	4.64	$39,404

Vested and expected to vest at December 29, 2012	1,551,968	$46.89	5.51	$133,610

Of the total options outstanding at December 29, 2012, 381,470 shares were performance-based options.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.8, $0.8, and $0.7 million related to this option in the fiscal year 2012, 2011, and 2010, respectively.

In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer that cliff-vest after completion of a six-year service period. Under the binomial option-pricing model, the weighted average fair value of the option is $19.39 per share, and the Company recorded stock-based compensation expense of $0.6, $0.5, and $0.5 million related to this stock option in the fiscal years 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income:

	2012	2011 (53 weeks)	2010
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$2,452	$2,236	$1,116
Amounts included in general and administrative expenses	4,076	3,942	2,008	*

Total stock-based compensation expense	$6,528	$6,178	$3,124

Amounts related to performance-based stock options included in total stock-based compensation expense	$645	$973	$(193	)*

*	Net of a reversal of approximately $872,000 of expense related to a performance-based option to purchase 120,000 shares granted to the Chief Executive Officer in 2005.

As permitted by ASC 718, the Company uses a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2012, 2011 and 2010 was $45.03, $43.07 and $21.96 per share, respectively, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2012	2011	2010
Expected volatility	34.1%	34.6%	34.3%
Risk-free interest rate	1.86%	3.30%	3.65%
Expected dividends	0%	0%	0%
Exercise factor	2.9 times	2.2 times	2.0 times
Discount for post-vesting restrictions	0.8%	1.1%	1.7%

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

Fair value of restricted stock awards is based on the Company’s traded stock price on the date of the grants. Fair value of investment shares is calculated using the binomial option-pricing model.

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met.

Under ASC 718, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vest on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures. For equity awards that do not vest on January 1st, the estimated forfeiture rate used was 8.5%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during 2012, 2011 and 2010 was $2.0 million, $1.8 million and $1.4 million, respectively. The aggregate intrinsic value of stock options exercised during 2012, 2011 and 2010 was $20.9 million, $11.6 million and $8.5 million, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on equity awards outstanding as of December 29, 2012, there were $13.7 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 29, 2012 that are expected to vest (in thousands):

2013	$4,342
2014	3,404
2015	2,821
2016	1,462
2017	638
Thereafter	1,068

Total	$13,735

In addition, as of December 29, 2012, there were $0.7 million of unrecognized compensation costs associated with certain stock options with vesting requirements based on the achievement of various performance targets. Through December 29, 2012, no compensation expense was recognized for these performance-based stock options, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2011	141,391	$37.25
Granted	29,735	81.58
Vested	(49,356)	34.55
Forfeited	(6,938)	49.91

Non-vested at December 29, 2012	114,832	$51.67

Stock Repurchase Program

On October 1, 2012, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $275.0 million to $300.0 million.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2012, the Company has repurchased a cumulative total of approximately 10.7 million shares of its Class A Common Stock for an aggregate purchase price of approximately $269.9 million as follows:

	Number of Shares	Aggregate Purchase Price
		(in thousands)
Repurchased at December 26, 2009	8,669,795	$121,091
2010 repurchases	1,101,708	67,981

Repurchased at December 25, 2010	9,771,503	189,072
2011 repurchases	760,036	62,824

Repurchased at December 31, 2011	10,531,539	251,896
2012 repurchases	165,192	18,046

Repurchased at December 29, 2012	10,696,731	$269,942

O.	Employee Retirement Plans and Post-Retirement Benefit Plan

The Company has two retirement plans covering substantially all non-union employees, two retirement plans covering substantially all union employees, and one post-retirement medical plan covering substantially all union employees.

Prior to 2012, the Company participated in two multi-employer pension plans administrated by organized labor unions. The Company’s share of the unfunded benefit obligations, employer contributions and benefit costs were not significant individually or in the aggregate to these plans and to the Company’s financial statements. The Company made aggregate contributions to the two multi-employer plans of $4,000, $43,000 and $35,000 in 2012, 2011 and 2010, respectively. During 2012, the Company withdrew from both multi-employer retirement plans under agreements whereby the Company will no longer contribute to or participate in those plans. The Company recorded a total estimated withdrawal liability of $140,000 which is included in accrued expenses in the accompanying consolidated balance sheet as of December 29, 2012.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, Samuel Adams Brewery Company, Ltd, and A&S Brewing Collaborative LLC. All non-union employees of these entities over the age of 21 are eligible to participate in the plan on the first day of the first month after commencing employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution. A maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $1.4 million, $1.3 million and $1.1 million in fiscal years 2012, 2011 and 2010, respectively. The Company is responsible for the payment of any fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

The Samuel Adams Pennsylvania Brewery Company 401(k) Plan (the “SAPB 401(k) Plan”), which was established in 2008, covers a majority of the Company’s employees who are employed by Samuel Adams

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pennsylvania Brewery Company (“SAPB”). All employees of SAPB over the age of 21 are eligible to participate in the plan thirty days after commencing employment. Participants in the SAPB 401(k) Plan may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. Under the SAPB 401(k) Plan, participants receive a Company match equal to 100% of the first 1% of their eligible compensation and 50% of the next 5% of their eligible compensation that is contributed to the plan. Pursuant to the terms of the Contract of Sale with Diageo North America, Inc. (“Diageo”), from who the Company purchased SAPB in 2008, the Company recognized all service of those Diageo employees who were subsequently hired by the Company for eligibility and vesting. The Company’s contribution to the SAPB 401(k) Plan amounted to $0.5 million, $0.5 million and $0.4 million in fiscal years 2012, 2011 and 2010, respectively. The Company is responsible for the payment of any fees related to the management of the SAPB 401(k) Plan. Such fees are not material to the Company. Effective January 1, 2013, the SAPB 401(k) Plan merged with and into the Boston Beer 401(k) Plan.

Union Plans

The Company has one defined contribution plan, one defined benefit plan and one post-retirement medical plan, which combined cover substantially all union employees who are employed by Samuel Adams Brewery Company, Ltd.

The defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees (the “SABC 401(k) Plan”), is a Company sponsored plan. It was established in 1997 and is available to all union employees upon completion of one hour of full-time employment. Participants may make voluntary contributions up to 60% of their annual compensation to the SABC 401(k) Plan, subject to IRS limitations. Effective April 1, 2007, the Company makes a non-elective contribution for certain bargaining employees who are members of a specific union. Effective November, 2011, the Company expanded the non-elective contribution for additional union members. Company contributions were insignificant. The Company also incurs insignificant administration costs for the plan.

The defined benefit plan is a Company-sponsored pension plan, The Local Union #1199 Defined Benefit Pension Plan (the “Local 1199 Pension Plan”). It was established in 1991 and is eligible to all union employees who are covered by the Company’s collective bargaining agreement and have completed twelve consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made combined contributions of $151,000, $542,000 and $105,000 to this plan in fiscal 2012, 2011 and 2010, respectively. At December 29, 2012 and December 31, 2011, the unfunded projected pension benefits were not material to the Company’s financial statements.

A comprehensive medical plan is offered to union employees who have voluntarily retired at the age of 65 or have become permanently disabled (the “Retiree Medical Plan”). Employees must have worked for the Company or the prior owners for at least 20 years at the Company’s Cincinnati Brewery, been enrolled in the Company’s medical insurance plan for 5 consecutive years prior to retirement and be eligible for Medicare benefits under the Social Security Act. Eligible retirees pay 100% of the cost of the coverage. In addition, the Company provides a supplement to eligible retirees from the Local Union #1199 and the local Union #20 to assist them with the cost of Medicare gap coverage. The accumulated post-retirement benefit obligation was determined using a discount rate of 4.0% at December 29, 2012, 4.5% at December 31, 2011 and 5.5% at December 31, 2010, and a 2.5% increase in the Cincinnati Consumer Price Index for the years then ended. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits would not be significant.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the Company’s principal defined benefit pension plan and post-retirement medical benefit plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(in thousands)
Fair value of plan assets at end of fiscal year	$2,026	$1,710	$—	$—
Benefit obligation at end of fiscal year	3,095	2,598	549	482

Unfunded Status	$(1,069)	$(888)	$(549)	$(482)

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

The basis of the long-term rate of return assumption of 7% reflects the Local 1199 Plan’s current targeted asset mix of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the targeted ratios of debt securities and equity securities. Additional consideration is given to the plan’s historical returns as well as future long-range projections of investment returns for each asset category. The assumed discount rate in estimating the pension obligation was 4.0% in 2012, 4.5% in 2011, and 5.5% in 2010.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 29, 2012	December 31, 2011
Equity securities	66%	66%
Debt securities	34	34

Total	100%	100%

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	Net Income per Share

Net Income per Common Share – Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 29, 2012 (52 weeks)	December 31, 2011 (53 weeks)	December 25, 2010 (52 weeks)
	(in thousands, except per share data)
Net income	$59,467	$66,059	$50,142

Allocation of net income for basic:
Class A Common Stock	$40,009	$45,209	$35,066
Class B Common Stock	18,913	20,850	15,076
Unvested participating shares	545	—	—

	$59,467	$66,059	$50,142
Weighted average number of shares for basic:
Class A Common Stock	8,689	8,905	9,553
Class B Common Stock	4,107	4,107	4,107
Unvested participating shares	118	—	—

	12,914	13,012	13,660
Net income per share for basic:
Class A Common Stock	$4.60	$5.08	$3.67

Class B Common Stock	$4.60	$5.08	$3.67

Net Income per Common Share – Diluted

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Fifty-two weeks ended December 29, 2012
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$40,009	8,689	$4.60
Add: effect of dilutive potential common shares
Share-based awards	—	639
Class B Common Stock	18,913	4,107
Net effect of unvested participating shares	26	—

Net income per common share - diluted	$58,948	13,435	$4.39

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fifty-three weeks ended December 31,2011
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$45,209	8,905	$5.08
Add: effect of dilutive potential common shares
Share-based awards	—	729
Class B Common Stock	20,850	4,107
Net effect of unvested participating shares	—

Net income per common share - diluted	$66,059	13,741	$4.81

	Fifty-two weeks ended December 25, 2010
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$35,066	9,553	$3.67
Add: effect of dilutive potential common shares
Share-based awards	—	568
Class B Common Stock	15,076	4,107
Net effect of unvested participating shares	—	—

Net income per common share - diluted	$50,142	14,228	$3.52

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $4.61, $5.08 and $3.67 for the fiscal years 2012, 2011 and 2010, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase 271,000, 213,000 and 17,600 shares of Class A Common Stock were outstanding during fiscal 2012, 2011 and 2010, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 60,000, 65,000 and 100,000 shares of Class A Common Stock were outstanding during fiscal 2012, 2011 and 2010, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not expected to be met as of December 29, 2012, December 31, 2011 and December 25, 2010, respectively. Furthermore, performance-based stock options to purchase 4,550 and 219,700 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the twelve months ended December 29, 2012 and December 31, 2011, respectively.

Q.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs. The defined benefit plans liability adjustments for periods ended 2012, 2011, and 2010 were $45,000, $400,000, and $79,000, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2012	$66	$59	$—	$125
2011	121	(55)	—	66
2010	199	(15)	(63)	121

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2012	$2,106	$19,494	$(19,285)	$2,315
2011	2,012	18,831	(18,737)	2,106
2010	1,784	18,762	(18,534)	2,012

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2012	$1,773	$2,405	$(3,106)	$1,072
2011	3,615	2,569	(4,411)	1,773
2010	3,686	877	(948)	3,615

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2012	$2,019	$3,174	$(3,334)	$1,859
2011	1,287	3,375	(2,643)	2,019
2010	2,464	1,758	(2,935)	1,287

S.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 29, 2012, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements except for options and awards granted in January 2013 as disclosed in Note N.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	Quarterly Results (Unaudited)

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

	For Quarters Ended
	December 29, 2012 (3) (13 weeks)	September 29, 2012 (13 weeks)	June 30, 2012 (13 weeks)	March 31, 2012 (13 weeks)	December 31, 2011(2) (14 weeks)	September 24, 2011 (13 weeks)	June 25, 2011(1) (13 weeks)	March 26, 2011 (13 weeks)
	(In thousands, except per share data)
Barrels sold	733	778	696	539	673	658	651	502
Net revenue	$153,000	$166,448	$147,503	$113,271	$142,054	$134,813	$133,957	$102,176

Gross profit	79,776	93,242	80,383	61,809	80,089	76,031	76,073	52,374

Operating income	26,988	33,310	23,445	11,841	25,730	26,413	44,923	6,589

Net income	$16,873	$20,750	$14,351	$7,493	$17,785	$16,296	$28,019	$3,959

Net income per share – basic	$1.31	$1.60	$1.11	$0.59	$1.41	$1.26	$2.12	$0.30

Net income per share – diluted	$1.25	$1.53	$1.06	$0.56	$1.33	$1.19	$2.01	$0.28

(1)	During the second quarter of 2011, the Company entered into a settlement agreement with its former glass supplier. The Company received a cash payment of $20.5 million which was recorded as an offset to operating expenses.

(2)	During the fourth quarter of 2011, the Company recorded a $2.1 million decrease in its tax liabilities as a result of a state tax audit settlement and a $1.5 million decrease in its liability for refundable deposits for lost kegs and pallets.

(3)	During the fourth quarter of 2012, the Company recorded $3.5 million of promotional expenses as contra revenue which had previously been included in Advertising, promotional and selling expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, the Company believes that, as of December 29, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited The Boston Beer Company, Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Boston Beer Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Boston Beer Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012 of The Boston Beer Company, Inc. and subsidiaries, and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 20, 2013

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting to be held on May 29, 2013.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting to be held on May 29, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting to be held on May 29, 2013.

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

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting to be held on May 29, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting to be held on May 29, 2013.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

Exhibit No.	Title

10.2	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.3	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.4	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.5	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

10.6	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

+10.7	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

+10.8	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.9	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.10	Glass Bottle Supply Agreement between Boston Beer Corporation and Anchor Glass Container Corporation dated November 2, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).

+10.11	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).

10.12	Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).

10.13	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

10.14	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007 and October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009).

Exhibit No.	Title

*10.15	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009); amended and restated on December 12, 2012, effective as of January 1, 2012.

*11.1	The information required by exhibit 11 has been included in Note P of the notes to the consolidated financial statements.

*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 29, 2012.

*23.1	Consent of independent registered public accounting firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report.

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this

20th day of February 2013.

THE BOSTON BEER COMPANY, INC.

/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ Martin F. Roper Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ William F. Urich William F. Urich	Chief Financial Officer and Treasurer (principal accounting and financial officer)

/s/ David A. Burwick David A. Burwick	Director

/s/ Pearson C. Cummin, III Pearson C. Cummin, III	Director

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director

/s/ C. James Koch C. James Koch	Chairman and Director

/s/ Jay Margolis Jay Margolis	Director

/s/ Gregg A. Tanner Gregg A. Tanner	Director

/s/ Jean-Michel Valette Jean-Michel Valette	Director