Form 10-Q
period 2013-03-30
BOSTON BEER CO INC
filed 2013-05-01
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2013:

Class A Common Stock, $.01 par value	8,862,616
Class B Common Stock, $.01 par value	4,007,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March 30, 2013

PART I. Item 1.    FINANCIAL INFORMATION

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 30, 2013	December 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$32,294	$74,463
Accounts receivable, net of allowance for doubtful accounts of $156 and $125 as of March 30, 2013 and December 29,2012, respectively	30,264	31,479
Inventories	51,711	44,361
Prepaid expenses and other assets	12,570	6,628
Deferred income taxes	5,411	5,411

Total current assets	132,250	162,342
Property, plant and equipment, net	205,871	189,948
Other assets	4,668	4,656
Goodwill	2,538	2,538

Total assets	$345,327	$359,484

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,673	$28,303
Current portion of long-term debt and capital lease obligations	53	62
Accrued expenses and other current liabilities	47,045	60,529

Total current liabilities	74,771	88,894
Deferred income taxes	20,255	20,463
Debt and capital lease obligations, less current portion	744	566
Other liabilities	3,960	4,470

Total liabilities	99,730	114,393
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,811,553 and 8,703,670 shares issued and outstanding as of March 30, 2013 and December 29, 2012, respectively	88	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,007,355 and 4,107,355 shares issued and outstanding as of March 30, 2013 and December 29, 2012, respectively	40	41
Additional paid-in capital	165,595	157,305
Accumulated other comprehensive loss, net of tax	(883)	(883)
Retained earnings	80,757	88,541

Total stockholders’ equity	245,597	245,091

Total liabilities and stockholders’ equity	$345,327	$359,484

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 30, 2013	March 31, 2012

Revenue	$146,412	$122,902
Less excise taxes	10,480	9,631

Net revenue	135,932	113,271
Cost of goods sold	68,149	51,462

Gross profit	67,783	61,809

Operating expenses:
Advertising, promotional and selling expenses	43,449	38,455
General and administrative expenses	14,648	11,513

Total operating expenses	58,097	49,968

Operating income	9,686	11,841
Other (expense) income, net:
Interest (expense) income	(2)	1
Other (expense) income, net	(122)	(3)

Total other (expense) income, net	(124)	(2)

Income before provision for income taxes	9,562	11,839
Provision for income taxes	2,650	4,346

Net income	$6,912	$7,493

Net income per common share – basic	$0.54	$0.59

Net income per common share – diluted	$0.51	$0.56

Weighted-average number of common shares – Class A basic	8,709	8,652

Weighted-average number of common shares – Class B basic	4,102	4,107

Weighted-average number of common shares – diluted	13,505	13,449

Other comprehensive income, net of tax:
Comprehensive income	$6,912	$7,493

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 30, 2013	March 31, 2012

Cash flows (used in) provided by operating activities:
Net income	$6,912	$7,493
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,098	4,731
Loss on disposal of property, plant and equipment	345	20
Bad debt expense	31	24
Stock-based compensation expense	1,537	1,385
Excess tax benefit from stock-based compensation arrangements	(4,337)	(3,566)
Deferred income tax	(208)	—
Changes in operating assets and liabilities:
Accounts receivable	1,184	(1,592)
Inventories	(7,350)	(4,058)
Prepaid expenses and other assets	(5,995)	(135)
Accounts payable	(630)	3,691
Accrued expenses and other current liabilities	(9,257)	(6,163)
Other liabilities	(161)	(77)

Net cash (used in) provided by operating activities	(12,831)	1,753

Cash flows used in investing activities:
Purchases of property, plant and equipment	(21,177)	(13,518)
Cash paid for acquisition of brewery assets and other intangible assets	—	(1,477)
Decrease in restricted cash	62	—

Net cash used in investing activities	(21,115)	(14,995)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(14,697)	(3,731)
Proceeds from exercise of stock options	1,844	1,883
Cash paid on note payable	(62)	—
Excess tax benefit from stock-based compensation arrangements	4,337	3,566
Net proceeds from sale of investment shares	355	235

Net cash (used in) provided by financing activities	(8,223)	1,953

Change in cash and cash equivalents	(42,169)	(11,289)

Cash and cash equivalents at beginning of period	74,463	49,450

Cash and cash equivalents at end of period	$32,294	$38,161

Supplemental disclosure of cash flow information:
Income taxes paid	$4,289	$1,208

Acquisition of property and equipment under capital lease	$231	$—

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	—	337
Trade name	—	400
Goodwill	$—	$1,163

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, produces and sells beer under the trade names “The Traveler Beer Co.”, “Angel City Brewing Company” and “The Just Beer Project.” The accompanying consolidated balance sheet as of March 30, 2013 and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended March 30, 2013 and March 31, 2012 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 30, 2013 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 30, 2013 and March 31, 2012, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventories are generally classified as current assets. The Company’s goal is to maintain a supply of approximately two years for essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. As of March 30, 2013, the Company has classified approximately $1.3 million of hops inventory in other long term assets that are above two years forecasted usage. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 30, 2013	December 29, 2012
	(in thousands)
Raw materials	$31,525	$27,867
Work in process	7,579	8,897
Finished goods	13,955	9,092

	53,059	45,856
Less portion included in other long term assets	(1,348)	(1,495)

	$51,711	$44,361

C.	Net Income per Share

The Company calculates net income per share using the two-class method which requires the Company to allocate net income to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net income per share.

The Company’s Class B Common Stock is not listed for trading. Each share of the Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder, and participates equally in dividends. On March 25, 2013, Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 100,000 shares of his holdings in Class B Common Stock into 100,000 shares of Class A Common Stock.

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share purchase program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount from market value after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note I for a discussion of the current year unvested stock awards and issuances.

Included in the computation of net income per diluted common share are dilutive outstanding stock options that are vested or expected to vest. At its discretion, the Board of Directors grants stock options to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. The Company also grants stock options to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years.

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 30, 2013	March 31, 2012
	(in thousands, except per share data)
Net income	$6,912	$7,493

Allocation of net income for basic:
Class A Common Stock	$4,664	$5,081
Class B Common Stock	2,197	2,412
Unvested participating shares	51	—

	$6,912	$7,493

Weighted average number of shares for basic:
Class A Common Stock	8,709	8,652
Class B Common Stock *	4,102	4,107
Unvested participating shares	97	—

	12,908	12,759

Net income per share for basic:
Class A Common Stock	$0.54	$0.59

Class B Common Stock	$0.54	$0.59

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on March 25, 2013, weighted average for the period.

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised or converted.

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended March 30, 2013			Thirteen weeks ended March 31, 2012
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$4,664	8,709	$0.54	$5,081	8,652	$0.59

Add: effect of dilutive potential common shares
Share-based awards	—	694		—	690
Class B Common Stock	2,197	4,102		2,412	4,107

Net effect of unvested participating shares	2	—		—	—

Net income per common share - diluted	$6,863	13,505	$0.51	$7,493	13,449	$0.56

During the thirteen weeks ended March 30, 2013 and March 31, 2012, weighted-average stock options to purchase approximately 15,000 and 267,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 86,000 and 71,000 shares of Class A Common Stock were outstanding as of March 30, 2013 and March 31, 2012, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per share for the thirteen weeks ended March 31, 2012 because the performance criteria of these stock options were not met and the options were cancelled during that period.

Of the performance-based stock options to purchase 86,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of March 30, 2013, 60,000 shares were granted in 2009 to two key employees and 15,000 shares were granted in 2013 to one key employee. The vesting of these shares requires annual depletions, or sales by wholesalers to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2013 to 2018.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended March 30, 2013 and March 31, 2012 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $109.3 million at March 30, 2013. These commitments are made up of hops and malt totaling $34.4 million, equipment and machinery of $37.1 million, glass bottles of $15.5 million, advertising contracts of $12.1 million, and other of $10.2 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at March 30, 2013 totaled $22.9 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with one major supplier. The contracts include crop year 2012 and 2013 and covers the Company’s barley and wheat requirements for 2013 and a portion of 2014. Barley, wheat and malt purchase commitments outstanding at March 30, 2013 totaled $11.5 million. The Company entered into additional contracts on April 4, 2013 which totaled $6.2 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Ardagh Glass Inc., successor in interest to Anchor Glass Container Corporation (“Ardagh”) under which Ardagh is the exclusive supplier of certain glass bottles for the Company’s Cincinnati Brewery and the Pennsylvania Brewery. This agreement also establishes the terms on which Ardagh may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Ardagh, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming Ardagh is unable to replace production demand cancelled by the Company, as of March 30, 2013 totaled $15.5 million.

Currently, the Company brews and packages more than 90% of its core brands volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

Litigation

During the quarter ended March 30, 2013, the Company’s previously-reported appeal of the adverse decision regarding the Company’s claims arising out of the change in ownership in 2009 of the High Falls brewery located in Rochester, New York, was denied.

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

In September 2011, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2007 and 2008 amended consolidated corporate income tax returns and the related loss carry back claim to 2006. In addition, in October 2011, the IRS expanded the original examination to include the 2009 corporate income tax return. As of March 30, 2013, the examination has been effectively settled and resulted in a net decrease of $0.5 million in unrecognized tax benefits for the thirteen weeks ended March 30, 2013.

The Company is also being audited by one state as of March 30, 2013. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

As of March 30, 2013 and December 29, 2012, the Company had approximately $0.8 million and $1.3 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 30, 2013 and December 29, 2012, the Company had $0.3 million and $0.7 million, respectively, accrued for interest and penalties.

The tax rate of 27.7% for the thirteen weeks ended March 30, 2013 was favorably impacted by the settlement of the IRS audit and the reinstatement of the 2012 Federal Research and Development credit. The Company expects its tax provision for the year ending December 28, 2013 to be approximately 37%.

G.	Debt and Capital Lease Obligations

Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2015. As of March 30, 2013, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the

Company by the Commonwealth. The note is secured by interest in a CD held by the bank totaling approximately $566,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in Other Assets on the Company’s Balance Sheet. As of March 30, 2013, the balance on the note is $566,000.

Capital Lease

In October 2012, the Company entered into an agreement to lease equipment with a lease inception date of January 4, 2013. The Company recorded the lease as a capital lease, which resulted in $775,000 recorded as property, plant and equipment. At March 30, 2013, the balance of the capital lease obligation was $231,000, after payments of $544,000 at the beginning of the lease as required by the agreement.

H.	Fair Value Measures

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of March 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents	$34,954	$—	$—	$34,954

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents	$74,534	$—	$—	$74,534

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

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of March 30, 2013
	Level 1	Level 2	Level 3	Total

Note Payable and Capital lease obligations	$—	$797	$—	$797

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total

Note Payable	$—	$628	$—	$628

I.	Stock-Based Compensation

On January 1, 2013, the Company granted options to purchase an aggregate of 40,925 shares of the Company’s Class A Common Stock with a weighted average fair value of $58.83 per share, of which 15,000 shares represented special long-term retention stock options to two key employees and another 15,000 shares represented a long-term performance-based stock option to one key employee. The special long-term retention stock options are service-based with 60% of the shares vesting on January 1, 2018 and the remaining shares vesting annually in equal tranches over the following four years. The long-term performance-based stock option vests in 5,000 share tranches depending on performance achievement during the period from 2013 to 2018.

On January 1, 2013, the Company granted 11,530 shares of restricted stock awards to certain senior managers and key employees and employees elected to purchase 12,894 investment shares. The weighted average fair value of the restricted stock awards and investment shares was $134.45 and $59.62 per share, respectively.

On February 25, 2013, the Company granted an additional restricted stock award of 457 shares to a key employee with a weighted average fair value of $157.73 per share. The restricted stock award vests annually at 20% per year from grant date.

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended March 30, 2013 and March 31, 2012 was $1.5 million and $1.4 million, respectively, and was calculated based on awards expected to vest.

J.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, March 30, 2013, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen week period ended March 30, 2013, as compared to the thirteen week period ended March 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Twisted Tea®, Angry Orchard®, The Traveler Beer Co.TM Angel City BreweryTM, and The Just Beer ProjectTM trademarks. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2013 and 2012.

Thirteen Weeks Ended March 30, 2013 compared to Thirteen Weeks Ended March 31, 2012

Net revenue. Net revenue increased by $22.6 million, or 20%, to $135.9 million for the thirteen weeks ended March 30, 2013, as compared to $113.3 million for the thirteen weeks ended March 31, 2012, due primarily to increased shipments and pricing improvements.

Volume. Total shipment volume increased by 18% to 636,000 barrels for the thirteen weeks ended March 30, 2013, as compared to 539,000 barrels for the thirteen weeks ended March 31, 2012, due to gains in core shipment volume. Shipment volume for the core brands increased by 18% to 632,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brands.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirteen weeks ended March 30, 2013 increased by approximately 16% compared to the comparable thirteen week period in the prior year, primarily due to increases in Angry Orchard and Twisted Tea, and partially offset by declines in some Samuel Adams styles. Inventory at wholesalers participating in the Freshest Beer Program was lower by an estimated 112,000 case equivalents, as of the end of the first quarter 2013 compared to the end of the first quarter of 2012. The Company believes wholesaler inventory levels at March 30, 2013 were at appropriate levels.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2% to $214.70 per barrel for the thirteen weeks ended March 30, 2013, as compared to $210.90 per barrel for the comparable period in 2012, due primarily to price increases and package mix partially offset by $2.2 million of customer programs and incentive costs that are now recorded as reductions in revenue. In the first quarter of 2012, customer programs and incentive costs had been recorded as advertising, promotional and selling expenses.

Gross profit. Gross profit for core products was $107.19 per barrel for the thirteen weeks ended March 30, 2013, as compared to $115.25 per barrel for the thirteen weeks ended March 31, 2012. Gross margin for core products was 50% for the thirteen weeks ended March 30, 2013, as compared to 55% for the thirteen weeks ended March 31, 2012. The decrease in gross profit per barrel of $8.06 is primarily due to an increase in cost of goods sold per barrel, combined with customer programs and incentive costs, partially offset by pricing increases and package mix.

Cost of goods sold for core brands was $107.51 per barrel for the thirteen weeks ended March 30, 2013, as compared to $95.64 per barrel for the thirteen weeks ended March 31, 2012. The 2013 increase in cost of goods sold of $11.87 per barrel of core product is due to increased brewery processing and ingredient costs, and a change in product and package mix.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, which exclude 2013 customer programs and incentive costs of $2.2 million that are now reported as reduction of revenues, increased $5.0 million, or 13%, to $43.4 million for the thirteen weeks ended March 30, 2013, as compared to $38.5 million for the thirteen weeks ended March 31, 2012. The combined increase of $7.2 million in advertising promotional and selling and customer program and incentive costs was primarily a result of the timing of planned brand investments compared to the prior year, increased costs for additional sales personnel, increased investments in advertising and increased freight to wholesalers due to higher volumes.

Advertising promotional and selling and customer program and incentive costs for core brands were 34% of net revenue, or $68.75 per barrel, for the thirteen weeks ended March 30, 2013, as compared to 34% of net revenue, or $71.74 per barrel, for the thirteen weeks ended March 31, 2012. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $3.1 million, or 27%, to $14.6 million for the thirteen weeks ended March 30, 2013, as compared to $11.5 million for the comparable period in 2012. The increase was primarily due to increases in salary and benefit costs and consulting expenses.

Provision for income taxes. The Company recorded a provision for income taxes of $2.7 million for the thirteen weeks ended March 30, 2013, compared to $4.3 million for the thirteen weeks ended March 31, 2012. The Company’s effective tax rate for the first quarter of 2013 decreased to approximately 27.7% from the first quarter 2012 rate of approximately 36.7%, primarily as a result of the Company recognizing previously unrecognized tax benefits due to a federal income tax audit settlement and the reinstatement of the 2012 Federal Research and Development credit. The Company expects its tax provision for the year ending December 28, 2013 to be approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $32.3 million as of March 30, 2013 from $74.5 million as of December 29, 2012, primarily due to purchases of property, plant and equipment, repurchase of Class A common stock and cash used in operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash used in operating activities for the thirteen weeks ended March 30, 2013 was $12.8 million and primarily consisted of net income of $6.9 million, non-cash items of $2.5 million, and a net increase in operating assets and liabilities of $22.2 million. Cash provided by operating activities for the thirteen weeks ended March 31, 2012 was $1.8 million and primarily consisted of net income of $7.5 million, and non-cash items of $2.6 million, offset by a net increase in operating assets and liabilities of $8.3 million.

The Company used $21.1 million in investing activities during the thirteen weeks ended March 30, 2013, as compared to $15.0 million during the thirteen weeks ended March 31, 2012. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries.

Cash used in financing activities was $8.2 million during the thirteen weeks ended March 30, 2013, as compared to $2.0 million provided during the thirteen weeks ended March 31, 2012. The $10.2 million difference in financing cash flow in 2013 from 2012 is primarily due to more stock repurchases under the Company’s Stock Repurchase Program.

During the thirteen weeks ended March 30, 2013, the Company repurchased approximately 102,000 shares of its Class A Common Stock for an aggregate purchase price of $14.7 million. As of March 30, 2013, the Company had repurchased a cumulative total of approximately 10.8 million shares of its Class A Common Stock for an aggregate purchase price of $284.6 million. From March 31, 2013 through April 26, 2013, the Company repurchased approximately an additional 44,000 shares of its Class A Common Stock for a total cost of $7.0 million. Through April 26, 2013, the Company has repurchased a cumulative total of approximately 10.8 million shares of its Class A Common Stock for an aggregate purchase price of $291.6 million, and had approximately $8.4 million remaining on the $300.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 30, 2013 of $32.3 million, along with future operating cash flow and the Company’s unused line of credit of $50 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2013 Outlook

The Company continues to target earnings per diluted share for 2013 of between $4.70 and $5.10, but actual results could vary significantly from this target. The Company is currently planning that 2013 depletions and shipments growth will be approximately 10% to 15%. The Company believes that the competitive pricing environment will be challenging and is planning pricing increases of approximately 1% to 2% to partially offset cost pressures. Full-year 2013 gross margins are currently expected to be between 53% and 55%, due to anticipated price increases not fully covering cost pressures and some product mix changes. The Company intends to increase advertising, promotional and selling expenses by between $18 million and $26 million for the full year 2013, primarily due to planned increased investments behind our brands. These increases exclude increases in freight costs for the shipment of products to the Company’s wholesalers. The Company estimates increases of $2 million to $4 million for continued investment in existing brands developed by Alchemy & Science. These increases are included in our full-year estimated increases in advertising, promotional and selling expenses. Additional projects yet to be developed or acquired may significantly increase investments in Alchemy & Science and advertising, promotional and selling expenses. The Company believes that its 2013 effective tax rate will be approximately 37%.

The Company is continuing to evaluate 2013 capital expenditures and, based on current information, its initial estimates are between $70 million and $85 million, most of which relate to continued investments in its breweries, as well additional keg purchases. The Company anticipates an annual capital investment level after 2013 of between $30 million and $50 million, including capacity expansion initiatives to accommodate expected growth; however, the actual amount spent may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2013 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 30, 2013, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 30, 2013.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended March 30, 2013.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 29, 2012, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.	CONTROLS AND PROCEDURES

As of March 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the quarter ended March 30, 2013, the Company’s previously-reported appeal of the adverse decision regarding the Company’s claims arising out of the change in ownership in 2009 of the High Falls brewery located in Rochester, New York, was denied. There were no other material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 29, 2012 regarding these matters.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 26, 2013, the Company has repurchased a cumulative total of approximately 10.8 million shares of its Class A Common Stock for an aggregate purchase price of $291.6 million and had $8.4 million remaining on the $300 million share buyback expenditure limit.

During the thirteen weeks ended March 30, 2013, the Company repurchased 101,932 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2012 to February 2, 2013	58,072	$138.94	57,633	$22,009,192
February 3, 2013 to March 2, 2013	24,669	141.85	24,669	18,509,802
March 3, 2013 to March 30, 2013	19,754	159.74	19,630	15,361,114

Total	102,495	$143.65	101,932	$15,361,114

During the thirteen weeks ended March 30, 2013, the Company repurchased 563 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

On March 25, 2013, Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 100,000 shares of his holdings in Class B Common Stock into 100,000 shares of Class A Common Stock.

As of April 26, 2013, the Company had 8.9 million shares of Class A Common Stock outstanding and 4.0 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report
**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: May 1, 2013	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: May 1, 2013	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)