Form 10-Q
period 2013-06-29
BOSTON BEER CO INC
filed 2013-07-31
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2013:

Class A Common Stock, $.01 par value	8,820,946
Class B Common Stock, $.01 par value	4,007,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 29, 2013

PART I. Item 1. FINANCIAL INFORMATION

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 29, 2013	December 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$24,874	$74,463
Accounts receivable, net of allowance for doubtful accounts of $153 and $125 as of June 29, 2013 and December 29, 2012, respectively	43,480	31,479
Inventories	51,434	44,361
Prepaid expenses and other assets	13,797	6,628
Deferred income taxes	5,411	5,411

Total current assets	138,996	162,342
Property, plant and equipment, net	229,815	189,948
Other assets	5,417	4,656
Goodwill	2,538	2,538

Total assets	$376,766	$359,484

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$37,716	$28,303
Current portion of long-term debt and capital lease obligations	53	62
Accrued expenses and other current liabilities	60,263	60,529

Total current liabilities	98,032	88,894
Deferred income taxes	20,255	20,463
Debt and capital lease obligations, less current portion	765	566
Other liabilities	4,178	4,470

Total liabilities	123,230	114,393
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,728,383 and 8,703,670 shares issued and outstanding as of June 29, 2013 and December 29, 2012, respectively	87	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,007,355 and 4,107,355 shares issued and outstanding as of June 29, 2013 and December 29, 2012, respectively	40	41
Additional paid-in capital	168,708	157,305
Accumulated other comprehensive loss, net of tax	(883)	(883)
Retained earnings	85,584	88,541

Total stockholders’ equity	253,536	245,091

Total liabilities and stockholders’ equity	$376,766	$359,484

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	$194,939	$159,718	$341,351	$282,620
Less excise taxes	13,607	12,215	24,087	21,846

Net revenue	181,332	147,503	317,264	260,774
Cost of goods sold	84,200	67,120	152,349	118,582

Gross profit	97,132	80,383	164,915	142,192

Operating expenses:
Advertising, promotional and selling expenses	50,178	44,108	93,627	82,563
General and administrative expenses	14,906	12,830	29,554	24,343

Total operating expenses	65,084	56,938	123,181	106,906

Operating income	32,048	23,445	41,734	35,286
Other (expense) income, net:
Interest (expense) income	(6)	(2)	(8)	(1)
Other (expense) income, net	(220)	(19)	(342)	(22)

Total other (expense) income, net	(226)	(21)	(350)	(23)

Income before provision for income taxes	31,822	23,424	41,384	35,263
Provision for income taxes	12,107	9,073	14,757	13,419

Net income	$19,715	$14,351	$26,627	$21,844

Net income per common share – basic	$1.53	$1.11	$2.07	$1.69

Net income per common share – diluted	$1.45	$1.06	$1.96	$1.61

Weighted-average number of common shares – Class A basic	8,765	8,683	8,737	8,667

Weighted-average number of common shares – Class B basic	4,007	4,107	4,055	4,107

Weighted-average number of common shares – diluted	13,462	13,437	13,484	13,428

Other comprehensive income, net of tax:
Comprehensive income	$19,715	$14,351	$26,627	$21,844

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 29, 2013	June 30, 2012
Cash flows provided by operating activities:
Net income	$26,627	$21,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,463	9,633
Loss on disposal of property, plant and equipment	190	18
Bad debt expense (recovery)	28	(7)
Stock-based compensation expense	3,782	3,874
Excess tax benefit from stock-based compensation arrangements	(4,825)	(5,444)
Deferred income tax	(208)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,029)	(11,573)
Inventories	(7,073)	(3,094)
Prepaid expenses and other assets	(7,910)	(2,166)
Accounts payable	3,583	6,075
Accrued expenses and other current liabilities	4,487	4,359
Other liabilities	(127)	(227)

Net cash provided by operating activities	17,988	23,292

Cash flows used in investing activities:
Purchases of property, plant and equipment	(45,563)	(31,799)
Cash paid for acquisition of brewery assets and other intangible assets	—	(1,475)
Decrease (Increase) in restricted cash	62	(628)

Net cash used in investing activities	(45,501)	(33,902)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(29,586)	(7,582)
Proceeds from exercise of stock options	2,216	3,415
Proceeds from note payable	—	628
Cash paid on note payable	(62)	—
Excess tax benefit from stock-based compensation arrangements	4,825	5,444
Net proceeds from sale of investment shares	531	398

Net cash (used in) provided by financing activities	(22,076)	2,303

Change in cash and cash equivalents	(49,589)	(8,307)
Cash and cash equivalents at beginning of period	74,463	49,450

Cash and cash equivalents at end of period	$24,874	$41,143

Supplemental disclosure of cash flow information:
Income taxes paid	$10,602	$7,270

Acquisition of property and equipment under capital lease	$252	$—

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	—	338
Trade name	—	401
Goodwill	$—	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, produces and sells beer under various trade names. To date, sales from A&S brands have not been significant. The accompanying consolidated balance sheet as of June 29, 2013 and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended June 29, 2013 and June 30, 2012 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 29, 2013 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 29, 2013 and June 30, 2012, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventories are generally classified as current assets. The Company’s goal is to maintain a supply of approximately two years for essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. As of June 29, 2013, the Company has classified approximately $1.8 million of hops inventory in other long term assets that are above two years forecasted usage. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 29, 2013	December 29, 2012
	(in thousands)
Raw materials	$30,127	$27,867
Work in process	9,283	8,897
Finished goods	13,795	9,092

	53,205	45,856
Less portion included in other long term assets	(1,771)	(1,495)

	$51,434	$44,361

C.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands, except per share data)
Net income	$19,715	$14,351	$26,627	$21,844

Allocation of net income for basic:
Class A Common Stock	$13,431	$9,652	$18,053	$14,683
Class B Common Stock	6,141	4,566	8,378	6,958
Unvested participating shares	143	133	196	203

	$19,715	$14,351	$26,627	$21,844

Weighted average number of shares for basic:
Class A Common Stock	8,765	8,683	8,737	8,667
Class B Common Stock*	4,007	4,107	4,055	4,107
Unvested participating shares	94	119	95	120

	12,866	12,909	12,887	12,894

Net income per share for basic:
Class A Common Stock	$1.53	$1.11	$2.07	$1.69

Class B Common Stock	$1.53	$1.11	$2.07	$1.69

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on March 25, 2013, with the 26-week number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended June 29, 2013			Thirteen weeks ended June 30, 2012
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$13,431	8,765	$1.53	$9,652	8,683	$1.11
Add: effect of dilutive potential common shares
Share-based awards	—	690		—	647
Class B Common Stock	6,141	4,007		4,566	4,107
Net effect of unvested participating shares	7	—		6	—

Net income per common share - diluted	$19,579	13,462	$1.45	$14,224	13,437	$1.06

	Twenty-six weeks ended June 29, 2013			Twenty-six weeks ended June 30, 2012
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$18,053	8,737	$2.07	$14,683	8,667	$1.69
Add: effect of dilutive potential common shares
Share-based awards	—	692		—	654
Class B Common Stock	8,378	4,055		6,958	4,107
Net effect of unvested participating shares	10	—		10	—

Net income per common share - diluted	$26,441	13,484	$1.96	$21,651	13,428	$1.61

During the thirteen and twenty-six weeks ended June 29, 2013, weighted-average stock options to purchase approximately 18,000 and 17,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended June 30, 2012, weighted-average stock options to purchase approximately 259,000 and 248,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 86,000 and 66,000 shares of Class A Common Stock were outstanding as of June 29, 2013 and June 30, 2012, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per share for the twenty-six weeks ended June 30, 2012 because the performance criteria of these stock options were not met and the options were cancelled during that period.

Of the performance-based stock options to purchase 86,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of June 29, 2013, 60,000 shares were granted in 2009 to two key employees and 15,000 shares were granted in 2013 to one key employee. The vesting of these shares requires annual depletions, or sales by wholesalers to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2013 to 2018.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended June 29, 2013 and June 30, 2012 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $93.6 million at June 29, 2013. These commitments are made up of hops and malt totaling $35.7 million, equipment and machinery of $32.1 million, glass bottles of $4.4 million, advertising contracts of $15.6 million, and other of $5.8 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at June 29, 2013 totaled $22.4 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with one major supplier. The contracts include crop year 2012 and 2013 and cover the Company’s barley, wheat, and malt requirements for 2013 and a portion of 2014. Barley, wheat and malt purchase commitments outstanding at June 29, 2013 totaled $13.3 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Ardagh Glass Inc., successor in interest to Anchor Glass Container Corporation (“Ardagh”), under which Ardagh is the exclusive supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Ardagh may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Ardagh, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming Ardagh is unable to replace production demand cancelled by the Company, as of June 29, 2013 totaled $4.4 million.

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

Environmental Matters

During the second quarter of 2010, the Company entered into an agreement with the City of Cincinnati (the “City”) to complete a remediation in accordance with a remediation plan on environmentally contaminated land to be purchased by the City which is adjacent to Company-owned land at the Cincinnati Brewery (the “Property”). In the third quarter of 2010, the City was awarded a Clean Ohio Revitalization Fund grant (“CORF Grant”) for the Property and will use these funds to complete the purchase of the Property and will provide funds to the Company to remediate the contaminated land and demolish certain other buildings on adjacent parcels. The Company paid approximately $0.3 million to the City for an option to purchase the Property after it has been fully remediated to enable potential future expansion at the Cincinnati Brewery. This amount is included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these agreements, the Company recorded a current liability and an equal and offsetting other asset of approximately $2.6 million for the estimated total cleanup costs for which it is responsible under the remediation plan and the related CORF Grant, respectively. Under the terms of the agreement, the Company would not be reimbursed by the City for any remediation cost above the currently estimated cleanup cost of approximately $2.6 million.

During the second quarter of 2012, the Company entered into a second agreement with the City to complete a remediation in accordance with a remediation plan on environmentally contaminated land purchased by the Company which is also adjacent to Company-owned land at the Cincinnati Brewery (the “Second Property”). The City was awarded a Clean Ohio Revitalization Fund grant (“CORF II Grant”) and will provide funds to the Company to offset a portion of the purchase price of the Second Property, clean-up the contaminated land and buildings and to then demolish the buildings located on the Second Property. The Company paid approximately $263,000 to purchase the Second Property. This amount is also included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these arrangements, the Company recorded a current liability and an equal and offsetting other asset of approximately $663,000 for the estimated total acquisition and cleanup costs for which it is responsible under the remediation plan and the related CORF II Grant, respectively. Under the terms of the agreement with the City, the Company would not be reimbursed by the City for any remediation cost above the currently estimated acquisition and cleanup costs of approximately $663,000.

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

As of June 29, 2013 and December 29, 2012, the Company had approximately $0.8 million and $1.3 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 29, 2013 and December 29, 2012, the Company had $0.3 million and $0.7 million, respectively, accrued for interest and penalties.

In May 2013, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2010 and 2011 consolidated corporate income tax returns. The examination was in progress as of June 29, 2013.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of June 29, 2013. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt and Capital Lease Obligations

Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2015. As of June 29, 2013, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by a security interest in a CD held by the bank totaling approximately $566,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in Other Assets on the Company’s Balance Sheet. As of June 29, 2013, the balance on the note is $566,000.

Capital Lease

In October 2012, the Company entered into an agreement to lease equipment with a lease inception date of January 4, 2013. The Company recorded the lease as a capital lease, which resulted in $796,000 recorded as property, plant and equipment. At June 29, 2013, the balance of the capital lease obligation was $252,000, after payments of $544,000 at the beginning of the lease as required by the agreement.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of June 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$21,121	$—	$—	$21,121

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$74,534	$—	$—	$74,534

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

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of June 29, 2013
	Level 1	Level 2	Level 3	Total
Note Payable and Capital lease obligations	$—	$818	$—	$818

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total
Note Payable	$—	$628	$—	$628

I.	Stock-Based Compensation

On January 1, 2013, the Company granted options to purchase an aggregate of 40,925 shares of the Company’s Class A Common Stock with a weighted average fair value of $58.83 per share, of which 15,000 shares represented two special long-term retention stock options, each for 7,500 shares, to two key employees and another 15,000 shares represented a long-term performance-based stock option to one key employee. The special long-term retention stock options are service-based with 60% of the shares vesting on January 1, 2018 and the remaining shares vesting annually in equal tranches over the following four years. The long-term performance-based stock option is eligible to vest in 5,000 share tranches depending on performance achievement during the period from 2013 to 2018.

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

On May 29, 2013, the Company granted options to purchase an aggregate of 9,864 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $69.94 per share. All of the options vested immediately on the date of the grant.

Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 29, 2013 was $2.2 million and $3.8 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 30, 2012 was $2.5 million and $3.9 million, respectively.

J.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, June 29, 2013, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and twenty-six week period ended June 29, 2013, as compared to the thirteen and twenty-six week period ended June 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Twisted Tea®, Angry Orchard® and various Alchemy & Science trade names. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2013 and 2012.

Thirteen Weeks Ended June 29, 2013 compared to Thirteen Weeks Ended June 30, 2012

Net revenue. Net revenue increased by $33.8 million, or 23%, to $181.3 million for the thirteen weeks ended June 29, 2013, as compared to $147.5 million for the thirteen weeks ended June 30, 2012, due primarily to increased shipments.

Volume. Total shipment volume increased by 21% to 842,000 barrels for the thirteen weeks ended June 29, 2013, as compared to 696,000 barrels for the thirteen weeks ended June 30, 2012, due to gains in core shipment volume. Shipment volume for the core brands increased by 21% to 837,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirteen weeks ended June 29, 2013 increased by approximately 24% compared to the comparable thirteen week period in the prior year, primarily due to increases in depletions of Angry Orchard®, Samuel Adams® and, Twisted Tea® brand products. Inventory at wholesalers participating in the Freshest Beer Program was lower by an estimated 267,000 case equivalents, as of the end of the second quarter 2013 compared to the end of the second quarter of 2012.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2% to $216.23 per barrel for the thirteen weeks ended June 29, 2013, as compared to $212.51 per barrel for the comparable period in 2012, due primarily to price increases and product and package mix partially offset by $3.0 million of customer program and incentive costs that are now recorded as reductions in revenue. In the second quarter of 2012, customer program and incentive costs had been recorded as advertising, promotional and selling expenses.

Gross profit. Gross profit for core products was $115.86 per barrel for the thirteen weeks ended June 29, 2013, as compared to $115.95 per barrel for the thirteen weeks ended June 30, 2012. Gross margin for core products was 53.6% for the thirteen weeks ended June 29, 2013, as compared to 54.6% for the thirteen weeks ended June 30, 2012. The decrease in gross profit per barrel of $0.09 is primarily due to an increase in cost of goods sold per barrel partially offset by an increase in net revenue per barrel.

Cost of goods sold for core brands was $100.37 per barrel for the thirteen weeks ended June 29, 2013, as compared to $96.57 per barrel for the thirteen weeks ended June 30, 2012. The 2013 increase in cost of goods sold of $3.80 per barrel of core product is due to a change in product and package mix and increased brewery processing and ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, which exclude 2013 customer programs and incentive costs of $3.0 million reported as reduction of revenues, increased $6.1 million, or 14%, to $50.2 million for the thirteen weeks ended June 29, 2013, as compared to $44.1 million for the thirteen weeks ended June 30, 2012. The combined increase of $9.1 million in advertising promotional and selling and customer program and incentive costs was primarily a result of increased investments in local marketing and media advertising, costs for additional sales personnel, and increased freight to wholesalers due to higher volumes.

Advertising, promotional and selling and customer program and incentive costs for core brands were 29% of net revenue, or $63.53 per barrel, for the thirteen weeks ended June 29, 2013, as compared to 30% of net revenue, or $63.65 per barrel, for the thirteen weeks ended June 30, 2012. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $2.1 million, or 16%, to $14.9 million for the thirteen weeks ended June 29, 2013, as compared to $12.8 million for the comparable period in 2012. The increase was primarily due to increases in salary and benefit costs.

Provision for income taxes. The Company recorded a provision for income taxes of $12.1 million for the thirteen weeks ended June 29, 2013, compared to $9.1 million for the thirteen weeks ended June 30, 2012. The Company’s effective tax rate for the second quarter of 2013 decreased to approximately 38% from the second quarter 2012 rate of approximately 39%. The decrease in the rate is primarily due to higher pre-tax net income but with no corresponding increase in non-deductible expenses. The Company expects its tax provision for the year ending December 28, 2013 to be approximately 38%.

Twenty-six Weeks Ended June 29, 2013 compared to Twenty-six Ended June 30, 2012

Net revenue. Net revenue increased by $56.5 million, or 22%, to $317.3 million for the twenty-six weeks ended June 29, 2013, as compared to $260.8 million for the twenty-six weeks ended June 30, 2012, due primarily to increased shipments.

Volume. Total shipment volume increased by 20% to 1,478,000 barrels for the twenty-six weeks ended June 29, 2013, as compared to 1,235,000 barrels for the twenty-six weeks ended June 30, 2012, due to gains in core shipment volume. Shipment volume for the core brands increased by 20% to 1,469,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the twenty-six weeks ended June 29, 2013 increased by approximately 21% compared to the comparable twenty-six week period in the prior year, primarily due to increases in depletions of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2% to $215.97 per barrel for the twenty-six weeks ended June 29, 2013, as compared to $212.27 per barrel for the comparable period in 2012, due primarily to price increases and product and package mix, partially offset by $5.2 million of customer programs and incentive costs that are now recorded as reductions in revenue. In the twenty-six weeks ended June 30, 2012, customer programs and incentive costs had been recorded as advertising, promotional and selling expenses.

Gross profit. Gross profit for core products was $112.26 per barrel for the twenty-six weeks ended June 29, 2013, as compared to $115.91 per barrel for the twenty-six weeks ended June 30, 2012. Gross margin for core products was 52% for the twenty-six weeks ended June 29, 2013, as compared to 55% for the twenty-six weeks ended June 30, 2012. The decrease in gross profit per barrel of $3.65 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

Cost of goods sold for core brands was $103.44 per barrel for the twenty-six weeks ended June 29, 2013, as compared to $96.36 per barrel for the twenty-six weeks ended June 30, 2012. The 2013 increase in cost of goods sold of $7.08 per barrel of core product is due to a change in product and package mix and increased brewery processing and ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, which exclude 2013 customer programs and incentive costs of $5.2 million reported as reduction of revenues, increased $11.1 million, or 13%, to $93.6 million for the twenty-six weeks ended June 29, 2013, as compared to $82.6 million for the twenty-six weeks ended June 30, 2012. The combined increase of $16.3 million in advertising promotional and selling and customer program and incentive costs was primarily a result of increased costs for additional sales personnel, increased local marketing and media advertising and increased freight to wholesalers due to higher volumes.

Advertising, promotional and selling and customer program and incentive costs for core brands were 31% of net revenue, or $67.27 per barrel, for the twenty-six weeks ended June 29, 2013, as compared to 32% of net revenue, or $67.34 per barrel, for the twenty-six weeks ended June 30, 2012.

General and administrative. General and administrative expenses increased by $5.2 million, or 21%, to $29.6 million for the twenty-six weeks ended June 29, 2013, as compared to $24.3 million for the comparable period in 2012. The increase was primarily due to increases in salary and benefit costs and consulting expenses.

Provision for income taxes. The Company’s effective tax rate for the twenty-six weeks ended June 29, 2013 of 36% decreased from the twenty-six weeks ended June 30, 2012 rate of approximately 38%, primarily as a result of the Company recognizing previously unrecognized tax benefits due to a federal income tax audit settlement and the reinstatement of the 2012 Federal Research and Development credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $24.9 million as of June 29, 2013 from $74.5 million as of December 29, 2012, primarily due to purchases of property, plant and equipment and the repurchase of Class A common stock, partially offset by cash provided by operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 29, 2013 was $18.0 million and primarily consisted of net income of $26.6 million and non-cash items of $10.4 million, partially offset by a net increase in operating assets and liabilities of $19.1 million. Cash provided by operating activities for the twenty-six weeks ended June 30, 2012 was $23.3 million and primarily consisted of net income of $21.8 million, and non-cash items of $8.1 million, offset by a net increase in operating assets and liabilities of $6.6 million.

The Company used $45.5 million in investing activities during the twenty-six weeks ended June 29, 2013, as compared to $33.9 million during the twenty-six weeks ended June 30, 2012. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries and the purchase of additional kegs.

Cash used in financing activities was $22.1 million during the twenty-six weeks ended June 29, 2013, as compared to $2.3 million provided during the twenty-six weeks ended June 30, 2012. The $24.4 million difference in financing cash flow in 2013 from 2012 is primarily due to more stock repurchases under the Company’s Stock Repurchase Program.

During the twenty-six weeks ended June 29, 2013, the Company repurchased approximately 196,000 shares of its Class A Common Stock for an aggregate purchase price of $29.6 million. On May 29, 2013, the Board of Directors approved an increase of $25.0 million to the previously approved $300.0 million share buyback expenditure limit, for a new limit of $325.0 million. As of June 29, 2013, the Company had repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had approximately $25.5 million remaining on the $325 million stock repurchase expenditure limit set by the Board of Directors. From June 30, 2013 through July 26, 2013, the Company did not repurchase any additional shares of its Class A Common Stock.

The Company expects that its cash balance as of June 29, 2013 of $24.9 million, along with future operating cash flow and the Company’s unused line of credit of $50 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2013 Outlook

The Company is increasing its estimated earnings per diluted share for 2013 to a range of between $5.10 and $5.40 , an increase from the previously communicated range of $4.70 to $5.10, but actual results could vary significantly from this target. This increase is driven by the Company’s current expectation that 2013 depletions and shipments growth will be approximately 17% to 22%. The Company believes that the competitive pricing environment will be challenging and is planning pricing increases of approximately 1% that will only partially offset cost pressures. Full-year 2013 gross margins are currently expected to be between 52% and 54%, due to anticipated price increases not fully covering cost pressures and some product mix changes. The Company intends to increase advertising, promotional and selling expenses by between $20 million and $26 million for the full year 2013, primarily due to planned increased investments behind our brands. These increases exclude increases in freight costs for the shipment of products to the Company’s wholesalers. The Company estimates costs of $4 million to $6 million for continued investment in existing brands developed by Alchemy & Science. These increases are included in the full-year estimated increases in advertising, promotional and selling expenses. Additional projects yet to be launched or acquired may significantly increase investments in Alchemy & Science and advertising, promotional and selling expenses. The Company believes that its 2013 effective tax rate will be approximately 37%.

The Company is continuing to evaluate capital expenditures and initiate projects to support its business plans. Based on the accelerated growth and to address current capacity bottlenecks, the Company anticipates accelerating capacity and efficiency improvements at our breweries and accordingly is raising capital spend expectations for 2013 and 2014. Based on current information, it has increased its 2013 estimated capital expenditure range to between $100 million and $140 million from $85 million to $105 million, most of which relate to continued investments in its breweries, as well as additional keg purchases. The wide range is a result of equipment currently anticipated to be delivered to the breweries in late December 2013, which could be delayed. The Company is increasing its 2014 estimated capital expenditure range to between $100 million and $130 million from $30 million to $50 million. The actual amount spent may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for the remainder of 2013 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At June 29, 2013, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended June 29, 2013.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended June 29, 2013.

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

As of June 29, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the twenty-six weeks ended June 29, 2013, the Company’s previously-reported appeal of the adverse decision regarding the Company’s claims arising out of the change in ownership in 2009 of the High Falls brewery located in Rochester, New York, was denied. There were no other material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 29, 2012 regarding these matters.

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

As of July 26, 2013, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had $25.5 million remaining on the $325 million share buyback expenditure limit.

During the twenty-six weeks ended June 29, 2013, the Company repurchased 197,142 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2012 to February 2, 2013	58,072	$138.94	57,633	$22,009,192
February 3, 2013 to March 2, 2013	24,669	141.85	24,669	18,509,802
March 3, 2013 to March 30, 2013	19,754	159.74	19,630	15,361,114
March 31, 2013 to May 4, 2013	44,376	158.88	43,845	8,332,164
May 5, 2013 to June 1, 2013	18,815	149.92	18,495	30,531,712
June 2, 2013 to June 29, 2013	31,456	160.87	31,456	25,471,411

Total	197,142	$150.43	195,728	$25,471,411

During the twenty-six weeks ended June 29, 2013, the Company repurchased 1,414 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

On March 25, 2013, Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 100,000 shares of his holdings in Class B Common Stock into 100,000 shares of Class A Common Stock.

As of July 26, 2013, the Company had 8.8 million shares of Class A Common Stock outstanding and 4.0 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report
**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: July 31, 2013	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: July 31, 2013	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)