Form 10-Q
period 2013-09-28
BOSTON BEER CO INC
filed 2013-10-30
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2013:

Class A Common Stock, $.01 par value	8,821,292
Class B Common Stock, $.01 par value	4,007,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 28, 2013

PART I. Item 1. FINANCIAL INFORMATION

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 28, 2013	December 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$43,726	$74,463
Accounts receivable, net of allowance for doubtful accounts of $84 and $125 as of September 28, 2013 and December 29, 2012, respectively	52,574	31,479
Inventories	59,513	44,361
Prepaid expenses and other assets	11,621	6,628
Deferred income taxes	5,938	5,411

Total current assets	173,372	162,342
Property, plant and equipment, net	248,364	189,948
Other assets	7,009	4,656
Goodwill	3,683	2,538

Total assets	$432,428	$359,484

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$40,696	$28,303
Current portion of long-term debt and capital lease obligations	53	62
Accrued expenses and other current liabilities	84,397	60,529

Total current liabilities	125,146	88,894
Deferred income taxes	20,877	20,463
Debt and capital lease obligations, less current portion	584	566
Other liabilities	4,400	4,470

Total liabilities	151,007	114,393
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,730,663 and 8,703,670 shares issued and outstanding as of September 28, 2013 and December 29, 2012, respectively	87	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 4,007,355 and 4,107,355 shares issued and outstanding as of September 28, 2013 and December 29, 2012, respectively	40	41

Additional paid-in capital	170,907	157,305
Accumulated other comprehensive loss, net of tax	(883)	(883)
Retained earnings	111,270	88,541

Total stockholders’ equity	281,421	245,091

Total liabilities and stockholders’ equity	$432,428	$359,484

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenue	$231,788	$180,413	$573,139	$463,033
Less excise taxes	15,374	13,965	39,461	35,811

Net revenue	216,414	166,448	533,678	427,222
Cost of goods sold	101,035	73,206	253,384	191,788

Gross profit	115,379	93,242	280,294	235,434

Operating expenses:
Advertising, promotional and selling expenses	56,096	47,639	149,723	130,202
General and administrative expenses	15,744	12,293	45,298	36,636
Impairment of long-lived assets	1,300	—	1,300	—

Total operating expenses	73,140	59,932	196,321	166,838

Operating income	42,239	33,310	83,973	68,596
Other (expense) income, net:
Interest income	30	24	22	23
Other (expense) income, net	(57)	20	(399)	(2)

Total other (expense) income, net	(27)	44	(377)	21

Income before provision for income taxes	42,212	33,354	83,596	68,617
Provision for income taxes	16,526	12,604	31,283	26,023

Net income	$25,686	$20,750	$52,313	$42,594

Net income per common share – basic	$2.00	$1.60	$4.07	$3.30

Net income per common share – diluted	$1.89	$1.53	$3.85	$3.14

Weighted-average number of common shares – Class A basic	8,730	8,715	8,734	8,683

Weighted-average number of common shares – Class B basic	4,007	4,107	4,039	4,107

Weighted-average number of common shares – diluted	13,498	13,452	13,488	13,436

Other comprehensive income, net of tax:
Comprehensive income	$25,686	$20,750	$52,313	$42,594

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 28,	September 29,
	2013	2012

Cash flows provided by operating activities:
Net income	$52,313	$42,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,485	14,888
Impairment of long-lived assets	1,300	—
Loss on disposal of property, plant and equipment	329	85
Bad debt expense (recovery)	(41)	3
Stock-based compensation expense	5,763	5,181
Excess tax benefit from stock-based compensation arrangements	(4,990)	(7,278)
Deferred income tax	(113)	115
Changes in operating assets and liabilities:
Accounts receivable	(21,054)	(10,900)
Inventories	(15,152)	(4,068)
Prepaid expenses and other assets	(5,715)	1,607
Accounts payable	7,070	7,664
Accrued expenses and other current liabilities	28,815	15,250
Other liabilities	(131)	(350)

Net cash provided by operating activities	66,879	64,791

Cash flows used in investing activities:
Purchases of property, plant and equipment	(73,101)	(49,514)
Cash paid for acquisition of brewery assets and other intangible assets	(2,753)	(1,625)
Decrease (Increase) in restricted cash	62	(628)
Proceeds from disposal of property, plant and equipment	—	41

Net cash used in investing activities	(75,792)	(51,726)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(29,586)	(12,569)
Proceeds from exercise of stock options	2,269	4,370
Proceeds from note payable	—	628
Cash paid on note payable and capital lease	(244)	—
Excess tax benefit from stock-based compensation arrangements	4,990	7,278
Net proceeds from sale of investment shares	747	614

Net cash (used in) provided by financing activities	(21,824)	321

Change in cash and cash equivalents	(30,737)	13,386

Cash and cash equivalents at beginning of period	74,463	49,450

Cash and cash equivalents at end of period	$43,726	$62,836

Supplemental disclosure of cash flow information:
Income taxes paid	$17,180	$9,173

Acquisition of property and equipment under capital lease	$252	$—

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	—	338
Trade name	1,608	401
Goodwill	$1,145	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beer and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and the Company’s licenses. To date, sales from A&S brands are less than 1% of net revenues. The accompanying consolidated balance sheet as of September 28, 2013 and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended September 28, 2013 and September 29, 2012 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 28, 2013 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 28, 2013 and September 29, 2012, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. As of September 28, 2013, the Company has classified approximately $1.6 million of hops inventory in excess of two years of forecasted usage in other long term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 28, 2013	December 29, 2012
	(in thousands)
Raw materials	$33,039	$27,867
Work in process	9,030	8,897
Finished goods	19,053	9,092

	61,122	45,856
Less portion included in other long term assets	(1,609)	(1,495)

	$59,513	$44,361

C.	Net Income per Share

The Company calculates net income per share using the two-class method which requires the Company to allocate net income to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net income per share.

The Company’s Class B Common Stock is not listed for trading. Each share of the Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder, and participates equally in dividends

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share purchase program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount from market value after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note J for a discussion of the current year unvested stock awards and issuances.

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands, except per share data)
Net income	$25,686	$20,750	$52,313	$42,594

Allocation of net income for basic:
Class A Common Stock	$17,478	$13,974	$35,511	$28,648
Class B Common Stock	8,024	6,586	16,420	13,552
Unvested participating shares	184	190	382	394

	$25,686	$20,750	$52,313	$42,594

Weighted average number of shares for basic:
Class A Common Stock	8,730	8,715	8,734	8,683
Class B Common Stock*	4,007	4,107	4,039	4,107
Unvested participating shares	92	118	94	119

	12,829	12,940	12,867	12,909

Net income per share for basic:
Class A Common Stock	$2.00	$1.60	$4.07	$3.30

Class B Common Stock	$2.00	$1.60	$4.07	$3.30

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on March 25, 2013, with the 39-week number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended September 28, 2013			Thirteen weeks ended September 29, 2012
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$17,478	8,730	$2.00	$13,974	8,715	$1.60

Add: effect of dilutive potential common shares
Share-based awards	—	761		—	630
Class B Common Stock	8,024	4,007		6,586	4,107

Net effect of unvested participating shares	10	—		9	—

Net income per common share - diluted	$25,512	13,498	$1.89	$20,569	13,452	$1.53

	Thirty-nine weeks ended September 28, 2013			Thirty-nine weeks ended September 29, 2012
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$35,511	8,734	$4.07	$28,648	8,683	$3.30

Add: effect of dilutive potential common shares
Share-based awards	—	715		—	646
Class B Common Stock	16,420	4,039		13,552	4,107

Net effect of unvested participating shares	20	—		19	—

Net income per common share - diluted	$51,951	13,488	$3.85	$42,219	13,436	$3.14

There were no anti-dilutive shares of Class A Common Stock outstanding during the thirteen weeks ended September 28, 2013. During the thirty-nine weeks ended September 28, 2013, weighted-average stock options to purchase approximately 15,000 shares of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and thirty-nine weeks ended September 29, 2012, weighted-average stock options to purchase approximately 218,000 and 261,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 86,000 and 60,000 shares of Class A Common Stock were outstanding as of September 28, 2013 and September 29, 2012, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per share for the thirty-nine weeks ended September 29, 2012 because the performance criteria of these stock options were not met and the options were cancelled during that period.

Of the performance-based stock options to purchase 86,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of September 28, 2013, 60,000 shares were granted in 2009 to two key employees and 15,000 shares were granted in 2013 to one key employee. The vesting of these shares requires annual depletions, or sales by wholesalers to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2013 to 2018.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended September 28, 2013 and September 29, 2012 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of approximately $112.1 million at September 28, 2013. These commitments are made up of hops and malt totaling $39.5 million, equipment and machinery of $38.2 million, advertising contracts of $30.1 million, and other of $4.3 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at September 28, 2013 totaled $23.5 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with one major supplier. The contracts include crop years 2012 and 2013 and cover the Company’s barley, wheat, and malt requirements for 2013 and a portion of 2014. Barley, wheat and malt purchase commitments outstanding at September 28, 2013 totaled $16.0 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Ardagh Glass Inc., successor in interest to Anchor Glass Container Corporation (“Ardagh”), under which Ardagh is the exclusive supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Ardagh may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Ardagh, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. The Company has reached the annual minimum purchase commitments under this agreement, so that, as of September 28, 2013, there was no remaining purchase commitment. On October 1, 2013 the Company committed to minimum aggregate purchases in 2014 of $19.6 million.

Currently, the Company brews and packages more than 90% of its core brands volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. These requirements are not material to the Company’s operations.

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

As of September 28, 2013 and December 29, 2012, the Company had approximately $0.7 million and $1.3 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 28, 2013 and December 29, 2012, the Company had $0.3 million and $0.7 million, respectively, accrued for interest and penalties.

In May 2013, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2010 and 2011 consolidated corporate income tax returns. The examination was still in process as of September 28, 2013.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of September 28, 2013. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt and Capital Lease Obligations

Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit which expires on March 31, 2015. As of September 28, 2013, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by a security interest in a CD held by the bank totaling approximately $567,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in Other Assets on the Company’s Balance Sheet. As of September 28, 2013, the balance on the note is $567,000.

Capital Lease

In October 2012, the Company entered into an agreement to lease equipment with a lease inception date of January 4, 2013. The Company recorded the lease as a capital lease, which resulted in $796,000 recorded as property, plant and equipment. At September 28, 2013, the balance of the capital lease obligation was $70,000, after payments of $726,000 as required by the agreement.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of September 28, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents	$43,722	$—	$—	$43,722

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents	$74,534	$—	$—	$74,534

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

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of September 28, 2013
	Level 1	Level 2	Level 3	Total

Note Payable and Capital lease obligations	$—	$637	$—	$637

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total

Note Payable	$—	$628	$—	$628

The Company evaluates its long-lived assets for impairment when events indicate that an asset or asset group may have suffered impairment. In the past, the Company has recognized impairments of certain land included in property, plant and equipment. The Company has relied on its analysis of the fair value of the asset to determine the fair value of the land. The Company has recorded a $1.3 million impairment charge on its long-lived asset in September 2013.

I.	Brewery Acquisition

On August 26, 2013, A&S acquired substantially all of the assets of the Coney Island business (“Coney Island”) and certain other assets from Shmaltz Brewing Company for a preliminary aggregate purchase price of $2.9 million of which $500,000 is being held in escrow to collateralize certain seller indemnification obligations. Costs related to the acquisition of Coney Island were not significant and were expensed as incurred.

The allocation of the purchase price is as follows (in thousands):

Property, plant and equipment	$110
Trade name	1,648
Goodwill	1,145

Total assets acquired and cash paid	$2,903

The Company has assigned an indefinite life to the acquired trade name and the related value is included in other assets in the accompanying consolidated balance sheets. Goodwill resulting from this acquisition is expected to be amortizable for tax purposes. The operating results of Coney Island since the acquisition date are included in the Company’s consolidated financial statements.

In connection with the acquisition, A&S entered into a personal services agreement with Coney Island’s founder, pursuant to which he will consult with A&S and be available to devote a minimum number of hours per week, if requested, on Coney Island matters for a period of five years. The personal services agreement includes incentive fees for achievement of future volume targets. Minimum payments under the personal services agreement total approximately $0.5 million as of September 28, 2013, are payable through December 31, 2018 and are expensed as incurred.

J.	Stock-Based Compensation

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

Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 28, 2013 was $2.0 million and $5.8 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 29, 2012 was $1.3 million and $5.2 million, respectively.

K.	Impairment of Long-Lived Assets

The Company had previously been contemplating the construction of a brewery in Freetown, Massachusetts on land which it had purchased for $6.0 million. This land has been on the market for sale since 2008, as the Company no longer intends to construct a brewery at this location. During the third quarter of 2013 the Company recorded a further impairment loss of $1.3 million based on its analysis of the fair value of the asset.

L.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, September 28, 2013, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

PART I. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and thirty-nine week period ended September 28, 2013, as compared to the thirteen and thirty-nine week period ended September 29, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Thirteen Weeks Ended September 28, 2013 compared to Thirteen Weeks Ended September 29, 2012

Net revenue. Net revenue increased by $50.0 million, or 30.0%, to $216.4 million for the thirteen weeks ended September 28, 2013, as compared to $166.4 million for the thirteen weeks ended September 29, 2012, due primarily to increased shipments.

Volume. Total shipment volume of 995,000 barrels for the thirteen weeks ended September 28, 2013 includes shipments of core brands of 993,000 barrels and other shipments of 2,000 barrels. The 993,000 barrel shipment volume of core brands represents a 29% increase due primarily to increases in shipments of Angry Orchard, Twisted Tea and Samuel Adams brand products.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirteen weeks ended September 28, 2013 increased by approximately 26% compared to the comparable thirteen week period in the prior year, reflecting increases in depletions of Angry Orchard, Samuel Adams and, Twisted Tea brand products. Inventory at wholesalers participating in the Freshest Beer Program was lower by an estimated 208,000 case equivalents, as of the end of the third quarter 2013 compared to the end of the third quarter of 2012.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 1.2% to $217.80 per barrel for the thirteen weeks ended September 28, 2013, as compared to $215.16 per barrel for the comparable period in 2012, due primarily to changes in product and package mix and price increases, partially offset by $3.3 million of customer program and incentive costs that are now recorded as reductions in revenue. In the third quarter of 2012, customer program and incentive costs were recorded as advertising, promotional and selling expenses.

Gross profit. Gross profit for core products was $116.14 per barrel for the thirteen weeks ended September 28, 2013, as compared to $120.63 per barrel for the thirteen weeks ended September 29, 2012. Gross margin for core products was 53.3% for the thirteen weeks ended September 28, 2013, as compared to 56.1% for the thirteen weeks ended September 29, 2012. The decrease in gross profit per barrel of $4.49 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

Cost of goods sold for core brands was $101.66 per barrel for the thirteen weeks ended September 28, 2013, as compared to $94.52 per barrel for the thirteen weeks ended September 29, 2012. The 2013 increase in cost of goods sold of $7.13 per barrel of core products is due to increased brewery processing costs, increased ingredient costs and product mix effects.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, which exclude 2013 customer programs and incentive costs of $3.3 million now reported as a reduction of revenues, increased $8.5 million, or 17.8%, to $56.1 million for the thirteen weeks ended September 28, 2013, as compared to $47.6 million for the thirteen weeks ended September 29, 2012. The combined increase of $11.8 million in advertising promotional and selling expense and customer program and incentive costs was primarily a result of increased costs for additional sales personnel and commissions, increased investments in local marketing and media advertising, and increased freight to wholesalers due to higher volumes.

Advertising, promotional and selling expenses and customer program and incentive costs for core brands were 26% of net revenue, or $59.84 per barrel, for the thirteen weeks ended September 28, 2013, as compared to 29% of net revenue, or $61.47 per barrel, for the thirteen weeks ended September 29, 2012. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

The Company conducts certain advertising and promotional activities in its wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statements of comprehensive income as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets to reflect changes in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative. General and administrative expenses increased by $3.5 million, or 28.1%, to $15.7 million for the thirteen weeks ended September 28, 2013, as compared to $12.3 million for the comparable period in 2012. The increase was primarily due to increases in salary and benefit costs and consulting costs.

Impairment of long-lived assets. The Company incurred impairment charges of $1.3 million based upon its review of the carrying values of its property, plant and equipment, reflecting a change in the estimated fair value of land owned by the Company in Freetown, Massachusetts.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended September 28, 2013 of 39% increased from the thirteen weeks ended September 29, 2012 rate of approximately 38%, primarily due to in an increase in the valuation allowance for deferred tax assets due to the impairment charge on the Freetown land. The Company expects its tax provision for the year ending December 28, 2013 to be approximately 38%.

Thirty-nine Weeks Ended September 28, 2013 compared to Thirty-nine Ended September 29, 2012

Net revenue. Net revenue increased by $106.5 million, or 24.9%, to $533.7 million for the thirty-nine weeks ended September 28, 2013, as compared to $427.2 million for the thirty-nine weeks ended September 29, 2012, due primarily to increased shipments.

Volume. Total shipment volume of 2,473,000 barrels for the thirty-nine weeks ended September 28, 2013 includes shipments of core brands of 2,462,000 barrels and other shipments of 11,000 barrels. Shipment volume for core brands increased by 23% over comparable 2012 levels to 2,462,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirty-nine weeks ended September 28, 2013 increased by approximately 23% compared to the comparable thirty-nine week period in the prior year, primarily due to increases in depletions of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 1.6% to $216.77 per barrel for the thirty-nine weeks ended September 28, 2013, as compared to $213.39 per barrel for the comparable period in 2012, due primarily to changes in product and package mix and price increases, partially offset by $8.5 million of customer programs and incentive costs that are now recorded as reductions in revenue. In the thirty-nine weeks ended September 29, 2012, customer programs and incentive costs were recorded as advertising, promotional and selling expenses.

Gross profit. Gross profit for core products was $113.85 per barrel for the thirty-nine weeks ended September 28, 2013, as compared to $117.73 per barrel for the thirty-nine weeks ended September 29, 2012. Gross margin for core products was 52.5% for the thirty-nine weeks ended September 28, 2013, as compared to 55.2% for the thirty-nine weeks ended September 29, 2012. The decrease in gross profit per barrel of $3.89 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

Cost of goods sold for core brands was $102.72 per barrel for the thirty-nine weeks ended September 28, 2013, as compared to $95.65 per barrel for the thirty-nine weeks ended September 29, 2012. The 2013 increase in cost of goods sold of $7.07 per barrel of core product is due to increased brewery processing costs, increased ingredients costs and product mix effects.

Advertising, promotional and selling. Advertising, promotional and selling expenses, which exclude 2013 customer programs and incentive costs of $8.5 million reported as reduction of revenues, increased $19.5 million, or 15.0%, to $149.7 million for the thirty-nine weeks ended September 28, 2013, as compared to $130.2 million for the thirty-nine weeks ended September 29, 2012. The combined increase of $28.0 million in advertising promotional and selling and customer program and incentive costs was primarily a result of increased costs for additional sales personnel and commissions, increased local marketing and media advertising, and increased freight to wholesalers due to higher volumes.

Advertising, promotional and selling and customer program and incentive costs for core brands were 30% of net revenue, or $64.28 per barrel, for the thirty-nine weeks ended September 28, 2013, as compared to 31% of net revenue, or $65.17 per barrel, for the thirty-nine weeks ended September 29, 2012.

General and administrative. General and administrative expenses increased by $8.7 million, or 23.6%, to $45.3 million for the thirty-nine weeks ended September 28, 2013, as compared to $36.6 million for the comparable period in 2012. The increase was primarily due to increases in salary and benefit costs, and consulting expenses.

Impairment of long-lived assets. The Company incurred impairment charges of $1.3 million based upon its review of the carrying values of its property, plant and equipment, reflecting a change in the estimated fair value of land owned by the Company in Freetown, Massachusetts.

Provision for income taxes. The Company’s effective tax rate for the thirty-nine weeks ended September 28, 2013 of 37% decreased from the thirty-nine weeks ended September 29, 2012 rate of approximately 38%. This decrease was primarily as a result of the Company recognizing previously unrecognized tax benefits due to a federal income tax audit settlement and the reinstatement of the 2012 Federal Research and Development credit, partially offset by an increase in the valuation allowance for deferred tax assets due to the impairment charge on the Freetown land.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $43.7 million as of September 28, 2013 from $74.5 million as of December 29, 2012, reflecting purchases of property, plant and equipment and repurchases of Class A common stock that were only partially offset by cash provided by operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 28, 2013 was $66.9 million and primarily consisted of net income of $52.3 million and non-cash items of $20.7 million, partially offset by a net increase in operating assets and liabilities of $6.2 million. The Company’s accounts receivable have increased at a rate higher than its net revenue growth primarily due to increased international accounts receivable. The Company’s inventories have increased at a rate higher than revenue growth primarily due to increases in finished goods and raw materials. Cash provided by operating activities for the thirty-nine weeks ended September 29, 2012 was $64.8 million and primarily consisted of net income of $42.6 million, and non-cash items of $13.0 million, offset by a net decrease in operating assets and liabilities of $9.2 million.

The Company used $75.8 million in investing activities during the thirty-nine weeks ended September 28, 2013, as compared to $51.7 million during the thirty-nine weeks ended September 29, 2012. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries and the purchase of additional kegs.

Cash used in financing activities was $21.8 million during the thirty-nine weeks ended September 28, 2013, as compared to $0.3 million provided during the thirty-nine weeks ended September 29, 2012. The $22.1 million difference in financing cash flow in 2013 from 2012 is primarily due an increase in stock repurchases under the Company’s Stock Repurchase Program.

During the thirty-nine weeks ended September 28, 2013, the Company repurchased approximately 196,000 shares of its Class A Common Stock for an aggregate purchase price of $29.6 million. On May 29, 2013, the Board of Directors approved an increase of $25.0 million to the previously approved $300.0 million share buyback expenditure limit, for a new limit of $325.0 million. As of September 28, 2013, the Company had repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had approximately $25.5 million remaining on the $325 million stock repurchase expenditure limit set by the Board of Directors. From September 29, 2013 through October 25, 2013, the Company did not repurchase any additional shares of its Class A Common Stock.

The Company expects that its cash balance as of September 28, 2013 of $43.7 million, along with future operating cash flow and the Company’s unused line of credit of $50 million, will be sufficient to fund future cash requirements. The Company’s $50.0 million credit facility has a term not scheduled to expire until March 31, 2015. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2013 and 2014 Outlook

Year-to-date depletions reported to the Company for the 42 weeks ended October 19, 2013 are estimated by the Company to be up approximately 23% from the comparable period in 2012.

The Company now estimates earnings per diluted share to be between $5.05 to $5.35, a decrease from the previously communicated estimate of between $5.10 to $5.40 due to the land write-down and increased brand investments, only partially offset by increased shipment volumes. Full year 2013 earnings per diluted share actual results could vary significantly from this target. The Company expects depletions growth of 21% to 24% for the fifty-two week period ending December 28, 2013. The Company estimates price increases of approximately 1% to partially offset ingredients, packaging and processing cost pressures. Full-year 2013 gross margins are currently expected to be between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses by between $26 million and $32 million for the full year 2013, primarily due to planned increased investments behind our brands. These increases exclude increases in freight costs for the shipment of products to the Company’s wholesalers. The Company estimates costs of $4 million to $6 million for continued investment in existing brands developed by Alchemy & Science. These increases are included in the full-year estimated increases in advertising, promotional and selling expenses. The Company believes that its 2013 effective tax rate will be approximately 38%.

Looking forward to 2014, based on information of which the Company is currently aware, the Company is forecasting depletion and shipment growth in the mid-teens. The Company is targeting national price increases of between 2% and 3% to offset anticipated upward pressures on ingredients, packaging and freight costs, as well as increased investments behind the Company’s brands. Full-year 2014 gross margins are currently expected to be between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses by between $34 million and $42 million for the full year 2014, which does not include any increases in freight costs for the shipment of products to its wholesalers. The Company estimates increased investments of between $3 million and $5 million in existing brands developed by Alchemy & Science, which are included in our full year estimated increases in advertising, promotional and selling expenses. Brand investments in the Alchemy & Science brands could vary significantly from current estimates. The Company intends to increase its investment in its brands in 2014 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2014 effective tax rate of approximately 38%.

The Company is continuing to evaluate capital expenditures and to initiate projects to support its business plans. Based on current information, the Company has narrowed its estimated 2013 capital expenditure range to $100 million to $120 million, consisting mostly of continued investments in the Company’s breweries and additional keg purchases in support of growth. The Company is increasing its 2014 estimated capital expenditure range to between $140 million and $180 million from the previously communicated estimate of $100 million to $140 million. The actual amount spent may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for the remainder of 2013 and 2014 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers. The Company will provide further 2014 guidance when it presents its full-year 2013 results.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At September 28, 2013, the Company did not have off-balance sheet arrangements as defined in Paragraph 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended September 28, 2013.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended September 28, 2013.

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

As of September 28, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirty-nine weeks ended September 28, 2013, the Company’s previously-reported appeal of the adverse decision regarding the Company’s claims arising out of the change in ownership in 2009 of the High Falls brewery located in Rochester, New York, was denied. There were no other material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 29, 2012 regarding these matters.

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

As of October 25, 2013, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had $25.5 million remaining on the $325 million share buyback expenditure limit.

During the thirty-nine weeks ended September 28, 2013, the Company repurchased 197,726 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2012 to February 2, 2013	58,072	$138.94	57,633	$22,009,192
February 3, 2013 to March 2, 2013	24,669	141.85	24,669	18,509,802
March 3, 2013 to March 30, 2013	19,754	159.74	19,630	15,361,114
March 31, 2013 to May 4, 2013	44,376	158.88	43,845	8,332,164
May 5, 2013 to June 1, 2013	18,815	149.92	18,495	30,531,712
June 2, 2013 to June 29, 2013	31,456	160.87	31,456	25,471,411
June 30, 2013 to August 3, 2013	132	75.61	—	25,471,411
August 4, 2013 to August 31, 2013	452	45.16	—	25,471,411
September 1, 2013 to September 28, 2013	—	—	—	25,471,411

Total	197,726	$150.14	195,728	$25,471,411

During the thirty-nine weeks ended September 28, 2013, the Company repurchased 1,998 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

On March 25, 2013, Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 100,000 shares of his holdings in Class B Common Stock into 100,000 shares of Class A Common Stock.

As of October 25, 2013, the Company had 8.8 million shares of Class A Common Stock outstanding and 4.0 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report
**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: October 30, 2013	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: October 30, 2013	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)