Form 10-K
period 2013-12-28
BOSTON BEER CO INC
filed 2014-02-25
CIK 949870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $1,465.9 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 29, 2013). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 21, 2014, there were 9,192,749 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 3,827,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting to be held on June 4, 2014 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 28, 2013

PART I

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer in the United States. In fiscal 2013, Boston Beer sold approximately 3.4 million barrels of its proprietary products (“core brands”).

During 2013, the Company sold over fifty beers under the Samuel Adams® or the Sam Adams® brand names, ten flavored malt beverages under the Twisted Tea® brand name, eight hard cider beverages under the Angry Orchard ® brand name, and over twenty beers under four of its Alchemy & Science subsidiary’s brand names. Boston Beer produces malt beverages and hard cider at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) and Los Angeles, California, (the “Angel City Brewery”).

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

The Company’s beers are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers, domestic specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is one of the largest brands in the Better Beer category of the United States brewing industry. The Company estimates that in 2013 the craft beer category grew approximately 15%, and the Better Beer category was up approximately 8%, while the total beer category was down approximately 1%. The Company believes that the Better Beer category is approximately 24% of United States beer consumption by volume.

The domestic beer industry, excluding Better Beers, has experienced a decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers and increased competition from wine and spirits companies. During the past forty years, domestic light beers, which are beers with fewer calories than the brewers’ traditional beers, have experienced significant growth within the industry and now have a higher market share than traditional beers.

The Company’s Twisted Tea products compete within the flavored malt beverage (“FMB”) category of the beer industry. The Company believes that the FMB category comprises approximately 3% of United States beer consumption and that the volume comprising the FMB category increased approximately 31% in 2013. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Angry Orchard ciders compete within the hard cider category. The Company believes that the hard cider category comprises less than 1% of United States beer consumption and that the volume comprising the hard cider category increased approximately 100% in 2013. This category is small but growing and highly competitive and includes large international and domestic competitors as well as many small regional and local hard cider companies.

Narrative Description of Business

The Company’s business goal is to become the leading brewer in the Better Beer and Cider categories by creating and offering high quality full-flavored beers and ciders. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by brewing great beers and ciders, and increasing brand availability and awareness through advertising, point-of-sale, promotional programs and drinker education.

Beers and Ciders Marketed

The Company’s strategy is to create and offer a world-class variety of traditional and innovative beers and ciders with a focus on promoting the Samuel Adams product line. The Angry Orchard brand family was launched in the second half of 2011 in several markets and achieved national distribution in 2012. In 2013 Angry Orchard became the largest selling cider in the United States. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following. In late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science, as a craft brew incubator headquartered in Burlington, Vermont. Alchemy & Science has developed or acquired five brands since its formation, including Angel City Brewery®, The Traveler Beer Co.®, The Just Beer ProjectTM, Coney Island® Brewery and the Concrete Beach BreweryTM. To date, sales of Alchemy & Science brands have not been significant.

The Company sells its beers and ciders in various packages. Kegs are sold primarily for on premise retailers, which include bars, restaurants and other venues and bottles and cans are sold primarily for off-premise retailers which include grocery stores, club stores, convenience stores and liquor stores. During 2013, after a two-year research effort, the Company launched Samuel Adams Boston Lager and some Samuel Adams Seasonal Beers in a unique can that the Company developed and believes improves the drinker’s experience compared to the traditional beer can.

Samuel Adams Boston Lager® is the flagship beer which was first introduced in 1984. The Samuel Adams Seasonal beers are brewed specifically for limited periods of time and include Samuel Adams Cold Snap, Samuel Adams Summer Ale, Samuel Adams Octoberfest, and Samuel Adams Winter Lager. During early 2014 Samuel Adams Cold Snap was introduced to replace Samuel Adams Alpine Spring as the Spring Seasonal. Sam Adams Light was introduced in 2001 and is available on a year-round basis in certain markets.

Certain Samuel Adams beers may be produced at select times during the year solely for inclusion in the Company’s seasonal variety packs. During 2013, Samuel Adams Maple Pecan Porter was brewed and included in the Samuel Adams Spring Thaw Variety Mix Pack, Samuel Adams Belgian Session and Samuel Adams Blueberry Hill Lager were brewed and included in the Beers of Summer variety pack, Samuel Adams Ruby Mild and Samuel Adams Hazel Brown Ale were brewed and included in the Harvest Collection variety pack and Samuel Adams Cherry Chocolate Bock, Samuel Adams Old Fezziwig® Ale and Samuel Adams Juniper IPA were brewed and included in the Samuel Adams Winter Favorites variety pack. Additionally, beginning in 2011 the Company began limited releases of Seasonal beers in various packages. These limited seasonal release beers currently include Samuel Adams Escape Route Kolsch, Samuel Adams Porch Rocker, Samuel Adams Harvest Pumpkin and Samuel Adams White Christmas.

The Samuel Adams Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but receives limited promotional support. As part of this collection, in early 2014, the Company began a national rollout of Samuel Adams Rebel IPA, a West Coast style IPA brewed with hops from the Pacific Northwest. Samuel Adams Rebel IPA had been in test markets during 2013.

The Small Batch Collection, Barrel Room Collection and Limited Edition Beers and certain specialty variety packs are produced in limited quantities and are sold at higher prices than the Company’s other products. The Company also releases a variety of specialty draft beers brewed in limited quantities for its Small Batch Collection, festivals and Beer Week celebrations.

Twisted Tea and Angry Orchard brand families were available nationally in 2013, and the Company launched Seasonal programs for these brands. Twisted Tea and Angry Orchard are available in various packages, including cans. The Company will continue to look for complementary opportunities to leverage its capabilities, provided that they do not distract from its primary focus on its Samuel Adams brand.

The Company continually evaluates the performance of its various beers, flavored malt beverages and hard cider styles and the rationalization of its product line as a whole. Periodically, the Company discontinues certain styles and packages, such as Samuel Adams Coastal Wheat, Samuel Adams Alpine Spring, Twisted Tea Sun Tea and Twisted Tea Cranberry which were discontinued during 2013. Certain styles or brands discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

The Company’s beers and ciders are sold by the Company’s sales force to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment.

Product and Packaging Innovations

The Company is committed to maintaining its position as a leading innovator in the Better Beer and Cider categories by developing new beers and ciders. To that end, the Company continually test brews different beers and ciders and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes the annual LongShot American Homebrew Contest® in which Samuel Adams beer drinkers and employees of the Company submit homebrews for inclusion in the LongShot® six-pack in the following year. In 2013, the Company sold over fifty Samuel Adams beers commercially and brewed many more test brews. The Company’s Boston Brewery spends most of its time ideating, testing and developing beers and ciders for the Company’s potential future commercial development.

The Company embarked upon a two-year research effort to develop a can to improve the drinker’s experience compared to the traditional can. During 2013, the Company launched Samuel Adams Boston Lager and Samuel Adams Seasonal Beers in its uniquely-designed can.

In late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science, headed by Alan Newman, founder of Magic Hat Brewing Company, as a craft brew incubator. Alchemy & Science is headquartered in Burlington, Vermont. The mission of Alchemy & Science is to find new opportunities in craft brewing, which may be geographical or stylistic and some may be with existing breweries or brewpubs. Alchemy & Science has access to the brewing talents and broad resources of the Company as it looks for opportunities around the country. During 2012, Alchemy and Science purchased the assets of Southern California Brewing Company, Inc., a Los Angeles based craft brewer doing business as Angel City Brewing Company. During 2013, Alchemy and Science purchased the assets of the Coney Island beer brand and certain other assets from Shmaltz Brewing Company, a New York based craft brewer. Also in 2013, Alchemy & Science developed and sold beers under the Traveler Beer Company, brand names, including Curious Traveler® and other shandy-style beers as well as under the Just Beer Project® brand name, which includes the Anytime IPA™ beer. Alchemy & Science also announced in 2013 that it was finalizing plans to build a small brewery and beer hall in Miami, Florida named Concrete Beach Brewery. To date, Alchemy & Science brands have been available in limited markets and sales have not been significant.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 350 wholesalers in the United States and to a network of wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as pubs, restaurants, grocery stores, convenience stores, package stores, stadiums and other retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. With few exceptions, the Company’s products are not the primary brands in Distributors’ portfolios. Thus, the Company, in addition to competing with other malt beverages for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts.

The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, the Caribbean, the Pacific Rim, Mexico, and Central and South America. During 2013, the Company’s largest customer accounted for approximately 6% of the Company’s net sales. The top three customers accounted for approximately 12%, collectively. In some states or countries, the terms of the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the services of its Distributors.

Most core brands are shipped within days of completion and there has not been any significant product order backlog. The Company has historically received most of its orders from domestic Distributor in the first week of a month for products to be shipped the following month and the Distributor would carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory.

In an effort to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the market, the Company introduced its Freshest Beer Program with domestic Distributors in several markets in late 2010. The goal of the Freshest Beer Program is to provide better on-time service, forecasting, production planning and cooperation with the Distributors, while substantially reducing inventory levels at the Distributor. At December 28, 2013, the Company had over 120 Distributors participating in the program at various stages of inventory reduction, which constitutes over 65% of its volume. The Company believes that by the end of 2014 between 70% and 80% of its volume will be in the Freshest Beer Program. The Company successfully reduced the inventories of participating Distributors by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 133,000, 241,000 and 212,000 case equivalents in 2011, 2012 and 2013, respectively, as measured at the end of the year by evaluating the year on year inventory reduction from the inventory levels that might otherwise have been expected. The Distributor ordering process has changed significantly for Distributors that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment. There are various risks associated with the Freshest Beer Program that are discussed in Risk Factors below.

Boston Beer has a sales force of approximately 380 people, which the Company believes is one of the largest in the domestic industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing Distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples, certain ingredients including hops and barley and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s beers and ciders. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

The Company launched a philanthropic program in 2008 called Samuel Adams Brewing the American Dream®. Partnering with ACCION USA, the nation’s largest non-profit micro-lender, the program is designed to provide low to moderate income small business owners in the food, beverage and hospitality industries with small loans and support through training and “speed coaching” programs. Since its inception, the Samuel Adams Brewing the American Dream fund at ACCION has made loans of over $2.8 million to approximately 310 small business owners and craft brewers.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers and hard cider. These ingredients include:

Malt.    The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2012 barley crop in Canada was consistent with 10-year average in terms of both quality and quantity. The 2013 barley crop in Canada had record yields and above-average quality. The 2012 and 2013 barley crop prices were above the comparable ten-year averages. The Company purchased most of the malt used in the production of its beer from one major supplier during 2013. The Company currently has a multi-year contract with one supplier, but also believes that there are other malt vendors available that are capable of supplying its needs.

Hops.    The Company uses Noble hops varieties for most of its Samuel Adams beers and also uses hops grown in the United State and England. Noble hops are grown in several specific areas recognized for growing hops with superior taste and aroma properties. These include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. The United States hops, namely Cascade, Simcoe, Centennial, Chinook, Amarillo, and Ahtanum, are used in certain of the Company’s ales and lagers. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in certain of the Company’s ales. The Company enters into purchase commitments with seven hops dealers based on the Company’s projected future volumes and brewing needs. The dealers either have the hops that are committed or will contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German hops, in Pounds Sterling for the English hops and in US Dollars for United States hops. The Company does not currently hedge its forward currency commitments. The United States hops crop harvested in 2013 was consistent with historical averages in terms of both quality and quantity for most hop varieties and the Company expects to realize near full delivery on these United States hops contracts. The European hops crop harvested in 2013 was below historical averages in terms of both quality and quantity. While under-delivery on contracts occurred with some European varieties, this is not expected to impact the production of the Company’s beers. The Company attempts to maintain up to a two-years’ supply of essential hops varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The demand for hops grown in the United States is growing due to the success and growth of craft brewers. Certain United States hops are in tight supply and prices have risen for spot purchases accordingly. While the Company believes it has adequate inventory and commitments for all hop varieties, this assessment is based on expected growth and beer style mix, all of which could ultimately be significantly different from what is currently planned. Variations to plan could result in hops shortages for specific beers or an excess of certain hops varieties.

Yeast.    The Company uses multiple yeast strains for production of its beers, cider, and flavored malt beverages. While some strains are commercially available, the other strains are proprietary. Since the proprietary strains cannot be replaced if destroyed, the Company protects these strains by storing multiple cultures of the same strain at different production locations and in several external laboratories.

Apples.    The Company uses special varieties and origins of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are sourced primarily from European and United States suppliers and include bittersweet apples from France, culinary apples from Italy, and culinary apples from Washington State. There is limited availability of these apples and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture, could affect both price and supply. In 2012, the Company experienced shortages of apples that impacted the timing of shipments of its ciders to Distributors. During 2013, the Company did not experience any shortage of apples and entered into contracts to cover its expected needs for 2014.

Other Ingredients.    The Company maintains competitive sources for most of the other ingredients used in its beers and ciders.

Packaging Materials.    The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers and crowns. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2013, glass, cans and labels were each supplied by a single source. The Company has entered into contractual arrangements with an additional glass supplier for 2014 and beyond and believes that alternative suppliers for cans and labels are available.

The Company initiates bottle deposits in some states and reuses glass bottles that are returned pursuant to certain state bottle recycling laws. The Company derives some economic benefit from its reuse of returned glass bottles. The cost associated with reusing the glass varies, based on the costs of collection, sorting and handling, including arrangements with retailers, Distributors and dealers in recycled products. There is no guarantee that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.

Quality Assurance

As of December 28, 2013, the Company employed over fifteen brew masters to monitor the Company’s brewing operations and control the production of its beers and ciders. Extensive tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams beer, Twisted Tea flavored malt beverage and Angry Orchard hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle, can and keg of its beers and ciders in order to ensure that its customers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

During 2013, the Company brewed and packaged approximately 91% of its core brand volume at breweries owned by the Company. The Company made capital investments in 2013 of approximately $104 million. These investments were made to expand the quality, capacity, efficiency and capabilities of its breweries, both to meet the 2013 growth and the anticipated future growth. The Company expects to invest between $160 million and $220 million in 2014, which is highly dependent on our estimates of future growth and the capital investments to meet those volume growth estimates; the actual amount spent may well be different from these estimates. Under this capital plan, along with expanding its use of production arrangements with third parties, the Company believes it should be able to support its projected growth in 2014. The Company continues to evaluate capacity optimization at its breweries and the potential significant capital required for expansion of absolute capacity at its existing breweries.

The Pennsylvania Brewery and the Cincinnati Brewery both produce the full range of the Company’s core brands and produce most of the Company’s shipment volume. The Pennsylvania Brewery is the Company’s largest brewery and the Cincinnati Brewery is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Boston Brewery’s production is mainly for developing new types of innovative and traditional beers and brewing and packaging beers in the Samuel Adams Barrel Room Collection and certain keg beers for the local market. Product development entails researching market needs and competitive products, sample brewing and market taste testing. The Angel City Brewery production currently supports draft accounts in the Los Angeles market and on premise consumption at its beer hall.

The Company currently has a brewing services agreement with City Brewing Company, LLC, to produce its products at facilities in Latrobe, Pennsylvania and La Crosse, Wisconsin, an agreement with Pleasant Valley Wine Company to produce at facilities in Hammondsport, New York and an agreement with Shmaltz Brewing Company, LLC to produce at facilities in Clifton Park, New York. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing methods and (ii) first-rate quality control capabilities throughout brewing, fermentation, finishing and packaging. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to brew and package the Company’s beers and ciders.

The Company believes that it has secured sufficient alternatives in the event that production at any of its brewing locations is interrupted, although as volumes at the Pennsylvania Brewery increase, interruptions there could become more problematic. In addition, the Company may not be able to maintain its current economics, if interruptions were to occur and could face significant delays in starting up such replacement brewing locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures or operational shut downs. Also, as the brewing industry has consolidated, the financial stability of the breweries owned by others where the Company could brew some of its beers and ciders, if necessary, and their ability or willingness to meet the Company’s needs, has become a more significant concern. The Company continues to work with all of its breweries to attempt to minimize any potential disruptions.

Competition

The Better Beer category within the United States beer market is highly competitive due to the large number of craft brewers, imported beers with similar pricing and target drinkers, and efforts by large domestic brewers to enter this category. The Company anticipates competition and innovation among domestic craft brewers to remain strong, as craft brewers experienced their ninth successive year of growth in 2013 and there were many new startups. The Company estimates there are approximately 4,500 breweries in operation or in the planning stages up from approximately 420 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, expanding geographically, and adding more SKUs and styles, as Distributors and retailers are promoting and making more shelf space available for more craft beer brands.

Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States and have gained market share over the last ten years. In 2013, AB InBev completed its purchase of the Mexican brewer Grupo Modelo, owner of Corona and other imported brands, for $20.1 billion. As part of this acquisition, the United States distribution rights and certain brewery assets of Corona were purchased by Constellation Brands. Heineken and Constellation Brands may have substantially greater financial resources, marketing strength and distribution networks than the Company. The two largest brewers in the United States, MillerCoors and AB InBev, have entered the Better Beer category with domestic specialty beers, either by developing their own beers, acquiring, in whole or part, existing craft brewers, importing and distributing foreign brewers’ brands or increasing their development and marketing efforts on their own domestic specialty beers that might compete in the Better Beer category.

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

The Company distributes its products through independent Distributors who may also distribute competitors’ products. Certain brewers have contracts with their Distributors that impose requirements on Distributors that are intended to maximize the Distributors’ attention, time and selling efforts on that brewer’s products. These contracts generally result in increased competition among brewers as the contracts may affect the manner in which a Distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its Distributor network and works to develop programs and tactics intended to best position its products in the market.

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

The Company’s Twisted Tea product line competes primarily within the FMB category of the beer industry. FMB’s, such as Twisted Tea, Smirnoff Ice®, Mike’s Hard Lemonade®, Bud Light Lime® Lime-a-Rita, Bud Light Lime® Straw-ber-Rita, and Redds Apple Ale® are flavored malt beverages that are typically priced competitively with Better Beers. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation. The Company believes that the volume comprising the FMB category increased approximately 31% in 2013 and that the increased volume in 2013 was primarily due to the growth of ABI Inbev’s Bud Light Lime® Lime-a-Rita and Bud Light Lime® Straw-ber-Rita and the introduction of Redds Apple Ale®, which is a MillerCoors brand.

The Company’s Angry Orchard product line competes within the hard cider category. This category is small but growing and highly competitive and includes large international and domestic competitors as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with Better Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand name ‘Strongbow’; MillerCoors under the brand name ‘Crispin Cider’ and ABI InBev under ‘Michelob Ultra Cider’ and ‘Stella Cidre.’ Additionally, ABI Inbev and MillerCoors have announced additional hard cider brands that will be launched in 2014.

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

Trademarks

The Company has obtained United States Trademark Registrations for over 120 trademarks, including Samuel Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Utopias®, Samuel Adams Brewing the American Dream®, Twisted Tea®, Angry Orchard ® Angel City Brewery®, Just Beer®,

The Traveler Beer Co.® and Coney Island®. It also has a number of common law marks, including Infinium™. The Samuel Adams trademark, the Samuel Adams Boston Lager trademark, the design logo of Samuel Adams, the Twisted Tea trademark and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its Samuel Adams family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

Environmental, Health and Safety Regulations and Operating Considerations

The Company’s operations are subject to a variety of extensive and changing federal, state and local environmental and occupational health and safety laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Environmental laws, regulations or ordinances may impose liability for the cost of remediation of, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that any costs arising from existing environmental laws will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Employees

As of December 28, 2013, the Company employed approximately 1,120 people, of which approximately 85 were covered by collective bargaining agreements at the Cincinnati Brewery. The representation involves three labor unions with one contract expiring in 2015 and two expiring in 2017. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the large number of craft brewers with similar pricing and target drinkers and gains in market share achieved by domestic specialty beers and imported beers, a number of which are now promoted or imported by the two largest domestic brewing companies, AB InBev and MillerCoors. The Company faces strong competition from these two brewers as they introduce new domestic specialty brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States beer market. Samuel Adams is one of the largest brands in the Better Beer category of the United States brewing industry. The Company anticipates competition among domestic craft brewers to remain strong, as craft brewers experienced their ninth successive year of growth in 2013 and there were many new startups. In 2013, the Company estimates there are approximately 4,500 breweries in operation or in the planning stages up from approximately 420 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, expanding geographically, adding more SKUs and styles as Distributors and retailers are promoting and making more shelf space available for more craft beer brands. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline. No assurance can be given that any decline in price would be offset by an increase in market share.

The Company’s products, including its Twisted Tea and Angry Orchard products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s Distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including AB InBev, MillerCoors, Heineken and Constellation Brands, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or Distributors may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Further, in recent years, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation are the domestic joint venture between SABMiller and Molson Coors and the acquisition of Anheuser Busch by InBev, both of which occurred in 2008, the acquisition of FEMSA Cerveza by Heineken in 2010, and the acquisition of Grupo Modelo by AB InBev in 2013. Due to the increased leverage that these combined operations will have, the costs to the Company of competing could increase and the availability of contract brewing capacity could be reduced. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

There Is No Assurance of Continued Growth and the Company May Not Be Able to Manage Demand for Its Products.

The Company’s future growth may be limited by both its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the growth in the craft-brewed beer market and the Better Beer market. The development of new products by the Company may lead to reduced sales in the Company’s other products, including its flagship Samuel Adams Boston Lager. The Company’s future growth may also be limited by its ability to meet production goals at the Company’s owned breweries, its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms or the availability of suitable production capacity at third party-owned breweries, should production at the Company’s owned breweries miss targets, and its ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops, malt, cider ingredients and bottles, from suppliers.

The Company has Significantly Increased its Product Offerings and Distribution Footprint, which Increases Complexity and Could Adversely Affect the Company’s Business.

The Company has significantly increased the number of its commercially available beers, FMBs and ciders. Since 2010, the Company has introduced many new beers under the Samuel Adams brand name. During 2012 and 2013, the Company significantly increased distribution for both Twisted Tea and Angry Orchard brand families and added additional styles and packages. Since its formation in late 2011, Alchemy & Science has launched four brands including the Angel City Brewing Company brand, which includes a small brewery and a beer hall where beer is sold and consumed on premise. In addition, Alchemy & Science is finalizing plans to build a small brewery and beer hall in Miami, Florida named Concrete Beach Brewery. These additional brands and breweries along with the increases in activity for existing brands, have added to the complexity of the Company’s beer and cider development process as well as its brewing, packaging, marketing and selling processes. The Company does not have experience with managing this number of brands and products and has limited experience with integrating acquired brands or operating beer halls. There can be no assurance that the Company will effectively manage such increased complexity without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business.

Unexpected Events at Company-Owned Breweries, Reduced Availability of Breweries Owned by Others, Increased Complexity of the Company’s Business, or the Expansion Costs of the Company-Owned Breweries Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Prior to 2008, the Company pursued a production strategy that combined the capacity at the Cincinnati Brewery that was acquired in 1997 with significant production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others allowed the Company to utilize their excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for the Company’s beers. The Company purchased the Pennsylvania Brewery in June 2008. As a result, the volume of core brands brewed at Company-owned breweries increased and currently over 91% of its volume is brewed and packaged at Company-owned breweries.

In 2013, the Company brewed its flagship beer, Samuel Adams Boston Lager, at each of its breweries, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager. The Company expects to continue to brew most all of its core brands volume in 2014 at its Company-owned breweries. This reliance on its own breweries exposes the Company to capacity constraints, as these breweries are operating at or close to current capacity in peak months. Nevertheless, management believes that it has secured sufficient alternatives for most of its brands and packages in the event that production at any of its brewing locations is interrupted or discontinued, although it may not be able to maintain its current economics if such a disruption were to occur and it might experience interruptions to supply. Potential disruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures or operational shut downs.

The combination of the Company’s recent growth, increased product complexity, and its reliance on its own breweries, continues to increase the operating complexity of the Company’s business. During the second half of 2013, the Company had product shortages and service issues and the Company’s supply chain struggled under the increased volume and experienced increased operational and freight costs as it reacted. In 2013, the Company significantly increased its packaging capabilities and tank capacity to address these challenges. There can be no assurance that the Company will effectively manage such increasing complexity without experiencing planning failures, operating inefficiencies, control deficiencies or other issues that could have a material adverse effect on the Company’s business. The growth of the Company, changes in operating procedures and increased complexity, have required significant capital investment. The Company to date has not seen operating cost leverage from these increased volumes and there is no guarantee that it will.

The Company continues to avail itself of capacity at third-party breweries. During 2013, the Company brewed and/or packaged certain products under service contracts at facilities located in Latrobe, Pennsylvania, LaCrosse, Wisconsin, Clifton Park, New York and Hammondsport, New York. In selecting third party breweries for brewing services arrangements, the Company carefully weighs brewery’s (i) capability of utilizing traditional brewing methods and (ii) first rate quality control capabilities throughout brewing, fermentation, finishing and packaging. To the extent that the Company needs to avail itself of third party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries or an unexpected decline in the brewing capacity available to it, either of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. The use of such third party facilities also creates logistical costs and uncertainty in delivering product to the Company’s customers efficiently and on time.

As the brewing industry continues to consolidate, the financial stability of the breweries owned by others where the Company could brew some of its beers, if necessary, and their ability or willingness to meet the Company’s needs, have become a more significant concern and there is no guarantee that the Company’s brewing needs will be met. The Company continues to work with all of the breweries at which it might brew and package its products in an attempt to minimize any potential interruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s results of operations, cash flows and financial position. A simultaneous interruption at several of the Company’s production locations or an unexpected interruption at one of the Company-owned breweries would likely cause significant disruption, increased costs and, potentially, lost sales.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 96% of its beer is sold, the Company sells its beer to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with approximately 345 wholesale Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership of the current distribution network could lead to less support of the Company’s products. No assurance can be given that the Company will be able to maintain its current distribution network or secure additional Distributors on terms favorable to the Company.

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

The Company’s Freshest Beer Program Could Adversely Impact the Company’s Business and Operating Results

In late 2010, the Company started the implementation of its Freshest Beer Program with domestic Distributors to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the market. Historically, Distributors carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with the Distributors. At December 28, 2013, the Company had over 120 Distributors participating in the program at various stages of inventory reduction. The Company has over 65% of its volume on the Freshest Beer Program and believes this could reach 70 to 80% by the end of 2014. The Company successfully reduced the inventories of participating Distributors by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 133,000, 241,000 and 212,000 case equivalents in 2011, 2012 and 2013 respectively as measured at the end of the year by evaluating the year on year inventory reduction from the inventory levels that might otherwise have been expected. The Distributor ordering process has changed significantly for Distributors that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment and posed much greater challenges for forecasting and production planning. Also, changes to the Distributor ordering process has increased the complexity of the Company’s revenue recognition for shipments to Distributors that participate in the Freshest Beer Program.

It is possible that the Freshest Beer Program may not ultimately be successful; that its costs of implementation may exceed the value realized or that the outcome of such inventory reductions may prove detrimental to the Company’s business trends and ability to execute at retail. The Company may encounter unexpected problems with forecasting, accounting, production and Distributor cooperation. These issues may have and in the future could lead to shortages and out of stocks of the Company’s products at the Distributor and retailer levels, result in increased costs, negatively impact Distributor relations, and/or delay the Company’s implementation of this program.

Because the Company is still in the process of rolling out the Freshest Beer Program, there necessarily remain implementation and execution issues to be addressed. Additionally the Company has recently experienced growth rates significantly higher than planned and such growth places much greater stress on the Company’s supply chain given the lower inventories at Distributor. As a result, the Company currently cannot predict with any precision the long-term success of this program, the scope of its further implementation in 2014 or the full extent of the costs or business impacts associated with the program that might be incurred. The Company currently believes the program will, in the long term, be beneficial to its business, but there can be no assurances that this result will be achieved or, if achieved, to what extent.

In addition, the Company also fills orders from those of its Distributors who may choose independently to build their inventories or run their inventories down. Such a change in Distributor inventories is unpredictable and can lead to fluctuations in the Company’s quarterly or annual results.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess Inventory Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt, hops, barley and other ingredients, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2013. The Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

The Company predominantly uses Noble hops for its Samuel Adams lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, along with United States hops are used in most of the Company’s ales. The Company enters into purchase commitments with seven hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the Company’s needs. However, the performance and availability of the hops may be materially adversely affected by factors such as adverse weather, the use of fertilizers and pesticides that do not conform to United States regulations, the imposition of export restrictions (such as increased tariffs and duties) and changes in currency exchange rates resulting in increased prices. The Company attempts to maintain up to a two year’s supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are sourced primarily from European and United States suppliers and include bittersweet apples from France, culinary apples from Italy and culinary apples from Washington State. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. In 2012, the Company experienced shortages of apples that impacted the timing of shipments to Distributors. During 2013, the Company did not experience any shortage of apples and entered into contracts for the delivery of apples to cover its expected needs for 2014.

Historically, other than the apple shortages discussed above, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers, although the Company has had to pay significantly above historical prices to secure supplies when inventory and supply have been tight. Growth rates higher than planned or the introduction of new products requiring special ingredients could create demand for ingredients greater than the Company can source. Although the Company believes that there are alternate sources available for some of the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured.

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

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains multiple sources of supply for most of its packaging materials, such as shipping cases, six-pack carriers and crowns. In 2013, glass, cans and labels for core brands were each supplied by single sources. For 2014 and beyond, the Company has contracted with a second supplier for glass. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated at time of renewal. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years.

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

An Increase in Energy Costs Could Harm the Company’s Financial Results.

In the last five years, the Company has experienced significant variation in direct and indirect energy costs, and energy costs could continue to rise unpredictably. Increased energy costs would result in higher transportation, freight and other operating costs, including increases in the cost of ingredients and supplies. The Company’s future operating expenses and margins could be dependent on its ability to manage the impact of such cost increases. If energy costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices.

The Company’s Advertising and Promotional Investments May Affect the Company’s Financial Results but Not be Effective.

As a growth-oriented company, the Company has made, and expects to continue to make, significant advertising and promotional expenditures to enhance its brands, even though these expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. While the Company attempts to invest only in effective advertising and promotional expenditures, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales.

The Company’s Operations are Subject to Certain Operating Hazards and There Is No Guarantee That Problems Will Not Develop That Could Harm the Company’s Business.

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. These could result in unexpected costs to the Company, and in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability.

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

Certain states are considering or have passed changes to regulations involving the sale of certain controlled substances. It is possible that such changes could impact the demand for the Company’s products.

There Is No Guarantee that the Company Will not Face Litigation that Could Harm the Company’s Business.

While the Company has from time to time in the past been involved in material litigation, it is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations. In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results. See Item 3 — Legal Proceedings below.

The Class B Shareholder Has Significant Influence over the Company

The Company’s Class A Common Stock is not entitled to any voting rights except for the right as a class to (1) approve certain mergers, charter amendments and by-law amendments and (2) elect a minority of the directors of the Company. Although not a matter of right, the Class A stockholders also have been asked to vote on an advisory basis on executive compensation. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are currently decided by C. James Koch, Chairman of the Board of Directors of the Company, as the holder of 100% of the outstanding shares of the Company’s Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors, approval of equity-based and other executive compensation and other significant corporate and governance matters, such as approval of the Company’s independent registered public accounting firm. This could have the effect of delaying or preventing a change in control of the Company and makes most material transactions difficult or impossible to accomplish without the support of Mr. Koch. In addition, Mr. Koch could transfer some shares of the Class B Common Stock to others, which could impact the nature of the control currently held by him as the sole holder of the Class B Common Stock.

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

The Company’s Operating Results and Cash Flow May Be Adversely Affected by Unfavorable Economic and Financial Market Conditions.

Volatility and uncertainty in the financial markets and economic conditions may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy and agricultural products may rise faster than current estimates; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s Distributors may increase; (d) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (e) overall beer consumption may decline; or (f) drinkers of the Company’s beers may change their purchase preferences and frequency, which might result in sales declines.

Volatile and uncertain financial markets and economic conditions may cause disruption in the Company’s operations and cash flow and reduce its gross profit and gross margin, as described above, and may also increase the Company’s advertising, promotional and selling and general and administrative costs, and therefore adversely impact our operating results.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2013 fiscal year, and (3) remain unresolved.

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

The Company leases approximately 11,365 square feet of space in Miami, FL where the Company is in the process of building a small brewery and tour center. The current term of the lease for this facility will expire in 2023.

The Company owns approximately 10 acres of land in Cincinnati, Ohio, on which the Company’s Cincinnati Brewery is located, and leases, with an option to purchase, approximately 1 acre of land from the City of Cincinnati which abuts its property. The buildings on this property consist of approximately 128,500 square feet of brewery and warehouse space.

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

The graph set forth below shows the value of an investment of $100 on January 1, 2009 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”), the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) and a custom peer group which consists of Molson Coors Brewing Company and Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Inc.), the two remaining U.S. publicly-traded brewing companies (“Peer Group”), for the five years ending December 28, 2013.

			ANNUAL RETURN PERCENTAGE Years Ending

Company Name / Index		12/26/09	12/25/10	12/31/11	12/29/12	12/28/13
The Boston Beer Company, Inc.		74.93	109.16	10.88	22.49	82.06
S&P 500 Index		32.21	13.82	2.18	14.07	34.12
S&P 500 Beverages Index		26.05	17.63	7.30	7.16	22.48
Peer Group		-2.75	18.03	-12.09	1.17	36.24

	Base Period		INDEXED RETURNS Years Ending
Company Name / Index	12/27/08	12/26/09	12/25/10	12/31/11	12/29/12	12/28/13
The Boston Beer Company, Inc.	100	174.93	365.88	405.68	496.94	904.71
S&P 500 Index	100	132.21	150.48	153.77	175.41	235.25
S&P 500 Beverages Index	100	126.05	148.27	159.09	170.49	208.81
Peer Group	100	97.25	114.79	100.91	102.09	139.08

Peer Group Companies
Craft Brew Alliance Inc
Molson Coors Brewing Co

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2013	High	Low
First Quarter	$163.49	$134.45
Second Quarter	$172.83	$145.22
Third Quarter	$248.97	$173.74
Fourth Quarter	$259.25	$224.00

Fiscal 2012	High	Low
First Quarter	$106.79	$94.52
Second Quarter	$121.00	$98.31
Third Quarter	$127.98	$100.96
Fourth Quarter	$139.24	$105.19

There were 12,362 holders of record of the Company’s Class A Common Stock as of February 21, 2014. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 21, 2014, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $229.07.

Class A Common Stock

At December 28, 2013, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 8,875,972 were issued and outstanding, which includes 90,629 shares that are restricted for trading. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 28, 2013, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 3,962,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 21, 2014, C. James Koch, the Company’s Chairman, was the sole holder of record of all the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

On May 29, 2013, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $300.0 million to $325.0 million. As of December 28, 2013, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $299.5 million.

During the twelve months ended December 28, 2013, the Company repurchased 197,787 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2012 to February 2, 2013	58,072	$138.94	57,633	$22,009,192
February 3, 2013 to March 2, 2013	24,669	141.85	24,669	18,509,802
March 3, 2013 to March 30, 2013	19,754	159.74	19,630	15,361,114
March 31, 2013 to May 4, 2013	44,376	158.88	43,845	8,332,164
May 5, 2013 to June 1, 2013	18,815	149.92	18,495	30,531,712
June 2, 2013 to June 29, 2013	31,456	160.87	31,456	25,471,411
June 30, 2013 to August 3, 2013	132	75.61	—	25,471,411
August 4, 2013 to August 31, 2013	452	45.16	—	25,471,411
September 1, 2013 to September 28, 2013	—	—	—	25,471,411
September 29, 2013 to November 2, 2013	61	62.35	—	25,471,411
November 3, 2013 to November 30, 2013	—	—	—	25,471,411
December 1, 2013 to December 28, 2013	—	—	—	25,471,411

Total	197,787	$150.11	195,728	$25,471,411

Of the shares that were purchased during the period, 2,059 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 28 2013	Dec. 29 2012	Dec. 31 2011 (53 weeks)	Dec. 25 2010	Dec. 26 2009
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$793,705	$628,580	$558,282	$505,870	$453,446
Less excise taxes	54,652	48,358	45,282	42,072	38,393

Net revenue	739,053	580,222	513,000	463,798	415,053
Cost of goods sold	354,131	265,012	228,433	207,471	201,235

Gross profit	384,922	315,210	284,567	256,327	213,818
Operating expenses:
Advertising, promotional and selling expenses	207,930	169,306	157,261	135,737	121,560
General and administrative expenses	62,332	50,171	43,485	39,112	36,938
Impairment of long-lived assets	1,567	149	666	300	1,049
Settlement proceeds	—	—	(20,500)	—	—

Total operating expenses	271,829	219,626	180,912	175,149	159,547

Operating income	113,093	95,584	103,655	81,178	54,271
Other (expense) income, net	(552)	(67)	(155)	(70)	96

Income before provision for income taxes	112,541	95,517	103,500	81,108	54,367
Provision for income taxes	42,149	36,050	37,441	30,966	23,249

Net income	$70,392	$59,467	$66,059	$50,142	$31,118

Net income per share — basic	$5.47	$4.60	$5.08	$3.67	$2.21
Net income per share — diluted	$5.18	$4.39	$4.81	$3.52	$2.17
Weighted average shares outstanding – basic	12,766	12,796	13,012	13,660	14,059
Weighted average shares outstanding – diluted	13,504	13,435	13,741	14,228	14,356
Balance Sheet Data:
Working capital	$59,901	$73,448	$58,674	$39,805	$39,244
Total assets	$444,075	$359,484	$272,488	$258,530	$262,936
Total long-term obligations	$37,613	$25,499	$20,694	$20,743	$15,995
Total stockholders’ equity	$302,085	$245,091	$184,745	$165,588	$173,155
Statistical Data:
Barrels sold	3,416	2,746	2,484	2,272	2,222
Net revenue per barrel	$216	$211	$207	$204	$187

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s beers compete primarily in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share as drinkers continue to trade up in taste and quality. The Company estimates that in 2013 the craft beer category grew approximately 15%, while the Better Beer category was up approximately 8%, while the total beer category was down approximately 1%. The Company believes that the Better Beer category is approximately 24% of United States beer consumption by volume. The Company believes that significant opportunity to gain market share continues to exist for the Better Beer category. Depletions of the Company’s beers and ciders, or Distributor sales to retailers, increased approximately 23% in 2013 from the comparable 52 week period in the prior year.

Outlook

Year-to-date depletions reported to the Company for the 7 weeks ended February 15, 2014 are estimated by the Company to be up approximately 35% from the comparable period in 2013.

The Company is targeting earnings per diluted share for 2014 of between $6.00 and $6.40, but actual results could vary significantly from this target. The Company is currently planning that 2014 depletions and shipments growth will be between 16% and 20%. The Company is targeting national price increases of approximately 2% to offset anticipated upward pressures on ingredients, packaging and freight costs, as well as increased investments behind the Company’s brands. Full-year 2014 gross margins are currently expected to be between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $34 million and $42 million for the full year 2014, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company estimates increased investments of between $5 million and $7 million in existing brands developed by Alchemy & Science, which are included in our full year estimated increases in advertising, promotional and selling expenses. Brand investments in the Alchemy & Science brands could vary significantly from current estimates. The Company intends to increase its investment in its brands in 2014 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2014 effective tax rate of approximately 38%.

The Company is continuing to evaluate 2014 capital expenditures. Its current estimates are between $160 million and $220 million, consisting mostly of continued investments in the Company’s breweries, as well additional keg purchases in support of growth. These estimates include capital investments for existing Alchemy & Science projects of between $7 million and $9 million. The actual total amount spent on 2014 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2014 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

Results of Operations

Boston Beer’s flagship product is Samuel Adams Boston Lager. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams, Twisted Tea, Angry Orchard and various Alchemy & Science trade names. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s net revenues.

The following table sets forth certain items included in the Company’s consolidated statements of income as a percentage of net revenue:

	Year Ended
	Dec. 28 2013	Dec. 29 2012	Dec. 31 2011 (53 weeks)
	Barrels Sold (in thousands)
Core brands	3,403	2,727	2,471
Non-core products	13	19	13

Total barrels	3,416	2,746	2,484

	Percentage of Net Revenue
Net revenue	100%	100%	100.0%
Cost of goods	47.9	45.7	44.5

Gross profit	52.1	54.3	55.5
Advertising, promotional and selling expenses	28.2	29.2	30.7
General and administrative expenses	8.4	8.7	8.5
Impairment of long-lived assets	0.2	—	0.1
Settlement proceeds	—	—	(4.0)

Total operating expenses	36.8	37.9	35.3
Operating income	15.3	16.4	20.2
Interest income, net	0.0	0.0	0.0
Other (expense) income, net	(0.1)	0.0	0.0

Income before provision for income taxes	15.2	16.4	20.2
Provision for income taxes	5.7	6.2	7.3

Net income	9.5%	10.2%	12.9%

Year Ended December 28, 2013 (52 weeks) Compared to Year Ended December 29, 2012 (52 weeks)

Fiscal periods.    The 2013 and 2012 fiscal years consisted of 52 weeks as compared to 53 weeks in fiscal 2011.

Net revenue.    Net revenue increased by $158.9 million, or 27.4%, to $739.1 million for the year ended December 28, 2013, as compared to $580.2 million for the year ended December 29, 2012, due primarily to increased shipments.

Volume.    Total shipment volume of 3,416,000 barrels for the year ended December 28, 2013 includes shipments of core brands of 3,403,000 barrels and other shipments of 13,000 barrels. Shipment volume for core brands increased by 24.8% over comparable 2012 levels to 3,403,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by Distributors to retailers, of the Company’s core products for the year ended December 28, 2013 increased by approximately 23% compared to the prior year, primarily due to increases in depletions of Angry Orchard, Twisted Tea and Samuel Adams brand products.

Net Revenue per barrel.    The net revenue per barrel for core brands increased by 2.2% to $216.94 per barrel for the year ended December 28, 2013, as compared to $212.37 per barrel for the comparable period in 2012, due primarily to price increases and changes in product and package mix, partially offset by $7.0 million of increased customer programs and incentive costs.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its core brands in kegs, bottles and cans. Assuming the same level of production, a shift in the mix from bottles and cans to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 2.4% to 75.9% of total shipments for the year ended December 28, 2013 as compared to 2012.

Gross profit.    Gross profit for core products was $113.03 per barrel for the year ended December 28, 2013, as compared to $115.50 per barrel for the year ended December 29, 2012. Gross margin for core products was 52.1% for the year ended December 28, 2013, as compared to 54.4% for the year ended December 29, 2012. The decrease in gross profit per barrel of $2.47 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

Cost of goods sold for core brands was $103.91 per barrel for the year ended December 28, 2013, as compared to $96.87 per barrel for the year ended December 29, 2012. The 2013 increase in cost of goods sold of $7.04 per barrel of core product is due to increased ingredients costs, product mix effects and inefficiencies in the Company’s operations resulting from the higher than expected growth.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling.    Advertising, promotional and selling expenses, which exclude 2013 customer programs and incentive costs of $13.4 million reported as reduction of revenues, increased $38.6 million, or 22.8%, to $207.9 million for the year ended December 28, 2013, as compared to $169.3 million for the year ended December 29, 2012. The combined increase of $45.6 million in advertising promotional and selling and customer program and incentive costs was primarily a result of increased freight to Distributors of $14.0 million due to higher volumes and freight inefficiencies resulting from the higher than expected growth, and increased costs for additional sales personnel and commissions of $13.3 million, increased local marketing of $8.0 million, increased point of sale of $6.0 million and increased media advertising of $5.7 million.

Advertising, promotional and selling for core brands were 28.2% of net revenue, or $61.10 per barrel, for the year ended December 28, 2013, as compared to 29.2% of net revenue, or $62.09 per barrel, for the year ended December 29, 2012. The decrease in advertising, promotional and selling expenses per barrel and as a percentage of net revenue is offset by an increase in customer programs and incentive. Advertising, promotional and selling expenses and customer programs and incentive costs combined are increasing at a rate consistent with core shipment volume. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

The Company conducts certain advertising and promotional activities in its Distributors’ markets, and the Distributors make contributions to the Company for such efforts. These amounts are included in the Company’s statement of operations as reductions to advertising, promotional and selling expenses. Historically, contributions from Distributors for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the Distributors’ markets, if changes occur in these promotional contribution arrangements, depending on the industry and market conditions.

General and administrative.    General and administrative expenses increased by $12.2 million, or 24.2%, to $62.3 million for the year ended December 28, 2013, as compared to $50.2 million for the comparable period in 2012. The increase was primarily due to increases in salary and benefit costs, and consulting expenses.

Impairment of long-lived assets.    The Company incurred impairment charges of $1.6 million based upon its review of the carrying values of its property, plant and equipment, primarily due to a $1.3 million change in the estimated fair value of land owned by the Company in Freetown, Massachusetts.

Stock-based compensation expense.    For the year ended December 28, 2013, an aggregate of $7.3 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation increased by $790,000 in 2013 compared to 2012, primarily due to increased fair value of options and awards granted during 2013.

Provision for income taxes.    The Company’s effective tax rate for the year ended December 28, 2013 of 37.5% decreased from the year ended December 29, 2012 rate of approximately 37.7%. This decrease was primarily a result of the Company recognizing previously unrecognized tax benefits due to a federal income tax audit settlement and the reinstatement of the 2012 Federal Research and Development credit, partially offset by an increase in the valuation allowance for deferred tax assets due to the impairment charge on the Freetown land.

Year Ended December 29, 2012 (52 weeks) Compared to Year Ended December 31, 2011 (53 weeks)

Fiscal periods.    The 2012 fiscal year consisted of 52 weeks as compared to 53 weeks in fiscal 2011.

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

Fiscal year shipments volume increases for core brands of 10.3% were lower than the 52 week depletions increases of approximately 12% primarily due to the additional shipping week in fiscal 2011. The Company believes Distributor inventory levels at December 29, 2012 were at appropriate levels. Inventory at Distributors participating in the Freshest Beer Program was lower by an estimated 241,000 cases at December 29, 2012 compared to December 31, 2011, reducing reported earnings per diluted share by approximately $0.08 for the 2012 fiscal year.

Net Revenue per barrel.    The net revenue per barrel for core brands increased by 2.5% to $212.37 per barrel for the year ended December 29, 2012, as compared to $207.26 for the same period last year. This increase in net revenue per barrel is primarily due to price increases taken in 2012, partially offset by the change in accounting treatment for certain customer programs and incentives costs.

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

Advertising, promotional and selling.    Advertising, promotional and selling expenses increased by $12.0 million, or 7.7%, to $169.3 million for the year ended December 29, 2012, as compared to $157.3 million for the year ended December 31, 2011. The increase is primarily as a result of increased investments in advertising and local marketing of $6.2 million, increased size of the sales force and increased salaries, benefits and operating costs of $3.8 million, as well as increased freight expenses to Distributors of $5.3 million. Advertising, promotional and selling expenses for the year ended December 29, 2012 exclude approximately $6.3 million in payments for certain customer programs and incentives for the full year that in the fourth quarter of 2012 were classified as reductions in revenue. These brand investments have historically been recorded as advertising, promotional and selling expenses.

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

Provision for income taxes.    The Company’s effective income tax rate for the year ended December 29, 2012 increased to 37.7% from the 2011 rate of 36.2%. This increase in the effective tax rate is primarily due to the favorable state tax settlement in 2011 and higher pre-tax income in 2011 with no corresponding increase in non-deductible expenses.

Liquidity and Capital Resources

Cash decreased to $49.5 million as of December 28, 2013 from $74.5 million as of December 29, 2012, reflecting purchases of property, plant and equipment and repurchases of Class A common stock that were only partially offset by cash provided by operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities in 2013 was $100.0 million and primarily consisted of net income of $70.4 million and non-cash items of $41.6 million, partially offset by a net increase in operating assets and liabilities of $12.0 million. The Company’s inventories have increased at a rate higher than revenue growth primarily due to increases in finished goods and raw materials. The Company’s accounts receivable have increased at a rate higher than its net revenue growth primarily due to increased international accounts receivable. Cash provided by operating activities in 2012 totaled $95.3 million and primarily consisted of net income of $59.5 million, and non-cash items of $21.2 million, and a net decrease in operating assets and liabilities of $14.7 million.

The Company used $103.3 million in investing activities during 2013, as compared to $67.3 million during 2012. Investing activities primarily consisted of discretionary equipment purchases to increase capacity of the Company-owned breweries and the purchase of additional kegs.

Cash used in financing activities was $21.6 million during 2013, as compared to $3.0 million during 2012. The $18.6 million difference in financing cash flow in 2013 from 2012 is primarily due an increase in stock repurchases under the Company’s Stock Repurchase Program and a decrease in proceeds from the exercise of stock options and the related tax benefits.

During the year ended December 28, 2013, the Company repurchased approximately 196,000 shares of its Class A Common Stock for an aggregate purchase price of $29.6 million. On May 29, 2013, the Board of Directors approved an increase of $25.0 million to the previously approved $300.0 million share buyback expenditure limit, for a new limit of $325.0 million. As of December 28, 2013, the Company had repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had approximately $25.5 million remaining on the $325 million stock repurchase expenditure limit set by the Board of Directors. From December 29, 2013 through February 21, 2014, the Company did not repurchase any additional shares of its Class A Common Stock.

The Company expects that its cash balance as of December 28, 2013 of $49.5 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. During January 2014, the Company amended its line of credit to increase the amount available from $50 million to $150 million and extended the scheduled expiration date to March 31, 2019. The amended line of credit has terms and covenants similar to the previous line of credit. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

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

Provision for Excess or Expired Inventory

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand and under purchase commitments totaled approximately $159.4 million at December 28, 2013. The Company’s provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as a cost of goods sold and have historically been adequate to provide for losses on its raw materials.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment which are depreciated over their estimated useful lives. The carrying value of property, plant and equipment, net of accumulated depreciation, at December 28, 2013 was $266.6 million. For purposes of determining whether there are any impairment losses, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition — Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $40.4 million, $28.1 million and $26.5 million in fiscal year 2013, 2012 and 2011, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2013, 2012 and 2011 were $23.1 million, $19.5 million, and $18.8 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2013, 2012 and 2011 were $17.3 million, $8.6 million, and $7.7 million, respectively. In fiscal 2013 and 2012, the Company recorded certain of these costs in the total amount of $13.4 million and $6.3 million respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. Prior to 2012, these customer incentives and other payments were recorded in advertising, promotional and selling expenses. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Kegs and Pallets Inventory and Refundable Deposits

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and cans and such kegs, bottles and cans are shipped on pallets to Distributors. Deposits held by the Company at December 28, 2013 totaled approximately $19.5 million. All kegs and pallets are owned by the Company. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and pallets. The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation — Stock Compensation. Stock-based compensation was $7.3 million, $6.5 million, and $6.2 million in fiscal years 2013, 2012, and 2011, respectively. Various option-pricing models are used to calculate the fair value of options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate and expected exercise behavior.

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

Income Taxes

Income tax expense was $42.1 million, $36.0 million and $37.4 million in fiscal years 2013, 2012, and 2011, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed brands to compete within the Better Beer, FMB and cider categories and have acquired interests in craft beers and cider makers, or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from nine years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 350 Distributors nationwide and the Company’s sales force of approximately 380 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in the Better Beer market.

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

During 2013, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 28, 2013, which are denominated in Euros, British Pounds Sterling and U.S. Dollars, was $33.6 million. The Company has no forward exchange contracts in place as of December 28, 2013 and currently intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

The Company’s accounting policy for hop inventory and purchase commitments is to recognize a loss by establishing a reserve for aged hops and to the extent inventory levels and commitments exceed forecasted needs. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

Contractual Obligations

The following table presents contractual obligations as of December 28, 2013:

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
	(in thousands)
Hops and barley	$53,079	$25,568	$22,323	$5,188	$—
Equipment and machinery	43,927	43,927	—	—	—
Other Ingredients	26,681	26,681	—	—	—
Glass bottles	18,963	18,963	—	—	—
Advertising	18,751	18,751	—	—	—
Operating leases	9,399	2,726	3,977	1,542	1,154
Other	3,805	3,805	—	—	—

Total contractual obligations	$174,605	$140,421	$26,300	$6,730	$1,154

The Company had outstanding total non-cancelable purchase commitments of $174.6 million at December 28, 2013. These commitments are made up of hops and barley of $53.1 million, equipment and machinery of $43.9 million, other ingredients of $26.7 million, glass bottles of $19.0 million, advertising contracts of $18.7 million, operating leases of $9.4 million, and other commitments of $3.8 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices to which the Company is committed. Hops purchase commitments outstanding at December 28, 2013 totaled $33.6 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with one major supplier. The contracts include crop year 2013 and covers the Company’s barley, wheat, and malt requirements for 2013 and 2014. Barley, wheat, and malt purchase commitments outstanding at December 28, 2013 totaled $19.4 million.

The Company sourced its glass bottles from a single supplier through December 31, 2013. Effective January 1, 2014, the Company has glass supply agreements with two glass suppliers to supply its glass bottle requirements. The supply agreements establish the terms on which each glass supplier may supply glass bottles to which of the Company’s breweries as well as other facilities where the Company’s beers and ciders are produced. Under these agreements, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of December 28, 2013 totaled $19.0 million.

The Company has various operating lease agreements in place for facilities and equipment as of December 28, 2013. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2023.

For the fiscal year ended December 28, 2013, the Company brewed most all of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 28, 2013, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 28, 2013.

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

The Company enters into hops purchase contracts, as described above under “Hops Purchase Commitments.”, and makes purchases of other ingredients, equipment and machinery denominated in foreign currencies. The cost of these commitments changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 28, 2013) or (ii) the applicable LIBOR rate (0.17% at December 28, 2013) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 28, 2013, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $4.6 million as of December 28, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2014

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 28, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$49,524	$74,463
Accounts receivable, net of allowance for doubtful accounts of $160 and $125 as of December 28, 2013 and December 29, 2012, respectively	42,001	31,479
Inventories	56,397	44,361
Prepaid expenses and other assets	10,644	6,628
Deferred income taxes	5,712	5,411

Total current assets	164,278	162,342
Property, plant and equipment, net	266,558	189,948
Other assets	9,556	4,656
Goodwill	3,683	2,538

Total assets	$444,075	$359,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,424	$28,303
Current portion of long-term debt and capital lease obligations	53	62
Accrued expenses and other current liabilities	69,900	60,529

Total current liabilities	104,377	88,894
Deferred income taxes	32,394	20,463
Debt and capital lease obligations, less current portion	584	566
Other liabilities	4,635	4,470

Total liabilities	141,990	114,393
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,785,343 and 8,703,670 shares issued and outstanding as of December 28, 2013 and December 29, 2012, respectively	88	87
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,962,355 and 4,107,355 shares issued and outstanding as of December 28, 2013 and December 29, 2012, respectively	40	41
Additional paid-in capital	173,025	157,305
Accumulated other comprehensive loss, net of tax	(417)	(883)
Retained earnings	129,349	88,541

Total stockholders’ equity	302,085	245,091

Total liabilities and stockholders’ equity	$444,075	$359,484

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011 (53 weeks)
Revenue	$793,705	$628,580	$558,282
Less excise taxes	54,652	48,358	45,282

Net revenue	739,053	580,222	513,000
Cost of goods sold	354,131	265,012	228,433

Gross profit	384,922	315,210	284,567
Operating expenses:
Advertising, promotional and selling expenses	207,930	169,306	157,261
General and administrative expenses	62,332	50,171	43,485
Impairment of long-lived assets	1,567	149	666
Settlement proceeds	—	—	(20,500)

Total operating expenses	271,829	219,626	180,912

Operating income	113,093	95,584	103,655
Other (expense) income, net:
Interest income (expense), net	31	31	54
Other (expense) income, net	(583)	(98)	(209)

Total other (expense) income, net	(552)	(67)	(155)

Income before provision for income taxes	112,541	95,517	103,500
Provision for income taxes	42,149	36,050	37,441

Net income	$70,392	$59,467	$66,059

Net income per common share – basic	$5.47	$4.60	$5.08

Net income per common share – diluted	$5.18	$4.39	$4.81

Weighted-average number of common shares – Class A basic	8,741	8,689	8,905

Weighted-average number of common shares – Class B basic	4,025	4,107	4,107

Weighted-average number of common shares – diluted	13,504	13,435	13,741

Other comprehensive income (loss), net of tax:
Defined benefit plans liability adjustment	466	(45)	(400)

Comprehensive income	$70,858	$59,422	$65,659

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 25, 2010	9,288	$93	4,107	$41	$122,016	$(438)	$43,876	$165,588
Net income							66,059	66,059
Stock options exercised and restricted shares activities, including tax benefit of $5,346	187	2			10,142			10,144
Stock-based compensation expense					6,178			6,178
Repurchase of Class A Common Stock	(760)	(8)					(62,816)	(62,824)
Defined benefit plans liability adjustment, net of tax of $207						(400)		(400)

Balance at December 31, 2011	8,715	87	4,107	41	138,336	(838)	47,119	184,745
Net income							59,467	59,467
Stock options exercised and restricted shares activities, including tax benefit of $7,894	154	2			12,441			12,443
Stock-based compensation expense					6,528			6,528
Repurchase of Class A Common Stock	(165)	(2)					(18,045)	(18,047)
Defined benefit plans liability adjustment, net of tax of $75						(45)		(45)

Balance at December 29, 2012	8,704	87	4,107	41	157,305	(883)	88,541	245,091
Net income							70,392	70,392
Stock options exercised and restricted shares activities, including tax benefit of $5,282	132	1			8,402			8,403
Stock-based compensation expense					7,318			7,318
Repurchase of Class A Common Stock	(196)	(1)					(29,584)	(29,585)
Conversion from Class B to Class A	145	1	(145)	(1)				—
Defined benefit plans liability adjustment, net of tax of $296						466		466

Balance at December 28, 2013	8,785	$88	3,962	$40	$173,025	$(417)	$129,349	$302,085

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011 (53 weeks)
Cash flows provided by operating activities:
Net income	$70,392	$59,467	$66,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,903	20,208	18,792
Impairment of long-lived assets	1,567	149	666
Loss on disposal of property, plant and equipment	462	54	118
Bad debt expense	19	59	(55)
Stock-based compensation expense	7,318	6,528	6,178
Excess tax benefit from stock-based compensation arrangements	(5,282)	(7,894)	(5,346)
Deferred income taxes	11,630	2,066	(453)
Changes in operating assets and liabilities:
Accounts receivable	(10,542)	(8,305)	(3,161)
Inventories	(12,036)	(10,289)	(7,458)
Prepaid expenses and other assets	(7,616)	6,123	(2,146)
Accounts payable	3,173	8,002	(617)
Accrued expenses and other current liabilities	14,633	19,491	894
Other liabilities	361	(329)	(711)

Net cash provided by operating activities	99,982	95,330	72,760

Cash flows used in investing activities:
Purchases of property, plant and equipment	(100,655)	(66,010)	(19,599)
Cash paid for acquisition of brewery assets and other intangible asset	(2,753)	(1,726)	—
Decrease (Increase) in restricted cash	62	(628)	—
Proceeds from disposal of property, plant and equipment	18	41	—

Net cash used in investing activities	(103,328)	(67,323)	(19,599)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(29,585)	(18,046)	(62,824)
Proceeds from exercise of stock options	2,541	5,727	4,107
Proceeds from note payable	—	628	—
Cash paid on note payable and capital lease	(787)	—	—
Excess tax benefit from stock-based compensation arrangements	5,282	7,894	5,346
Net proceeds from sale of investment shares	956	803	691

Net cash used in financing activities	(21,593)	(2,994)	(52,680)

Change in cash and cash equivalents	(24,939)	25,013	481
Cash and cash equivalents at beginning of year	74,463	49,450	48,969

Cash equivalents at end of year	$49,524	$74,463	$49,450

Supplemental disclosure of cash flow information:
Income taxes paid	$29,442	$18,782	$40,556

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	$110	$338
Trade name	$1,608	$401
Goodwill	$1,145	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2013

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and the Company’s licenses. To date sales from A&S brands are less than 1% of net revenues.

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2013 and 2012 consist of fifty-two weeks and fiscal period of 2011 consists of fifty-three weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of two operating segments that each produce and sell alcohol beverages. The first operating segment is comprised of the Company’s Samuel Adams®, Twisted Tea® and Angry Orchard® brands. The second segment is the A&S Brewing Collaborative which is comprised of The Traveler Beer Company, Angel City Brewing Company, Concrete Beach Brewing Company, Coney Island Brewing Company and The Just Beer Project. Both segments have similar economic characteristics. They also sell predominantly low alcohol beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment. Since the operating segments are similar in the areas outlined above, they are aggregated for financial statements purposes.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 28, 2013 and December 29, 2012 included cash on-hand and money market instruments that are highly liquid investments.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 28, 2013 and December 29, 2012 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 28, 2013, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2013, sales to foreign Distributors were less than 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 28, 2013 and December 29, 2012 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2013, 2012 and 2011.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 28, 2013 and December 29, 2012. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, malt, apple juice, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or market value. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory.

The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, new products, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The Company’s accounting policy for inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed management’s expected future usage.

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

Refundable Deposits on Kegs and Pallets

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and such kegs and bottles are shipped on pallets to Distributors. All kegs and pallets are owned by the Company. Kegs are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg, while pallets are expensed upon purchase. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and pallets, which is included in current liabilities in the Company’s balance sheets. Upon return of the kegs and pallets to the Company, the deposit is refunded to the Distributor.

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. In 2010, the Company began estimating the physical count of kegs and pallets held by certain of its larger Distributors and the forfeited deposits attributable to lost kegs and pallets. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 28, 2013, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $194,000, $361,000 and $361,000, respectively. For the year ended December 29, 2012, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $287,000, $1.1 million and $1.1 million, respectively. As of December 28, 2013 and December 29, 2012, the Company’s balance sheet includes $17.9 million and $14.2 million, respectively, in refundable deposits on kegs and pallets and $18.7 million and $9.8 million, respectively, in keg equipment, net of accumulated depreciation.

Goodwill

Goodwill is comprised of three items. It includes the excess of the purchase price over the fair value of the net assets acquired of (i) the Company-owned brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) upon the completion of the acquisition in November 2000, (ii) substantially all of the assets of Southern California

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brewing Company, Inc., d/b/a Angel City Brewing Company acquired by the Company in the first quarter of 2012, (iii) substantially all of the assets of the Coney Island business and certain other assets from Shmaltz Brewing Company acquired by the Company in the third quarter of 2013. The Company does not amortize goodwill, but performs an annual impairment analysis of goodwill by comparing the carrying value and the fair value of its two reporting units at the end of the third quarter of every fiscal year. The Company has concluded that its goodwill was not impaired as of December 28, 2013 and December 29, 2012.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 28, 2013 and December 29, 2012.

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

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Net revenue includes product sales, less the distributor promotional discount allowance, certain Distributor incentives, as discussed below in Customer Programs and Incentives, the stale beer accrual and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 28, 2013 and December 29, 2012, the Company has deferred $8.4 million and $3.6 million, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue; however, the actual stale beer expense incurred by the Company could differ from the estimated accrual.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $50.3 million, $36.3 million and $31.1 million in fiscal years 2013, 2012 and 2011, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales and sales support workforce, promotional activity expenses, freight charges related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $81.0 million, $78.3 million and $73.4 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2013, 2012 and 2011, respectively.

The Company conducts certain advertising and promotional activities in its Distributors’ markets and the Distributors make contributions to the Company for such efforts. Reimbursements from Distributors for advertising and promotional activities are recorded as reductions to advertising, promotional and selling expenses.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition — Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $40.4 million, $28.1 million and $26.5 million in fiscal year 2013, 2012 and 2011, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2013, 2012 and 2011 were $23.1 million, $19.5 million, and $18.8 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. Agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2013, 2012 and 2011 were $17.3 million, $8.6 million, and $7.7 million, respectively. In 2013 and 2012, the Company recorded certain of these costs in the total amount of $13.4 million and $6.3 million respectively as reductions to net revenue rather than in advertising, promotional and selling expenses. Costs recognized as reduction to net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. Prior to 2012, these customer incentives were recorded in advertising, promotional and selling expenses. These costs are recorded as incurred, generally when invoices are received; however, certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-2”), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this standard did not have a significant impact on our consolidated financial statements.

C.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consisted of the following:

	December 28, 2013	December 29, 2012
	(in thousands)
Raw materials	$35,116	$27,867
Work in process	8,449	8,897
Finished goods	17,091	9,092

	60,656	45,856
Less portion included in other long term assets	(4,259)	(1,495)

	$56,397	$44,361

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 28, 2013	December 29, 2012
	(in thousands)
Prepaid expenses	$8,273	$3,452
Income taxes receivable	1,038	1,645
Grant receivable – environmental remediation (see Note J)	980	1,330
Other assets	353	201

	$10,644	$6,628

E.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 28, 2013	December 29, 2012
	(In thousands)
Machinery and plant equipment	$259,664	$183,828
Kegs	60,350	46,899
Land	23,260	24,515
Building and building improvements	44,234	36,667
Office equipment and furniture	14,581	12,580
Leasehold improvements	7,600	6,193

	409,689	310,682
Less accumulated depreciation	143,131	120,734

	$266,558	$189,948

The Company recorded depreciation and amortization expense related to these assets of $25.7 million, $20.2 million and $18.1 million in fiscal years 2013, 2012 and 2011, respectively.

Impairment of Long-lived Assets

During 2013, 2012, and 2011, the Company recorded impairment charges of $1.6 million, $0.1 million, and $0.7 million, respectively, based upon its review of the carrying values of its property, plant and equipment.

F.	Goodwill

Goodwill represents the excess of the purchase price of the Company-owned breweries over the fair value of the net assets acquired upon the completion of the acquisitions. In the first quarter of 2012, the Company acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company. During the third quarter of 2013, the Company acquired substantially all of the assets of the Coney Island business and certain other assets from Shmaltz Brewing Company. A portion of the purchase price was allocated to goodwill. See Note M for details on this acquisition.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s changes to the carrying amount of goodwill for the fifty-two weeks ended December 28, 2013 (in thousands):

	Balance at December 29, 2012	Additions	Balance at December 28, 2013
Goodwill, net	$2,538	$1,145	$3,683

G.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 28, 2013	December 29, 2012
	(in thousands)
Accrued deposits	$19,453	$15,805
Employee wages, benefits and reimbursements	14,773	11,701
Advertising, promotional and selling expenses	12,548	8,158
Deferred revenue	8,828	4,109
Accrued excise taxes	2,667	2,491
Environmental remediation costs (see Note J)	682	1,469
Income taxes (see Note I)	225	4,803
Other accrued liabilities	10,724	11,993

	$69,900	$60,529

H.	Debt and Capital Lease Obligations

Line of Credit

The Company has a credit facility in place that provides for a $50.0 million revolving line of credit. During January 2014 the Company amended its line of credit to increase the amount available from $50 million to $150 million and extended the scheduled expiration date to March 31, 2019. The amended line of credit has terms and covenants similar to the previous line of credit. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 28, 2013) or (ii) the applicable LIBOR rate (0.17% at December 28, 2013) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, including the maintenance of specified levels of tangible net worth and net income. The Company was in compliance with all covenants as of December 28, 2013 and December 29, 2012. There were no borrowings outstanding under the credit facility as of December 28, 2013 and December 29, 2012.

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

Note Payable

In June 2012, the Company entered into a grant facility with the Commonwealth of Pennsylvania (the “Commonwealth”) for $770,000. The purpose of the grant is to provide the Company funds to support economic development through the repaving of a parking lot and loading docks at its Pennsylvania Brewery. Under the terms of the grant, the Company was required to fund this project through a note arrangement, with the Commonwealth reimbursing the Company for its debt service over a 10-year period.

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by interest in a CD held by the bank totaling approximately $567,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in other assets on the Company’s consolidated balance sheet. As of December 28, 2013, the balance of the note was $567,000.

Capital Lease

In October 2012, the Company entered into an agreement to lease equipment with a lease inception date of January 4, 2013. The Company recorded the lease as a capital lease, which resulted in $796,000 recorded as property, plant, and equipment. The amortization of the leased equipment is included with depreciation expense in Note E. At December 28, 2013, the balance of the capital lease obligation was $70,000, after payments of $726,000 as required by the agreement.

I.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

	2013	2012	2011 (53weeks)
	(in thousands)
Current:
Federal	$24,090	$27,903	$31,845
State	6,723	6,009	5,809

Total current	30,813	33,912	37,654
Deferred:
Federal	11,116	2,279	(47)
State	220	(141)	(166)

Total deferred	11,336	2,138	(213)

Total income tax provision	$42,149	$36,050	$37,441

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reconciliations to statutory rates are as follows:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	4.1	4.1
Deduction relating to U.S. production activities	(2.2)	(2.9)	(3.0)
Change in income tax contingencies	(0.9)	(0.7)	0.6
State audit settlement	—	—	(2.0)
Other	1.5	2.2	1.5

	37.5%	37.7%	36.2%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 28, 2013	December 29, 2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,863	$2,537
Stock-based compensation expense	8,840	7,106
Inventory	3,789	2,762
Other	2,351	2,263

Total deferred tax assets	17,843	14,668
Valuation allowance	(1,050)	(543)

Total deferred tax assets net of valuation allowance	16,793	14,125
Deferred tax liabilities:
Property, plant and equipment	(41,631)	(27,961)
Prepaid expenses	(1,264)	(749)
Goodwill	(580)	(467)

Total deferred tax liabilities	(43,475)	(29,177)

Net deferred tax liabilities	$(26,682)	$(15,052)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.4 million, $0.1 million and $0.4 million for fiscal years 2013, 2012 and 2011, respectively. Accrued interest and penalties amounted to $0.3 million and $0.7 million at December 28, 2013 and December 29, 2012, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(in thousands)
Balance at beginning of year	$1,263	$1,935
Increases related to current year tax positions	50	—
Decreases related to prior year tax positions	(73)	(59)
Decreases related to settlements	(575)	(323)
Decreases related to lapse of statute of limitations	(46)	(290)

Balance at end of year	$619	$1,263

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance of unrecognized tax benefits at December 28, 2013 and December 29, 2012 are potential net benefits of $0.5 million and $1.1 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

In May 2013, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2010 and 2011 consolidated corporate income tax returns. The examination was still in process as of December 28, 2013.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of December 28, 2013. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2014 if there is a completion of certain income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

J.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $165.2 million at December 28, 2013. These commitments are made up of hops and malt totaling $53.0 million, equipment and machinery of $43.9 million, other ingredients of $26.7 million, glass bottles of $19.0 million, advertising contracts of $18.8 million, and other commitments of $3.8 million. As of December 28, 2013, projected cash outflows under purchase commitments for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2014	2015-2016	2017-2018
	(in thousands)
Hops and barley	$53,079	$25,568	$22,323	$5,188
Equipment and machinery	43,927	43,927	—	—
Other Ingredients	26,681	26,681	—	—
Glass bottles	18,963	18,963	—	—
Advertising	18,751	18,751	—	—
Other	3,805	3,805	—	—

Total contractual obligations	$165,206	$137,695	$22,323	$5,188

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices to which the Company is committed. Approximately one half of the hops purchase commitments are denominated in Euros. Hops purchase commitments outstanding at December 28, 2013 totaled $33.6 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley, wheat, and malt with one major supplier. The contracts include crop year 2013 and cover the Company’s barley, wheat, and malt requirements for 2013 and 2014. Barley, wheat, and malt purchase commitments outstanding at December 28, 2013 totaled $19.4 million.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sourced its glass bottles from a single supplier through December 31, 2013. Effective January 1, 2014, the Company has glass supply agreements with two glass suppliers to supply its glass bottle requirements. The supply agreements establish the terms on which each glass supplier may supply glass bottles to which of the Company’s breweries as well as other facilities where the Company’s beers and ciders are produced. Under these agreements, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of December 28, 2013 totaled $19.0 million.

For the fiscal year ended December 28, 2013, the Company brewed most of its volume at Company owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 28, 2013, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

Lease Commitments

The Company has various operating lease agreements in place for facilities and equipment as of December 28, 2013. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2023. Aggregate rent expense was $2.7 million, $2.0 million and $1.4 million in fiscal years 2013, 2012 and 2011, respectively.

Aggregate minimum annual rental payments under these agreements are as follows:

(In thousands)
2014	$2,726
2015	2,042
2016	1,935
2017	975
2018	567
Thereafter	1,154

$9,399

Litigation

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

The Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. In light of existing reserves, any additional remediation costs above the currently estimated cost of $682,000 will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$50,224	$—	$—	$50,224
Land	—	—	3,300	3,300

Total	$50,224	$—	$3,300	$53,524

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$74,534	$—	$—	$74,534
Land	—	—	4,600	4,600

Total	$74,534	$—	$4,600	$79,134

The Company’s cash equivalents listed above represent money market mutual fund securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Note Payable	$—	$567	$—	$567

	As of December 29, 2012
	Level 1	Level 2	Level 3	Total
Note Payable	$—	$628	$—	$628

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates its long-lived assets for impairment when events indicate that an asset or asset group may have suffered impairment. In the past, the Company has recognized impairments of certain land included in property, plant and equipment. The Company has relied on its analysis of the fair value of the asset to determine the fair value of the land. The Company has recorded a $1.3 million impairment charge on its long-lived asset in September 2013. Management based its valuation on a market analysis which contained various data points, none of which were materially different than the amount recorded on the balance sheet.

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets in the third quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets may be impaired. As of December 28, 2013, no such events or changes in circumstances occurred that would have triggered the need for a further impairment review.

M.	Brewery Acquisitions

On August 26, 2013, A&S acquired substantially all of the assets of the Coney Island business (“Coney Island”) and certain other assets from Shmaltz Brewing Company for a preliminary aggregate purchase price of $2.9 million of which $400,000 is being held in escrow to collateralize certain seller indemnification obligations. Costs related to the acquisition of Coney Island were not significant and were expensed as incurred.

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

In connection with the acquisition, A&S entered into a personal services agreement with Coney Island’s founder, pursuant to which he will consult with A&S and be available to devote a minimum number of hours per week, if requested, on Coney Island matters for a period of five years. The personal services agreement includes incentive fees for achievement of future volume targets. Minimum payments under the personal services agreement total approximately $0.5 million as of December 28, 2013, are payable through December 31, 2018 and are expensed as incurred.

On January 4, 2012, A&S acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company (“Angel City”) for an aggregate purchase price of $1.9 million.

The allocation of the purchase price is based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets. The allocation of the purchase price is as follows (in thousands):

Property, plant and equipment	$338
Trade name	401
Goodwill	1,161

Total assets acquired	$1,900

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2013, 2012 and 2011, the Company granted options to purchase 40,925, 42,600 and 228,200 shares, respectively, of its

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class A Common Stock to employees at market price on the grant dates. Of the 2013 option grants, 10,925 shares relate to performance-based option grants, 15,000 shares relate to a long-term performance-based option, and 15,000 shares relate to special long-term service-based retention stock options. Of the 2012 option grants, 11,100 shares relate to performance-based option grants and 31,500 shares relate to special long-term service-based retention stock options. Of the 2011 option grants, 13,200 shares relate to performance-based option grants and 215,000 shares relate to special long-term service-based retention stock options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

On January 1, 2014, the Company granted performance based options to purchase an aggregate of 7,090 shares of the Company’s Class A Common Stock with a weighted average fair value of $110.40 per share.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2013, 2012 and 2011, the Company granted 11,987, 16,375 and 17,687 shares, respectively, of restricted stock awards to certain senior managers and key employees, which vest ratably over service periods of five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2013, 2012 and 2011, employees elected to purchase an aggregate of 12,894, 13,360 and 12,985 investment shares, respectively.

On January 1, 2014, the Company granted 11,840 shares of restricted stock awards to certain senior managers and key employees of which 6,672 shares vest ratably over service periods of five years and 5,168 shares represent special long-term retention awards. Of the special long-term retention awards 2,067 shares are service-based with 33% vesting in equal installments starting on January 1, 2017 and 3,101 shares are performance-based with vesting depending on the level of performance targets attained on various dates. On January 1, 2014, employees elected to purchase 8,516 shares under the investment share program.

The Company has reserved 6.0 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.8 million shares were available for grant as of December 28, 2013. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. In years 2013, 2012 and 2011, the Company granted options to purchase an aggregate of 9,864, 17,367, and 30,000 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 550,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 115,269 shares were available for grant as of December 28, 2013. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2012	1,718,116	$46.44
Granted	50,789	137.76
Forfeited	—	—
Expired	—	—
Exercised	(89,070)	28.66

Outstanding at December 28, 2013	1,679,835	$50.14	4.81	$322,453

Exercisable at December 28, 2013	544,276	$42.33	4.06	$108,730

Vested and expected to vest at December 28, 2013	1,579,082	$50.14	4.78	$303,114

Of the total options outstanding at December 28, 2013, 345,195 shares were performance-based options.

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. The exercise price would have been $172.10 per share on December 28, 2013, which is not reflected in the table above because no shares of this stock option have been exercised as of December 28, 2013. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $1.0, $0.8, and $0.8 million related to this option in the fiscal year 2013, 2012, and 2011, respectively.

In August 2007, the Company granted an option to purchase 180,000 shares of its Class A Common Stock to its Chief Executive Officer that cliff-vested in August 2013. Under the binomial option-pricing model, the weighted average fair value of the option is $19.39 per share, and the Company recorded stock-based compensation expense of $0.6, $0.6, and $0.5 million related to this stock option in the fiscal years 2013, 2012 and 2011, respectively.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income:

	2013	2012	2011 (53 weeks)
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$3,054	$2,452	$2,236
Amounts included in general and administrative expenses	4,264	4,076	3,942

Total stock-based compensation expense	$7,318	$6,528	$6,178

Amounts related to performance-based stock options included in total stock-based compensation expense	$1,401	$645	$973

As permitted by ASC 718, the Company uses a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2013, 2012 and 2011 was $60.99, $45.03 and $43.07 per share, respectively, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2013	2012	2011
Expected volatility	33.9%	34.1%	34.6%
Risk-free interest rate	1.85%	1.86%	3.30%
Expected dividends	0%	0%	0%
Exercise factor	2.8 times	2.9 times	2.2 times
Discount for post-vesting restrictions	0.0%	0.8%	1.1%

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

Under ASC 718, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vest on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures. For equity awards that do not vest on January 1st, the estimated forfeiture rate used was 6.4%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of options vested during 2013, 2012 and 2011 was $4.7 million, $2.0 million and $1.8 million, respectively. The aggregate intrinsic value of stock options exercised during 2013, 2012 and 2011 was $12.5 million, $20.9 million and $11.6 million, respectively.

Based on equity awards outstanding as of December 28, 2013, there is $12.6 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.4 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 28, 2013 that are expected to vest (in thousands):

2014	$4,388
2015	3,481
2016	2,052
2017	1,215
2018	609
Thereafter	830

Total	$12,575

In addition, as of December 28, 2013, there were $0.3 million of unrecognized compensation costs associated with certain stock options with vesting requirements based on the achievement of various performance targets. Through December 28, 2013, no compensation expense was recognized for these performance-based stock options, nor will any be recognized until such time when the Company can estimate that it is probable that performance targets will be met.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 29, 2012	114,832	$51.67
Granted	24,881	96.10
Vested	(43,331)	41.62
Forfeited	(5,753)	72.70

Non-vested at December 28, 2013	90,629	$67.34

Stock Repurchase Program

On May 29, 2013, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $300.0 million to $325.0 million.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 28, 2013, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $299.5 million as follows:

	Number of Shares	Aggregate Purchase Price
		(in thousands)
Repurchased at December 25, 2010	9,771,503	$189,072
2011 repurchases	760,036	62,824

Repurchased at December 31, 2011	10,531,539	251,896
2012 repurchases	165,192	18,047

Repurchased at December 29, 2012	10,696,731	269,943
2013 repurchases	195,728	29,585

Repurchased at December 28, 2013	10,892,459	$299,528

O.	Employee Retirement Plans and Post-Retirement Benefit Plan

The Company has one retirement plan covering substantially all non-union employees; two retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union, and post-retirement medical benefits covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, Samuel Adams Brewery Company, Ltd., Samuel Adams Pennsylvania Brewery Company or A&S Brewing Collaborative LLC. All non-union employees of these entities are eligible to participate in the plan on the first day of the first month after commencing employment or, if later, reaching age 21. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution. A maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $2.4 million and $1.9 million in fiscal years 2013 and 2012, respectively, taking into account contributions made in fiscal year 2012 to the Samuel Adams Pennsylvania Brewery Company 401(k) Plan which was established in 2008 for eligible employees of Samuel Adams Pennsylvania Brewery Company and which merged into the Boston Beer 401(k) Plan effective January 1, 2013. The basic annual administrative fee for the Boston Beer 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

Union Plans

The defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees (the “SABC 401(k) Plan”), is a Company-sponsored plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SABC 401(k) Plan, subject to IRS limitations. Effective July 1, 2007, the Company commenced making a non-elective contribution for eligible

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees who are members of what is now the Service Employees’ International Union, Local 1, Firemen & Oilers Division (“Local #1”). Effective January 1, 2012, the Company commenced making a non-elective contribution for eligible employees who are members of The International Union of Operating Engineers, Local #20 (“Local #20”). Company contributions for fiscal 2013 and 2012 were insignificant. The basic annual administrative fee for the SABC 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the SABC 401(k) Plan. Such fees are not material to the Company.

The defined benefit plan, the Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”), is a Company-sponsored pension plan. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union #1199”) and who have completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made no contributions in 2013 and $151,000 contributions to this plan in 2012. At December 28, 2013 and December 29, 2012, the unfunded projected pension benefits were not material to the Company’s financial statements.

The Company provides a supplement to eligible retirees from Local #20, Local #1 and Local Union #1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s comprehensive medical plan for at least 5 years before retirement and, in the case of retirees from Local #20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.0% at December 28, 2013 and 4.0% at December 29, 2012, respectively, and a 2.5% health care cost increase based on the Cincinnati Consumer Price Index for the years 2013, 2012 and 2011. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits would not be significant.

In addition, the comprehensive medical plans offered to currently employed members of Local #20 and Local Union #1199 remain available to them should they retire after reaching age 57 (and before reaching age 65 in the case of a member of Local #20) with at least 20 years of service (if a Local #20 member) or 10 years of employment (if a Local Union #1199 member) with the Company or its predecessor at the Company’s Cincinnati Brewery. These eligible retirees may choose to continue to be covered under the Company’s comprehensive medical plan, subject to certain modifications applicable to members of Local Union #1199, until they reach the age when they are eligible for Medicare under the Social Security Act or (in the case of a Local #20 member) coverage under a comparable State health benefit plan. Eligible retirees pay 100% of the cost of the coverage.

The funded status of the Local 1199 Pension Plan and the Retiree Medical Plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 28, 2013	December 29, 2012	December 28 2013	December 29, 2012
	(in thousands)
Fair value of plan assets at end of fiscal year	$2,227	$2,026	$—	$—
Benefit obligation at end of fiscal year	2,889	3,095	505	549

Unfunded Status	$(662)	$(1,069)	$(505)	$(549)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Local 1199 Plan invests in a family of funds that are designed to minimize excessive short-term risk and focus on consistent, competitive long-term performance, consistent with the funds’ investment objectives. The fund-specific objectives vary and include maximizing long-term returns both before and after taxes, maximizing total return from capital appreciation plus income and funds that invest in common stock of companies that cover a broad range of industries. The plan’s investments are considered category 1 assets in the fair value hierarchy and the fair values were determined by reference to period end quoted market prices.

The basis of the long-term rate of return assumption of 7% reflects the Local 1199 Plan’s current targeted asset mix of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 3% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the targeted ratios of debt securities and equity securities. Additional consideration is given to the plan’s historical returns as well as future long-range projections of investment returns for each asset category. The assumed discount rate in estimating the pension obligation was 5% and 4.0% at December 28, 2013 and December 29, 2012, respectively.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 28, 2013	December 29, 2012
Equity securities	65%	66%
Debt securities	35	34

Total	100%	100%

P.	Net Income per Share

Net Income per Common Share — Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (53 weeks)
	(in thousands, except per share data)
Net income	$70,392	$59,467	$66,059

Allocation of net income for basic:
Class A Common Stock	$47,847	$40,009	$45,209
Class B Common Stock	22,035	18,913	20,850
Unvested participating shares	510	545	—

	$70,392	$59,467	$66,059
Weighted average number of shares for basic:
Class A Common Stock	8,741	8,689	8,905
Class B Common Stock*	4,025	4,107	4,107
Unvested participating shares	93	118	—

	12,859	12,914	13,012
Net income per share for basic:
Class A Common Stock	$5.47	$4.60	$5.08

Class B Common Stock	$5.47	$4.60	$5.08

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares on March 25, 2013, 20,000 shares on November 8, 2013, and 25,000 shares on November 15, 2013 to Class A Common Stock, with the 52-week number of shares reflecting the weighted average for the period.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income per Common Share — Diluted

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Fifty-two weeks ended December 28, 2013
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported – basic	$47,847	8,741	$5.47
Add: effect of dilutive potential common shares
Share-based awards	—	738
Class B Common Stock	22,035	4,025
Net effect of unvested participating shares	28	—

Net income per common share – diluted	$69,910	13,504	$5.18

	Fifty-two weeks ended December 29, 2012
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported – basic	$40,009	8,689	$4.60
Add: effect of dilutive potential common shares
Share-based awards	—	639
Class B Common Stock	18,913	4,107
Net effect of unvested participating shares	26	—

Net income per common share – diluted	$58,948	13,435	$4.39

	Fifty-three weeks ended December 31,2011
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported – basic	$45,209	8,905	$5.08
Add: effect of dilutive potential common shares
Share-based awards	—	729
Class B Common Stock	20,850	4,107
Net effect of unvested participating shares	—

Net income per common share – diluted	$66,059	13,741	$4.81

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $5.47, $4.60 and $5.08 for the fiscal years 2013, 2012 and 2011, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase 15,000, 271,000 and 213,000 shares of Class A Common Stock were outstanding during fiscal 2013, 2012 and 2011, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 40,000,

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

60,000 and 65,000 shares of Class A Common Stock were outstanding during fiscal 2013, 2012 and 2011, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the twelve months ended December 29, 2012, respectively.

Q.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs. The following table details the changes in accumulated other comprehensive income (loss) for 2013, 2012, and 2011 (in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2010	$(438)
Deferred pension and other post-retirement benefit costs, net of taxes of $220	(423)
Amortization of Deferred benefit costs, net of tax ($13)	23

Balance at December 31, 2011	$(838)
Deferred pension and other post-retirement benefit costs, net of taxes of $108	(99)
Amortization of Deferred benefit costs, net of tax ($33)	54

Balance at December 29, 2012	$(883)
Deferred pension and other post-retirement benefit costs, net of taxes of ($261)	407
Amortization of Deferred benefit costs, net of tax ($35)	59

Balance at December 28, 2013	$(417)

R.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2013	$125	$35	$—	$160
2012	66	59	—	125
2011	121	(55)	—	66

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2013	$2,315	$23,132	$(22,845)	$2,602
2012	2,106	19,494	(19,285)	2,315
2011	2,012	18,831	(18,737)	2,106

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2013	$1,072	$4,884	$(4,340)	$1,616
2012	1,773	2,405	(3,106)	1,072
2011	3,615	2,569	(4,411)	1,773

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2013	$1,859	$3,432	$(3,537)	$1,754
2012	2,019	3,174	(3,334)	1,859
2011	1,287	3,375	(2,643)	2,019

S.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 28, 2013, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements except for stock options and awards granted in January 2014 as disclosed in Note H and Note N.

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

	For Quarters Ended
	December 28, 2013 (13 weeks)	September 28, 2013 (13 weeks)	June 29, 2013 (13 weeks)	March 30, 2013 (13 weeks)	December 29, 2012(1) (13 weeks)	September 29, 2012 (13 weeks)	June 30, 2012 (13 weeks)	March 31, 2012 (13 weeks)
	(In thousands, except per share data)
Barrels sold	943	995	842	636	733	778	696	539
Net revenue	$205,375	$216,414	$181,332	$135,932	$153,000	$166,448	$147,503	$113,271

Gross profit	104,628	115,379	97,132	67,783	79,776	93,242	80,383	61,809

Operating income	29,120	42,239	32,048	9,686	26,988	33,310	23,445	11,841

Net income	$18,079	$25,686	$19,715	$6,912	$16,873	$20,750	$14,351	$7,493

Net income per share – basic	$1.40	$2.00	$1.53	$0.54	$1.31	$1.60	$1.11	$0.59

Net income per share – diluted	$1.33	$1.89	$1.45	$0.51	$1.25	$1.53	$1.06	$0.56

(1)	During the fourth quarter of 2012, the Company recorded $3.5 million of promotional expenses as contra revenue which had previously been included in advertising, promotional and selling expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 framework). Based on its assessment, the Company believes that, as of December 28, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited The Boston Beer Company, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Boston Beer Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Boston Beer Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013 of The Boston Beer Company, Inc. and subsidiaries, and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2014

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting to be held on June 4, 2014.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting to be held on June 4, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting to be held on June 4, 2014.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,679,835	$50.14	909,086
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,679,835	$50.14	909,086

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting to be held on June 4, 2014.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting to be held on June 4, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following financial statements are filed as a part of this report:

Page

Report of Independent Registered Public Accounting Firm	33
Consolidated Financial Statements:
Balance Sheets as of December 28, 2013 and December 29, 2012	34
Statements of Income and Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	35
Statements of Stockholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	36
Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	37
Notes to the Consolidated Financial Statements	38-64

(a)2. Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

Exhibit No.	Title

10.2	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.3	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.4	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.5	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

10.6	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

+10.7	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

+10.8	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.9	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.10	Glass Bottle Supply Agreement between Boston Beer Corporation and Anchor Glass Container Corporation dated November 2, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2008).

+10.11	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).

10.12	Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).

10.13	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

Exhibit No.	Title

10.14	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009); amended and restated on December 12, 2012, effective as of January 1, 2012.

*10.15	The Boston Beer Company, Inc. Employee Equity Incentive Plan as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, and October 8, 2013, effective as of January 1, 2014

10.16	Amendment dated January 24, 2014 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2014).

*11.1	The information required by exhibit 11 has been included in Note P of the notes to the consolidated financial statements.

*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 28, 2013.

*23.1	Consent of independent registered public accounting firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report.

+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2014.

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