Form 10-Q
period 2014-03-29
BOSTON BEER CO INC
filed 2014-04-30
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

    Yes  ☐             No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2014:

Class A Common Stock, $.01 par value	9,209,735
Class B Common Stock, $.01 par value	3,827,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March  29, 2014

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 29, 2014	December 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$27,976	$49,524
Accounts receivable, net of allowance for doubtful accounts of $335 and $160 as of March 29, 2014 and December 28, 2013, respectively	45,967	42,001
Inventories	61,007	56,397
Prepaid expenses and other assets	15,809	10,644
Deferred income taxes	5,712	5,712

Total current assets	156,471	164,278
Property, plant and equipment, net	309,082	266,558
Other assets	10,127	9,556
Goodwill	3,683	3,683

Total assets	$479,363	$444,075

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$38,905	$34,424
Current portion of long-term debt and capital lease obligations	55	53
Accrued expenses and other current liabilities	59,246	69,900

Total current liabilities	98,206	104,377
Deferred income taxes	32,297	32,394
Debt and capital lease obligations, less current portion	528	584
Other liabilities	4,232	4,635

Total liabilities	135,263	141,990
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,137,712 and 8,785,343 shares issued and outstanding as of March 29, 2014 and December 28, 2013, respectively	91	88
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,827,355 and 3,962,355 shares issued and outstanding as of March 29, 2014 and December 28, 2013, respectively	38	40

Additional paid-in capital	206,724	173,025
Accumulated other comprehensive loss, net of tax	(417)	(417)
Retained earnings	137,664	129,349

Total stockholders’ equity	344,100	302,085

Total liabilities and stockholders’ equity	$479,363	$444,075

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 29, 2014	March 30, 2013
Revenue	$197,370	$146,412
Less excise taxes	13,525	10,480

Net revenue	183,845	135,932
Cost of goods sold	93,326	68,149

Gross profit	90,519	67,783

Operating expenses:
Advertising, promotional and selling expenses	61,257	43,449
General and administrative expenses	15,871	14,648

Total operating expenses	77,128	58,097

Operating income	13,391	9,686
Other (expense) income, net:
Interest (expense) income, net	(4)	(2)
Other (expense) income, net	(136)	(122)

Total other (expense) income, net	(140)	(124)

Income before provision for income taxes	13,251	9,562
Provision for income taxes	4,936	2,650

Net income	$8,315	$6,912

Net income per common share – basic	$0.64	$0.54

Net income per common share – diluted	$0.62	$0.51

Weighted-average number of common shares – Class A basic	8,999	8,709

Weighted-average number of common shares – Class B basic	3,905	4,102

Weighted-average number of common shares – diluted	13,435	13,505

Other comprehensive income, net of tax:
Comprehensive income	$8,315	$6,912

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 29, 2014	March 30, 2013
Cash flows used in operating activities:
Net income	$8,315	$6,912
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,195	5,098
Loss on disposal of property, plant and equipment	—	345
Bad debt expense	175	31
Stock-based compensation expense	1,936	1,537
Excess tax benefit from stock-based compensation arrangements	(8,060)	(4,337)
Deferred income tax	(97)	(208)
Changes in operating assets and liabilities:
Accounts receivable	(4,141)	1,184
Inventories	(4,610)	(7,350)
Prepaid expenses and other assets	(5,869)	(5,995)
Accounts payable	(1,011)	(630)
Accrued expenses and other current liabilities	(2,740)	(9,257)
Other liabilities	97	(161)

Net cash used in operating activities	(8,810)	(12,831)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(44,170)	(21,177)
Decrease in restricted cash	55	62

Net cash used in investing activities	(44,115)	(21,115)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	—	(14,697)
Proceeds from exercise of stock options	22,996	1,844
Cash paid on note payable and capital lease	(53)	(62)
Excess tax benefit from stock-based compensation arrangements	8,060	4,337
Net proceeds from sale of investment shares	374	355

Net cash provided by (used in) financing activities	31,377	(8,223)

Change in cash and cash equivalents	(21,548)	(42,169)
Cash and cash equivalents at beginning of period	49,524	74,463

Cash and cash equivalents at end of period	$27,976	$32,294

Supplemental disclosure of cash flow information:
Income taxes paid	$1,951	$4,289

Acquisition of property and equipment under capital lease	$—	$231

Increase in accounts payable for purchase of property, plant and equipment	$5,492	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and the Company’s licenses. To date, sales from A&S brands are less than 1% of net revenues. The accompanying consolidated balance sheet as of March 29, 2014 and the consolidated statements of income and comprehensive income and consolidated statements of cash flows for the interim periods ended March 29, 2014 and March 30, 2013 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 29, 2014 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 29, 2014 and March 30, 2013, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	March 29, 2014	December 28, 2013
	(in thousands)
Raw materials	$43,218	$35,116
Work in process	7,505	8,449
Finished goods	15,228	17,091

	65,951	60,656
Less portion included in other long term assets	(4,944)	(4,259)

	$61,007	$56,397

C.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 29, 2014	March 30, 2013
	(in thousands, except per share data)
Net income	$8,315	$6,912

Allocation of net income for basic:
Class A Common Stock	$5,766	$4,664
Class B Common Stock	2,502	2,197
Unvested participating shares	47	51

	$8,315	$6,912

Weighted average number of shares for basic:
Class A Common Stock	8,999	8,709
Class B Common Stock*	3,905	4,102
Unvested participating shares	73	97

	12,977	12,908

Net income per share for basic:
Class A Common Stock	$0.64	$0.54

Class B Common Stock	$0.64	$0.54

*	Change in Class B Common Stock resulted from the conversion of 135,000 shares to Class A Common Stock on February 18, 2014, with the 13-week number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended March 29, 2014			Thirteen weeks ended March 30, 2013
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$5,766	8,999	$0.64	$4,664	8,709	$0.54
Add: effect of dilutive potential common shares
Share-based awards	—	531		—	694
Class B Common Stock	2,502	3,905		2,197	4,102

Net effect of unvested participating shares	2	—		2	—

Net income per common share - diluted	$8,270	13,435	$0.62	$6,863	13,505	$0.51

There were no anti-dilutive stock options to purchase shares of Class A Common Stock outstanding during the thirteen weeks ended March 29, 2014. During the thirteen weeks ended March 30, 2013, weighted-average stock options to purchase approximately 15,000 shares of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 47,000 and 86,000 shares of Class A Common Stock were outstanding as of March 29, 2014 and March 30, 2013, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 47,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of March 29, 2014, 30,000 shares were granted in 2009 to two key employees and 10,000 shares were granted in 2013 to one key employee. The vesting of these shares requires annual depletions, or sales by wholesalers to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2014 to 2018.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At March 29, 2014 and March 30, 2013, 603,092 shares and 753,864 shares of the stock option remained outstanding, respectively. If the outstanding shares at March 29, 2014 were exercised on that date, the exercise price would have been $172.40 per share. If the outstanding shares at March 30, 2013 were exercised on that date, the exercise price would have been $89.64 per share.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended March 29, 2014 and March 30, 2013 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of approximately $170.2 million at March 29, 2014. These commitments are made up of hops and malt totaling $49.6 million, other ingredients of $21.1 million, equipment and machinery of $61.4 million, glass bottles of $13.8 million, advertising contracts of $20.0 million, and other of $4.3 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at March 29, 2014 totaled $29.5 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with one major supplier. The contracts include crop years 2013 and 2014 and cover the Company’s barley, wheat, and malt requirements for 2014 and part of 2015. Barley, wheat and malt purchase commitments outstanding at March 29, 2014 totaled $20.1 million.

The Company has glass supply agreements with two glass suppliers to supply its glass bottle requirements. The supply agreements establish the terms on which each glass supplier may supply glass bottles to which of the Company’s breweries as well as other facilities where the Company’s beers and ciders are produced. Under these agreements, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under these agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of March 29, 2014 totaled $13.8 million.

Currently, the Company brews and packages more than 95% of its core brands volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. These requirements are not material to the Company’s operations.

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

The Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. In light of existing reserves, any additional remediation costs above the currently estimated cost of $275,000 will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

F.	Income Taxes

As of March 29, 2014 and December 28, 2013, the Company had approximately $0.4 million and $0.6 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 29, 2014 and December 28, 2013, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

In May 2013, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2010 and 2011 consolidated corporate income tax returns. As of March 29, 2014, the examination has been settled and resulted in a net decrease of $0.2 million in unrecognized tax benefits for the thirteen weeks ended March 29, 2013.

In April 2014, the IRS commenced an examination of the Company’s 2012 consolidated corporate income tax returns. The examination is currently in process.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of March 29, 2014. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt and Capital Lease Obligations

Line of Credit

In January 2014 the Company amended its line of credit to increase the amount available from $50 million to $150 million and extended the scheduled expiration date to March 31, 2019. As of March 29, 2014, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the

Company by the Commonwealth. The note is secured by a security interest in a CD held by the bank totaling approximately $511,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in Other Assets on the Company’s Balance Sheet. As of March 29, 2014, the balance on the note was $513,000.

Capital Lease

In October 2012, the Company entered into an agreement to lease equipment with a lease inception date of January 4, 2013. The Company recorded the lease as a capital lease, which resulted in $796,000 recorded as property, plant and equipment. At March 29, 2014, the balance of the capital lease obligation was $70,000, after payments of $726,000 as required by the agreement.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of March 29, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$32,326	$—	$—	$32,326
Land	—	—	—	—

Total	$32,326	$—	$—	$32,326

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$50,224	$—	$—	$50,224
Land	—	—	3,300	3,300

Total	$50,224	$—	$3,300	$53,524

The Company’s cash equivalents listed above represent money market mutual fund securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company recorded an impairment of $1.3 million in the third quarter of 2013 on its land that is intended to be sold. This land is classified within Level 3 of the fair value hierarchy because it is valued using unobservable inputs. Management based its valuation on a market analysis which contained various data points, none of which were materially different than the amount recorded on the balance sheet.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of March 29, 2014
	Level 1	Level 2	Level 3	Total
Note Payable	$—	$513	$—	$513

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Note Payable	$—	$567	$—	$567

I.	Stock-Based Compensation

On January 1, 2014, the Company granted options to purchase an aggregate of 7,090 shares of the Company’s Class A Common Stock with a weighted average fair value of $110.40 per share.

On January 1, 2014, the Company granted 11,840 shares of restricted stock awards to one executive officer and certain senior managers and key employees of which 6,672 shares vest ratably over service periods of five years and 5,168 shares represent special long-term retention awards. Of the special long-term retention awards 2,067 shares are service-based with 33% vesting in equal installments starting on January 1, 2017 and 3,101 shares are performance-based with vesting depending on the level of performance targets attained on various dates. On January 1, 2014 employees elected to purchase 8,516 shares under the investment share program. The weighted average fair value of the restricted stock awards and investment shares was $241.79 and $106.53 per share, respectively.

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended March 29, 2014 and March 30, 2013 was $1.9 million and $1.5 million, respectively, and was calculated based on awards expected to vest.

J.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, March 29, 2014, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen week period ended March 29, 2014, as compared to the thirteen week period ended March 30, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Twisted Tea®, Angry Orchard® and various Alchemy & Science trade names. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2014 and 2013.

Thirteen Weeks Ended March 29, 2014 compared to Thirteen Weeks Ended March 30, 2013

Net revenue. Net revenue increased by $47.9 million, or 35.2%, to $183.8 million for the thirteen weeks ended March 29, 2014, as compared to $135.9 million for the thirteen weeks ended March 30, 2013, due primarily to increased shipments.

Volume. Total shipment volume of 838,000 barrels for the thirteen weeks ended March 29, 2014 includes shipments of core brands of 835,000 barrels and other shipments of 3,000 barrels. The 835,000 barrel shipment volume of core brands represents a 32% increase over 2013 levels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by wholesalers to retailers, of the Company’s core products for the thirteen weeks ended March 29, 2014 increased by approximately 34% compared to the comparable thirteen week period in the prior year. The Company believes wholesaler inventory levels at March 29, 2014 were at appropriate levels. Inventory at wholesalers participating in the Freshest Beer Program at March 29, 2014 was unchanged in terms of days of inventory on hand when compared to March 30, 2013. The Company has over 65% of its volume on the Freshest Beer Program and it believes participation in the Program could reach between 70% and 75% of its volume by the end of 2014.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2.5% to $219.99 per barrel for the thirteen weeks ended March 29, 2014, as compared to $214.70 per barrel for the comparable period in 2013, due primarily to price increases and changes in product and package mix, partially offset by increases in customer program and incentive costs.

Gross profit. Gross profit for core products was $108.31 per barrel for the thirteen weeks ended March 29, 2014, as compared to $107.19 per barrel for the thirteen weeks ended March 30, 2013. Gross margin for core products was 49% for the thirteen weeks ended March 29, 2014, as compared to 50% for the thirteen weeks ended March 30, 2013. The increase in gross profit per barrel of $1.12 is primarily due to an increase in net revenue per barrel, partially offset by increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $111.67 per barrel for the thirteen weeks ended March 29, 2014, as compared to $107.51 per barrel for the thirteen weeks ended March 30, 2013. The 2014 increase in cost of goods sold of $4.16 per barrel of core products is a result of product mix effects and increases in brewery processing costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to wholesaler locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased $17.8 million, or 41.0%, to $61.3 million for the thirteen weeks ended March 29, 2014, as compared to $43.4 million for the thirteen weeks ended March 30, 2013. The increase was primarily a result of increased investments in media advertising, point of sale and local marketing, increased costs for additional sales personnel and commissions, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 33% of net revenue, or $73.36 per barrel, for the thirteen weeks ended March 29, 2014, as compared to 32% of net revenue, or $68.75 per barrel, for the thirteen weeks ended March 30, 2013. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

The Company conducts certain advertising and promotional activities in its wholesalers’ markets, and the wholesalers make contributions to the Company for such efforts. These amounts are included in the Company’s statements of income and comprehensive income as reductions to advertising, promotional and selling expenses. Historically, contributions from wholesalers for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the wholesalers’ markets to reflect changes in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative. General and administrative expenses increased by $1.2 million, or 8.3%, to $15.9 million for the thirteen weeks ended March 29, 2014, as compared to $14.6 million for the comparable period in 2013. The increase was primarily due to increases in salary and benefit costs and consulting costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended March 29, 2014 of 37.3% increased from the thirteen weeks ended March 30, 2013 rate of approximately 27.7%, primarily due to the impact of a federal income tax settlement in 2013. The Company expects its tax provision for the year ending December 27, 2014 to be approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $28.0 million as of March 29, 2014 from $49.5 million as of December 28, 2013, reflecting purchases of property, plant and equipment and cash used in operating activities that was only partially offset by cash provided by financing activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash used in operating activities for the thirteen weeks ended March 29, 2014 was $8.8 million and primarily consisted of net income of $8.3 million and non-cash items of $1.2 million, offset by a net increase in operating assets and liabilities of $18.3 million. The Company’s accounts receivable have increased at a rate higher than its net revenue growth primarily due to increased international accounts receivable. The Company’s inventories have increased at a rate higher than revenue growth primarily due to increases in finished goods and raw materials. Cash used in operating activities for the thirteen weeks ended March 30, 2013 was $12.8 million and primarily consisted of net income of $6.9 million, and non-cash items of $2.5 million, offset by a net increase in operating assets and liabilities of $22.2 million.

The Company used $44.1 million in investing activities during the thirteen weeks ended March 29, 2014, as compared to $21.1 million during the thirteen weeks ended March 30, 2013. Investing activities primarily consisted of discretionary equipment purchases to increase capacity and improve efficiency of the Company-owned breweries and the purchase of additional kegs.

Cash provided by financing activities was $31.4 million during the thirteen weeks ended March 29, 2014, as compared to cash used in financing activity of $8.2 million during the thirteen weeks ended March 30, 2013. The $39.6 million difference in financing cash flow in 2014 from 2013 is primarily due to an increase in proceeds from stock option exercises and a decrease in stock repurchases under the Company’s Stock Repurchase Program.

During the thirteen weeks ended March 29, 2014, the Company did not repurchase any of its Class A Common Stock. As of March 29, 2014, the Company had repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had approximately $25.5 million remaining on the $325 million stock repurchase expenditure limit set by the Board of Directors. From March 30, 2014 through April 25, 2014, the Company did not repurchase any additional shares of its Class A Common Stock.

The Company expects that its cash balance as of March 29, 2014 of $28.0 million, along with future operating cash flow and the Company’s unused line of credit of $150 million, will be sufficient to fund future cash requirements. During January 2014, the

Company amended its line of credit to increase the amount available from $50 million to $150 million and extended the scheduled expiration date to March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2014 Outlook

Year-to-date depletions through the 16 weeks ended April 19, 2014 are estimated by the Company to be up approximately 33% from the comparable period in 2013.

The Company has left unchanged its projection of earnings per diluted share to be between $6.00 to $6.40, but actual results could vary significantly from this target. The Company expects depletions and shipments growth of between 16% and 20% for the fifty-two week period ending December 27, 2014 and national price increases of approximately 2%. Full-year 2014 gross margins are currently expected to be between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $34 million and $42 million for the full year 2014, primarily due to planned increased investments behind our brands. These increases exclude increases in freight costs for the shipment of products to the Company’s wholesalers. The Company estimates costs of $4 million to $7 million for continued investment in existing brands developed by Alchemy & Science which are included in the full-year estimated increases in advertising, promotional and selling expenses. These estimates could change significantly and 2014 volume from the Alchemy & Science brands is unlikely to cover these and other expenditures related to these projects that could be incurred. The Company believes that its 2014 effective tax rate will be approximately 38%.

The Company is continuing to evaluate capital expenditures and to initiate projects to support its business plans. Based on current information, the Company has narrowed its estimated 2014 capital expenditure range to $160 million to $200 million, consisting mostly of continued investments in the Company’s breweries and additional keg purchases in support of growth. The actual amount spent may be significantly higher to meet required future growth. These estimates include capital investments for existing Alchemy & Science projects of between $7 million and $9 million.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 29, 2014, the Company did not have off-balance sheet arrangements as defined in Paragraph 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 29, 2014.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended March 29, 2014.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 28, 2013, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 29, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the thirteen weeks ended March 29, 2014 there were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 38, 2013.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 25, 2014, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had $25.5 million remaining on the $325 million share buyback expenditure limit.

During the thirteen weeks ended March 29, 2014, the Company repurchased 875 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2013 to February 1, 2014	861	$61.78	—	$25,471,411
February 2, 2014 to March 1, 2014	14	78.67	—	25,471,411
March 2, 2014 to March 29, 2014	—	—	—	25,471,411

Total	875	$62.05	—	$25,471,411

During the thirteen weeks ended March 29, 2014, the Company repurchased 875 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

On February 18, 2014, Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 135,000 shares of his holdings in Class B Common Stock into 135,000 shares of Class A Common Stock.

As of April 25, 2014, the Company had 9.2 million shares of Class A Common Stock outstanding and 3.8 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed with this report
**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: April 30, 2014	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: April 30, 2014	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)