Form 10-Q
period 2014-06-28
BOSTON BEER CO INC
filed 2014-07-30
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2014:

Class A Common Stock, $.01 par value	9,315,922
Class B Common Stock, $.01 par value	3,727,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 28, 2014

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 28,	December 28,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$31,282	$49,524
Accounts receivable, net of allowance for doubtful accounts of $280 and $160 as of June 28, 2014 and December 28, 2013, respectively	57,762	42,001
Inventories	64,332	56,397
Prepaid expenses and other assets	15,334	10,644
Deferred income taxes	5,712	5,712

Total current assets	174,422	164,278
Property, plant and equipment, net	347,624	266,558
Other assets	8,141	9,556
Goodwill	3,683	3,683

Total assets	$533,870	$444,075

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$45,098	$34,424
Current portion of long-term debt and capital lease obligations	55	53
Accrued expenses and other current liabilities	79,670	69,900

Total current liabilities	124,823	104,377
Deferred income taxes	32,293	32,394
Debt and capital lease obligations, less current portion	528	584
Other liabilities	4,496	4,635

Total liabilities	162,140	141,990
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,239,212 and 8,785,343 shares issued and outstanding as of June 28, 2014 and December 28, 2013, respectively	92	88
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,727,355 and 3,962,355 shares issued and outstanding as of June 28, 2014 and December 28, 2013, respectively	37	40
Additional paid-in capital	208,926	173,025
Accumulated other comprehensive loss, net of tax	(417)	(417)
Retained earnings	163,092	129,349

Total stockholders’ equity	371,730	302,085

Total liabilities and stockholders’ equity	$533,870	$444,075

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$247,365	$194,939	$444,735	$341,351
Less excise taxes	15,754	13,607	29,279	24,087

Net revenue	231,611	181,332	415,456	317,264
Cost of goods sold	108,515	84,200	201,841	152,349

Gross profit	123,096	97,132	213,615	164,915

Operating expenses:
Advertising, promotional and selling expenses	65,922	50,178	127,179	93,627
General and administrative expenses	16,681	14,906	32,552	29,554

Total operating expenses	82,603	65,084	159,731	123,181

Operating income	40,493	32,048	53,884	41,734
Other income (expense), net:
Interest expense	(5)	(6)	(9)	(8)
Other income (expense), net	201	(220)	65	(342)

Total other income (expense), net	196	(226)	56	(350)

Income before provision for income taxes	40,689	31,822	53,940	41,384
Provision for income taxes	15,261	12,107	20,197	14,757

Net income	$25,428	$19,715	$33,743	$26,627

Net income per common share – basic	$1.95	$1.53	$2.59	$2.07

Net income per common share – diluted	$1.88	$1.45	$2.49	$1.96

Weighted-average number of common shares – Class A basic	9,196	8,765	9,097	8,737

Weighted-average number of common shares – Class B basic	3,770	4,007	3,837	4,055

Weighted-average number of common shares – diluted	13,486	13,462	13,461	13,484

Other comprehensive income, net of tax:
Comprehensive income	$25,428	$19,715	$33,743	$26,627

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 28,	June 29,
	2014	2013
Cash flows provided by operating activities:
Net income	$33,743	$26,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,391	11,463
Loss on disposal of property, plant and equipment	71	190
Bad debt expense	120	28
Stock-based compensation expense	3,937	3,782
Excess tax benefit from stock-based compensation arrangements	(8,131)	(4,825)
Deferred income tax	(101)	(208)
Changes in operating assets and liabilities:
Accounts receivable	(15,881)	(12,029)
Inventories	(7,935)	(7,073)
Prepaid expenses and other assets	(3,500)	(7,910)
Accounts payable	2,724	3,583
Accrued expenses and other current liabilities	17,766	4,487
Other liabilities	116	(127)

Net cash provided by operating activities	38,320	17,988

Cash flows used in investing activities:
Purchases of property, plant and equipment	(88,451)	(45,563)
Decrease in restricted cash	55	62

Net cash used in investing activities	(88,396)	(45,501)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	—	(29,586)
Proceeds from exercise of stock options	23,126	2,216
Cash paid on note payable and capital lease	(53)	(62)
Excess tax benefit from stock-based compensation arrangements	8,131	4,825
Net proceeds from sale of investment shares	630	531

Net cash provided by (used in) financing activities	31,834	(22,076)

Change in cash and cash equivalents	(18,242)	(49,589)

Cash and cash equivalents at beginning of period	49,524	74,463

Cash and cash equivalents at end of period	$31,282	$24,874

Supplemental disclosure of cash flow information:
Income taxes paid	$7,605	$10,602

Acquisition of property and equipment under capital lease	$—	$252

Increase in accounts payable for purchase of property, plant and equipment	$7,950	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and the Company’s license. To date, sales from A&S brands are less than 1% of net revenues. The accompanying consolidated balance sheet as of June 28, 2014 and the consolidated statements of income and comprehensive income and consolidated statements of cash flows for the interim periods ended June 28, 2014 and June 29, 2013 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 28, 2014 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 28, 2014 and June 29, 2013, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The Company’s goal is to maintain on-hand a supply of at least one year for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 28,	December 28,
	2014	2013
	(in thousands)
Raw materials	$40,218	$35,116
Work in process	11,266	8,449
Finished goods	15,196	17,091

	66,680	60,656
Less portion included in other long term assets	(2,348)	(4,259)

	$64,332	$56,397

C.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except per share data)
Net income	$25,428	$19,715	$33,743	$26,627

Allocation of net income for basic:
Class A Common Stock	$17,935	$13,431	$23,600	$18,053
Class B Common Stock	7,353	6,141	9,955	8,378
Unvested participating shares	140	143	188	196

	$25,428	$19,715	$33,743	$26,627
Weighted average number of shares for basic:
Class A Common Stock	9,196	8,765	9,097	8,737
Class B Common Stock*	3,770	4,007	3,837	4,055
Unvested participating shares	72	94	73	95

	13,038	12,866	13,007	12,887
Net income per share for basic:
Class A Common Stock	$1.95	$1.53	$2.59	$2.07

Class B Common Stock	$1.95	$1.53	$2.59	$2.07

*	Change in Class B Common Stock resulted from the conversion of 135,000 shares to Class A Common Stock on February 18, 2014 and 100,000 shares to Class A Common Stock on May 7, 2014, with the 26-week number of shares reflecting the weighted average for the period.

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended June 28, 2014			Thirteen weeks ended June 29, 2013
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$17,935	9,196	$1.95	$13,431	8,765	$1.53

Add: effect of dilutive potential common shares
Share-based awards	—	520		—	690
Class B Common Stock	7,353	3,770		6,141	4,007

Net effect of unvested participating shares	5	—		7	—

Net income per common share - diluted	$25,293	13,486	$1.88	$19,579	13,462	$1.45

	Twenty-six weeks ended June 28, 2014			Twenty-six weeks ended June 29, 2013
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$23,600	9,097	$2.59	$18,053	8,737	$2.07

Add: effect of dilutive potential common shares
Share-based awards	—	527		—	692
Class B Common Stock	9,955	3,837		8,378	4,055

Net effect of unvested participating shares	7	—		10	—

Net income per common share - diluted	$33,562	13,461	$2.49	$26,441	13,484	$1.96

During the thirteen and twenty-six weeks ended June 28, 2014, weighted-average stock options to purchase approximately 2,000 and 1,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended June 29, 2013, weighted-average stock options to purchase approximately 18,000 and 17,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 47,000 and 86,000 shares of Class A Common Stock were outstanding as of June 28, 2014 and June 29, 2013, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 47,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of June 28, 2014, 30,000 shares were granted in 2009 to two key employees and 10,000 shares were granted in 2013 to one key employee. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2014 to 2018.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At June 28, 2014 and June 29, 2013, 603,092 shares and 753,864 shares of the stock option remained outstanding, respectively. If the outstanding shares at June 28, 2014 were exercised on that date, the exercise price would have been $152.33 per share. If the outstanding shares at June 29, 2013 were exercised on that date, the exercise price would have been $100.64 per share.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended June 28, 2014 and June 29, 2013 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $130.1 million at June 28, 2014. These commitments are made up of hops and malt totaling $46.2 million, equipment and machinery of $44.2 million, other ingredients of $16.3 million, advertising contracts of $12.4 million, glass bottles of $7.0 million, and other of $4.0 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at June 28, 2014 totaled $29.4 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley, wheat, and malt with one major supplier. The contracts include crop year 2013 and 2014 and cover the Company’s barley, wheat, and malt requirements for 2014 and part of 2015. Barley, wheat and malt purchase commitments outstanding at June 28, 2014 totaled $16.8 million.

The Company has glass supply agreements with two glass suppliers to supply its glass bottle requirements. The supply agreements establish the terms on which each glass supplier may supply glass bottles to which of the Company’s breweries as well as other facilities where the Company’s beers and ciders are produced. Under these agreements, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under these agreements, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of June 28, 2014 totaled $7.0 million.

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

During the second quarter of 2012, the Company entered into a second agreement with the City to complete a remediation in accordance with a remediation plan on environmentally contaminated land purchased by the Company which is also adjacent to Company-owned land at the Cincinnati Brewery (the “Second Property”). The City was awarded a Clean Ohio Revitalization Fund grant (“CORF II Grant”) and will provide funds to the Company to offset a portion of the purchase price of the Second Property, clean-up the contaminated land and buildings and to then demolish the buildings located on the Second Property. The Company paid approximately $0.3 million to purchase the Second Property. This amount is also included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these arrangements, the Company recorded a current liability and an equal and offsetting other asset of approximately $0.7 million for the estimated total acquisition and cleanup costs for which it is responsible under the remediation plan and the related CORF II Grant, respectively. Under the terms of the agreement with the City, the Company would not be reimbursed by the City for any remediation cost above the currently estimated acquisition and cleanup costs of approximately $0.7 million.

At June 28, 2014, the Company has a remaining amount of $0.5 million related to the CORF Grant and CORF II Grant recorded in other current assets. The Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. Any additional remediation costs above the currently estimated costs will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

F.	Income Taxes

As of June 28, 2014 and December 28, 2013, the Company had approximately $0.4 million and $0.6 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 28, 2014 and December 28, 2013, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

In April 2014, the IRS commenced an examination of the Company’s 2012 consolidated corporate income tax returns. The examination is currently in process.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of June 28, 2014. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt and Capital Lease Obligations

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of June 28, 2014, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by a security interest in a CD held by the bank totaling approximately $511,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in Other Assets on the Company’s Balance Sheet. As of June 28, 2014, the balance on the note is $513,000.

Capital Lease

In October 2012, the Company entered into an agreement to lease equipment with a lease inception date of January 4, 2013. The Company recorded the lease as a capital lease, which resulted in $796,000 recorded as property, plant and equipment. At June 28, 2014, the balance of the capital lease obligation was $70,000, after payments of $726,000 at the beginning of the lease as required by the agreement.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$30,527	$—	$—	$30,527
Land	—	—	—	—

Total	$30,527	$—	$—	$30,527

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$50,224	$—	$—	$50,224
Land	—	—	3,300	3,300

Total	$50,224	$—	$3,300	$53,524

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

	As of June 28, 2014
	Level 1	Level 2	Level 3	Total
Note Payable	$—	$513	$—	$513

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Note Payable	$—	$567	$—	$567

I.	Stock-Based Compensation

On January 1, 2014, the Company granted options to purchase an aggregate of 7,090 shares of the Company’s Class A Common Stock with a weighted average fair value of $110.40 per share.

On January 1, 2014, the Company granted 11,840 shares of restricted stock awards to one executive officer and certain senior managers and key employees of which 6,672 shares vest ratably over service periods of five years and 5,168 shares represent special long-term retention awards. Of the special long-term retention awards 2,067 shares are service-based with 33% vesting in equal installments starting on January 1, 2017 and 3,101 shares are performance-based with vesting depending on the level of performance targets attained on various dates. On January 1, 2014 employees elected to purchase 8,516 shares under the investment share program. The weighted average fair value of the restricted stock awards and investment shares, which are sold to employees at discount under its investment share program, was $241.79 and $106.53 per share, respectively.

On June 4, 2014, the Company granted options to purchase an aggregate of 6,696 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $103.00 per share. All of the options vested immediately on the date of the grant.

Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 28, 2014 was $2.0 million and $3.9 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 29, 2013 was $2.2 million and $3.8 million, respectively.

J.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an update to Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”) that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update to ASC 606 should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This update to ASC 606 becomes effective and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

K.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, June 28, 2014, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and twenty-six week periods ended June 28, 2014, as compared to the thirteen and twenty-six week periods ended June 29, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Thirteen Weeks Ended June 28, 2014 compared to Thirteen Weeks Ended June 29, 2013

Net revenue. Net revenue increased by $50.3 million, or 28%, to $231.6 million for the thirteen weeks ended June 28, 2014, as compared to $181.3 million for the thirteen weeks ended June 29, 2013, due primarily to increased shipments.

Volume. Total shipment volume increased by 25% to 1,054,000 barrels for the thirteen weeks ended June 28, 2014, as compared to 842,000 barrels for the thirteen weeks ended June 29, 2013, due to gains in core products shipment volume. Shipment volume for the core brands increased by 25% to 1,049,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirteen weeks ended June 28, 2014 increased by approximately 23% compared to the comparable thirteen week period in 2013, primarily due to increases in depletions of Angry Orchard, Samuel Adams and Twisted Tea brand products. Inventory at distributors participating in the Freshest Beer Program at June 28, 2014 increased slightly in terms of days of inventory on hand when compared to June 29, 2013.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2% to $220.75 per barrel for the thirteen weeks ended June 28, 2014, as compared to $216.23 per barrel for the comparable period in 2013, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $117.28 per barrel for the thirteen weeks ended June 28, 2014, as compared to $115.86 per barrel for the thirteen weeks ended June 29, 2013. Gross margin for core products was 53.1% for the thirteen weeks ended June 28, 2014, as compared to 53.6% for the thirteen weeks ended June 29, 2013. The increase in gross profit per barrel of $1.42 is primarily due to an increase in net revenue per barrel partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $103.47 per barrel for the thirteen weeks ended June 28, 2014, as compared to $100.37 per barrel for the thirteen weeks ended June 29, 2013. The 2014 increase in cost of goods sold of $3.10 per barrel of core products is due to a change in product mix and increased packaging and ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased $15.7 million, or 31%, to $65.9 million for the thirteen weeks ended June 28, 2014, as compared to $50.2 million for the thirteen weeks ended June 29, 2013. The increase of $15.7 million was primarily a result of increased investments in media advertising, increased costs for additional sales personnel and commissions, point of sale and local marketing and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 29% of net revenue, or $62.87 per barrel, for the thirteen weeks ended June 28, 2014, as compared to 28% of net revenue, or $59.95 per barrel, for the thirteen weeks ended June 29, 2013. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

The Company conducts certain advertising and promotional activities in its distributors’ markets, and the distributors make contributions to the Company for such efforts. These amounts are included in the Company’s statements of income and comprehensive income as reductions to advertising, promotional and selling expenses. Historically, contributions from distributors for advertising and promotional activities have amounted to between 2% and 4% of net sales. The Company may adjust its promotional efforts in the distributors’ markets if changes occur in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative. General and administrative expenses increased by $1.8 million, or 12%, to $16.7 million for the thirteen weeks ended June 28, 2014, as compared to $14.9 million for the comparable period in 2013. The increase was primarily due to increases in salary and benefit costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended June 28, 2014 of 37.5% decreased from the thirteen weeks ended June 29, 2013 rate of 38.0%, primarily due to a slight increase in the impact of the manufacturing credit on the effective tax rate. The Company expects its tax provision for the year ending December 27, 2014 to be approximately 38%.

Twenty-six Weeks Ended June 28, 2014 compared to Twenty-six Ended June 29, 2013

Net revenue. Net revenue increased by $98.2 million, or 31%, to $415.5 million for the twenty-six weeks ended June 28, 2014, as compared to $317.3 million for the twenty-six weeks ended June 29, 2013, due primarily to increased shipments.

Volume. Total shipment volume increased by 28% to 1,892,000 barrels for the twenty-six weeks ended June 28, 2014, as compared to 1,478,000 barrels for the twenty-six weeks ended June 29, 2013, due to gains in core products shipment volume. Shipment volume for the core brands increased by 28% to 1,883,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the twenty-six weeks ended June 28, 2014 increased by approximately 28% compared to the comparable twenty-six week period in 2013, primarily due to increases in depletions of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2% to $220.53 per barrel for the twenty-six weeks ended June 28, 2014, as compared to $215.57 per barrel for the comparable period in 2013, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $113.37 per barrel for the twenty-six weeks ended June 28, 2014, as compared to $112.13 per barrel for the twenty-six weeks ended June 29, 2013. Gross margin for core products was 51.4% for the twenty-six weeks ended June 28, 2014, as compared to 52.0% for the twenty-six weeks ended June 29, 2013. The increase in gross profit per barrel of $1.24 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $107.16 per barrel for the twenty-six weeks ended June 28, 2014, as compared to $103.44 per barrel for the twenty-six weeks ended June 29, 2013. The 2014 increase in cost of goods sold of $3.72 per barrel of core products is due to a change in product mix and increased packaging and ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased $33.6 million, or 36%, to $127.2 million for the twenty-six weeks ended June 28, 2014, as compared to $93.6 million for the twenty-six weeks ended June 29, 2013. The increase of $33.6 million was primarily a result of increased investments in media advertising, point of sale and local marketing, increased costs for additional sales personnel and commissions, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 31% of net revenue, or $67.56 per barrel, for the twenty-six weeks ended June 28, 2014, as compared to 30% of net revenue, or $63.74 per barrel, for the twenty-six weeks ended June 29, 2013.

General and administrative. General and administrative expenses increased by $3.0 million, or 10%, to $32.6 million for the twenty-six weeks ended June 28, 2014, as compared to $29.6 million for the comparable period in 2013. The increase was primarily due to increases in salary and benefit costs and consulting costs.

Provision for income taxes. The Company’s effective tax rate for the twenty-six weeks ended June 28, 2014 of 37.4% increased from the twenty-six weeks ended June 29, 2013 rate of approximately 35.7%. The lower 2013 rate was primarily a result of the favorable impact of a federal income tax settlement of $0.07 per diluted share in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $31.3 million as of June 28, 2014 from $49.5 million as of December 28, 2013, reflecting purchases of property, plant and equipment that were only partially offset by cash provided by operating activities and cash provided by financing activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 28, 2014 was $38.3 million and primarily consisted of net income of $33.7 million and non-cash items of $11.3 million, partially offset by a net increase in operating assets and liabilities of $6.7 million. Cash provided by operating activities for the twenty-six weeks ended June 29, 2013 was $18.0 million and primarily consisted of net income of $26.6 million, and non-cash items of $10.4 million, partially offset by a net increase in operating assets and liabilities of $19.1 million.

The Company used $88.4 million in investing activities during the twenty-six weeks ended June 28, 2014, as compared to $45.5 million during the twenty-six weeks ended June 29, 2013. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries and the purchase of additional kegs.

Cash provided by financing activities was $31.8 million during the twenty-six weeks ended June 28, 2014, as compared to $22.1 million used in financing activities during the twenty-six weeks ended June 29, 2013. The $53.9 million difference in financing cash flow in 2014 from 2013 is primarily due to an increase in proceeds from stock option exercises and a decrease in stock repurchases under the Company’s Stock Repurchase Program.

During the twenty-six weeks ended June 28, 2014, the Company did not repurchase any of its Class A Common Stock. As of June 28, 2014, the Company had repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had approximately $25.5 million remaining on the $325 million stock repurchase expenditure limit set by the Board of Directors. From June 29, 2014 through July 25, 2014, the Company did not repurchase any additional shares of its Class A Common Stock.

The Company expects that its cash balance as of June 28, 2014 of $31.3 million, along with future operating cash flow and the Company’s unused line of credit of $150 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2014 Outlook

Year-to-date depletions through the 29 weeks ended July 19, 2014 are estimated by the Company to be up approximately 27% from the comparable period in 2013.

The Company currently anticipates depletions and shipments growth for the fifty-two week period ending December 27, 2014 of between 20% and 24%, which is an increase from the previously communicated range of between 16% and 20%. The Company is targeting national price increases of approximately 2%, with full-year 2014 gross margins of between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $37 million and $45 million for the full year 2014, which is an increase of the range from the previously communicated estimate of $34 million to $42 million. These increases exclude increases in freight costs for the shipment of products to the Company’s distributors. The Company estimates increased investments of between $3 million to $5 million for existing brands developed by Alchemy & Science, which are included in the full-year estimated increases in advertising, promotional and selling expenses. These estimates could change significantly and 2014 volume from the Alchemy & Science brands is unlikely to cover these and other expenditures related to these brands that could be incurred. The Company believes that its 2014 effective tax rate will be approximately 38%.

The Company has left unchanged its projection of fiscal year 2014 earnings per diluted share of between $6.00 to $6.40, but actual results could vary significantly from this target.

The Company is continuing to evaluate capital expenditures and to initiate projects to support its business plans. Based on current information, the Company has narrowed its estimated 2014 capital expenditure range to $160 million to $185 million, including capital investments for existing Alchemy & Science projects of between $7 million and $9 million. These capital expenditures consist mostly of continued investments in the Company’s breweries and additional keg purchases in support of currently projected growth. The actual amount spent may be significantly higher, if deemed by management to be appropriate to meet anticipated future growth.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At June 28, 2014, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended June 28, 2014.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended June 28, 2014.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note J, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements.

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

As of June 28, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the twenty-six weeks ended June 28, 2014 there were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 28, 2013.

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

As of July 25, 2014, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had $25.5 million remaining on the $325 million share buyback expenditure limit.

During the twenty-six weeks ended June 28, 2014, the Company repurchased 1,063 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2013 to February 1, 2014	861	$61.78	—	$25,471,411
February 2, 2014 to March 1, 2014	14	78.67	—	25,471,411
March 2, 2014 to March 29, 2014	—	—	—	25,471,411
March 30, 2014 to May 3, 2014	12	145.07	—	25,471,411
May 4, 2014 to May 31, 2014	94	124.66	—	25,471,411
June 1, 2014 to June 28, 2014	82	70.88	—	25,471,411

Total	1,063	$69.21	—	$25,471,411

During the twenty-six weeks ended June 28, 2014, the Company repurchased 1,063 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 135,000 shares of his holdings in Class B Common Stock into 135,000 shares of Class A Common Stock on February 18, 2014 and converted 100,000 shares of his holdings in Class B Common Stock into 100,000 shares of Class A Common Stock on May 7, 2014.

As of July 25, 2014, the Company had 9.3 million shares of Class A Common Stock outstanding and 3.7 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: July 30, 2014	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: July 30, 2014	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)