Form 10-Q
period 2014-09-27
BOSTON BEER CO INC
filed 2014-10-30
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2014:

Class A Common Stock, $.01 par value	9,336,342
Class B Common Stock, $.01 par value	3,727,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 27, 2014

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 27,	December 28,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$57,178	$49,524
Accounts receivable, net of allowance for doubtful accounts of $320 and $160 as of September 27, 2014 and December 28, 2013, respectively	49,671	42,001
Inventories	59,610	56,397
Prepaid expenses and other assets	15,682	10,644
Deferred income taxes	5,529	5,712

Total current assets	187,670	164,278
Property, plant and equipment, net	371,795	266,558
Other assets	9,149	9,556
Goodwill	3,683	3,683

Total assets	$572,297	$444,075

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$39,843	$34,424
Current portion of debt	55	53
Accrued expenses and other current liabilities	82,492	69,900

Total current liabilities	122,390	104,377
Deferred income taxes	32,368	32,394
Debt, less current portion	528	584
Other liabilities	4,627	4,635

Total liabilities	159,913	141,990

Commitments and Contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,252,712 and 8,785,343 issued and outstanding as of September 27, 2014 and December 28, 2013, respectively	93	88
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,727,355 and 3,962,355 issued and outstanding as of September 27, 2014 and December 28, 2013, respectively	37	40
Additional paid-in capital	211,653	173,025
Accumulated other comprehensive loss, net of tax	(417)	(417)
Retained earnings	201,018	129,349

Total stockholders’ equity	412,384	302,085

Total liabilities and stockholders’ equity	$572,297	$444,075

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Revenue	$288,777	$231,788	$733,511	$573,139
Less excise taxes	19,043	15,374	48,321	39,461

Net revenue	269,734	216,414	685,190	533,678
Cost of goods sold	126,738	101,035	328,579	253,384

Gross profit	142,996	115,379	356,611	280,294
Operating expenses:
Advertising, promotional and selling expenses	65,024	56,096	192,202	149,723
General and administrative expenses	15,748	15,744	48,300	45,298
Impairment of long-lived assets	1,577	1,300	1,577	1,300

Total operating expenses	82,349	73,140	242,079	196,321

Operating income	60,647	42,239	114,532	83,973
Other income (expense), net:
Interest income	31	30	23	22
Other expense, net	(371)	(57)	(307)	(399)

Total other expense, net	(340)	(27)	(284)	(377)

Income before income tax provision	60,307	42,212	114,248	83,596
Provision for income taxes	22,381	16,526	42,579	31,283

Net income	$37,926	$25,686	$71,669	$52,313

Net income per common share - basic	$2.91	$2.00	$5.50	$4.07

Net income per common share - diluted	$2.79	$1.89	$5.29	$3.85

Weighted-average number of common shares - Class A basic	9,248	8,730	9,148	8,734

Weighted-average number of common shares - Class B basic	3,727	4,007	3,801	4,039

Weighted-average number of common shares - diluted	13,495	13,498	13,472	13,488

Other comprehensive income, net of tax:
Comprehensive income	$37,926	$25,686	$71,669	$52,313

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 27,	September 28,
	2014	2013
Cash flows provided by operating activities:
Net income	$71,669	$52,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,990	18,485
Impairment of long-lived assets	1,577	1,300
Loss on disposal of property, plant and equipment	91	329
Bad debt expense (recovery)	160	(41)
Stock-based compensation expense	5,324	5,763
Excess tax benefit from stock-based compensation arrangements	(9,158)	(4,990)
Deferred income taxes	157	(113)
Changes in operating assets and liabilities:
Accounts receivable	(7,830)	(21,054)
Inventories	(3,213)	(15,152)
Prepaid expenses and other assets	(4,862)	(5,715)
Accounts payable	2,029	7,070
Accrued expenses and other current liabilities	21,650	28,815
Other liabilities	(20)	(131)

Net cash provided by operating activities	102,564	66,879

Cash flows used in investing activities:
Purchases of property, plant and equipment	(128,292)	(73,101)
Cash paid for acquisition of brewery assets and other intangible assets	(100)	(2,753)
Decrease in restricted cash	55	62

Net cash used in investing activities	(128,337)	(75,792)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	—	(29,586)
Proceeds from exercise of stock options	23,441	2,269
Cash paid on note payable and capital lease	(53)	(244)
Excess tax benefit from stock-based compensation arrangements	9,158	4,990
Net proceeds from sale of investment shares	881	747

Net cash provided by (used in) financing activities	33,427	(21,824)

Change in cash and cash equivalents	7,654	(30,737)

Cash and cash equivalents at beginning of year	49,524	74,463

Cash and cash equivalents at end of period	$57,178	$43,726

Supplemental disclosure of cash flow information:
Income taxes paid	$23,191	$17,180

Acquisition of property and equipment under capital lease	$—	$252

Increase in accounts payable for purchase of property, plant and equipment	$3,390	$—

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	$—	$110
Tradename	$—	$1,648
Goodwill	$—	$1,145

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and other licenses. To date, sales from A&S brands are less than 2% of net revenues. The accompanying consolidated balance sheet as of September 27, 2014 and the consolidated statements of income and comprehensive income and consolidated statements of cash flows for the interim periods ended September 27, 2014 and September 28, 2013 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

Management’s Opinion

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 27, 2014 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 27, 2014 and September 28, 2013, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	September 27,	December 28,
	2014	2013
	(in thousands)
Raw Materials	$38,793	$35,116
Work in process	9,416	8,449
Finished Goods	14,409	17,091

	62,618	60,656
Less portion in other long term assets	(3,008)	(4,259)

	$59,610	$56,397

C.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net Income	$37,926	$25,686	$71,669	$52,313

Allocation of net income for basic:
Class A Common Stock	$26,878	$17,478	$50,348	$35,511
Class B Common Stock	10,833	8,024	20,919	16,420
Unvested participating shares	215	184	402	382

	$37,926	$25,686	$71,669	$52,313

Weighted average number of shares for basic:
Class A Common Stock	9,248	8,730	9,148	8,734
Class B Common Stock*	3,727	4,007	3,801	4,039
Unvested participating shares	74	92	73	94

	13,049	12,829	13,022	12,867

Net income per share for basic:
Class A Common Stock	$2.91	$2.00	$5.50	$4.07

Class B Common Stock	$2.91	$2.00	$5.50	$4.07

*	Change in Class B Common Stock resulted from the conversion of 135,000 shares to Class A Common Stock on February 18, 2014 and 100,000 shares to Class A Common Stock on May 7, 2014, with the 39-week number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended September 27,			Thirteen weeks ended September 28,
	2014			2013
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$26,878	9,248	$2.91	$17,478	8,730	$2.00
Add: effect of dilutive potential common shares
Share-based awards	—	520		—	761
Class B Common
Stock	10,833	3,727		8,024	4,007
Net effect of unvested participating shares	7	—		10	—

Net income per common share - diluted	$37,718	13,495	$2.79	$25,512	13,498	$1.89

	Thirty-nine weeks ended September 27,			Thirty-nine weeks ended September 28,
	2014			2013
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$50,348	9,148	$5.50	$35,511	8,734	$4.07
Add: effect of dilutive potential common shares
Share-based awards	—	523		—	715
Class B Common
Stock	20,919	3,801		16,420	4,039
Net effect of unvested participating shares	16	—		20	—

Net income per common share - diluted	$71,283	13,472	$5.29	$51,951	13,488	$3.85

There were no anti-dilutive shares of Class A Common Stock outstanding during the thirteen and thirty-nine weeks ended September 27, 2014. There were no anti-dilutive shares of Class A Common Stock outstanding during the thirteen weeks ended September 28, 2013. During the thirty-nine weeks ended September 28, 2013 weighted-average stock options to purchase approximately 15,000 shares of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 42,000 and 86,000 shares of Class A Common Stock were outstanding as of September 27, 2014 and September 28, 2013, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 42,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of September 28, 2014, 30,000 shares were granted in 2009 to two key employees and 5,000 shares were granted in 2013 to one key employee. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2014 to 2018.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At September 27, 2014 and September 28, 2013, 603,092 shares and 753,864 shares of the stock option remained outstanding, respectively. If the outstanding shares at September 27, 2014 were exercised on that date, the exercise price would have been $150.19 per share. If the outstanding shares at September 28, 2013 were exercised on that date, the exercise price would have been $174.63 per share.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect. The defined benefit plans liability adjustments for the interim periods ended September 27, 2014 and September 28, 2013 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $135.6 million at September 27, 2014. These commitments are made up of hops, barley and wheat totaling $58.6 million, equipment and machinery of $29.7 million, other ingredients of $8.9 million, advertising contracts of $34.7 million, and other of $3.7 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at September 27, 2014 totaled $43.1 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and wheat with one major supplier. The contracts include crop year 2013 and 2014 and cover the Company’s barley, wheat, and malt requirements for 2014 and part of 2015. These purchase commitments outstanding at September 27, 2014 totaled $15.5 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the exclusive supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. The Company has reached the annual minimum purchase commitments under this agreement, so that, as of September 27, 2014, there was no remaining purchase commitment. On October 1, 2014 the Company committed to minimum aggregate purchases in 2015 of $22.1 million.

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

At September 27, 2014, the Company has a remaining amount of $507,000 related to the CORF Grant and CORF II Grant recorded in other current assets. The Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. Any additional remediation costs above the currently estimated costs will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

F.	Income Taxes

As of September 27, 2014 and December 28, 2013, the Company had approximately $0.3 million and $0.6 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 27, 2014 and December 28, 2013, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

In April 2014, the IRS commenced an examination of the Company’s 2012 consolidated corporate income tax returns. As of September 27, 2014, the examination has been settled and resulted in a net decrease of $0.1 million in unrecognized tax benefits for the thirteen weeks ended September 27, 2014.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of September 27, 2014. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of September 27, 2014, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of September 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$58,844	$—	$—	$58,844

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$50,224	$—	$—	$50,224

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

	As of September 27, 2014
	Level 1	Level 2	Level 3	Total
Note payable	$—	$513	$—	$513

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Note payable	$—	$567	$—	$567

I.	Brewery Acquisition

On August 26, 2013, A&S acquired substantially all of the assets of the Coney Island business (“Coney Island”) and certain other assets from Shmaltz Brewing Company for a purchase price of $2.9 million. Costs related to the acquisition of Coney Island were not significant and were expensed as incurred.

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

J.	Stock-Based Compensation

On January 1, 2014, the Company granted options to purchase an aggregate of 7,090 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $110.40 per share.

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

On August 4, 2014 the Company granted 4,592 shares of restricted stock awards to a new senior employee. Vesting of these shares is service-base, with shares vesting over a service period of five years. The first 10% will vest on August 4, 2015. These restricted stock awards have a weighted average fair value of $221.68 per share.

Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 27, 2014 was $1.4 million and $5.3 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 28, 2013 was $2.0 million and $5.8 million, respectively.

K.	Impairment of Long-Lived Assets

During the third quarter of 2014, the Company incurred impairment charges of $1.6 million based upon its analysis of the fair value of machinery that is intended to be replaced in early 2015. Management based its valuation on the discounted cash flows of the machinery over its remaining useful life and estimated salvage value.

During the third quarter of 2013, the Company incurred impairment charges of $1.3 million based upon its analysis of the fair value of land owned by the Company in Freetown, Massachusetts. Management based its valuation on a market analysis which contained various data points, none of which were materially different than the amount recorded on the balance sheet.

L.	Recent Accounting Pronouncements

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

M.	Subsequent Events

On October 9, 2014, the Board of Directors approved an increase of $25.0 million to the previously approved $325.0 million share buyback expenditure limit, for a new limit of $350.0 million.

The Company evaluated subsequent events occurring after the balance sheet date, September 27, 2014, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and thirty-nine week periods ended September 27, 2014, as compared to the thirteen and thirty-nine week periods ended September 28, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Thirteen Weeks Ended September 27, 2014 compared to Thirteen Weeks Ended September 28, 2013

Net revenue. Net revenue increased by $53.3 million, or 24.6%, to $269.7 million for the thirteen weeks ended September 27, 2014, as compared to $216.4 million for the thirteen weeks ended September 28, 2013, due primarily to increased shipments.

Volume. Total shipment volume increased by 23.5% to 1,229,000 barrels for the thirteen weeks ended September 27, 2014, as compared to 995,000 barrels for the thirteen weeks ended September 28, 2013, due to gains in core products shipment volume. Shipment volume for the core brands increased by 23.4% to 1,225,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirteen weeks ended September 27, 2014 increased by approximately 21% compared to the comparable thirteen week period in 2013, primarily due to increases in depletions of Angry Orchard, Samuel Adams and Twisted Tea brand products. The Company believes distributor inventory levels at September 27, 2014 were at appropriate levels. Inventory at distributors participating in the Freshest Beer Program at September 27, 2014 increased slightly in terms of days of inventory on hand when compared to September 28, 2013.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 1.0% to $219.99 per barrel for the thirteen weeks ended September 27, 2014, as compared to $217.80 per barrel for the comparable period in 2013, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $116.69 per barrel for the thirteen weeks ended September 27, 2014, as compared to $116.14 per barrel for the thirteen weeks ended September 28, 2013. Gross margin for core products was 53.0% for the thirteen weeks ended September 27, 2014, as compared to 53.3% for the thirteen weeks ended September 28, 2013. The increase in gross profit per barrel of $0.55 is primarily due to an increase in net revenue per barrel partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $103.30 per barrel for the thirteen weeks ended September 27, 2014, as compared to $101.66 per barrel for the thirteen weeks ended September 28, 2013. The 2014 increase in cost of goods sold of $1.64 per barrel of core products is due to a change in product mix and increased packaging and ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased $8.9 million, or 15.9%, to $65.0 million for the thirteen weeks ended September 27, 2014, as compared to $56.1 million for the thirteen weeks ended September 28, 2013. The increase of $8.9 million was primarily a result of increased investments in media advertising, increased costs for additional sales personnel, point of sale, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 24% of net revenue, or $53.08 per barrel, for the thirteen weeks ended September 27, 2014, as compared to 26% of net revenue, or $56.49 per barrel, for the thirteen weeks ended September 28, 2013. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses were equal at $15.7 million for the thirteen weeks ended September 27, 2014, and for the comparable period in 2013. Increases in salary costs were offset by lower benefit and consulting costs.

Impairment of long-lived assets. Impairment of long lived assets increased $300 thousand as compared to the third quarter of 2013 due to the write-down in 2014 of Pennsylvania Brewery assets of $1.6 million compared to a write-down in 2013 of land owned by the Company in Freetown, Massachusetts of $1.3 million.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended September 27, 2014 of 37.1% decreased from the thirteen weeks ended September 28, 2013 rate of 39.2%, primarily due to an increase in a deferred tax asset valuation allowance relating to the Freetown land write-down occurring in the thirteen weeks ended September 28, 2013 with no corresponding increase during the thirteen weeks ended September 27, 2014.

Thirty-nine Weeks Ended September 27, 2014 compared to Thirty-nine weeks Ended September 28, 2013

Net revenue. Net revenue increased by $151.5 million, or 28.4%, to $685.2 million for the thirty-nine weeks ended September 27, 2014, as compared to $533.7 million for the thirty-nine weeks ended September 28, 2013, due primarily to increased shipments.

Volume. Total shipment volume increased by 26.2% to 3,120,000 barrels for the thirty-nine weeks ended September 27, 2014, as compared to 2,473,000 barrels for the thirty-nine weeks ended September 28, 2013, due to gains in core products shipment volume. Shipment volume for the core brands increased by 26.3% to 3,110,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirty-nine weeks ended September 27, 2014 increased by approximately 25% compared to the comparable thirty-nine week period in 2013, primarily due to increases in depletions of Angry Orchard, Samuel Adams and Twisted Tea brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 1.70% to $220.14 per barrel for the thirty-nine weeks ended September 27, 2014, as compared to $216.47 per barrel for the comparable period in 2013, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $114.60 per barrel for the thirty-nine weeks ended September 27, 2014, as compared to $113.75 per barrel for the thirty-nine weeks ended September 28, 2013. Gross margin for core products was 52.1% for the thirty-nine weeks ended September 27, 2014, as compared to 52.5% for the thirty-nine weeks ended September 28, 2013. The increase in gross profit per barrel of $0.85 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $105.54 per barrel for the thirty-nine weeks ended September 27, 2014, as compared to $102.72 per barrel for the thirty-nine weeks ended September 28, 2013. The 2014 increase in cost of goods sold of $2.82 per barrel of core products is due to a change in product mix and increased packaging and ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased $42.5 million, or 28.4%, to $192.2 million for the thirty-nine weeks ended September 27, 2014, as compared to $149.7 million for the thirty-nine weeks ended September 28, 2013. The increase of $42.5 million was primarily a result of increased investments in media advertising, point of sale and local marketing, increased costs for additional sales personnel and commissions, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 28% of net revenue, or $61.80 per barrel, for the thirty-nine weeks ended September 27, 2014, as compared to 28% of net revenue, or $60.81 per barrel, for the thirty-nine weeks ended September 28, 2013.

General and administrative. General and administrative expenses increased by $3.0 million, or 6.6%, to $48.3 million for the thirty-nine weeks ended September 27, 2014, as compared to $45.3 million for the comparable period in 2013. The increase was primarily due to increases in salary costs.

Provision for income taxes. The Company’s effective tax rate for the thirty-nine weeks ended September 27, 2014 of 37.3% decreased slightly from the thirty-nine weeks ended September 28, 2013 rate of approximately 37.4%.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $57.2 million as of September 27, 2014 from $49.5 million as of December 28, 2013, reflecting cash provided by operating activities and cash provided by financing activities that was partially offset by purchases of property, plant and equipment.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 27, 2014 was $102.6 million and primarily consisted of net income of $71.7 million, non-cash items of $23.1 million and a net decrease in operating assets and liabilities of $7.8 million. Cash provided by operating activities for the thirty-nine weeks ended September 28, 2013 was $66.9 million and primarily consisted of net income of $52.3 million, and non-cash items of $20.7 million, partially offset by a net increase in operating assets and liabilities of $6.2 million.

The Company used $128.3 million in investing activities during the thirty-nine weeks ended September 27, 2014, as compared to $75.8 million during the thirty-nine weeks ended September 28, 2013. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries and the purchase of additional kegs.

Cash provided by financing activities was $33.4 million during the thirty-nine weeks ended September 27, 2014, as compared to $21.8 million used in financing activities during the thirty-nine weeks ended September 28, 2013. The $55.3 million difference in financing cash flow in 2014 from 2013 is primarily due to an increase in proceeds from stock option exercises and a decrease in stock repurchases under the Company’s Stock Repurchase Program.

During the thirty-nine weeks ended September 27, 2014 and the period from September 28, 2014 through October 24, 2014, the Company did not repurchase any of its Class A Common Stock. On October 9, 2014, the Board of Directors approved an increase of $25 million to the previously approved $325.0 million share buyback expenditure limit, for a new limit of $350.0 million. As of October 24, 2014, the Company had repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had approximately $50.5 million remaining on the $350 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 27, 2014 of $57.2 million, along with future operating cash flow and the Company’s unused line of credit of $150 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2014 and 2015 Outlook

Year-to-date depletions through the 42 weeks ended October 18, 2014 are estimated by the Company to be up approximately 24% from the comparable period in 2013.

The Company has left unchanged its projected 2014 earnings per diluted share of between $6.00 to $6.40. The third quarter benefit of lower operating costs per barrel is expected to be offset by slightly lower than previously planned volumes in the fourth quarter. The Company currently anticipates depletions and shipments growth for the fifty-two week period ending December 27, 2014 of between 20% and 24%. The Company is targeting national price increases of approximately 2%, with full-year 2014 gross margins of between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $37 million and $45 million for the full year 2014. These increases exclude increases in freight costs for the shipment of products to the Company’s distributors. The Company estimates increased investments of between $3 million to $5 million for existing brands developed by Alchemy & Science, which are included in the full-year estimated increases in advertising, promotional and selling expenses. The Company believes that its 2014 effective tax rate will be approximately 37.5% based upon current tax laws and underlying regulations.

The Company is completing its 2015 planning process and will provide further detailed guidance when the Company presents its full-year 2014 results. The Company is currently using the following preliminary assumptions and targets for 2015. The Company is forecasting depletion and shipment growth in the low-teens. The Company is targeting national price increases between 1% and 2%. Full-year 2015 gross margins are currently expected to be between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses between $25 million and $35 million for the full year 2015, which does not include any increases in freight costs for the shipment of products to its distributors. The Company estimates increased investments of between $6 million and $12 million in existing brands developed by Alchemy & Science, which are included in our full year estimated increases in advertising, promotional and selling expenses. These estimates could change significantly and 2014 volume from the Alchemy & Science brands is unlikely to cover these and other expenditures related to these brands that could be incurred. The Company intends to increase its investment in its brands in 2015 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2015 effective tax rate of approximately 38% based upon current tax laws and underlying regulations.

The Company is continuing to evaluate capital expenditures and to initiate projects to support its business plans. These capital expenditures consist mostly of continued investments in the Company’s breweries and additional keg purchases in support of currently projected growth. The actual amount spent may be significantly higher, if deemed by management to be appropriate to meet anticipated future growth. Based on current information, the Company has decreased its estimated 2014 capital expenditure range to $150 million to $160 million from the previously communicated estimate of $160 million to $185 million which includes capital investments for existing Alchemy & Science projects of between $7 million and $9 million. The Company estimates full-year 2015 capital spending of between $80 million and $100 million. These 2015 estimates include capital investments for existing Alchemy & Science projects of between $5 million and $7 million. Based on information currently available, the Company believes that its capacity requirements for 2015 can be covered by its Company-owned breweries and existing contracted capacity at third party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At September 27, 2014, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended September 27, 2014.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended September 27, 2014.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note L, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements.

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

As of September 27, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirty-nine weeks ended September 27, 2014 there were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 28, 2013.

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

As of October 24, 2014, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $299.5 million and had $50.5 million remaining on the $350 million share buyback expenditure limit which includes a $25 million increase to the buyback expenditure limit that was approved by the Board of Directors on October 9, 2014.

During the thirty-nine weeks ended September 27, 2014, the Company repurchased 1,636 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2013 to February 1, 2014	861	$61.78	—	$25,471,411
February 2, 2014 to March 1, 2014	14	78.67	—	25,471,411
March 2, 2014 to March 29, 2014	—	—	—	25,471,411
March 30, 2014 to May 3, 2014	12	145.07	—	25,471,411
May 4, 2014 to May 31, 2014	94	124.66	—	25,471,411
June 1, 2014 to June 28, 2014	82	70.88	—	25,471,411
June 29, 2014 to August 2, 2014	107	137.08	—	25,471,411
August 3, 2014 to August 30, 2014	393	89.61	—	25,471,411
August 31, 2014 to September 27, 2014	73	145.07	—	25,471,411

Total	1,636	$81.93	—	$25,471,411

During the thirty-nine weeks ended September 27, 2014, the Company repurchased 1,636 shares of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 135,000 shares of his holdings in Class B Common Stock into 135,000 shares of Class A Common Stock on February 18, 2014 and converted 100,000 shares of his holdings in Class B Common Stock into 100,000 shares of Class A Common Stock on May 7, 2014.

As of October 24, 2014, the Company had 9.3 million shares of Class A Common Stock outstanding and 3.7 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: October 30, 2014	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: October 30, 2014	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)