Form 10-K
period 2014-12-27
BOSTON BEER CO INC
filed 2015-02-24
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $1,977.2 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 28, 2014). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 20, 2015, there were 9,721,327 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 3,617,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting to be held on May 27, 2015 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 27, 2014

PART I.

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is the largest craft brewer in the United States. In fiscal 2014, Boston Beer sold approximately 4.1 million barrels of its proprietary products (“core brands”).

During 2014, the Company sold over sixty beers under the Samuel Adams® or the Sam Adams® brand names, eleven flavored malt beverages under the Twisted Tea® brand name, ten hard cider beverages under the Angry Orchard ® brand name, and over twenty beers under four of the brand names of its subsidiary, Alchemy & Science. Boston Beer produces malt beverages and hard cider at Company-owned breweries and under contract arrangements at other brewery locations. The Company-owned breweries are located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Breinigsville, Pennsylvania (the “Pennsylvania Brewery”), Los Angeles, California, (the “Angel City Brewery”) and Miami, Florida (the “Concrete Beach Brewery”).

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry. Today, two major brewers, Anheuser-Busch InBev (“AB InBev”) and MillerCoors LLC (“MillerCoors”), comprise approximately 90% of all United States domestic beer production, excluding imports.

The Company’s beers are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers, domestic specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams® is one of the largest brands in the Better Beer category of the United States brewing industry. The Company estimates that in 2014 the craft beer category grew approximately 19% and the Better Beer category was up approximately 7%, while the total beer category was essentially flat. The Company believes that the Better Beer category is approximately 25% of United States beer consumption by volume.

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

The Company’s Twisted Tea products compete within the flavored malt beverage (“FMB”) category of the beer industry. The Company believes that the FMB category comprises approximately 4% of United States beer consumption and that the volume comprising the FMB category increased approximately 15% in 2014. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Angry Orchard ciders compete within the hard cider category that is treated as part of the beer industry for reporting and regulatory purposes. The Company believes that the hard cider category comprises approximately 1% of United States beer consumption and that the volume comprising the hard cider category increased approximately 60% in 2014. This category is small but growing and highly competitive and includes large international and domestic competitors as well as many small regional and local hard cider companies.

Narrative Description of Business

The Company’s business goal is to become the leading supplier in the Better Beer and hard cider categories by creating and offering high quality full-flavored beers and hard ciders. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering great beers and hard ciders, and increasing brand availability and awareness through advertising, point-of-sale, promotional programs and drinker education.

Beers and Hard Ciders Marketed

The Company’s strategy is to create and offer a world-class variety of traditional and innovative beers and hard ciders, with a focus on promoting the Samuel Adams product line, but supported by a portfolio of complementary brands. The Angry Orchard brand family was launched in the second half of 2011 in several markets and achieved national distribution in 2012. Since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following. In late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science, as a craft brew incubator headquartered in Burlington, Vermont. Alchemy & Science currently has four brands, including Angel City Brewery®, The Traveler Beer Co.®, Coney Island® Brewery and the Concrete Beach Brewery™.

The Company sells its beers and hard ciders in various packages. Kegs are sold primarily for on premise retailers, which include bars, restaurants and other venues, and bottles and cans are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores and liquor stores. During 2013, after a two-year research effort, the Company launched Samuel Adams Boston Lager and some other Samuel Adams styles in a unique can that the Company developed and believes improves the drinker’s experience compared to the traditional beer can.

Samuel Adams Boston Lager® is the Company’s flagship beer that was first introduced in 1984. Sam Adams Light was introduced in 2001 and is available on a year-round basis in certain markets. The Samuel Adams Seasonal beers are brewed specifically for limited periods of time and include Samuel Adams Cold Snap, Samuel Adams Summer Ale, Samuel Adams Octoberfest, and Samuel Adams Winter Lager. During early 2014 Samuel Adams Cold Snap was introduced to replace Samuel Adams Alpine Spring as the Spring Seasonal.

Certain Samuel Adams beers may be produced at select times during the year solely for inclusion in the Company’s seasonal variety packs. During 2014, Samuel Adams Maple Pecan Porter was brewed and included in the Spring Brews variety pack, Samuel Adams Belgian Session and Samuel Adams Blueberry Hill Lager were brewed and included in the Beers of Summer variety pack, Samuel Adams Harvest Saison was brewed and included in the Harvest Collection variety pack and Samuel Adams Old Fezziwig® Ale was brewed and included in the Winter Favorites variety pack. Additionally, beginning in 2011 the Company began limited releases of seasonal beers in various packages. These limited seasonal release beers currently include Samuel Adams Escape Route Kolsch, Samuel Adams Porch Rocker, Samuel Adams Harvest Pumpkin and Samuel Adams White Christmas.

After being in test markets during 2013, the Company began a national rollout of Samuel Adams Rebel IPA, a West Coast style IPA brewed with hops from the Pacific Northwest, in early 2014. In early 2015, the Company began the national launch of Sam Adams Rebel Rouser IPA and Samuel Adams Rebel Rider IPA, additional styles to support Samuel Adams Rebel IPA.

The Samuel Adams Brewmaster’s Collection is an important part of the Company’s portfolio and heritage, but receives limited promotional support. The Small Batch Collection, Barrel Room Collection and Limited Edition Beers and certain specialty variety packs are produced in limited quantities and are sold at higher prices than the Company’s other products. The Company also releases a variety of specialty draft beers brewed in limited quantities for festivals and Beer Week celebrations.

Twisted Tea and Angry Orchard brand families have been available nationally since 2012 and include Seasonal programs. Twisted Tea and Angry Orchard are available in various packages, including cans. The Company will continue to look for complementary opportunities to leverage its capabilities, provided that they do not distract from its primary focus on its Samuel Adams brand.

The Company continually evaluates the performance of its various beers, flavored malt beverages and hard cider styles and the rationalization of its product line as a whole. Periodically, the Company discontinues certain styles and packages, such as Samuel Adams Black Lager, Samuel Adams Blackberry Witbier, and Twisted Tea Blueberry that were discontinued during 2014. Also, Alchemy & Science’s Just Beer® brand and its beers were discontinued during 2014. Certain styles or brands discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

The Company’s beers and hard ciders are sold by the Company’s sales force to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment.

Product and Packaging Innovations

The Company is committed to maintaining its position as a leading innovator in the Better Beer and hard cider categories by developing new beers and hard ciders. To that end, the Company continually test brews different beers and hard ciders and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes the annual LongShot American Homebrew Contest® in which homebrewers and employees of the Company submit their homebrews for inclusion in the LongShot® six-pack in the following year. In 2014, the Company sold over sixty Samuel Adams beers commercially and brewed many more test brews. The Company’s Boston Brewery spends most of its time ideating, testing and developing beers and hard ciders for the Company’s potential future commercial development.

In 2013, the Company completed a two-year research effort to develop a can to improve the beer drinker’s experience compared to the traditional can. Currently, Samuel Adams Boston Lager, Samuel Adams Seasonal Beers and Samuel Adams Rebel IPA are available in this uniquely-designed can.

In late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science, headed by Alan Newman, founder of Magic Hat Brewing Company, as a craft brew incubator. Alchemy & Science is headquartered in Burlington, Vermont. The mission of Alchemy & Science is to find new opportunities in craft brewing, which may be geographical or stylistic and some may be with existing breweries or brewpubs. Alchemy & Science has access to the brewing talents and broad resources of the Company as it looks for opportunities around the country. During 2012 and 2013, Alchemy & Science purchased the assets of Southern California Brewing Company, Inc., a Los Angeles based craft brewer doing business as Angel City Brewing Company, and the assets of the Coney Island beer brand and certain other assets from Shmaltz Brewing Company, a New York based craft brewer. Alchemy & Science has also developed and sold beers under The Traveler Beer Co. brand name, including Curious Traveler® and other shandy-style and fruit flavored beers. Alchemy & Science is in the process of completing a small brewery and beer hall in Miami, Florida named Concrete Beach Brewery. To date, Alchemy & Science brands have been available in limited markets and sales have been less than 2% of the Company’s sales.

Sales, Distribution and Marketing

The Company sells its products to a network of approximately 350 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as pubs, restaurants, grocery stores, convenience stores, package stores, stadiums and other retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, Australia, New Zealand, the Caribbean, the Pacific Rim, Mexico, and Central and South America.

With few exceptions, the Company’s products are not the primary brands in Distributors’ portfolios. Thus, the Company, in addition to competing with other beers and hard ciders for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts. During 2014, the Company’s largest customer accounted for approximately 6% of the Company’s net sales. The top three customers accounted for approximately 12%, collectively. In some states or countries, the terms of the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate its relationship with its Distributors.

Most core brands are shipped within days of completion and there has not been any significant product order backlog. The Company has historically received most of its orders from domestic Distributors in the first week of a month for products to be shipped the following month and the Distributor would then carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory.

In an effort to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the retail market, the Company introduced its Freshest Beer Program with domestic Distributors in several markets in late 2010. The goal of the Freshest Beer Program is to provide better on-time service, forecasting, production planning and cooperation with the Distributors, while substantially reducing inventory levels at the Distributor. At December 27, 2014, the Company had 121 Distributors participating in the program at various stages of inventory reduction, which constitutes approximately 68% of its volume. The Company believes that by the end of 2015 between 72% and 78% of its volume will be in the Freshest Beer Program. The Company successfully reduced the inventories of participating Distributors by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 241,000, 212,000 and 103,000 case equivalents in 2012, 2013 and 2014, respectively, as measured at the end of the year by evaluating the year-on-year inventory reduction from the inventory levels that might otherwise have been expected. The ordering process has changed significantly for Distributors that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment. There are various risks associated with the Freshest Beer Program that are discussed in Risk Factors below.

Boston Beer has a sales force of approximately 410 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at each level of the three-tier distribution system by providing educational and promotional programs encompassing Distributors, retailers and drinkers. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples, certain ingredients including hops and barley and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s beers and hard ciders. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns — primarily television, radio, digital and social media, billboards and print. These media efforts are complemented by participation in sponsorships of cultural and community events, local beer festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

In 2008, the Company launched its core philanthropic initiative, Samuel Adams Brewing the American Dream®. In partnership with ACCION, the nation’s largest non-profit micro-lender, the program supports small business owners in the food, beverage, brewing and hospitality industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program, Samuel Adams and Accion have worked together to loan more than $3.5 million to over 400 small business owners who have subsequently repaid these loans at a rate of more than 98%. Samuel Adams employees, together with our local business partners and community organizations, have provided coaching and mentoring to nearly 5,000 business owners across the country. These efforts have helped to create or maintain more than 2,000 local jobs.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers, hard ciders and flavored malt beverages. These ingredients include:

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2013 barley crop, which supported most 2014 malt needs, was consistent with historical long term averages in terms of both quality and quantity as acreage declines were offset by above average yields. The 2014 barley crop, which will support 2015 malt needs, was well below historical long term averages in terms of both quality and quantity, due primarily to weather events in key barley growing areas. The 2013 barley crop prices and 2014 barley crop prices booked early in the calendar year were at prices comparable to historical long term averages. The 2014 crop prices booked late in the calendar year increased considerably and were well above historical long term averages. Due to the quality of the 2014 crop, it is possible that beer yields will decline slightly, as the Company modifies its brewing processes to ensure that quality wort is produced. The Company purchased most of the malt used in the production of its beer from one major supplier during 2014. The Company currently has a multi-year contract with one supplier, but also believes that there are other malt vendors available that are capable of supplying its needs.

Hops. The Company uses Noble hops varieties for most of its Samuel Adams beers and also uses hops grown in the United States, England and New Zealand. Noble hops are grown in several specific areas recognized for growing hops with superior taste and aroma properties. These include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. The United States hops, namely Cascade, Simcoe, Centennial, Chinook, Citra, Amarillo and Ahtanum, are used in certain of the Company’s ales and lagers. Traditional English hops, namely, East Kent Goldings and English Fuggles, are used in certain of the Company’s ales. Other hop sources and varieties are also tested and used from time to time. The Company enters into purchase commitments with seven hops dealers based on the Company’s projected future volumes and brewing needs. The dealers either have the hops that are committed or will contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German hops, in Pounds Sterling for the English hops and in US Dollars for United States hops. The Company does not currently hedge its forward currency commitments. The United States hops crop harvested in 2014 was consistent with historical long term averages in terms of both quality and quantity for most hop varieties. The European hops crop harvested in 2014 was consistent with historical long term averages in terms of both quality and quantity. The Company expects to realize full delivery on United States and European hops contracts. The Company attempts to maintain up to a two-year supply of essential hops varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The demand for hops grown in the United States has risen, due to the success and proliferation of craft brewers and the popularity of beer styles that include hops grown in the United States. Certain United States hops are in tight supply and prices have risen for both spot purchases and forward contract pricing, accordingly.

While the Company believes it has adequate inventory and commitments for all hop varieties, which assessment is based on expected growth and beer style mix, all of which could ultimately be significantly different from what is currently planned. Variations to plan could result in hops shortages for specific beers or an excess of certain hops varieties.

Yeast. The Company uses multiple yeast strains for production of its beers, hard ciders and flavored malt beverages. While some strains are commercially available, the other strains are proprietary. Since the proprietary strains cannot be replaced if destroyed, the Company protects these strains by storing multiple cultures of the same strain at different production locations and in several external laboratories.

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profile. In 2014, these apples were sourced primarily from European, United States and New Zealand suppliers and include bittersweet apples from France and New Zealand and culinary apples from Italy and Washington State. There is limited availability of these apples and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture, could affect both price and supply. The 2014 apple crops in Europe, the United States and New Zealand were consistent with historical long term averages. In 2012, the Company experienced shortages of apples, primarily due to growth in excess of that planned, that impacted the timing of shipments of its hard ciders to Distributors. During 2013 and 2014, the Company did not experience any shortage of apples. The Company has entered into contracts to cover its expected needs for 2015 and expects to realize full delivery against these contracts.

Other Ingredients. The Company maintains competitive sources for most of the other ingredients used in its malt beverages and hard ciders.

Packaging Materials. The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers, glass and crowns. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2014, cans and labels were each supplied by a single source; however, the Company believes that alternative suppliers for cans and labels are available.

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

Quality Assurance

As of December 27, 2014, the Company employed over fifteen brew masters to monitor the Company’s brewing operations and control the production of its beers and hard ciders. Extensive tests, tastings and evaluations are typically required to ensure that each batch of Samuel Adams beer, Twisted Tea flavored malt beverage and Angry Orchard hard cider conforms to the Company’s standards. The Company has on-site quality control labs at each brewery.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle, can and keg of its beers, in order to ensure that its customers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Brewing Strategy

During 2014, the Company brewed and packaged over 95% of its core brand volume at breweries owned by the Company. The Company made capital investments in 2014 of approximately $152 million. These investments were made to expand the quality, capacity, efficiency and capabilities of its breweries, both to meet the 2014 growth and the anticipated future growth. The Company expects to invest between $80 million and $110 million in 2015, which is highly dependent on estimates of future growth and the capital investments to meet those volume growth estimates. The actual amount spent may well be different from these estimates. The Company believes that by executing this capital plan and expanding its use of production arrangements with third parties, it should be able to support its projected growth in 2015. The Company continues to evaluate capacity optimization at its breweries and the potential significant capital required for expansion of capacity at its existing breweries.

The Pennsylvania Brewery and the Cincinnati Brewery produce most of the Company’s shipment volume. The Pennsylvania Brewery is the Company’s largest brewery and the Cincinnati Brewery is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Boston Brewery’s production is mainly for developing new types of innovative and traditional beers and hard ciders and brewing and packaging beers for retail sales on site and in the local market area. Product development entails researching market needs and competitive products, sample brewing and market taste testing. The Angel City Brewery production currently supports draft accounts in the Los Angeles market and on premise consumption at its beer hall. During 2015, the Company expects to open small breweries with beer halls to support the local markets for the Concrete Beach Brewery in Miami, Florida and the Coney Island Brewery in Brooklyn, New York.

The Company currently has a brewing services agreement with City Brewing Company, LLC, to produce its products at facilities in Latrobe, Pennsylvania and La Crosse, Wisconsin, an agreement with Pleasant Valley Wine Company to produce at facilities in Hammondsport, New York, and an agreement with Shmaltz Brewing Company, LLC to produce at facilities in Clifton Park, New York. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing, fermenting and finishing methods and (ii) first-rate quality control capabilities throughout the process. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to brew and package the Company’s malt beverages and hard ciders.

The Company believes that it has alternatives available to it, in the event that production at any of its brewing locations is interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic. In addition, the Company may not be able to maintain its current economics if interruptions were to occur, and could face significant delays in starting up replacement brewing locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shut downs, or natural or unavoidable catastrophe. Also, as the brewing industry has consolidated and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew some of its beers and hard ciders, if necessary, has become a more significant concern. The Company continues to work with all of its contract brewers to attempt to minimize any potential disruptions.

Competition

The Better Beer category within the United States beer market is highly competitive due to the increasing number of craft brewers, imported beers with similar pricing and target drinkers, and efforts by large domestic brewers to enter this category. The Company anticipates competition and innovation among domestic craft brewers to remain strong, as craft brewers experienced their tenth successive year of growth in 2014 and there were many new startups. The Company estimates there are over 5,200 craft breweries in operation or in the planning stages, up from approximately 420 operating craft breweries in 2006. Also, established craft breweries are building more capacity, expanding geographically, and adding more SKUs and styles, as Distributors and retailers are promoting and making more shelf space available for more craft beer brands.

Imported beers, such as Corona® and Heineken®, continue to compete aggressively in the United States and have gained market share over the last ten years. In 2013, AB InBev completed its purchase of the Mexican brewer

Grupo Modelo, owner of Corona and other imported brands. As part of this acquisition, the United States distribution rights and certain brewery assets of Corona were purchased by Constellation Brands. Heineken and Constellation Brands may have substantially greater financial resources, marketing strength and distribution networks than the Company has. The two largest brewers in the United States, MillerCoors and AB InBev, have entered the Better Beer category with domestic specialty beers, either by developing their own beers, acquiring, in whole or part, existing craft breweries, importing and distributing foreign brewers’ brands or increasing their development and marketing efforts on their own domestic specialty beers that might compete in the Better Beer category. In addition, Miller Coors’ Tenth Blake and AB InBev’s High End Division have been formed as business units headquartered in the United States that are focused exclusively on competing in the Better Beer market.

The Company’s products also compete with other alcoholic beverages for drinker attention and consumption. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up in order to position its beers and hard ciders competitively with wine and spirits.

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

The Company distributes its products through independent Distributors who also distribute competitors’ products. Certain brewers have contracts with their Distributors that impose requirements on the Distributors that are intended to maximize the Distributors’ attention, time and selling efforts on that brewer’s products. These contracts generally result in increased competition among brewers as the contracts may affect the manner in which a Distributor allocates selling effort and investment to the brands included in its portfolio. The Company closely monitors these and other trends in its Distributor network and works to develop programs and tactics intended to best position its products in the market.

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

The Company’s Twisted Tea product line competes primarily within the FMB category of the beer industry. FMB’s, such as Twisted Tea, Smirnoff Ice®, Mike’s Hard Lemonade®, Bud Light Lime® Ritas, and Redds Apple Ale® are flavored malt beverages that are typically priced competitively with Better Beers. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Angry Orchard product line competes within the hard cider category. This category is small but growing and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with Better Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand names ‘Strongbow’; AB InBev under ‘Johnny Appleseed,’ ‘Michelob Ultra Cider’ and ‘Stella Cidre’ and MillerCoors under the brand names ‘Smith and Forge’ and ‘Crispin Cider’.

Regulation and Taxation

The alcoholic beverage industry is regulated by federal, state and local governments. These regulations govern the production, sale and distribution of alcoholic beverages, including permitting, licensing, marketing and advertising. To operate its breweries, the Company must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies.

Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. The federal excise tax on malt beverages is $18 per barrel, on hard cider (with alcohol by volume of 7% or less) is $0.226 per gallon, and on artificially carbonated wine (hard cider with alcohol by volume greater than 7%) is $3.30 per gallon. States levy excise taxes at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Trademarks

The Company has obtained United States trademark registrations for over 160 trademarks, including Samuel Adams®, the design logo of Samuel Adams®, Samuel Adams Boston Lager®, Samuel Adams Utopias®, Samuel Adams Brewing the American Dream®, Twisted Tea®, Angry Orchard ® Angel City Brewery®, Just Beer®, The Traveler Beer Co.® and Coney Island®. It also has a number of common law marks, including Infinium™ and Concrete Beach™. The Samuel Adams trademark, the Samuel Adams Boston Lager trademark, the design logo of Samuel Adams, the Twisted Tea trademark and other Company trademarks are also registered or registration is pending in various foreign countries. The Company regards its Samuel Adams family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

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

Employees

As of December 27, 2014, the Company employed approximately 1,325 people, of which approximately 100 were covered by collective bargaining agreements at the Cincinnati Brewery. The collective bargaining agreements involve three labor unions, with one contract expiring in 2015 and two expiring in 2017. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the increasing number of craft brewers with similar pricing and target drinkers and gains in market share achieved by domestic specialty beers and imported beers, a number of which are now promoted or imported by the two largest domestic brewing companies, AB InBev and MillerCoors. The Company faces strong competition from these two brewers as they introduce new domestic specialty brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona® and Heineken®, also continue to compete aggressively in the United States beer market. The Company anticipates competition among domestic craft brewers will remain strong, as craft brewers experienced their tenth successive year of growth in 2014 and there were many new startups. The Company estimates there are now approximately 5,200 craft breweries in operation or in the planning stages up from approximately 420 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, expanding geographically, adding more SKUs and styles as Distributors and retailers are promoting and making more shelf space available for more craft beer brands. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline.

The Company’s products, including its Twisted Tea and Angry Orchard products, also compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s Distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including AB InBev, MillerCoors, Heineken and Constellation Brands, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or Distributors may have a material adverse effect on the Company’s business and financial results.

Further, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation are the domestic joint venture between SABMiller and Molson Coors and the acquisition of Anheuser Busch by InBev, both of which occurred in 2008, the acquisition of FEMSA Cerveza by Heineken in 2010, and the acquisition of Grupo Modelo by AB InBev in 2013. Due to the increased leverage that these combined operations will have, the costs to the Company of competing could increase and the availability of contract brewing capacity could be reduced. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.

There Is No Assurance of Continued Growth. Conversely, the Company May Not Be Able to Manage Demand for Its Products.

The Company’s future growth may be limited both by its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the increasing number of competitors in the craft beer and the Better Beer markets. The development of new products by the Company may lead to reduced sales in the Company’s other products, including its flagship Samuel Adams Boston Lager.

The Company’s future growth may also be limited by its ability to meet production goals and/or targets at the Company’s owned breweries, its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms, disruption or operating performance issues at the Company’s owned breweries or limits on the availability of suitable production capacity at third party-owned breweries, and its ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops, malt, cider ingredients and bottles, from suppliers.

The Company has Significantly Increased its Product Offerings and Distribution Footprint, which Increases Complexity and Could Adversely Affect the Company’s Business.

The Company has significantly increased the number of its commercially available beers, FMBs and hard ciders that it produces. Since 2010, the Company has introduced many new beers under the Samuel Adams brand name. During 2014, the Company significantly increased distribution for both the Twisted Tea and Angry Orchard brand families, as well as adding more styles and packages. Alchemy & Science currently has four brands, including the Angel City Brewery brand and the Concrete Beach brand, which include small breweries and beer halls where beer is sold and consumed on premise. In addition, Alchemy & Science has plans to build a small brewery and beer hall in Brooklyn, New York for its Coney Island brand during 2015. These additional brands and breweries, along with the increases in demand for existing brands, have added to the complexity of the Company’s beer and hard cider development process, as well as its brewing, packaging, marketing and selling processes. The Company does not have significant experience with managing this number of brands and products and has limited experience with integrating acquired brands or operating beer halls. There can be no assurance that the Company will effectively manage such increased complexity, without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business and financial results.

Unexpected Events at Company-Owned Breweries, Reduced Availability of Breweries Owned by Others, Increased Complexity of the Company’s Business, or the Expansion Costs of the Company-Owned Breweries Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Prior to 2008, the Company pursued a production strategy that combined the capacity at its Cincinnati Brewery, which was acquired in 1997 with significant production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others allowed the Company to utilize their excess capacity, providing the Company flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for its beers. The Company purchased the Pennsylvania Brewery in June 2008. As a result of that acquisition and subsequent expansion of the Pennsylvania Brewery’s capacity and efficiency, the volume of core brands brewed at Company-owned breweries increased and currently over 95% of the Company’s volume is brewed and packaged at breweries that it owns.

In 2014, the Company brewed its flagship beer, Samuel Adams Boston Lager, at each of its three Samuel Adams breweries, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager. The Company expects to continue to brew most all of its core brands volume in 2015 at its Company-owned breweries. This reliance on its own breweries exposes the Company to capacity constraints, as these breweries are operating at or close to current capacity in peak months. Nevertheless, management believes that it has alternatives available to it, in the event that production at any of its brewing locations is interrupted, although as volumes at the Pennsylvania Brewery increases, severe interruptions there would be problematic. In addition, the Company may not be able to maintain its current economics if interruptions were to occur, and could face significant delays in starting replacement brewing locations. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shut downs or natural or unavoidable catastrophe.

The combination of the recent growth in the Company’s business and product complexity, its increased hiring of new employees, and greater reliance on its own breweries, continues to heighten the challenges presented by the Company’s operations. Beginning in the second half of 2013, the Company had product shortages and service issues and the Company’s supply chain struggled under the increased volume and experienced increased operational and freight costs, as it reacted. In 2013 and 2014, the Company significantly increased its packaging capabilities and tank capacity to address these challenges. There can be no assurance that the Company will effectively manage such increasing complexity without experiencing future planning failures, operating inefficiencies, insufficient employee training, control deficiencies or other issues that could have a material adverse effect on the Company’s business and financial results. The growth of the Company, changes in operating procedures and increased complexity have required significant capital investment. The Company to date has not seen operating cost leverage from these increased volumes and there is no guarantee that it will.

The Company continues to avail itself of capacity at third-party breweries. During 2014, the Company brewed and/or packaged certain products under service contracts at facilities located in Latrobe, Pennsylvania, LaCrosse, Wisconsin, and Clifton Park, New York. In selecting third party breweries for brewing services arrangements, the Company carefully weighs brewery’s (i) capability of utilizing traditional brewing, fermenting and finishing methods and (ii) first rate quality control capabilities throughout the production process. To the extent that the Company needs to avail itself of third-party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries or an unexpected decline in the brewing capacity available to it, either of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

As the brewing industry continues to consolidate and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew some of its beers, if necessary, has become a more significant concern and, thus, there is no guarantee that the Company’s brewing needs will be met. The Company continues to work with all of its contract brewers to attempt to minimize any potential disruption. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s business and financial results. A simultaneous interruption at several of the Company’s production locations or an unexpected interruption at one of the Company-owned breweries would likely cause significant disruption, increased costs and, potentially, lost sales.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 96% of its beer is sold, the Company sells its beer to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with approximately 350 wholesale Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership within the current distribution network could lead to less support of the Company’s products. No assurance can be given that the Company will be able to maintain its current distribution network or secure additional Distributors on terms favorable to the Company.

Contributing to distribution risk is the fact that the Company’s distribution agreements are generally terminable by the Distributor on relatively short notice. While these distribution agreements contain provisions giving the Company enforcement and termination rights, some state laws prohibit the Company from exercising these contractual rights. The Company’s ability to maintain its existing distribution arrangements may be adversely affected by the fact that many of its Distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If the Company’s existing distribution agreements are terminated, it may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

The Company’s Freshest Beer Program Could Adversely Impact the Company’s Business and Operating Results

In late 2010, the Company started the implementation of its Freshest Beer Program with domestic Distributors to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the market. Historically, Distributors carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory. The Company’s goal is to reduce this through better on-time service, forecasting, production planning and cooperation with the Distributors. At December 27, 2014, the Company had 121 Distributors participating in the program at various stages of inventory reduction. The Company has approximately 68% of its volume on the Freshest Beer Program and believes this could reach 72% to 78% by the end of 2015. The Company successfully reduced the inventories of participating Distributors by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 241,000, 212,000 and 103,000 case equivalents in 2012, 2013 and 2014 respectively as measured at the end of the year by evaluating the year on year inventory reduction from the inventory levels that might otherwise have been expected. The ordering process has changed significantly for Distributors that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment and posed much greater challenges for forecasting and production planning. Also, changes to the Distributor ordering process has increased the complexity of the Company’s revenue recognition for shipments to Distributors that participate in the Freshest Beer Program.

It is possible that the Freshest Beer Program may not ultimately be successful; that its costs of implementation may exceed the value realized; or that the outcome of such inventory reductions may prove detrimental to the Company’s business trends and ability to execute at retail. The Company may encounter unexpected problems with forecasting, accounting, production and Distributor cooperation. These issues may have and in the future could lead to shortages and out of stocks of the Company’s products at the Distributor and retailer levels, result in increased costs, negatively impact Distributor relations, and/or delay the Company’s implementation of this program.

Because the Company is still in the process of rolling out the Freshest Beer Program, there necessarily remain implementation and execution issues to be addressed. Additionally, the Company has recently experienced growth rates significantly higher than planned and such growth places much greater stress on the Company’s supply chain given the lower inventories at Distributors. As a result, the Company currently cannot predict the long-term success of this program, the scope of its further implementation or the full extent of the costs or business impacts associated with the program that might be incurred. Although the Company currently believes the program will, in the long term, be beneficial to its business, there can be no assurances that this result will be achieved or, if achieved, to what extent.

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

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt, hops, barley and other ingredients, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2014. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs. The 2014 crop was well below norms in quality and quantity. Further years of poor crops could cause significant barley price increases and might create availability risks.

The Company predominantly uses Noble hops for its Samuel Adams lagers. Noble hops are varieties from several specific growing areas recognized for superior taste and aroma properties and include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbruck-Hersbrucker and Spalt-Spalter from Germany and Saaz-Saazer from the Czech Republic. Noble hops are rare and more expensive than most other varieties of hops. Traditional English hops, namely, East Kent Goldings and English Fuggles, and/or United States hops are used in most of the Company’s ales. The demand for hops grown in the United States has grown due to the success and growth of craft brewers and the popularity of beer styles that include hops grown in the United States. Certain United States hops are in tight supply and prices have risen for both spot purchases and forward contract pricing, accordingly. The Company enters into purchase commitments with several hops dealers, based on the Company’s projected future volumes and brewing needs. The dealers then contract with farmers to meet the Company’s needs. However, the performance and availability of the hops, as with any agricultural product, may be materially adversely affected by factors such as adverse weather or pests. Further, the use of fertilizers and pesticides that do not conform to United States regulations, the imposition of export/import restrictions (such as increased tariffs and duties) and changes in currency exchange rates could result in increased prices.

The Company attempts to maintain up to a two years supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are sourced primarily from European,United States and New Zealand suppliers and include bittersweet apples from France and New Zealand and culinary apples from Italy and Washington State. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. In 2012, the Company experienced shortages of apples, primarily due to growth in excess of that planned, that impacted the timing of shipments of its hard ciders to Distributors. During 2013 and 2014, the Company did not experience any shortage of apples. The Company has entered into contracts to cover its expected needs for 2015 and expects to realize full delivery against these contracts.

Except for the shortage of apples in 2012, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers, although the Company has had to pay significantly above historical prices to secure supplies when inventory and supply have been tight. Growth rates higher than planned or the introduction of new products requiring special ingredients could create demand for ingredients greater than the Company can source. Although the Company believes that there are alternative sources available for some of the ingredients and packaging materials for its hard ciders, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements were secured.

The Company’s contracts for certain hops and apples that are payable in Euros and Pounds Sterling, and therefore, the Company is subject to the risk that the Euro or Pound may fluctuate adversely against the U.S. dollar. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s business and financial results. The cost of hops has greatly increased in recent years due to exchange rate changes and the rising market price of hops. The continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet the demand for its beers. The Company buys some other ingredients and capital equipment from foreign suppliers for which the Company also carries exposure to foreign exchange rate changes.

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

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases, six-pack carriers, glass and crowns. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2014, cans and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated at time of renewal. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years.

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

An Increase in Energy Costs Could Harm the Company’s Financial Results.

In the last five years, the Company has experienced significant variation in direct and indirect energy costs, and energy costs could rise unpredictably. Increased energy costs would result in higher transportation, freight and other operating costs, including increases in the cost of ingredients and supplies. The Company’s future operating expenses and margins could be dependent on its ability to manage the impact of such cost increases. If energy costs increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices.

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

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. These could result in unexpected costs to the Company and, in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability.

Changes in Tax, Environmental and Other Regulations or Failure to Comply with Existing Licensing, Trade or Other Regulations Could Have a Material Adverse Effect on the Company’s Financial Condition.

The Company’s business is highly regulated by federal, state and local laws and regulations regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with Distributors, environmental impact of operations and other matters. These laws and regulations are subject to frequent reevaluation, varying interpretations and political debate, and inquiries from governmental regulators charged with their enforcement. Failure to comply with current or changes to existing laws and regulations relating to the Company’s operations or in the payment of taxes or other fees could result in the loss, revocation or suspension of the Company’s licenses, permits or approvals, and could have a material adverse effect on the ability of the Company’s business, financial condition and results of operations.

Changes in Public Attitudes and Drinker Tastes Could Harm the Company’s Business. Regulatory Changes in Response to Public Attitudes Could Adversely Affect the Company’s Business.

The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years, due to increasing public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States.

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

Certain states are considering or have passed changes to regulations allowing the sale and distribution of marijuana. It is possible that such changes could adversely impact the demand for the Company’s products.

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

In addition to these inherent brand risks, the founder and Chairman of the Company, C. James Koch, is an integral part of the Company’s current Samuel Adams brand message and the Company relies on the positive public perception of its founder. The role of Mr. Koch as founder, brewer and leader of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to continue his active role, his absence could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. If this were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

The Company’s Operating Results and Cash Flow May Be Adversely Affected by Unfavorable Economic and Financial Market Conditions.

Volatility and uncertainty in the financial markets and economic conditions may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy and agricultural products may rise faster than current estimates, including increases resulting from currency fluctuations; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s Distributors may increase; (d) the impact of currency fluctuations on amounts owed to the Company by distributors that pay in foreign currencies; (e) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (f) overall beer consumption may decline; or (g) drinkers of the Company’s beers may change their purchase preferences and frequency, which might result in sales declines.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2014 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices in approximately 42,400 square feet of leased space located in Boston, Massachusetts, the term of which is set to expire in 2017. The Company also leases small offices in California and Vermont.

The Company maintains a brewery and tour center in Boston, Massachusetts in approximately 37,000 square feet of leased space. The current term of the lease for this facility will expire in 2019.

The Company owns approximately 76 acres of land in Breinigsville, Pennsylvania, consisting of the two parcels on which the Company’s Pennsylvania Brewery is located. The buildings on this property consist of approximately 1 million square feet of brewery and warehouse space.

The Company owns approximately 10 acres of land in Cincinnati, Ohio, on which the Company’s Cincinnati Brewery is located, and leases, with an option to purchase, approximately 1 acre of land from the City of Cincinnati which abuts its property. The buildings on this property consist of approximately 128,500 square feet of brewery and warehouse space.

The Company leases approximately 48,650 square feet of space in Los Angeles, California, which houses a small brewery, beer hall and tour center. The current term of the lease for this facility will expire in 2021.

The Company leases approximately 11,365 square feet of space in Miami, Florida, where the Company is in the process of building a small brewery, beer hall and tour center. The current term of the lease for this facility will expire in 2023.

The Company has entered into a sublicense agreement for approximately 1,500 square feet of space within the retail section of MCU Park in Brooklyn, New York where it intends to construct a small brewery and tasting room. The current term of the sublicense agreement for this facility will expire in 2019.

The Company owns 52.7 acres of vacant land in Freetown, Massachusetts. In January 2015, the Company entered into an agreement for the sale of this land, with a closing to occur later in 2015, subject to buyer due diligence and certain other conditions.

In February 2015, the Company acquired approximately 62 acres of land in Montgomery, New York, consisting of an apple orchard and buildings thereon, on which it intends to construct a small cidery.

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

The graph set forth below shows the value of an investment of $100 on January 1, 2010 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”), the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) and a custom peer group which consists of Molson Coors Brewing Company and

Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Inc.), the two remaining U.S. publicly-traded brewing companies (“Peer Group”), for the five years ending December 27, 2014.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/25/10	12/31/11	12/29/12	12/28/13	12/27/14
The Boston Beer Company, Inc.	109.16	10.88	22.49	82.06	22.16
S&P 500 Index	13.82	2.18	14.07	34.12	15.76
S&P 500 Beverages Index	17.63	7.30	7.16	22.48	19.04
Peer Group	18.03	-12.09	1.17	36.24	37.43

	Base	INDEXED RETURNS Years Ending
Company Name / Index	Period 12/26/09	12/25/10	12/31/11	12/29/12	12/28/13	12/27/14
The Boston Beer Company, Inc.	100	209.16	231.92	284.08	517.20	631.79
S&P 500 Index	100	113.82	116.31	132.67	177.94	205.98
S&P 500 Beverages Index	100	117.63	126.21	135.25	165.66	197.20
Peer Group	100	118.03	103.76	104.97	143.01	196.54

Peer Group Companies
Craft Brew Alliance Inc
Molson Coors Brewing Co

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A

Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2014	High	Low
First Quarter	$249.81	$203.81
Second Quarter	$246.04	$212.07
Third Quarter	$232.61	$215.69
Fourth Quarter	$297.78	$210.44

Fiscal 2013	High	Low
First Quarter	$163.49	$134.45
Second Quarter	$172.83	$145.22
Third Quarter	$248.97	$173.74
Fourth Quarter	$259.25	$224.00

There were 11,256 holders of record of the Company’s Class A Common Stock as of February 20, 2015. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 20, 2015, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $313.39.

Class A Common Stock

At December 27, 2014, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 9,525,473 were issued and outstanding, which includes 73,098 shares that are restricted for trading. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 27, 2014, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 3,617,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 20, 2015, C. James Koch, the Company’s Chairman, was the sole holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

On October 9, 2014, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $325.0 million to $350.0 million. As of December 27, 2014, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $307.4 million.

During the twelve months ended December 27, 2014, the Company repurchased 31,338 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2013 to February 1, 2014	861	$61.78	—	$25,471,411
February 2, 2014 to March 1, 2014	14	78.67	—	25,471,411
March 2, 2014 to March 29, 2014	—	—	—	25,471,411
March 30, 2014 to May 3, 2014	12	145.07	—	25,471,411
May 4, 2014 to May 31, 2014	94	124.66	—	25,471,411
June 1, 2014 to June 28, 2014	82	70.88	—	25,471,411
June 29, 2014 to August 2, 2014	107	137.08	—	25,471,411
August 3, 2014 to August 30, 2014	393	89.61	—	25,471,411
August 31, 2014 to September 27, 2014	73	145.07	—	25,471,411
September 28, 2014 to November 1, 2014	228	88.89	—	50,471,411
November 2, 2014 to November 29, 2014	12,181	258.93	12,181	47,317,422
November 30, 2014 to December 27, 2014	17,293	272.02	17,293	42,613,311

Total	31,338	$255.68	29,474	$42,613,311

Of the shares that were purchased during the period, 1,864 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 27 2014	Dec. 28 2013	Dec. 29 2012	Dec. 31 2011 (53 weeks)	Dec. 25 2010
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$966,478	$793,705	$628,580	$558,282	$505,870
Less excise taxes	63,471	54,652	48,358	45,282	42,072

Net revenue	903,007	739,053	580,222	513,000	463,798
Cost of goods sold	437,996	354,131	265,012	228,433	207,471

Gross profit	465,011	384,922	315,210	284,567	256,327
Operating expenses:
Advertising, promotional and selling expenses	250,696	207,930	169,306	157,261	135,737
General and administrative expenses	65,971	62,332	50,171	43,485	39,112
Impairment of long-lived assets	1,777	1,567	149	666	300
Settlement proceeds	—	—	—	(20,500)	—

Total operating expenses	318,444	271,829	219,626	180,912	175,149

Operating income	146,567	113,093	95,584	103,655	81,178
Other (expense) income, net	(973)	(552)	(67)	(155)	(70)

Income before provision for income taxes	145,594	112,541	95,517	103,500	81,108
Provision for income taxes	54,851	42,149	36,050	37,441	30,966

Net income	$90,743	$70,392	$59,467	$66,059	$50,142

Net income per share — basic	$6.96	$5.47	$4.60	$5.08	$3.67
Net income per share — diluted	$6.69	$5.18	$4.39	$4.81	$3.52
Weighted average shares outstanding — basic	12,968	12,766	12,796	13,012	13,660
Weighted average shares outstanding — diluted	13,484	13,504	13,435	13,741	14,228

Balance Sheet Data:
Working capital	$97,292	$59,901	$73,448	$58,674	$39,805
Total assets	$605,161	$444,075	$359,484	$272,488	$258,530
Total long-term obligations	$58,851	$37,613	$25,499	$20,694	$20,743
Total stockholders’ equity	$436,140	$302,085	$245,091	$184,745	$165,588

Statistical Data:
Barrels sold	4,103	3,416	2,746	2,484	2,272
Net revenue per barrel	$220	$216	$211	$207	$204

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Boston Beer Company is engaged in the business of producing and selling alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are derived by selling its beers and hard ciders to Distributors, who in turn sell the products to retailers and drinkers.

The Company’s beers compete primarily in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share, as drinkers continue to trade up in taste and quality. The Company estimates that in 2014 the craft beer category grew approximately 19%, the Better Beer category was up approximately 7%, and the total beer category was essentially flat. The Company believes that the Better Beer category is approximately 25% of United States beer consumption by volume. The Company also believes that significant opportunity to gain market share continues to exist for the Better Beer category. Depletions or Distributor sales to retailers of the Company’s beers, hard ciders and flavored malt beverages, increased approximately 22% in 2014 from the comparable 52 week period in the prior year.

Outlook

Year-to-date depletions reported to the Company for the 7 weeks ended February 14, 2015 are estimated by the Company to be up approximately 12% from the comparable period in 2014.

The Company is targeting earnings per diluted share for 2015 of between $7.10 and $7.50, but actual results could vary significantly from this target. The Company is currently planning that 2015 depletions and shipments growth will be between 8% and 12%. The Company is targeting national price increases of between 1% and 2%. Full-year 2015 gross margins are currently expected to be between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $25 million and $35 million for the full year 2015, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company estimates increased investments of between $10 million and $15 million in existing brands developed by Alchemy & Science, which are included in the full year estimated increases in advertising, promotional and selling expenses. Brand investments in the Alchemy & Science brands could vary significantly from current estimates. The Company intends to increase its investment in its brands in 2015 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2015 effective tax rate of approximately 38%.

The Company is continuing to evaluate 2015 capital expenditures. Its current estimates are between $80 million and $110 million, consisting mostly of continued investments in the Company’s breweries, as well additional keg purchases in support of growth. These estimates include capital investments for existing Alchemy & Science projects of between $3 million and $5 million. The actual total amount spent on 2015 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2015 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

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

The following table sets forth certain items included in the Company’s consolidated statements of income:

	Year Ended
	Dec. 27 2014	Dec. 28 2013	Dec. 29 2012
	Barrels Sold (in thousands)
Core brands	4,093	3,403	2,727
Non-core products	10	13	19

Total barrels	4,103	3,416	2,746

	Percentage of Net Revenue
Net revenue	100%	100%	100%
Cost of goods	48.5	47.9	45.7

Gross profit	51.5	52.1	54.3
Advertising, promotional and selling expenses	27.8	28.2	29.2
General and administrative expenses	7.3	8.4	8.7
Impairment of long-lived assets	0.2	0.2	—

Total operating expenses	35.3	36.8	37.9
Operating income	16.2	15.3	16.4
Interest income, net	0.0	0.0	0.0
Other (expense) income, net	(0.1)	(0.1)	0

Income before provision for income taxes	16.1	15.2	16.4
Provision for income taxes	6.1	5.7	6.2

Net income	10.0%	9.5%	10.2%

Year Ended December 27, 2014 (52 weeks) Compared to Year Ended December 28, 2013 (52 weeks)

Net revenue. Net revenue increased by $164.0 million, or 22.2%, to $903.0 million for the year ended December 27, 2014, as compared to $739.1 million for the year ended December 28, 2013, due primarily to increased shipments.

Volume. Total shipment volume of 4,103,000 barrels for the year ended December 27, 2014 includes shipments of core brands of 4,093,000 barrels and other shipments of 10,000 barrels. Shipment volume for core brands increased by 20.3% over comparable 2013 levels of 3,403,000 barrels, due primarily to increases in shipments of Angry Orchard, Samuel Adams,Twisted Tea and Traveler brand products.

Depletions, or sales by Distributors to retailers, of the Company’s core products for the year ended December 27, 2014 increased by approximately 22% compared to the prior year, primarily due to increases in depletions of Angry Orchard, Samuel Adams, Twisted Tea and Traveler brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 1.6% to $220.46 per barrel for the year ended December 27, 2014, as compared to $216.94 per barrel for the comparable period in 2013, due primarily to price increases and changes in product and package mix.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its core brands in kegs, bottles and cans. Assuming the same level of production, a shift in the mix from bottles and cans to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 1.1% to 77.0% of total shipments for the year ended December 27, 2014 as compared to the year ended December 28, 2013.

Gross profit. Gross profit for core products was $113.55 per barrel for the year ended December 27, 2014, as compared to $113.03 per barrel for the year ended December 28, 2013. Gross margin for core products was 51.5% for the year ended December 27, 2014, as compared to 52.1% for the year ended December 28, 2013. The increase in gross profit per barrel of $0.52 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $106.91 per barrel for the year ended December 27, 2014, as compared to $103.91 per barrel for the year ended December 28, 2013. The 2014 increase in cost of goods sold of $3.00 per barrel of core product is due to increased ingredients costs, product mix effects and increases in brewery processing costs.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, increased $42.8 million, or 20.6%, to $250.7 million for the year ended December 27, 2014, as compared to $207.9 million for the year ended December 28, 2013. The increase was primarily a result of increased media advertising of $14.0 million, increased freight to Distributors of $12.3 million due to higher volumes, increased local marketing of $10.4 million, increased costs for additional sales personnel and commissions of $8.9 million and increased point of sale of $3.7 million.

Advertising, promotional and selling for core brands were 27.8% of net revenue, or $61.25 per barrel, for the year ended December 27, 2014, as compared to 28.2% of net revenue, or $61.10 per barrel, for the year ended December 28, 2013. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $3.6 million, or 5.8%, to $66.0 million for the year ended December 27, 2014, as compared to $62.3 million for the comparable period in 2013. The increase was primarily due to increases in salary costs.

Impairment of long-lived assets. The Company incurred impairment charges of $1.8 million based upon its review of the carrying values of its property, plant and equipment, primarily due to a $1.6 million change in the estimated fair value of machinery that is intended to be replaced in early 2015.

Stock-based compensation expense. For the year ended December 27, 2014, an aggregate of $6.9 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation decreased by $461,000 in 2014 compared to 2013, primarily due to decreased awards granted during 2014.

Provision for income taxes. The Company’s effective tax rate for the year ended December 27, 2014 of 37.7% increased from the year ended December 28, 2013 rate of approximately 37.5%. This increase was primarily a result of a federal income tax audit settlement during 2013.

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

Liquidity and Capital Resources

Cash increased to $76.4 million as of December 27, 2014 from $49.5 million as of December 28, 2013, reflecting cash provided by operating activities and cash provided by financing activities that was partially offset by purchases of property, plant and equipment.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities in 2014 was $141.2 million and primarily consisted of net income of $90.7 million, non-cash items of $42.2 million and a net decrease in operating assets and liabilities of $8.3 million. Cash provided by operating activities in 2013 totaled $100.0 million and primarily consisted of net income of $70.4 million, and non-cash items of $41.6 million, partially offset by a net increase in operating assets and liabilities of $12.0 million.

The Company used $151.8 million in investing activities during 2014, as compared to $103.3 million during 2013. Investing activities primarily consisted of discretionary equipment purchases to increase capacity of the Company-owned breweries and the purchase of additional kegs.

Cash provided by financing activities was $37.5 million during 2014, as compared to $21.6 million used in financing activities during 2013. The $59.1 million difference in financing cash flow in 2014 from 2013 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program and an increase in proceeds from the exercise of stock options and the related tax benefits.

During the year ended December 27, 2014, the Company repurchased approximately 29,500 shares of its Class A Common Stock for an aggregate purchase price of $7.9 million. On October 9, 2014, the Board of Directors approved an increase of $25.0 million to the previously approved $325.0 million share buyback expenditure limit, for a new limit of $350.0 million. As of December 27, 2014, the Company had repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $307.4 million.

From December 28, 2014 through February 20, 2015, the Company repurchased 2,500 additional shares of its Class A Common Stock for a total cost of $0.7 million. As of February 20, 2015, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of $308.1 million. The Company has approximately $41.9 million remaining on the $350 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 27, 2014 of $76.4 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

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

Provision for Excess or Expired Inventory

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand and under purchase commitments totaled approximately $163.4 million at December 27, 2014. The Company’s provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are recorded as a cost of goods sold and have historically been adequate to provide for losses on its raw materials.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment which are depreciated over their estimated useful lives. The carrying value of property, plant and equipment, net of accumulated depreciation, at December 27, 2014 was $381.6 million. For purposes of determining whether there are any impairment losses, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $52.4 million, $40.4 million and $28.1 million in fiscal year 2014, 2013 and 2012, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2014, 2013 and 2012 were $28.5 million, $23.1 million, and $19.5 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2014, 2013 and 2012 were $23.9 million, $17.3 million, and $8.6 million, respectively. In fiscal 2014, 2013 and 2012, the Company recorded certain of these costs in the total amount of $18.7 million, $13.4 million, and $6.3 million respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Kegs and Pallets Inventory and Refundable Deposits

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and cans and such kegs, bottles and cans are shipped on pallets to Distributors. Deposits held by the Company at December 27, 2014 totaled approximately $19.7 million. Most all kegs and pallets are owned by the Company. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and pallets. The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation – Stock Compensation. Stock-based compensation was $6.9 million, $7.3 million, and $6.5 million in fiscal years 2014, 2013, and 2012, respectively. Various option-pricing models are used to calculate the fair value of options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate and expected exercise behavior.

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

Income Taxes

Income tax expense was $54.9 million, $42.1 million and $36.0 million in fiscal years 2014, 2013, and 2012, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

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

Business Environment

The alcoholic beverage industry is highly regulated at the federal, state and local levels. The Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and the Justice Department’s Bureau of Alcohol, Tobacco, Firearms and Explosives enforce laws under the Federal Alcohol Administration Act. The TTB is responsible for administering and enforcing excise tax laws that directly affect the Company’s results of operations. State and regulatory authorities have the ability to suspend or revoke the Company’s licenses and permits or impose substantial fines for violations. The Company has established strict policies, procedures and guidelines in efforts to ensure compliance with all applicable state and federal laws. However, the loss or revocation of any existing license or permit could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed brands to compete within the Better Beer, FMB and hard cider categories and have acquired interests in craft beers and hard cider makers, or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from ten years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 350 Distributors nationwide and the Company’s sales force of approximately 410 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in the Better Beer market.

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

During 2014, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 27, 2014, which are denominated in Euros, British Pounds Sterling and U.S. Dollars, was $34.2 million. The Company has no forward exchange contracts in place as of December 27, 2014 and currently intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

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

Contractual Obligations

The following table presents contractual obligations as of December 27, 2014:

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
	(in thousands)
Hops, barley and wheat	$53,623	$28,814	$21,045	$3,764	$—
Apples and other ingredients	30,023	30,023	—	—	—
Advertising	28,210	27,926	284	—	—
Equipment and machinery	26,378	26,378	—	—	—
Glass bottles	22,058	22,058	—	—	—
Operating leases	7,259	2,263	3,202	1,014	780
Other	3,424	2,577	764	83	—

Total contractual obligations	$170,975	$140,039	$25,295	$4,861	$780

The Company had outstanding total non-cancelable purchase commitments of $171.0 million at December 27, 2014. These commitments are made up of hops, barley and wheat of $53.6 million, apples and other ingredients of $30.0 million, advertising contracts of $28.2 million, equipment and machinery of $26.4 million, glass bottles of $22.1 million, operating leases of $7.3 million, and other commitments of $3.4 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at December 27, 2014 totaled $34.2 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2014 and covers the Company’s barley, wheat, and malt requirements for the majority of 2015. These purchase commitments outstanding at December 27, 2014 totaled $19.5 million. On January 7, 2015 the Company entered into additional barley commitments of $1.2 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of December 27, 2014 totaled $22.1 million.

The Company has various operating lease agreements in place for facilities and equipment as of December 27, 2014. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021.

For the fiscal year ended December 27, 2014, the Company brewed most all of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 27, 2014, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

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

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 27, 2014.

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

The Company enters into hops purchase contracts, as described above under “Hops Purchase Commitments”, and makes purchases of other ingredients, equipment and machinery denominated in foreign currencies. The cost of these commitments change as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 27, 2014) or (ii) the applicable LIBOR rate (0.16% at December 27, 2014) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 27, 2014, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $4.5 million as of December 27, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 27, 2014 and December 28, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Boston Beer Company, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Boston, Massachusetts

February 24, 2015

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 27, 2014	December 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$76,402	$49,524
Accounts receivable, net of allowance for doubtful accounts of $144 and $160 as of December 27, 2014 and December 28, 2013, respectively	36,860	42,001
Inventories	51,307	56,397
Prepaid expenses and other current assets	12,887	9,606
Income tax receivable	21,321	1,038
Deferred income taxes	8,685	5,712

Total current assets	207,462	164,278
Property, plant and equipment, net	381,569	266,558
Other assets	12,447	9,556
Goodwill	3,683	3,683

Total assets	$605,161	$444,075

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$35,576	$34,424
Current portion of debt and capital lease obligations	55	53
Accrued expenses and other current liabilities	74,539	69,900

Total current liabilities	110,170	104,377
Deferred income taxes	50,717	32,394
Debt and capital lease obligations, less current portion	528	584
Other liabilities	7,606	4,635

Total liabilities	169,021	141,990

Commitments and Contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,452,375 and 8,785,343 issued and outstanding as of December 27, 2014 and December 28, 2013, respectively	95	88
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,617,355 and 3,962,355 issued and outstanding as of December 27, 2014 and December 28, 2013, respectively	36	40
Additional paid-in capital	224,909	173,025
Accumulated other comprehensive loss, net of tax	(1,133)	(417)
Retained earnings	212,233	129,349

Total stockholders’ equity	436,140	302,085

Total liabilities and stockholders’ equity	$605,161	$444,075

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Revenue	$966,478	$793,705	$628,580
Less excise taxes	63,471	54,652	48,358

Net revenue	903,007	739,053	580,222
Cost of goods sold	437,996	354,131	265,012

Gross profit	465,011	384,922	315,210
Operating expenses:
Advertising, promotional and selling expenses	250,696	207,930	169,306
General and administrative expenses	65,971	62,332	50,171
Impairment of long-lived assets	1,777	1,567	149

Total operating expenses	318,444	271,829	219,626

Operating income	146,567	113,093	95,584
Other income (expense), net:
Interest income	21	31	31
Other expense, net	(994)	(583)	(98)

Total other expense, net	(973)	(552)	(67)

Income before income tax provision	145,594	112,541	95,517
Provision for income taxes	54,851	42,149	36,050

Net income	$90,743	$70,392	$59,467

Net income per common share — basic	$6.96	$5.47	$4.60

Net income per common share — diluted	$6.69	$5.18	$4.39

Weighted-average number of common shares — Class A basic	9,202	8,741	8,689

Weighted-average number of common shares — Class B basic	3,766	4,025	4,107

Weighted-average number of common shares — diluted	13,484	13,504	13,435

Other comprehensive income, net of tax:
Defined benefit plans liability adjustment	(716)	466	(45)
Comprehensive income	$90,027	$70,858	$59,422

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 27, 2014, December 28, 2013 and December 29, 2012

(in thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	8,715	$87	4,107	$41	$138,336	$(838)	$47,119	$184,745
Net income							59,467	59,467
Stock options exercised and restricted shares activities, including tax benefit of $7,894	154	2			12,441			12,443
Stock-based compensation expense					6,528			6,528
Repurchase of Class A Common Stock	(165)	(2)					(18,045)	(18,047)
Defined benefit plans liability adjustment, net of tax of $75						(45)		(45)

Balance at December 29, 2012	8,704	87	4,107	41	157,305	(883)	88,541	245,091
Net income							70,392	70,392
Stock options exercised and restricted shares activities, including tax benefit of $5,282	132	1			8,402			8,403
Stock-based compensation expense					7,318			7,318
Repurchase of Class A Common Stock	(196)	(1)					(29,584)	(29,585)
Conversion from Class B to Class A	145	1	(145)	(1)				—
Defined benefit plans liability adjustment, net of tax of $296						466		466

Balance at December 28, 2013	8,785	88	3,962	40	173,025	(417)	129,349	302,085
Net income							90,743	90,743
Stock options exercised and restricted shares activities, including tax benefit of $17,353	351	3			45,027			45,030
Stock-based compensation expense					6,857			6,857
Repurchase of Class A Common Stock	(29)						(7,859)	(7,859)
Conversion from Class B to Class A	345	4	(345)	(4)				—
Defined benefit plans liability adjustment, net of tax of $455						(716)		(716)

Balance at December 27, 2014	9,452	$95	3,617	$36	$224,909	$(1,133)	$212,233	$436,140

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows provided by operating activities:
Net income	$90,743	$70,392	$59,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,138	25,903	20,208
Impairment of long-lived assets	1,777	1,567	149
Loss on disposal of property, plant and equipment	434	462	54
Bad debt (recovery) expense	(16)	19	59
Stock-based compensation expense	6,857	7,318	6,528
Excess tax benefit from stock-based compensation arrangements	(17,353)	(5,282)	(7,894)
Deferred income taxes	15,350	11,630	2,066
Changes in operating assets and liabilities:
Accounts receivable	5,157	(10,542)	(8,305)
Inventories	5,090	(12,036)	(10,289)
Prepaid expenses, income tax receivable and other assets	(9,447)	(7,616)	6,123
Accounts payable	884	3,173	8,002
Accrued expenses and other current liabilities	4,578	14,633	19,491
Other liabilities	2,019	361	(329)

Net cash provided by operating activities	141,211	99,982	95,330

Cash flows used in investing activities:
Purchases of property, plant and equipment	(151,784)	(100,655)	(66,010)
Cash paid for acquisition of brewery assets and other intangible assets	(100)	(2,753)	(1,726)
Change in restricted cash	53	62	(628)
Proceeds from disposal of property, plant and equipment	—	18	41

Net cash used in investing activities	(151,831)	(103,328)	(67,323)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	(7,859)	(29,585)	(18,046)
Proceeds from exercise of stock options	27,272	2,541	5,727
Proceeds from note payable	—	—	628
Cash paid on note payable and capital lease	(53)	(787)	—
Excess tax benefit from stock-based compensation arrangements	17,353	5,282	7,894
Net proceeds from sale of investment shares	785	956	803

Net cash provided by (used in) financing activities	37,498	(21,593)	(2,994)

Change in cash and cash equivalents	26,878	(24,939)	25,013
Cash and cash equivalents at beginning of year	49,524	74,463	49,450

Cash and cash equivalents at end of period	$76,402	$49,524	$74,463

Supplemental disclosure of cash flow information:
Income taxes paid	$42,324	$29,442	$18,782

Acquisition of property and equipment under capital lease	$—	$252	$—

Increase in accounts payable for purchase of property, plant and equipment	$268	$—	$—

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	$—	$110	$338
Tradename	$—	$1,608	$401
Goodwill	$—	$1,145	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2014

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beers and Sam Adams Light® are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and the Company’s licenses. In 2014, sales from A&S brands are less than 2% of net revenues.

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2014, 2013 and 2012 consist of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of two operating segments that each produce and sell alcohol beverages. The first is the Boston Beer Company operating segment comprised of the Company’s Samuel Adams®, Twisted Tea® and Angry Orchard® brands. The second is the A&S Brewing Collaborative operating segment which is comprised of The Traveler Beer Company, Angel City Brewing Company, Concrete Beach Brewing Company, and Coney Island Brewing Company. Both segments have similar economic characteristics. They also sell predominantly low alcohol beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment. Since the operating segments are similar in the areas outlined above, they are aggregated for financial statements purposes.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 27, 2014 and December 28, 2013 included cash on-hand and money market instruments that are highly liquid investments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 27, 2014 and December 28, 2013 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 27, 2014, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2014, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 27, 2014 and December 28, 2013 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2014, 2013 and 2012.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 27, 2014 and December 28, 2013. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

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

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. In 2010, the Company began estimating the physical count of kegs and pallets held by certain of its larger Distributors and the forfeited deposits attributable to lost kegs and pallets. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 27, 2014, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.0 million, $1.8 million and $1.8 million, respectively. For the year ended December 28, 2013, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $0.2 million, $0.4 million and $0.4 million, respectively. As of December 27, 2014 and December 28, 2013, the Company’s balance sheet includes $18.2 million and $17.9 million, respectively, in refundable deposits on kegs and pallets and $25.9 million and $18.7 million, respectively, in kegs, net of accumulated depreciation.

Goodwill

Goodwill is comprised of three items. It includes the excess of the purchase price over the fair value of the net assets acquired of (i) the Company-owned brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) upon the completion of the acquisition in November 2000, (ii) substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company acquired by the Company in the first quarter of 2012, (iii) substantially all of the assets of the Coney Island business and certain other assets from Shmaltz Brewing Company acquired by the Company in the third quarter of 2013. The Company does not amortize goodwill, but evaluates the recoverability of goodwill by comparing the carrying value and the fair value of its operating segments at the end of the third quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company has concluded that its goodwill was not impaired as of December 27, 2014 and December 28, 2013. As of December 27, 2014 and December 28, 2013, the goodwill of the Boston Beer Company operating segment amounted to $1.4 million. As of December 27, 2014 and December 28, 2013 the goodwill of the A&S Brewing Collaborative operating segment amounted to $2.3 million.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 27, 2014 and December 28, 2013.

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

Revenue Recognition

Net revenue includes product sales, less the distributor promotional discount allowance, certain Distributor incentives, as discussed below in Customer Programs and Incentives, the stale beer accrual and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 27, 2014 and December 28, 2013, the Company has deferred $6.0 million and $8.4 million, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income. The Company incurred shipping costs of $62.6 million, $50.3 million and $36.3 million in fiscal years 2014, 2013 and 2012, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales and sales support workforce, promotional activity expenses, freight charges related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $100.5 million, $81.0 million and $78.3 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of income for fiscal years 2014, 2013 and 2012, respectively.

The Company conducts certain advertising and promotional activities in its Distributors’ markets and the Distributors make contributions to the Company for such efforts. Reimbursements from Distributors for advertising and promotional activities are recorded as reductions to advertising, promotional and selling expenses.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition — Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $52.4 million, $40.4 million and $28.1 million in fiscal year 2014, 2013 and 2012, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2014, 2013 and 2012 were $28.5 million, $23.1 million, and $19.5 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. Agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2014, 2013 and 2012 were $23.9 million, $17.3 million, and $8.6 million, respectively. In 2014, 2013 and 2012, the Company recorded certain of these costs in the total amount of $18.7 million, $13.4 million and $6.3 million respectively as reductions to net revenue. Costs recognized as reduction to net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an update to Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”) that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update to ASC 606 should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment in the retained earnings. This update to ASC 606 becomes effective and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

	December 27, 2014	December 28, 2013
	(in thousands)
Raw Materials	$39,535	$35,116
Work in process	7,391	8,449
Finished Goods	10,793	17,091

	57,719	60,656
Less portion in other long term assets	(6,412)	(4,259)

	$51,307	$56,397

D. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 27, 2014	December 28, 2013
	(in thousands)
Prepaid malt and barley	$4,368	$4,392
Excise and other tax recievables	4,572	—
Supplier rebates	1,641	—
Prepaid insurance	1,009	860
Grant receivable — environmental remediations (see Note J)	507	980
Other	790	3,374

	$12,887	$9,606

E. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 27, 2014	December 28, 2013
	(in thousands)
Machinery and plant equipment	$358,781	$259,664
Kegs	72,124	60,350
Land	23,992	23,260
Building and building improvements	77,130	44,234
Office equipment and furniture	14,063	14,581
Leasehold improvements	7,889	7,600

	553,979	409,689
Less accumulated depreciation	172,410	143,131

	$381,569	$266,558

The Company recorded depreciation and amortization expense related to these assets of $34.8 million, $25.7 million and $20.2 million in fiscal years 2014, 2013 and 2012, respectively.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when events indicate that an asset or asset group may have suffered impairment. During 2014, 2013, and 2012, the Company recorded impairment charges of $1.8 million, $1.6 million, and $0.1 million, respectively, based upon its review of the carrying values of its property, plant and equipment.

F. Goodwill

Goodwill represents the excess of the purchase price of the Company-owned breweries over the fair value of the net assets acquired upon the completion of the acquisitions. In the first quarter of 2012, the Company acquired substantially all of the assets of Southern California Brewing Company, Inc., d/b/a Angel City Brewing Company. During the third quarter of 2013, the Company acquired substantially all of the assets of the Coney

Island business and certain other assets from Shmaltz Brewing Company. A portion of the purchase price was allocated to goodwill. See Note L for details on this acquisition.

The following table summarizes the Company’s changes to the carrying amount of goodwill for the fifty-two weeks ended December 27, 2014 (in thousands):

	Balance at December 28, 2013	Additions	Balance at December 27, 2014
Goodwill, net	$3,683	$—	$3,683

G. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 27, 2014	December 28, 2013
	(in thousands)
Accrued deposits	$19,665	$19,453
Employee wages, benefits and reimbursements	14,528	14,773
Advertising, promotional and selling expenses	8,353	9,336
Deferred revenue	6,034	8,828
Accrued excise taxes	4,980	2,667
Accrued sales and use tax	4,187	3,212
Accrued freight	4,265	2,912
Accrued ingredients	4,047	828
Accrued stale beer	2,422	1,754
Environmental remediation costs (see Note J)	—	682
Income taxes	—	225
Other accrued liabilities	6,058	5,230

	$74,539	$69,900

H. Debt and Capital Lease Obligations

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2019. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 27, 2014) or (ii) the applicable LIBOR rate (0.16% at December 27, 2014) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 9,492 as of December 27, 2014, compared to a minimum allowable ratio of 2.00 and the Company’s total funded debt to EBITDA ratio was 0.00 as of December 27, 2014, compared to a maximum allowable ratio of 2.50. The Company was in compliance with all covenants as of December 27, 2014 and December 28, 2013. There were no borrowings outstanding under the credit facility as of December 27, 2014 and December 28, 2013.

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

To fund the project, the Company entered into a term note arrangement with Bank of America N.A. in June 2012. The note is for approximately $628,000 and has a maturity date of December 31, 2021. The interest rate for the note is fixed at an annual rate of 4.25%. Payments of $77,000 are due annually beginning on December 31, 2012, which amount will be reimbursed to the Company by the Commonwealth. The note is secured by interest in a CD held by the bank totaling approximately $513,000 which is reduced each year based on principal payments on the note; this amount is accounted for as restricted cash and is included in other assets on the Company’s consolidated balance sheet. As of December 27, 2014, the balance of the note was $513,000.

Capital Lease

In October 2012, the Company entered into an agreement to lease equipment with a lease inception date of January 4, 2013. The Company recorded the lease as a capital lease, which resulted in $796,000 recorded as property, plant, and equipment. The amortization of the leased equipment is included with depreciation expense in Note E. At December 27, 2014, the balance of the capital lease obligation was $70,000, after payments of $726,000 as required by the agreement.

I. Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

	2014	2013	2012
	(in thousands)
Current:
Federal	$30,595	$24,090	$27,903
State	8,262	6,723	6,009

Total current	38,857	30,813	33,912
Deferred:
Federal	15,407	11,116	2,279
State	587	220	(141)

Total deferred	15,994	11,336	2,138

Total income tax provision	$54,851	$42,149	$36,050

The Company’s reconciliations to statutory rates are as follows:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	4.1	4.1
Deduction relating to U.S. production activities	(2.1)	(2.2)	(2.9)
Change in income tax contingencies	—	(0.9)	(0.7)
Other	0.8	1.5	2.2

	37.7%	37.5%	37.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 27, 2014	December 28, 2013
	(in thousands)
Deferred tax assets:
Accrued expenses	$5,087	$2,863
Stock-based compensation expense	9,342	8,840
Inventory	4,534	3,789
Other	2,886	2,351

Total deferred tax assets	21,849	17,843
Valuation allowance	(1,049)	(1,050)

Total deferred tax assets net of valuation allowance	20,800	16,793
Deferred tax liabilities:
Property, plant and equipment	(61,057)	(41,631)
Prepaid expenses	(1,080)	(1,264)
Goodwill	(695)	(580)

Total deferred tax liabilities	(62,832)	(43,475)

Net deferred tax liabilities	$(42,032)	$(26,682)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.0 million, $0.0 million and $0.1 million for fiscal years 2014, 2013 and 2012, respectively. Accrued interest and penalties amounted to $0.3 million and $0.3 million at December 27, 2014 and December 28, 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(in thousands)
Balance at beginning of year	$619	$1,263
Increases related to current year tax positions	40	50
Decreases related to prior year tax positions	—	(73)
Decreases related to settlements	(270)	(575)
Decreases related to lapse of statute of limitations	(21)	(46)

Balance at end of year	$368	$619

Included in the balance of unrecognized tax benefits at December 27, 2014 and December 28, 2013 are potential net benefits of $0.3 million and $0.5 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

In May 2013, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s 2010 and 2011 consolidated corporate income tax returns. The examination was settled during the first quarter of 2014 and resulted in a net decrease of $0.2 million in unrecognized tax benefits. Additionally, in April 2014, IRS commenced an examination of the Company’s 2012 consolidated corporate income tax returns. As of December 27, 2014 the examination has been settled and resulted in a net decrease of $0.1 million in unrecognized tax benefits.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of December 27, 2014. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2015 if there is a completion of certain income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

The Company’s short term income tax receivable of $21.3 million in the accompanying consolidated balance sheets is primarily due to the Tax Increase Prevention Act, H.R. 5771, being enacted after 2014 corporate estimated tax payments were due on December 15, 2014. The Tax Increase Prevention Act allows the Company to claim accelerated tax depreciation on qualified property, plant, and equipment additions, and the research & development tax credit on the 2014 federal corporate income tax return. As of this filing date, the Company has applied with the IRS for a $17.2 million quick refund of overpayment of estimate tax, which the Company expects to receive during the first quarter 2015.

J. Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $171.0 million at December 27, 2014. These commitments are made up of hops, barley and wheat totaling $53.6 million, apples and other ingredients of $30.0 million, advertising contracts of $28.2 million, equipment and machinery of $26.4 million, glass bottles of $22.1 million, operating leases of $7.3 million, and other commitments of $3.4 million. As of December 27, 2014, projected cash outflows under purchase commitments for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
	(in thousands)
Hops, barley and wheat	$53,623	$28,814	$21,045	$3,764	$—
Apples and other ingredients	30,023	30,023	—	—	—
Advertising	28,210	27,926	284	—	—
Equipment and machinery	26,378	26,378	—	—	—
Glass bottles	22,058	22,058	—	—	—
Operating leases	7,259	2,263	3,202	1,014	780
Other	3,424	2,577	764	83	—

Total contractual obligations	$170,975	$140,039	$25,295	$4,861	$780

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2016 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at December 27, 2014 totaled $34.2 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2014 and cover the Company’s barley, wheat, and malt requirements for the majority of 2015. These purchase commitments outstanding at December 27, 2014 totaled $19.5 million. On January 7, 2015 the Company entered into additional barley commitments of $1.5 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of December 27, 2014 totaled $22.1 million.

The Company has various operating lease agreements in place for facilities and equipment as of December 27, 2014. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021. Aggregate rent expense was $3.2 million, $2.7 million and $2.0 million in fiscal years 2014, 2013 and 2012, respectively.

For the fiscal year ended December 27, 2014, the Company brewed 95% of its core brands volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 27, 2014, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

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

During the second quarter of 2012, the Company entered into a second agreement with the City to complete a remediation in accordance with a remediation plan on environmentally contaminated land purchased by the Company which is also adjacent to Company-owned land at the Cincinnati Brewery (the “Second Property”). The City was awarded a Clean Ohio Revitalization Fund grant (“CORF II Grant”) and provided funds to the Company to offset a portion of the purchase price of the Second Property, clean-up the contaminated land and buildings and to then demolish the buildings located on the Second Property. The Company paid approximately $0.3 million to purchase the Second Property, which is included in property, plant and equipment, net, in the accompanying consolidated balance sheet. In connection with these arrangements, the Company recorded a current liability and an equal and offsetting other asset of approximately $0.7 million for the estimated total acquisition and cleanup costs for which it is responsible under the remediation plan and the related CORF II Grant, respectively. Under the terms of the agreement with the City, the Company would not be reimbursed by the City for any remediation cost above the currently estimated acquisition and cleanup costs of approximately $0.7 million.

As of December 27, 2014, the Company has a remaining amount of $507,000 related to the CORF Grant recorded in other current assets. The Company accrues for environmental remediation-related activities for which commitments or cleanup plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis. Any additional remediation costs above the currently estimated costs will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$68,846	$—	$—	$68,846

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$50,224	$—	$—	$50,224

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

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total
Note payable	$—	$513	$—	$513

	As of December 28, 2013
	Level 1	Level 2	Level 3	Total
Note payable	$—	$567	$—	$567

L. Brewery Acquisitions

On August 26, 2013, A&S acquired substantially all of the assets of the Coney Island business (“Coney Island”) and certain other assets from Shmaltz Brewing Company for a preliminary aggregate purchase price of $2.9 million. Costs related to the acquisition of Coney Island were not significant and were expensed as incurred.

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

The allocation of the purchase price is based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets. The allocation of the purchase price is as follows (in thousands):

Property, plant and equipment	$338
Trade name	401
Goodwill	1,161

Total assets acquired and cash paid	$1,900

The Company has assigned an indefinite life to the acquired trade name and the related value is included in other assets in the accompanying consolidated balance sheets. Goodwill resulting from this acquisition is expected to be amortizable for tax purposes. The operating results of Angel City since the acquisition date are included in the Company’s consolidated financial statements.

M. Common Stock and Share-Based Compensation

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2014, 2013 and 2012, the Company granted options to purchase 7,090, 40,925 and 42,600 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the 2014 option grants, all shares relate to performance-based option grants. Of the 2013 option grants, 10,925 shares relate to performance-based option grants, 15,000 shares relate to a long-term performance-based option, and 15,000 shares relate to special long-term service-based retention stock options. Of the 2012 option grants, 11,100 shares relate to performance-based option grants and 31,500 shares relate to special long-term service-based retention stock options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

On January 1, 2015, the Company granted options to purchase an aggregate of 18,723 shares of the Company’s Class A Common Stock with a weighted average fair value of $130.43 per share, of which 14,742 shares relate to performance-based option grants and 3,981 relate to special long-term service-based retention stock options.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2014, 2013 and 2012, the Company granted 16,432, 11,987, and 16,375 shares, respectively, of restricted stock awards to certain senior managers and key employees, most of which are service-based and generally vest ratably over service periods of five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2014, 2013 and 2012, employees elected to purchase an aggregate of 8,516, 12,894, and 13,360 investment shares, respectively.

On January 1, 2015, the Company granted 6,092 shares of restricted stock awards to certain senior managers and key employees of which 5,402 shares vest ratably over service periods of five years and 690 shares vest ratably over service periods of three years. On January 1, 2015, employees elected to purchase 8,313 shares under the investment share program.

The Company has reserved 6.0 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.8 million shares were available for grant as of December 27, 2014. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company; these shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2014, 2013 and 2012 the Company granted options to purchase an aggregate of 6,696, 9,864, and 17,367 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 550,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 108,573 shares were available for grant as of December 27, 2014. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2013	1,679,835	$50.14
Granted	13,786	228.70
Forfeited	—	—
Expired	—	—
Exercised	(313,177)	87.08

Outstanding at December 27, 2014	1,380,444	$55.37	4.11	$331,820

Exercisable at December 27, 2014	452,962	$50.75	3.69	$110,970

Vested and expected to vest at December 27, 2014	1,331,293	$55.28	4.10	$320,116

Of the total options outstanding at December 27, 2014, 204,565 shares were performance-based options.

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At December 27, 2014 and December 28, 2013, 603,092 shares and 753,864 shares of the stock option remained outstanding, respectively. If the outstanding shares at December 27, 2014 were exercised on that date, the exercise price would have been $225.74 per share. If the outstanding shares at December 28, 2013 were exercised on that date, the exercise price would have been $172.10 per share. Reflected in the table above is the minimum exercise price of $37.65. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.7, $1.0, and $0.8, million related to this option in the fiscal 2014, 2013, and 2012, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of income:

	2014	2013	2012
		(in thousands)
Amounts included in advertising, promotional and selling expenses	$3,342	$3,054	$2,452
Amounts included in general and administrative expenses	3,515	4,264	4,076

Total stock-based compensation expense	$6,857	$7,318	$6,528

Amounts related to performance-based stock options included in total stock-based compensation expense	$1,378	$1,401	$645

As permitted by ASC 718, the Company uses a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2014, 2013 and 2012 was $106.81, $60.99, and $45.03 per share, respectively, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2014	2013	2012
Expected volatility	34.3%	33.9%	34.1%
Risk-free interest rate	2.83%	1.85%	1.86%
Expected dividends	0%	0%	0%
Exercise factor	3.4 times	2.8 times	2.9 times
Discount for post-vesting restrictions	0.0%	0.0%	0.8%

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

Under ASC 718, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vest on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures. For equity awards that do not vest on January 1st, the estimated forfeiture rate used was 5.3%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during 2014, 2013 and 2012 was $3.8 million, $4.7 million and $2.0 million, respectively. The aggregate intrinsic value of stock options exercised during 2014, 2013 and 2012 was $45.8 million, $12.5 million and $20.9 million, respectively.

Based on equity awards outstanding as of December 27, 2014, there is $11.8 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 27, 2014 that are expected to vest (in thousands):

2015	$4,443
2016	2,932
2017	2,041
2018	1,450
2019	739
Thereafter	218

Total	$11,823

In addition, as of December 27, 2014, there were $0.5 million of unrecognized compensation costs associated with a certain stock award with vesting requirements based on the achievement of various performance targets. Through December 27, 2014, $0.1 million of compensation expense was recognized for this performance-based award based on the portion of the performance targets that the Company estimated to be probable.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2013	90,629	$67.34
Granted	25,648	192.69
Vested	(38,329)	53.82
Forfeited	(4,850)	103.52

Non-vested at December 27, 2014	73,098	$116.02

Stock Repurchase Program

On October 9, 2014, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $25.0 million, thereby increasing the limit from $325.0 million to $350.0 million.

As of December 27, 2014, the Company has repurchased a cumulative total of approximately 10.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $307.4 million as follows:

	Number of Shares	Aggregate Purchase Price
		(in thousands)
Repurchased at December 31, 2011	10,531,539	$251,896
2012 repurchases	165,192	18,047

Repurchased at December 29, 2012	10,696,731	269,943
2013 repurchases	195,728	29,585

Repurchased at December 28, 2013	10,892,459	299,528
2014 repurchases	29,474	7,859

Repurchased at December 27, 2014	10,921,933	$307,387

N. Employee Retirement Plans and Post-Retirement Benefit Plan

The Company has one retirement plan covering substantially all non-union employees; two retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union, and post-retirement medical benefits covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, Samuel Adams Brewery Company, Ltd., Samuel Adams Pennsylvania Brewery Company or A&S Brewing Collaborative LLC. All non-union employees of these entities are eligible to participate in the plan on the first day of the first month after commencing employment or, if later, reaching age 21. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution. A maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $2.8 million and $2.4 million in fiscal years 2014 and 2013, respectively. The basic annual administrative fee for the Boston Beer 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

Union Plans

The defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees (the “SABC 401(k) Plan”), is a Company-sponsored plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SABC 401(k) Plan, subject to IRS limitations. Effective July 1, 2007, the Company commenced making a non-elective contribution for eligible employees who are members of what is now the Service Employees’ International Union, Local 1, Firemen & Oilers Division (“Local #1”). Effective January 1, 2012, the Company commenced making a non-elective contribution for eligible employees who are members of The International Union of Operating Engineers, Local #20 (“Local #20”). Company contributions for fiscal 2014 and 2013 were insignificant. The basic annual administrative fee for the SABC 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the

Service Provider Payment Agreement up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the SABC 401(k) Plan. Such fees are not material to the Company.

The defined benefit plan, the Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”), is a Company-sponsored pension plan. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union #1199”) and who have completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made contributions of $162,000 in 2014 and no contributions in 2013. At December 27, 2014 and December 28, 2013, the unfunded projected pension benefits were not material to the Company’s financial statements.

The Company provides a supplement to eligible retirees from Local #20, Local #1 and Local Union #1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s comprehensive medical plan for at least 5 years before retirement and, in the case of retirees from Local #20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 4.0% at December 27, 2014 and 5.0% at December 28, 2013 respectively, and a 2.5% health care cost increase based on the Cincinnati Consumer Price Index for the years 2014, 2013 and 2012. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Local 1199 Pension Plan and the Retiree Medical Plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
Fair value of plan assets at end of fiscal year	$2,402	$2,227	$—	$—
Benefit obligation at end of fiscal year	4,092	2,889	720	505

Unfunded Status	$(1,690)	$(662)	$(720)	$(505)

The Local 1199 Plan invests in a family of funds that are designed to minimize excessive short-term risk and focus on consistent, competitive long-term performance, consistent with the funds’ investment objectives. The fund-specific objectives vary and include maximizing long-term returns both before and after taxes, maximizing total return from capital appreciation plus income and funds that invest in common stock of companies that cover a broad range of industries. The plan’s investments are considered category1 assets in the fair value hierarchy and the fair values were determined by reference to period end quoted market prices.

The basis of the long-term rate of return assumption of 6.5% reflects the Local 1199 Plan’s current targeted asset mix of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 3% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the targeted ratios of debt securities and equity securities. Additional consideration is given to the plan’s historical returns as well as future long-range projections of investment returns for each asset category. The assumed discount rate in estimating the pension obligation was 4.0% and 5.0% at December 27, 2014 and December 28, 2013, respectively. The increase in benefit obligation at end of fiscal year is primarily due to a change in the mortality table used. At December 27, 2014 the Company used the Society of Actuaries mortality table in estimating the benefit obligation while at December 28, 2013 the Company used the IRS funding mortality basis in estimating the benefit obligation.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 27, 2014	December 28, 2013
Equity securities	66%	65%
Debt securities	34	35

Total	100%	100%

O. Net Income per Share

Net Income per Common Share — Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands, except per share data)
Net Income	$90,743	$70,392	$59,467

Allocation of net income for basic:
Class A Common Stock	$64,027	$47,847	$40,009
Class B Common Stock	26,207	22,035	18,913
Unvested participating shares	509	510	545

	$90,743	$70,392	$59,467
Weighted average number of shares for basic:
Class A Common Stock	9,202	8,741	8,689
Class B Common Stock*	3,766	4,025	4,107
Unvested participating shares	73	93	118

	13,041	12,859	12,914
Net income per share for basic:
Class A Common Stock	$6.96	$5.47	$4.60

Class B Common Stock	$6.96	$5.47	$4.60

*	Change in Class B Common Stock resulted from the conversion of 135,000 shares to Class A Common Stock on February 18, 2014, 100,000 shares to Class A Common Stock on May 7, 2014 and 110,000 shares to Class A Common Stock on November 4, 2014, with the 52-week number of shares reflecting the weighted average for the period.

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Fifty-two weeks ended December 27, 2014
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$64,027	9,202	$6.96
Add: effect of dilutive potential common shares Share-based awards	—	516
Class B Common Stock	26,207	3,766
Net effect of unvested participating shares	19	—

Net income per common share — diluted	$90,253	13,484	$6.69

	Fifty-two weeks ended December 28, 2013
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$47,847	8,741	$5.47
Add: effect of dilutive potential common shares Share-based awards	—	738
Class B Common Stock	22,035	4,025
Net effect of unvested participating shares	28	—

Net income per common share — diluted	$69,910	13,504	$5.18

	Fifty-two weeks ended December 29, 2012
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$40,009	8,689	$4.60
Add: effect of dilutive potential common shares Share-based awards	—	639
Class B Common Stock	18,913	4,107
Net effect of unvested participating shares	26	—

Net income per common share — diluted	$58,948	13,435	$4.39

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $6.96, $5.47 and $4.60 for the fiscal years 2014, 2013 and 2012, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase 11,000, 15,000 and 271,000 shares of Class A Common Stock were outstanding during fiscal 2014, 2013 and 2012, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 30,000, 40,000 and 60,000 shares of Class A Common Stock were outstanding during fiscal 2014, 2013 and 2012, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 27, 2014, December 28, 2013 and December 29, 2012, respectively. Furthermore, performance-based stock options to purchase 4,550 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the twelve months ended December 29, 2012, respectively.

P. Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs. The following table details the changes in accumulated other comprehensive income (loss) for 2014, 2013, and 2012 (in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(838)
Defered pension and other post-retirement benefit costs, net of taxes of $108	(99)
Amortization of Deferred benefit costs, net of tax ($33)	54

Balance at December 29, 2012	$(883)
Defered pension and other post-retirement benefit costs, net of taxes of ($261)	407
Amortization of Deferred benefit costs, net of tax ($35)	59

Balance at December 28, 2013	$(417)
Defered pension and other post-retirement benefit costs, net of taxes of $466	(734)
Amortization of Deferred benefit costs, net of tax ($11)	18

Balance at December 27, 2014	$(1,133)

Q. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2014	$160	$(16)	$—	$144
2013	125	35	—	160
2012	66	59	—	125

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2014	$2,602	$28,448	$(28,044)	$3,006
2013	2,315	23,132	(22,845)	2,602
2012	2,106	19,494	(19,285)	2,315

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2014	$1,616	$6,130	$(6,418)	$1,328
2013	1,072	4,884	(4,340)	1,616
2012	1,773	2,405	(3,106)	1,072

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2014	$1,754	$5,648	$(4,980)	$2,422
2013	1,859	3,432	(3,537)	1,754
2012	2,019	3,174	(3,334)	1,859

R. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 27, 2014, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements except for the purchase and sale agreement that the Company entered into for the sale of vacant land in Freetown, Massachusetts for $4 million, with a closing date to occur later in 2015, subject to buyer due diligence and certain other conditions and stock options and awards granted in January 2015 as disclosed in Note M.

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

	For Quarters Ended
	December 27, 2014 (13 weeks)	September 27, 2014 (13 weeks)	June 28, 2014 (13 weeks)	March 29, 2014 (13 weeks)	December 28, 2013 (13 weeks)	September 28, 2013 (13 weeks)	June 29, 2013 (13 weeks)	March 30, 2013 (13 weeks)
	(In thousands, except per share data)
Barrels sold	983	1,229	1,054	838	943	995	842	636
Net revenue	$217,817	$269,734	$231,611	$183,845	$205,375	$216,414	$181,332	$135,932

Gross profit	108,400	142,996	123,096	90,519	104,628	115,379	97,132	67,783

Operating income	32,036	60,647	40,493	13,391	29,120	42,239	32,048	9,686

Net income	$19,074	$37,926	$25,428	$8,315	$18,079	$25,686	$19,715	$6,912

Net income per share — basic	$1.46	$2.91	$1.95	$0.64	$1.40	$2.00	$1.53	$0.54

Net income per share — diluted	$1.40	$2.79	$1.88	$0.62	$1.33	$1.89	$1.45	$0.51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 27, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited The Boston Beer Company, Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Boston Beer Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Boston Beer Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014 of The Boston Beer Company, Inc. and subsidiaries and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Boston, Massachusetts

February 24, 2015

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting to be held on May 27, 2015.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting to be held on May 27, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting to be held on May 27, 2015.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,380,444	$55.37	874,502
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,380,444	$55.37	874,502

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting to be held on May 27, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting to be held on May  27, 2015.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.2	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.3	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.4	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.5	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

10.6	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

+10.7	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

+10.8	Amended and Restated Brewing Services Agreement between City Brewing Company LLC and Boston Beer Corporation effective as of August 1, 2006, as amended by Amendment dated April 10, 2007 and effective August 31, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.9	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.10	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).

10.11	Option Agreement for Martin F. Roper, entered into effective as of June 28, 2005 between Boston Beer Corporation and Martin F. Roper (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005).

10.12	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

10.13	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009); amended and restated on December 12, 2012, effective as of January 1, 2012.

10.14	Amendment dated January 24, 2014 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2014).

*10.15	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, October 8, 2013 and October 8, 2014.

*11.1	The information required by exhibit 11 has been included in Note O of the notes to the consolidated financial statements.

*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 27, 2014.

*23.1	Consent of independent registered public accounting firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report.
+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2015.

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