Form 10-Q
period 2015-03-28
BOSTON BEER CO INC
filed 2015-04-29
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2015:

Class A Common Stock, $.01 par value	9,724,544
Class B Common Stock, $.01 par value	3,617,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March  28, 2015

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 28, 2015	December 27, 2014

Assets
Current Assets:
Cash and cash equivalents	$122,156	$76,402
Accounts receivable, net of allowance for doubtful accounts of $102 and $144 as of March 28, 2015 and December 27, 2014, respectively	44,346	36,860
Inventories	55,796	51,307
Prepaid expenses and other current assets	10,428	12,887
Income tax receivable	8,996	21,321
Deferred income taxes	8,685	8,685

Total current assets	250,407	207,462

Property, plant and equipment, net	391,366	381,569
Other assets	10,168	12,447
Goodwill	3,683	3,683

Total assets	$655,624	$605,161

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$39,361	$35,576
Current portion of debt and capital lease obligations	58	55
Accrued expenses and other current liabilities	62,638	74,539

Total current liabilities	102,057	110,170

Deferred income taxes	50,712	50,717
Debt and capital lease obligations, less current portion	471	528
Other liabilities	7,265	7,606

Total liabilities	160,505	169,021

Commitments and Contingencies (See Note E)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,677,950 and 9,452,375 issued and outstanding as of March 28, 2015 and December 27, 2014, respectively	97	95
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,617,355 issued and outstanding as of March 28, 2015 and December 27, 2014	36	36
Additional paid-in capital	279,627	224,909
Accumulated other comprehensive loss, net of tax	(1,127)	(1,133)
Retained earnings	216,486	212,233

Total stockholders’ equity	495,119	436,140

Total liabilities and stockholders’ equity	$655,624	$605,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 28, 2015	March 29, 2014

Revenue	$212,834	$197,370
Less excise taxes	13,331	13,525

Net revenue	199,503	183,845
Cost of goods sold	99,888	93,326

Gross profit	99,615	90,519
Operating expenses:
Advertising, promotional and selling expenses	60,247	61,257
General and administrative expenses	17,230	15,871

Total operating expenses	77,477	77,128

Operating income	22,138	13,391
Other expense, net:
Interest expense	(3)	(4)
Other expense, net	(325)	(136)

Total other expense, net	(328)	(140)

Income before income tax provision	21,810	13,251
Provision for income taxes	8,067	4,936

Net income	$13,743	$8,315

Net income per common share - basic	$1.04	$0.64

Net income per common share - diluted	$1.00	$0.62

Weighted-average number of common shares - Class A basic	9,598	8,999

Weighted-average number of common shares - Class B basic	3,617	3,905

Weighted-average number of common shares - diluted	13,633	13,435

Other comprehensive income, net of tax:
Foreign currency translation adjustment	6	—
Comprehensive income	$13,749	$8,315

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 28, 2015	March 29, 2014

Cash flows provided by (used in) operating activities:
Net income	$13,743	$8,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,312	7,195
Loss on disposal of property, plant and equipment	335	—
Bad debt (recovery) expense	(42)	175
Stock-based compensation expense	1,621	1,936
Excess tax benefit from stock-based compensation arrangements	(12,538)	(8,060)
Deferred income taxes	(5)	(97)
Changes in operating assets and liabilities:
Accounts receivable	(7,444)	(4,141)
Inventories	(4,489)	(4,610)
Prepaid expenses, income tax receivable and other assets	29,535	(5,869)
Accounts payable	2,138	(1,011)
Accrued expenses and other current liabilities	(12,108)	(2,740)
Other liabilities	167	97

Net cash provided by (used in) operating activities	21,225	(8,810)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(18,688)	(44,170)
Cash paid for other intangible assets	(100)	—
Decrease in restricted cash	57	55

Net cash used in investing activities	(18,731)	(44,115)

Cash flows provided by financing activities:
Repurchase of Class A Common Stock	(9,490)	—
Proceeds from exercise of stock options	39,745	22,996
Cash paid on note payable	(54)	(53)
Excess tax benefit from stock-based compensation arrangements	12,538	8,060
Net proceeds from sale of investment shares	521	374

Net cash provided by financing activities	43,260	31,377

Change in cash and cash equivalents	45,754	(21,548)

Cash and cash equivalents at beginning of year	76,402	49,524

Cash and cash equivalents at end of period	$122,156	$27,976

Supplemental disclosure of cash flow information:
Income taxes paid	$417	$1,951

Increase in accounts payable for purchase of property, plant and equipment	$1,647	$5,492

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company,” and “Lazy River Cider Company.” The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and other licenses.

The accompanying unaudited consolidated balance sheet as of March 28, 2015, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended March 28, 2015 and March 29, 2014 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 28, 2015 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 28, 2015 and March 29, 2014, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	March 28, 2015	December 27, 2014
	(in thousands)
Raw materials	$38,003	$39,535
Work in process	8,992	7,391
Finished goods	13,100	10,793

	60,095	57,719
Less portion in other long term assets	(4,299)	(6,412)

	$55,796	$51,307

C.	Net Income per Share

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

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share purchase program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note I for a discussion of the current year unvested stock awards and issuances.

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 28, 2015	March 29, 2014
	(in thousands, except per share data)
Net Income	$13,743	$8,315

Allocation of net income for basic:
Class A Common Stock	$9,934	$5,766
Class B Common Stock	3,744	2,502
Unvested participating shares	65	47

	$13,743	$8,315

Weighted average number of shares for basic:
Class A Common Stock	9,598	8,999
Class B Common Stock	3,617	3,905
Unvested participating shares	63	73

	13,278	12,977

Net income per share for basic:
Class A Common Stock	$1.04	$0.64

Class B Common Stock	$1.04	$0.64

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended March 28, 2015			Thirteen weeks ended March 29, 2014
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$9,934	9,598	$1.04	$5,766	8,999	$0.64

Add: effect of dilutive potential common shares
Share-based awards	—	418		—	531
Class B Common
Stock	3,744	3,617		2,502	3,905

Net effect of unvested participating shares	2	—		2	—

Net income per common share - diluted	$13,680	13,633	$1.00	$8,270	13,435	$0.62

During the thirteen weeks ended March 28, 2015, weighted-average stock options to purchase approximately 4,000 shares of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. There were no anti-dilutive shares of Class A Common Stock outstanding during the thirteen weeks ended March 29, 2014. Additionally, performance-based stock options to purchase 45,000 and 47,000 shares of Class A Common Stock were outstanding as of March 28, 2015 and March 29, 2014, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 45,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of March 28, 2015, 30,000 shares were granted in 2009 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2014 to 2018. The remaining 15,000 shares were granted in 2015 to executive officers and the vesting of these shares requires annual depletions to attain various thresholds during 2015.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At March 28, 2015 and March 29, 2014, 452,319 shares and 603,092 shares of the stock option remained outstanding, respectively. If the outstanding shares at March 28, 2015 were exercised on that date, the exercise price would have been $198.14 per share. If the outstanding shares at March 29, 2014 were exercised on that date, the exercise price would have been $172.40 per share.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended March 28, 2015 and March 29, 2014 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $154.6 million at March 28, 2015. These commitments are made up of hops, barley and wheat totaling $62.1 million, apples and other ingredients of $26.9 million, advertising contracts of $24.4 million, equipment and machinery of $19.8 million, glass bottles of $17.0 million and other commitments of $4.4 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices, mostly denominated in Euros, to which the Company is committed. Hops purchase commitments outstanding at March 28, 2015 totaled $33.2 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop years 2014 and 2015 and cover the Company’s barley, wheat, and malt requirements for 2015 and part of 2016. These purchase commitments outstanding at March 28, 2015 totaled $28.9 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of March 28, 2015 totaled $17.0 million.

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

As of March 28, 2015 and December 27, 2014, the Company had approximately $0.4 million and $0.4 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 28, 2015 and December 27, 2014, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

During the first quarter of 2015, the Company received a $17.2 million refund from the Internal Revenue Service of an overpayment of its 2014 estimated tax. The refund resulted from the Tax Increase Prevention Act, H.R. 5771, that was enacted after payment of 2014 corporate estimated tax payments that were due on December 15, 2014. The Tax Increase Prevention Act allows the Company to claim accelerated tax depreciation on qualified property, plant, and equipment additions, and the research & development tax credit on its 2014 federal corporate income tax return.

The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of March 28, 2015. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of March 28, 2015, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of March 28, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$71,647	$—	$—	$71,647

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$68,846	$—	$—	$68,846

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

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of March 28, 2015
	Level 1	Level 2	Level 3	Total

Note payable	$—	$458	$—	$458

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total

Note payable	$—	$513	$—	$513

I.	Stock-Based Compensation

On January 1, 2015, the Company granted options to purchase an aggregate of 18,723 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $130.43 per share.

On January 1, 2015, the Company granted 6,092 shares of restricted stock awards to certain senior managers and key employees of which 5,402 shares vest ratably over service periods of five years and 690 shares vest ratably over service periods of three years. On January 1, 2015 employees elected to purchase 8,313 shares under the investment share program. The weighted average fair value of the restricted stock awards and investment shares, which are sold to employees at discount under its investment share program, was $289.54 and $125.84 per share, respectively.

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended March 28, 2015 and March 29, 2014 was $1.6 million and $1.9 million, respectively, and was calculated based on awards expected to vest.

J.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, March 28, 2015, and concluded that there were no events of which management was aware that would require any adjustment to the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen week period ended March 28, 2015, as compared to the thirteen week period ended March 29, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

RESULTS OF OPERATIONS

Boston Beer’s flagship product is Samuel Adams Boston Lager®. For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Twisted Tea®, Angry Orchard®, Lazy River® and various Alchemy & Science trade names including Traveler®. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2015 or 2014.

Thirteen Weeks Ended March 28, 2015 compared to Thirteen Weeks Ended March 29, 2014

Net revenue. Net revenue increased by $15.7 million, or 8.5%, to $199.5 million for the thirteen weeks ended March 28, 2015, as compared to $183.8 million for the thirteen weeks ended March 29, 2014, due primarily to increased shipments.

Volume. Total shipment volume increased by 6.1% to 889,000 barrels for the thirteen weeks ended March 28, 2015, as compared to 838,000 barrels for the thirteen weeks ended March 29, 2014, due to gains in core products shipment volume. Shipment volume for the core brands increased by 6.0% to 885,000 barrels, due primarily to increases in shipments of Angry Orchard, Twisted Tea and Traveler brand products offset by slight declines in our Samuel Adams brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirteen weeks ended March 28, 2015 increased by approximately 8% compared to the comparable thirteen week period in 2014, primarily due to increases in depletions of Angry Orchard, Twisted Tea and Traveler brand products offset by slight declines in its Samuel Adams brand products. The Company believes distributor inventory at March 28, 2015 was at an appropriate level. Inventory at distributors participating in the Freshest Beer Program at March 28, 2015 decreased slightly in terms of days of inventory on hand when compared to March 29, 2014. The Company has over 68% of its volume on the Freshest Beer Program and it believes participation in the Program could reach between 72% and 78% of its volume by the end of 2015.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2.3% to $225.14 per barrel for the thirteen weeks ended March 28, 2015, as compared to $219.99 per barrel for the comparable period in 2014, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $112.52 per barrel for the thirteen weeks ended March 28, 2015, as compared to $108.31 per barrel for the thirteen weeks ended March 29, 2014. Gross margin for core products was 50% for the thirteen weeks ended March 28, 2015, as compared to 49% for the thirteen weeks ended March 29, 2014. The increase in gross profit per barrel of $4.20 is primarily due to an increase in net revenue per barrel partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $112.62 per barrel for the thirteen weeks ended March 28, 2015, as compared to $111.67 per barrel for the thirteen weeks ended March 29, 2014. The 2015 increase in cost of goods sold of $0.95 per barrel of core products is primarily due to a change in product mix.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $1.0 million, or 1.7%, to $60.3 million for the thirteen weeks ended March 28, 2015, as compared to $61.3 million for the thirteen weeks ended March 29, 2014. The decrease resulted primarily from decreases in point of sale and local marketing due to the timing of 2014 new product launches that were only partially offset by increased investments in media advertising and higher costs of freight to distributors attributable to higher volumes.

Advertising, promotional and selling expenses for core brands were 30% of net revenue, or $68.07 per barrel, for the thirteen weeks ended March 28, 2015, as compared to 33% of net revenue, or $73.36 per barrel, for the thirteen weeks ended March 29, 2014. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $1.3 million, or 8.6%, to $17.2 million for the thirteen weeks ended March 28, 2015, as compared to $15.9 million for the thirteen weeks ended March 29, 2014. The increase was primarily due to increases in salary costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended March 28, 2015 of approximately 37% was equal to the rate for the thirteen weeks ended March 29, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $122.2 million as of March 28, 2015 from $76.4 million as of December 27, 2014, reflecting cash provided by operating activities and cash provided by financing activities that was partially offset by purchases of property, plant and equipment.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirteen weeks ended March 28, 2015 was $21.2 million and primarily consisted of net income of $13.7 and a net decrease in operating assets and liabilities of $7.8 million which includes a $17.2 million tax refund in the first quarter of 2015, partially offset by non-cash items of $0.3 million. Cash used in operating activities for the thirteen weeks ended March 29, 2014 was $8.8 million and primarily consisted of net income of $8.3 million, and non-cash items of $1.2 million, offset by a net increase in operating assets and liabilities of $18.3 million.

The Company used $18.7 million in investing activities during the thirteen weeks ended March 28, 2015, as compared to $44.1 million during the thirteen weeks ended March, 29, 2014. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries and the purchase of additional kegs.

Cash provided by financing activities was $43.3 million during the thirteen weeks ended March 28, 2015, as compared to $31.4 million during the thirteen weeks ended March 29, 2014. The $11.9 million difference in financing cash flow in 2015 from 2014 is primarily due to an increase in proceeds from stock option exercises partially offset by an increase in stock repurchases under the Company’s Stock Repurchase Program.

During the thirteen weeks ended March 28, 2015 and the period from March 29, 2015 through April 24, 2015, the Company repurchased 53,032 shares of its Class A Common Stock. As of April 24, 2015, the Company had repurchased a cumulative total of approximately 11.0 million shares of its Class A Common Stock for an aggregate purchase price of $321.7 million and had approximately $28.3 million remaining on the $350 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 28, 2015 of $122.2 million, along with future operating cash flow and the Company’s unused line of credit of $150 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2015 Outlook

Year-to-date depletions through the 16 weeks ended April 18, 2015 are estimated by the Company to be up approximately 8% from the comparable period in 2014.

The Company has left unchanged its projected 2015 earnings per diluted share of between $7.10 to $7.50, but actual results could vary significantly from this target. The Company currently anticipates depletions and shipments growth for the fifty-two week period ending December 26, 2015 of between 8% and 12%. The Company is targeting national price increases of between 1% and 2%, with full-year 2015 gross margins of between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $25 million and $35 million for the full year 2015. These increases exclude increases in freight costs for the shipment of products to the Company’s distributors. The Company estimates increased investments of between $10 million to $15 million for Traveler and other existing brands developed by Alchemy & Science, which are included in the full-year estimated increases in advertising, promotional and selling expenses. Brand investments in the Alchemy & Science brands could vary significantly from current estimates. The Company intends to increase its investment in its brands in 2015 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2015 effective tax rate of approximately 38% based upon current tax laws and underlying regulations.

The Company is continuing to evaluate 2015 capital expenditures. Its current estimates are between $80 million and $110 million, consisting mostly of continued investments in the Company’s breweries, as well as additional keg purchases in support of growth. These estimates include capital investments for existing Alchemy & Science projects of between $3 million and $5 million. The actual total amount spent on 2015 capital expenditures could be higher dependent on capital required to meet future growth. Based on information currently available, the Company believes that its capacity requirements for 2015 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 28, 2015, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended March 28, 2015.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended March 28, 2015.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Other Risks and Uncertainties” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 27, 2014, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.	CONTROLS AND PROCEDURES

As of March 28, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended March 28, 2015 there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 24, 2015, the Company has repurchased a cumulative total of approximately 11.0 million shares of its Class A Common Stock for an aggregate purchase price of $321.7 million and had $28.3 million remaining on the $350 million share buyback expenditure limit.

During the thirteen weeks ended March 28, 2015, the Company repurchased 35,355 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

December 28, 2014 to January 31, 2015	2,460	$280.98	2,460	$41,920,501
February 1, 2015 to February 28, 2015	24	119.14	—	41,920,501
March 1, 2015 to March 28, 2015	32,871	268.15	32,693	33,122,126

Total	35,355	$268.94	35,153	$33,122,126

Of the shares that were repurchased during the period, 202 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of April 24, 2015, the Company had 9.7 million shares of Class A Common Stock outstanding and 3.6 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: April 29, 2015	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: April 29, 2015	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)