Form 10-Q
period 2015-06-27
BOSTON BEER CO INC
filed 2015-07-30
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes  ☐    No   ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2015:

Class A Common Stock, $.01 par value	9,702,469
Class B Common Stock, $.01 par value	3,467,355
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 27, 2015

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 27,	December 27,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$146,983	$76,402
Accounts receivable, net of allowance for doubtful accounts of $30 and $144 as of June 27, 2015 and December 27, 2014, respectively	52,575	36,860
Inventories	57,119	51,307
Prepaid expenses and other current assets	13,776	12,887
Income tax receivable	3,517	21,321
Deferred income taxes	7,288	8,685

Total current assets	281,258	207,462
Property, plant and equipment, net	397,853	381,569
Other assets	9,719	12,447
Goodwill	3,683	3,683

Total assets	$692,513	$605,161

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$46,012	$35,576
Accrued expenses and other current liabilities	72,356	74,594

Total current liabilities	118,368	110,170

Deferred income taxes	51,182	50,717
Debt and capital lease obligations, less current portion	471	528
Other liabilities	7,810	7,606

Total liabilities	177,831	169,021

Commitments and Contingencies (See Note E)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,783,399 and 9,452,375 issued and outstanding as of June 27, 2015 and December 27, 2014, respectively	98	95
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,467,355 and 3,617,355 issued and outstanding as of June 27, 2015 and December 27, 2014	35	36
Additional paid-in capital	282,554	224,909
Accumulated other comprehensive loss, net of tax	(1,132)	(1,133)
Retained earnings	233,127	212,233

Total stockholders’ equity	514,682	436,140

Total liabilities and stockholders’ equity	$692,513	$605,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenue	$268,721	$247,365	$481,555	$444,735
Less excise taxes	16,517	15,754	29,848	29,279

Net revenue	252,204	231,611	451,707	415,456
Cost of goods sold	115,979	108,515	215,866	201,841

Gross profit	136,225	123,096	235,841	213,615
Operating expenses:
Advertising, promotional and selling expenses	71,370	65,922	131,618	127,179
General and administrative expenses	18,036	16,681	35,265	32,552

Total operating expenses	89,406	82,603	166,883	159,731

Operating income	46,819	40,493	68,958	53,884
Other income (expense), net:
Interest income (expense), net	11	(5)	7	(9)
Other income (expense), net	54	201	(271)	65

Total other income (expense), net	65	196	(264)	56

Income before income tax provision	46,884	40,689	68,694	53,940
Provision for income taxes	16,952	15,261	25,019	20,197

Net income	$29,932	$25,428	$43,675	$33,743

Net income per common share - basic	$2.24	$1.95	$3.28	$2.59

Net income per common share - diluted	$2.18	$1.88	$3.18	$2.49

Weighted-average number of common shares - Class A basic	9,748	9,196	9,673	9,097

Weighted-average number of common shares - Class B basic	3,532	3,770	3,575	3,837

Weighted-average number of common shares - diluted	13,667	13,486	13,650	13,461

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(5)	—	1	—
Comprehensive income	$29,927	$25,428	$43,676	$33,743

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 27,	June 28,
	2015	2014
Cash flows provided by operating activities:
Net income	$43,675	$33,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,455	15,391
Loss on disposal of property, plant and equipment	339	71
Bad debt (recovery) expense	(49)	120
Stock-based compensation expense	3,632	3,937
Excess tax benefit from stock-based compensation arrangements	(12,847)	(8,131)
Deferred income taxes	1,862	(101)
Changes in operating assets and liabilities:
Accounts receivable	(15,666)	(15,881)
Inventories	(5,812)	(7,935)
Prepaid expenses, income tax receivable and other assets	33,201	(3,500)
Accounts payable	11,570	2,724
Accrued expenses and other current liabilities	(2,430)	17,766
Other liabilities	424	116

Net cash provided by operating activities	78,354	38,320

Cash flows used in investing activities:
Purchases of property, plant and equipment	(38,880)	(88,451)
Cash paid for other intangible assets	(100)	—
Decrease in restricted cash	57	55

Net cash used in investing activities	(38,923)	(88,396)

Cash flows provided by financing activities:
Repurchase of Class A Common Stock	(22,782)	—
Proceeds from exercise of stock options	40,332	23,126
Cash paid on note payable	(54)	(53)
Excess tax benefit from stock-based compensation arrangements	12,847	8,131
Net proceeds from sale of investment shares	807	630

Net cash provided by financing activities	31,150	31,834

Change in cash and cash equivalents	70,581	(18,242)

Cash and cash equivalents at beginning of year	76,402	49,524

Cash and cash equivalents at end of period	$146,983	$31,282

Supplemental disclosure of cash flow information:
Income taxes paid	$9,738	$7,605

(Decrease) increase in accounts payable for purchase of property, plant and equipment	$(1,134)	$7,950

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

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

The accompanying unaudited consolidated balance sheet as of June 27, 2015, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended June 27, 2015 and June 28, 2014 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 27, 2015 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 27, 2015 and June 28, 2014, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	June 27,	December 27,
	2015	2014
	(in thousands)
Raw materials	$36,879	$39,535
Work in process	10,665	7,391
Finished goods	13,690	10,793

	61,234	57,719
Less portion in other long term assets	(4,115)	(6,412)

	$57,119	$51,307

C.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27.	June 28,	June 27.	June 28,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$29,932	$25,428	$43,675	$33,743

Allocation of net income for basic:
Class A Common Stock	$21,870	$17,935	$31,740	$23,600
Class B Common Stock	7,923	7,353	11,729	9,955
Unvested participating shares	139	140	206	188

	$29,932	$25,428	$43,675	$33,743

Weighted average number of shares for basic:
Class A Common Stock	9,748	9,196	9,673	9,097
Class B Common Stock*	3,532	3,770	3,575	3,837
Unvested participating shares	62	72	63	73

	13,342	13,038	13,311	13,007
Net income per share for basic:
Class A Common Stock	$2.24	$1.95	$3.28	$2.59

Class B Common Stock	$2.24	$1.95	$3.28	$2.59

*	Change in Class B Common Stock resulted from the conversion of 150,000 shares to Class A Common Stock on May 6, 2015, with the 26-week number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended June 27,			Thirteen weeks ended June 28,
	2015			2014
	Earnings to			Earnings to
	Common	Common		Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS
	(in thousands, except per share data)
As reported - basic	$21,870	9,748	$2.24	$17,935	9,196	$1.95
Add: effect of dilutive potential common shares
Share-based awards	—	387		—	520
Class B Common Stock	7,923	3,532		7,353	3,770
Net effect of unvested particpating shares	4	—		5	—

Net income per common share - diluted	$29,797	13,667	$2.18	$25,293	13,486	$1.88

	Twenty-six weeks ended June 27,			Twenty-six weeks ended June 28,
	2015			2014
	Earnings to			Earnings to
	Common	Common		Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS
	(in thousands, except per share data)
As reported - basic	$31,740	9,673	$3.28	$23,600	9,097	$2.59
Add: effect of dilutive potential common shares
Share-based awards	—	402		—	527
Class B Common Stock	11,729	3,575		9,955	3,837
Net effect of unvested particpating shares	6	—		7	—

Net income per common share - diluted	$43,475	13,650	$3.18	$33,562	13,461	$2.49

During the thirteen and twenty-six weeks ended June 27, 2015, weighted-average stock options to purchase approximately 6,000 and 5,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended June 28, 2014, weighted-average stock options to purchase approximately 2,000 and 1,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 37,000 and 47,000 shares of Class A Common Stock were outstanding as of June 27, 2015 and June 28, 2014, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 37,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of June 27, 2015, 30,000 shares were granted in 2009 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2015 to 2018. The remaining 7,000 shares were granted in 2015 to executive officers and the vesting of these shares requires annual depletions to attain various thresholds during 2015.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At June 27, 2015 and June 28, 2014, 452,319 shares and 603,092 shares of the stock option remained outstanding, respectively. If the outstanding shares at June 27, 2015 were exercised on that date, the exercise price would have been $167.62 per share. If the outstanding shares at June 28, 2014 were exercised on that date, the exercise price would have been $152.33 per share.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended June 27, 2015 and June 28, 2014 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $138.7 million at June 27, 2015. These commitments are made up of hops, barley and wheat totaling $60.5 million, equipment and machinery of $25.3 million, apples and other ingredients of $22.2 million, advertising contracts of $16.2 million, glass bottles of $10.6 million and other commitments of $3.9 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices, denominated in Euros and U.S. Dollars, to which the Company is committed. Hops purchase commitments outstanding at June 27, 2015 totaled $36.4 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop years 2014 and 2015 and cover the Company’s barley, wheat, and malt requirements for 2015 and part of 2016. These purchase commitments outstanding at June 27, 2015 totaled $24.1 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of June 27, 2015 totaled $10.6 million.

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

As of June 27, 2015 and December 27, 2014, the Company had approximately $0.3 million and $0.4 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 27, 2015 and December 27, 2014, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

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

The Company’s federal and state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of June 27, 2015. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of June 27, 2015, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of June 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$145,038	$—	$—	$145,038

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$68,846	$—	$—	$68,846

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

	As of June 27, 2015
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

On May 27, 2015, the Company granted options to purchase an aggregate of 5,640 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $122.25 per share. All of the options vested immediately on the date of the grant.

Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 27, 2015 was $2.0 million and $3.6 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 28, 2014 was $2.0 million and $3.9 million, respectively, and was calculated based on awards expected to vest.

J.	Subsequent Events

On July 29, 2015, the Board of Directors approved an increase of $75.0 million to the previously approved $400.0 million share buyback expenditure limit, for a new limit of $475.0 million.

The Company evaluated subsequent events occurring after the balance sheet date, June 27, 2015, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and twenty-six week periods ended June 27, 2015, as compared to the thirteen and twenty-six week periods ended June 28, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

RESULTS OF OPERATIONS

For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Twisted Tea®, Angry Orchard®, Lazy River® and various Alchemy & Science trade names including Traveler. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2015 or 2014.

Thirteen Weeks Ended June 27, 2015 compared to Thirteen Weeks Ended June 28, 2014

Net revenue. Net revenue increased by $20.6 million, or 8.9%, to $ 252.2 million for the thirteen weeks ended June 27, 2015, as compared to $231.6 million for the thirteen weeks ended June 28, 2014, due primarily to increased shipments.

Volume. Total shipment volume increased by 6.8 % to 1,125,000 barrels for the thirteen weeks ended June 27, 2015, as compared to 1,054,000 barrels for the thirteen weeks ended June 28, 2014, due to gains in core products shipment volume. Shipment volume for the core brands increased by 6.8 % to 1,120,000 barrels, due primarily to increases in shipments of Angry Orchard, Twisted Tea and Traveler brand products offset by declines in Samuel Adams brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirteen weeks ended June 27, 2015 increased by approximately 5.9 % compared to the comparable thirteen week period in 2014, primarily due to increases in depletions of Angry Orchard, Twisted Tea and Traveler brand products offset by declines in Samuel Adams brand products. The Company believes distributor inventory at June 27, 2015 was at an appropriate level. Inventory at distributors participating in the Freshest Beer Program at June 27, 2015 was equal in terms of days of inventory on hand when compared to June 28, 2014. The Company has over 69% of its volume on the Freshest Beer Program and it believes participation in the Program could reach 75% of its volume by the end of 2015.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2% to $ 225.02 per barrel for the thirteen weeks ended June 27, 2015, as compared to $220.75 per barrel for the comparable period in 2014, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $121.65 per barrel for the thirteen weeks ended June 27, 2015, as compared to $117.28 per barrel for the thirteen weeks ended June 28, 2014. Gross margin for core products was 54.1% for the thirteen weeks ended June 27, 2015, as compared to 53.1% for the thirteen weeks ended June 28, 2014. The increase in gross profit per barrel of $4.37 is primarily due to an increase in net revenue per barrel and a slight decrease in cost of goods sold per barrel.

Cost of goods sold for core brands was $103.36 per barrel for the thirteen weeks ended June 27, 2015, as compared to $103.47 per barrel for the thirteen weeks ended June 28, 2014. The 2015 decrease in cost of goods sold of $0.11 per barrel of core products is primarily due to a decrease in ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $5.4 million, or 8.3%, to $71.4 million for the thirteen weeks ended June 27, 2015, as compared to $65.9 million for the thirteen weeks ended June 28, 2014. The increase was primarily a result of increased investments in media advertising, increased costs for additional sales personnel and commissions, point of sale and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 28% of net revenue, or $63.73 per barrel, for the thirteen weeks ended June 27, 2015, as compared to 29% of net revenue, or $62.87 per barrel, for the thirteen weeks ended June 28, 2014. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $1.4 million, or 8.1%, to $18.0 million for the thirteen weeks ended June 27, 2015, as compared to $16.7 million for the thirteen weeks ended June 28, 2014. The increase was primarily due to increases in salary and benefit costs and consulting costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended June 27, 2015 of 36.2% decreased from the thirteen weeks ended June 28, 2014 rate of 37.5%, primarily due to the favorable impact of lower state tax rates.

Twenty-six Weeks Ended June 27, 2015 compared to Twenty-six Ended June 28, 2014

Net revenue. Net revenue increased by $36.3 million, or 8.7%, to $451.7 million for the twenty-six weeks ended June 27, 2015, as compared to $415.5 million for the twenty-six weeks ended June 28, 2014, due primarily to increased shipments.

Volume. Total shipment volume increased by 6.5% to 2,014,000 barrels for the twenty-six weeks ended June 27, 2015, as compared to 1,892,000 barrels for the twenty-six weeks ended June 28, 2014, due to gains in core products shipment volume. Shipment volume for the core brands increased by 6.5 % to 2,005,000 barrels, due primarily to increases in shipments of Angry Orchard, Twisted Tea and Traveler brand products offset by declines in Samuel Adams brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the twenty-six weeks ended June 27, 2015 increased by approximately 6.7% compared to the comparable twenty-six week period in 2014, primarily due to increases in depletions of Angry Orchard, Twisted Tea and Traveler brand products offset by declines in Samuel Adams brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2% to $225.07 per barrel for the twenty-six weeks ended June 27, 2015, as compared to $220.53 per barrel for the comparable period in 2014, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $117.62 per barrel for the twenty-six weeks ended June 27, 2015, as compared to $113.37 per barrel for the twenty-six weeks ended June 28, 2014. Gross margin for core products was 52.3% for the twenty-six weeks ended June 27, 2015, as compared to 51.4% for the twenty-six weeks ended June 28, 2014. The increase in gross profit per barrel of $4.25 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $107.45 per barrel for the twenty-six weeks ended June 27, 2015, as compared to $107.16 per barrel for the twenty-six weeks ended June 28, 2014. The 2015 increase in cost of goods sold of $0.29 per barrel of core products is due to higher brewery operating costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased $4.4 million, or 3.5%, to $131.6 million for the twenty-six weeks ended June 27, 2015, as compared to $127.2 million for the twenty-six weeks ended June 28, 2014. The increase of $4.4 million was primarily a result of increased investments in media advertising, increased costs for additional sales personnel and commissions, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 29% of net revenue, or $65.65 per barrel, for the twenty-six weeks ended June 27, 2015, as compared to 31% of net revenue, or $67.56 per barrel, for the twenty-six weeks ended June 28, 2014.

General and administrative. General and administrative expenses increased by $2.7 million, or 8.3%, to $35.3 million for the twenty-six weeks ended June 27, 2015, as compared to $32.6 million for the comparable period in 2014. The increase was primarily due to increases in salary and benefit costs and consulting costs.

Provision for income taxes. The Company’s effective tax rate for the twenty-six weeks ended June 27, 2015 of 36.4% decreased from the twenty-six weeks ended June 28, 2014 rate of 37.4%, primarily due to the favorable impact of lower state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $147.0 million as of June 27, 2015 from $76.4 million as of December 27, 2014, reflecting cash provided by operating activities and cash provided by financing activities that was partially offset by purchases of property, plant and equipment.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 27, 2015 was $78.4 million and primarily consisted of net income of $43.7 million and a net decrease in operating assets and liabilities of $21.3 million which includes a $17.2 million tax refund in the first quarter of 2015, and non-cash items of $13.4 million. Cash provided in operating activities for the twenty-six weeks ended June 28, 2014 was $38.3 million and primarily consisted of net income of $33.7 million and non-cash items of $11.3 million, partially offset by a net increase in operating assets and liabilities of $6.7 million.

The Company used $38.9 million in investing activities during the twenty-six weeks ended June 27, 2015, as compared to $88.4 million during the twenty-six weeks ended June 28, 2014. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries and the purchase of additional kegs.

Cash provided by financing activities was $31.2 million during the twenty-six weeks ended June 27, 2015, as compared to $31.8 million during the twenty-six weeks ended June 28, 2014. The decrease in financing cash flow in 2015 from 2014 is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program that were partially offset by an increase in proceeds from stock option exercises.

During the twenty-six weeks ended June 27, 2015 and the period from June 28, 2015 through July 24, 2015, the Company repurchased 169,825 shares of its Class A Common Stock for an aggregate purchase price of approximately $41.4 million. On May 8, 2015, the Board of Directors approved an increase of $50.0 million to the previously approved $350.0 million share buyback expenditure limit, for a new limit of $400.0 million. As of July 24, 2015, the Company had repurchased a cumulative total of approximately 11.1 million shares of its Class A Common Stock for an aggregate purchase price of $348.8 million and had approximately $51.2 million remaining on the $400.0 million stock repurchase expenditure limit set by the Board of Directors. On July 29, 2015, the Board of Directors approved an increase of $75.0 million to the previously approved $400.0 million share buyback expenditure limit, for a new limit of $475.0 million.

The Company expects that its cash balance as of June 27, 2015 of $147.0 million, along with future operating cash flow and the Company’s unused line of credit of $150 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2015 Outlook

Year-to-date depletions through the 29 weeks ended July 18, 2015 are estimated by the Company to be up approximately 6% from the comparable period in 2014.

The Company has left unchanged its projected 2015 earnings per diluted share of between $7.10 to $7.50, but actual results could vary significantly from this target. The Company currently anticipates depletions and shipments growth for the fifty-two week period ending December 26, 2015 of between 6% and 9%, a decrease from the previously communicated estimate of between 8% and 12%. The Company is targeting national price increases of between 1% and 2%, with full-year 2015 gross margins of between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $25 million and $35 million for the full year 2015. These increases exclude increases in freight costs for the shipment of products to the Company’s distributors. The Company estimates increased investments of between $10 million to $15 million for Traveler and other existing brands developed by Alchemy & Science, which are included in the full-year estimated increases in advertising, promotional and selling expenses. Brand investments in the Alchemy & Science brands could vary significantly from current estimates. The Company intends to increase its investment in its brands in 2015 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company estimates a full-year 2015 effective tax rate of approximately 37% a decrease from the previously communicated estimate of 38% due to the favorable impact of lower state tax rates.

The Company is continuing to evaluate 2015 capital expenditures. Its current estimates are between $70 million and $100 million, a decrease from the previously communicated estimated range of $80 million to $110 million. Capital expenditures consist mostly of continued investments in the Company’s breweries, as well as additional keg purchases in support of growth. These estimates include capital expenditures for existing Alchemy & Science projects of between $3 million and $5 million. The actual total amount spent on 2015 capital expenditures could be higher dependent on capital required to meet future growth. Based on information currently available, the Company believes that its capacity requirements for 2015 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At June 27, 2015, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended June 27, 2015.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended June 27, 2015.

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

As of June 27, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the twenty-six weeks ended June 27, 2015 there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

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

On May 8, 2015, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $50.0 million, thereby increasing the limit from $350.0 million to $400.0 million. As of July 24, 2015, the Company has repurchased a cumulative total of approximately 11.1 million shares of its Class A Common Stock for an aggregate purchase price of $348.8 million and had $51.2 million remaining on the $400.0 million share buyback expenditure limit.

During the twenty-six weeks ended June 27, 2015, the Company repurchased 87,656 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 28, 2014 to January 31, 2015	2,460	$280.98	2,460	$41,920,501
February 1, 2015 to February 28, 2015	24	119.14	0	41,920,501
March 1, 2015 to March 28, 2015	32,871	268.15	32,693	33,122,126
March 29, 2015 to May 2, 2015	17,934	267.92	17,879	28,328,911
May 3, 2015 to May 30, 2015	0	0	0	78,328,911
May 31, 2015 to June 27, 2015	34,367	247.26	34,363	69,830,129

Total	87,656	$260.23	87,395	$69,830,129

Of the shares that were repurchased during the period, 261 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 150,000 shares of his holdings in Class B Common Stock into 150,000 shares of Class A Common Stock on May 6, 2015.

As of July 24, 2015, the Company had 9.7 million shares of Class A Common Stock outstanding and 3.5 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: July 30, 2015	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: July 30, 2015	/s/ William F. Urich
William F. Urich
Chief Financial Officer
(principal accounting and financial officer)