Form 10-Q
period 2015-09-26
BOSTON BEER CO INC
filed 2015-10-29
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2015:

Class A Common Stock, $.01 par value	9,549,171
Class B Common Stock, $.01 par value	3,367,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 26, 2015

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 26, 2015	December 27, 2014
Assets
Current Assets:
Cash and cash equivalents	$134,612	$76,402
Accounts receivable, net of allowance for doubtful accounts of $91 and $144 as of September 26, 2015 and December 27, 2014, respectively	57,121	36,860
Inventories	57,317	51,307
Prepaid expenses and other current assets	14,716	12,887
Income tax receivable	2,168	21,321
Deferred income taxes	6,335	8,685

Total current assets	272,269	207,462
Property, plant and equipment, net	405,415	381,569
Other assets	9,550	12,447
Goodwill	3,683	3,683

Total assets	$690,917	$605,161

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$48,518	$35,576
Accrued expenses and other current liabilities	84,274	74,594

Total current liabilities	132,792	110,170
Deferred income taxes	47,355	50,717
Debt and capital lease obligations, less current portion	471	528
Other liabilities	15,499	7,606

Total liabilities	196,117	169,021

Commitments and Contingencies (See Note E)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,514,599 and 9,452,375 issued and outstanding as of September 26, 2015 and December 27, 2014, respectively	95	95
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,467,355 and 3,617,355 issued and outstanding as of September 26, 2015 and December 27, 2014	35	36
Additional paid-in capital	285,074	224,909
Accumulated other comprehensive loss, net of tax	(1,146)	(1,133)
Retained earnings	210,742	212,233

Total stockholders’ equity	494,800	436,140

Total liabilities and stockholders’ equity	$690,917	$605,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	$312,638	$288,777	$794,193	$733,511
Less excise taxes	19,544	19,043	49,392	48,321

Net revenue	293,094	269,734	744,801	685,190
Cost of goods sold	136,084	126,738	351,950	328,579

Gross profit	157,010	142,996	392,851	356,611
Operating expenses:
Advertising, promotional and selling expenses	78,205	65,024	209,823	192,202
General and administrative expenses	17,707	15,748	52,972	48,300
Impairment of assets	218	1,577	218	1,577

Total operating expenses	96,130	82,349	263,013	242,079

Operating income	60,880	60,647	129,838	114,532
Other income (expense), net:
Interest income (expense), net	—	31	7	23
Other income (expense), net	(527)	(371)	(798)	(307)

Total other income (expense), net	(527)	(340)	(791)	(284)

Income before income tax provision	60,353	60,307	129,047	114,248
Provision for income taxes	21,729	22,381	46,748	42,579

Net income	$38,624	$37,926	$82,299	$71,669

Net income per common share - basic	$2.93	$2.91	$6.20	$5.50

Net income per common share - diluted	$2.85	$2.79	$6.02	$5.29

Weighted-average number of common shares - Class A basic	9,655	9,248	9,667	9,148

Weighted-average number of common shares - Class B basic	3,467	3,727	3,539	3,801

Weighted-average number of common shares - diluted	13,507	13,495	13,602	13,472

Net income	$38,624	$37,926	$82,299	$71,669

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(14)	—	(13)	—

Comprehensive income	$38,610	$37,926	$82,286	$71,669

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 26, 2015	September 27, 2014
Cash flows provided by operating activities:
Net income	$82,299	$71,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,577	24,990
Impairment of assets	218	1,577
Loss on disposal of property, plant and equipment	342	91
Bad debt expense	12	160
Stock-based compensation expense	5,218	5,324
Excess tax benefit from stock-based compensation arrangements	(13,113)	(9,158)
Deferred income taxes	(1,012)	157
Changes in operating assets and liabilities:
Accounts receivable	(20,273)	(7,830)
Inventories	(6,010)	(3,213)
Prepaid expenses, income tax receivable and other assets	20,662	(4,862)
Accounts payable	12,167	2,029
Accrued expenses and other current liabilities	22,609	21,650
Other liabilities	7,777	(20)

Net cash provided by operating activities	142,473	102,564

Cash flows used in investing activities:
Purchases of property, plant and equipment	(55,606)	(128,292)
Cash paid for other intangible assets	(100)	(100)
Decrease in restricted cash	57	55

Net cash used in investing activities	(55,649)	(128,337)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(83,794)	—
Proceeds from exercise of stock options	41,000	23,441
Cash paid on note payable	(54)	(53)
Excess tax benefit from stock-based compensation arrangements	13,113	9,158
Net proceeds from sale of investment shares	1,121	881

Net cash (used in) provided by financing activities	(28,614)	33,427

Change in cash and cash equivalents	58,210	7,654
Cash and cash equivalents at beginning of year	76,402	49,524

Cash and cash equivalents at end of period	$134,612	$57,178

Supplemental disclosure of cash flow information:
Income taxes paid	$23,992	$23,191

Income taxes refunded	$17,225	$—

Increase in accounts payable for purchase of property, plant and equipment	$775	$3,390

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company”. The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names including “The Traveler Beer Company” and “Coney Island Brewing Company”.

The accompanying unaudited consolidated balance sheet as of September 26, 2015, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended September 26, 2015 and September 27, 2014 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 26, 2015 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 26, 2015 and September 27, 2014, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	September 26, 2015	December 27, 2014
	(in thousands)
Raw materials	$41,485	$39,535
Work in process	9,099	7,391
Finished goods	10,749	10,793

	61,333	57,719
Less portion in other long term assets	(4,016)	(6,412)

	$57,317	$51,307

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

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note I for a discussion of the current year unvested stock awards and issuances.

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thitry-nine weeks ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$38,624	$37,926	$82,299	$71,669

Allocation of net income for basic:
Class A Common Stock	$28,286	$26,878	$59,963	$50,348
Class B Common Stock	10,159	10,833	21,951	20,919
Unvested participating shares	179	215	385	402

	$38,624	$37,926	$82,299	$71,669
Weighted average number of shares for basic:
Class A Common Stock	9,655	9,248	9,667	9,148
Class B Common Stock*	3,467	3,727	3,539	3,801
Unvested participating shares	61	74	62	73

	13,183	13,049	13,268	13,022
Net income per share for basic:
Class A Common Stock	$2.93	$2.91	$6.20	$5.50

Class B Common Stock	$2.93	$2.91	$6.20	$5.50

* Change in Class B Common Stock resulted from the conversion of 110,000 share to Class A Common Stock on November 4, 2014 and 150,000 shares to Class A Common Stock on May 6, 2015, with the thirteen and thirty-nine-week number of shares reflecting the weighted average for the periods.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended September 26, 2015			Thirteen weeks ended September 27, 2014
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$28,286	9,655	$2.93	$26,878	9,248	$2.91
Add: effect of dilutive potential common shares
Share-based awards	—	385		—	520
Class B Common Stock	10,159	3,467		10,833	3,727
Net effect of unvested participating shares	5	—		7	—

Net income per common share - diluted	$38,450	13,507	$2.85	$37,718	13,495	$2.79

	Thirty-nine weeks ended September 26, 2015			Thirty-nine weeks ended September 27, 2014
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$59,963	9,667	$6.20	$50,348	9,148	$5.50
Add: effect of dilutive potential common shares
Share-based awards	—	396		—	523
Class B Common Stock	21,951	3,539		20,919	3,801
Net effect of unvested participating shares	11	—		16	—

Net income per common share - diluted	$81,925	13,602	$6.02	$71,283	13,472	$5.29

During the thirteen and thirty-nine weeks ended September 26, 2015, weighted-average stock options to purchase approximately 17,000 and 10,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. There were no anti-dilutive shares of Class A Common Stock outstanding during the thirteen and thirty-nine weeks ended September 27, 2014. Additionally, performance-based stock options to purchase 37,000 and 42,000 shares of Class A Common Stock were outstanding as of September 26, 2015 and September 27, 2014, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 37,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of September 26, 2015, 30,000 shares were granted in 2009 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2014 to 2018. The remaining 7,000 shares were granted in 2015 to executive officers and the vesting of these shares requires annual depletions to attain various thresholds during 2015.

D. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended September 26, 2015 and September 27, 2014 were not material.

E. Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $140.4 million at September 26, 2015. These commitments are made up of hops, barley and wheat totaling $54.8 million, advertising contracts of $30.8 million, equipment and machinery of $29.7 million, apples and other ingredients of $17.7 million, glass bottles of $2.9 million and other commitments of $4.5 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices, denominated in Euros and U.S. Dollars, to which the Company is committed. Hops purchase commitments outstanding at September 26, 2015 totaled $37.2 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop years 2014 and 2015 and cover the Company’s barley, wheat, and malt requirements for 2015 and part of 2016. These purchase commitments outstanding at September 26, 2015 totaled $17.6 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of September 26, 2015 totaled $2.9 million. On October 1, 2015 the Company committed to minimum aggregate purchases in 2016 of $21.7 million.

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

F. Income Taxes

As of September 26, 2015 and December 27, 2014, the Company had approximately $0.4 million and $0.4 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 26, 2015 and December 27, 2014, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

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

The Company’s federal and state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of September 26, 2015. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G. Debt

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of September 26, 2015, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of September 26, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$126,503	$—	$—	$126,503

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$68,846	$—	$—	$68,846

The Company’s cash equivalents listed above represent money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of September 26, 2015
	Level 1	Level 2	Level 3	Total
Note payable	$—	$458	$—	$458

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total
Note payable	$—	$513	$—	$513

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents held in money market funds. At September 26, 2015 and December 27, 2014, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 26, 2015 and December 27, 2014, our cash and cash equivalents balance was $134.6 million and $76.4 million, respectively, including money market funds amounting to $126.5 million and $68.8 million, respectively. The money market funds were invested substantially in United States Treasury and government securities.

I. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	1,380,444	$55.37
Granted	24,363	283.22
Forfeited	—
Expired	—
Exercised	(249,436)	163.02

Outstanding at September 26, 2015	1,155,371	$63.58	3.65	$179,584

Exercisable at September 26, 2015	408,752	$61.26	3.35	$64,140

Vested and expected to vest at September 26, 2015	1,118,040	$63.54	3.64	$173,812

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

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At September 26, 2015 and September 27, 2014, 452,319 shares and 603,092 shares of the stock option remained outstanding, respectively. If the outstanding shares at September 26, 2015 were exercised on that date, the exercise price would have been $147.48 per share. If the outstanding shares at September 27, 2014 were exercised on that date, the exercise price would have been $150.19 per share.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 27, 2014	73,098	$115.99
Granted	14,405	195.07
Vested	(25,732)	79.44
Forfeited	(817)	121.36

Non-vested at September 26, 2015	60,954	$150.01

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

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 26, 2015 was $1.6 million and $5.2 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 27, 2014 was $1.4 million and $5.3 million, respectively, and was calculated based on awards expected to vest.

J. Impairment of Assets

During the third quarter of 2015, the Company incurred impairment charges of $0.2 million related to an intangible asset. During the third quarter of 2014, the Company incurred impairment charges of $1.6 million based upon its analysis of the fair value of machinery that was replaced in early 2015. Management based its valuation on the discounted cash flows of the machinery over its remaining useful life and estimated salvage value.

K. Subsequent Events

On October 15, 2015, the Board of Directors approved an increase of $50.0 million to the previously approved $475.0 million share buyback expenditure limit for a new limit of $525.0 million.

The Company evaluated subsequent events occurring after the balance sheet date, September 26, 2015, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements except for the minimum aggregate glass purchase in 2016 committed to on October 1, 2015 as disclosed in Note E.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and thirty-nine week periods ended September 26, 2015, as compared to the thirteen and thirty-nine week periods ended September 27, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

RESULTS OF OPERATIONS

For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Twisted Tea®, Angry Orchard® and various A&S trade names including Traveler® and Coney Island®. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2015 or 2014.

Thirteen Weeks Ended September 26, 2015 compared to Thirteen Weeks Ended September 27, 2014

Net revenue. Net revenue increased by $23.4 million, or 8.7%, to $293.1 million for the thirteen weeks ended September 26, 2015 as compared to $269.7 million for the thirteen weeks ended September 27, 2014, due primarily to increased shipments and increased revenue per barrel.

Volume. Total shipment volume increased by 4.4% to 1,284,000 barrels for the thirteen weeks ended September 26, 2015, as compared to 1,229,000 barrels for the thirteen weeks ended September 27, 2014, due to gains in core products shipment volume. Shipment volume for the core brands increased by 4.4% to 1,279,000 barrels, due primarily to increases in shipments of Coney Island, Traveler and Twisted Tea brand products that were only partially offset by shipment declines in Samuel Adams and Angry Orchard brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirteen weeks ended September 26, 2015 increased by approximately 6% compared to the comparable thirteen week period in 2014, primarily due to increases in depletions of Coney Island, Twisted Tea, Traveler and Angry Orchard brand products offset by declines in depletions of Samuel Adams brand products. The Company believes distributor inventory at September 26, 2015 was at an appropriate level. Inventory at distributors participating in the Freshest Beer Program at September 26, 2015 decreased slightly in terms of days of inventory on hand when compared to September 27, 2014. The Company has over 70% of its volume on the Freshest Beer Program and it believes participation in the Program could reach 73% of its volume by the end of 2015.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 4.1% to $229.04 per barrel for the thirteen weeks ended September 26, 2015, as compared to $219.99 per barrel for the comparable period in 2014, due primarily to product and package mix and price increases.

Gross profit. Gross profit for core products was $122.81 per barrel for the thirteen weeks ended September 26, 2015, as compared to $116.69 per barrel for the thirteen weeks ended September 27, 2014. Gross margin for core products was 53.6% for the thirteen weeks ended September 26, 2015, as compared to 53.0% for the thirteen weeks ended September 27, 2014. The increase in gross profit per barrel of $6.12 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $106.22 per barrel for the thirteen weeks ended September 26, 2015, as compared to $103.30 per barrel for the thirteen weeks ended September 27, 2014. The 2015 increase in cost of goods sold of $2.92 per barrel of core products is primarily due to product and package mix and higher brewery operating costs, partially offset by lower ingredient costs.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $13.2 million, or 20.3%, to $78.2 million for the thirteen weeks ended September 26, 2015, as compared to $65.0 million for the thirteen weeks ended September 27, 2014. The increase was primarily a result of increased investments in media advertising, increased salary and benefit expenses, increased local marketing and point of sale, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 26.7% of net revenue, or $61.16 per barrel, for the thirteen weeks ended September 26, 2015, as compared to 24.1% of net revenue, or $53.08 per barrel, for the thirteen weeks ended September 27, 2014. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $2.0 million, or 12.4%, to $17.7 million for the thirteen weeks ended September 26, 2015, as compared to $15.7 million for the thirteen weeks ended September 27, 2014. The increase was primarily due to increases in salary and benefit expenses, facilities and consulting costs.

Impairment of assets. Impairment of assets decreased $1.4 million as compared to the third quarter of 2014, with $0.2 million of asset impairment recognized in 2015 compared to the $1.6 million impairment of Pennsylvania Brewery assets in 2014.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended September 26, 2015 of 36.0% decreased from the thirteen weeks ended September 27, 2014 rate of 37.1%, primarily due to the favorable impact of an increased federal tax manufacturing deduction and lower state tax rates.

Thirty-nine Weeks Ended September 26, 2015 compared to Thirty-nine Ended September 27, 2014

Net revenue. Net revenue increased by $59.6 million, or 8.7%, to $744.8 million for the thirty-nine weeks ended September 26, 2015, as compared to $685.2 million for the thirty-nine weeks ended September 27, 2014, due primarily to increased shipments and increased revenue per barrel.

Volume. Total shipment volume increased by 5.7% to 3,297,000 barrels for the thirty-nine weeks ended September 26, 2015, as compared to 3,120,000 barrels for the thirty-nine weeks ended September 27, 2014, due to gains in core products shipment volume. Shipment volume for the core brands increased by 5.6 % to 3,283,000 barrels, due primarily to increases in shipments of Coney Island, Angry Orchard, Twisted Tea and Traveler brand products that were only partially offset by shipment declines in Samuel Adams brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirty-nine weeks ended September 26, 2015 increased by approximately 6% compared to the comparable thirty-nine week period in 2014, primarily due to increases in depletions of Angry Orchard, Twisted Tea, Coney Island, and Traveler brand products that were only partially offset by declines in depletions of Samuel Adams brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2.9% to $226.61 per barrel for the thirty-nine weeks ended September 26, 2015, as compared to $220.14 per barrel for the comparable period in 2014, due primarily to price increases and product and package mix.

Gross profit. Gross profit for core products was $119.64 per barrel for the thirty-nine weeks ended September 26, 2015, as compared to $114.60 per barrel for the thirty-nine weeks ended September 27, 2014. Gross margin for core products was 52.8% for the thirty-nine weeks ended September 26, 2015, as compared to 52.1% for the thirty-nine weeks ended September 27, 2014. The increase in gross profit per barrel of $5.04 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $106.97 per barrel for the thirty-nine weeks ended September 26, 2015, as compared to $105.54 per barrel for the thirty-nine weeks ended September 27, 2014. The 2015 increase in cost of goods sold of $1.43 per barrel of core products is due to product and package mix and higher brewery operating costs, partially offset by lower ingredient costs.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased $17.6 million, or 9.2%, to $209.8 million for the thirty-nine weeks ended September 26, 2015, as compared to $192.2 million for the thirty-nine weeks ended September 27, 2014. The increase was primarily a result of increased investments in media advertising, increased salary and benefit expenses, increased local marketing and point of sale, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses for core brands were 28.2% of net revenue, or $63.90 per barrel, for the thirty-nine weeks ended September 26, 2015, as compared to 28.1% of net revenue, or $61.80 per barrel, for the thirty-nine weeks ended September 27, 2014.

General and administrative. General and administrative expenses increased by $4.7 million, or 9.7%, to $53.0 million for the thirty-nine weeks ended September 26, 2015, as compared to $48.3 million for the comparable period in 2014. The increase was primarily due to increases in salary and benefit expenses, facilities and consulting costs.

Provision for income taxes. The Company’s effective tax rate for the thirty-nine weeks ended September 26, 2015 of 36.2% decreased from the thirty-nine weeks ended September 27, 2014 rate of 37.3%, primarily due to the favorable impact of increased federal tax manufacturing deductions and lower state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $134.6 million as of September 26, 2015 from $76.4 million as of December 27, 2014, reflecting cash provided by operating activities that was partially offset by purchases of property, plant and equipment and cash used in financing activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 26, 2015 was $142.5 million and primarily consisted of net income of $82.3 million and a net decrease in operating assets and liabilities of $36.9 million which includes a $17.2 million tax refund in the first quarter of 2015, and non-cash items of $23.2 million. Cash provided by operating activities for the thirty-nine weeks ended September 27, 2014 was $102.6 million and primarily consisted of net income of $71.7 million and non-cash items of $23.1 million and a net decrease in operating assets and liabilities of $7.8 million.

The Company used $55.6 million in investing activities during the thirty-nine weeks ended September 26, 2015, as compared to $128.3 million during the thirty-nine weeks ended September 27, 2014. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries.

Cash used by financing activities was $28.6 million during the thirty-nine weeks ended September 26, 2015, as compared to $33.4 million provided by financing during the thirty-nine weeks ended September 27, 2014. The decrease in financing cash flow in 2015 from 2014 is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program that were partially offset by an increase in proceeds from stock option exercises.

During the thirty-nine weeks ended September 26, 2015 and the period from September 27, 2015 through October 27, 2015, the Company repurchased approximately 431,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $99.2 million. On October 15, 2015, the Board of Directors approved an increase of $50.0 million to the previously approved $475.0 million share buyback expenditure limit, for a new limit of $525.0 million. As of October 27, 2015, the Company had repurchased a cumulative total of approximately 11.4 million shares of its Class A Common Stock for an aggregate purchase price of $406.6 million and had approximately $118.4 million remaining on the $525.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 26, 2015 of $134.6 million, along with future operating cash flow and the Company’s unused line of credit of $150 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2015 and 2016 Outlook

Year-to-date depletions through the 42 weeks ended October 17, 2015 are estimated by the Company to be up approximately 6% from the comparable period in 2014.

The Company’s projected 2015 earnings per diluted share are now estimated at $7.00 to $7.40, a decrease in the range from the previously communicated estimate of $7.10 to $7.50. The Company’s actual 2015 earnings per share could vary significantly from the current projection. The Company currently anticipates depletions and shipments growth for the fifty-two week period ending December 26, 2015 of between 3% and 6%, a decrease in the range from the previously communicated estimate of between 6% and 9%. The Company estimates price increases for 2015 of between 1% and 2%, with full-year 2015 gross margins of between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $30 million and $35 million for the full year 2015. These increases exclude increases in freight costs for the shipment of products to the Company’s distributors. The Company estimates increased investments of between $12 million to $15 million for Traveler and other existing brands developed by A&S, which are included in the full-year estimated increases in advertising, promotional and selling expenses. Brand investments in the A&S brands could vary significantly from current estimates. The Company intends to increase its investment in its brands in 2015 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2015 effective tax rate of approximately 37%.

The Company is completing its 2016 planning process and will provide further detailed guidance when the Company presents its full-year 2015 results. The Company is currently using the following preliminary assumptions and targets for 2016, which represents a 53 week fiscal year compared to the 52 week fiscal year in 2015. The Company is forecasting depletion and shipment growth of mid to high single digits. The Company is targeting national price increases between 1% and 2%. Full-year 2016 gross margins are currently expected to be between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses between $15 million and $25 million for the full year 2016, which does not include any increases in freight costs for the shipment of products to its distributors. The Company intends to increase its investment in its brands in 2016 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2016 effective tax rate of approximately 37%.

The Company is continuing to evaluate capital expenditures and to initiate projects to support its business plans. These capital expenditures consist mostly of continued investments in the Company’s breweries in support of currently projected growth. The actual amount spent may be significantly higher, if deemed by management to be appropriate to meet anticipated future growth. Based on current information, the Company has decreased its estimated 2015 capital expenditure range to $60 million to $80 million from the previously communicated estimate of $70 million to $100 million. These estimates include capital expenditures for existing A&S projects of between $3 million and $5 million. The Company estimates full-year 2016 capital spending of between $70 million and $90 million. Based on information currently available, the Company believes that its capacity requirements for 2016 can be covered by its Company-owned breweries and existing contracted capacity at third party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At September 26, 2015, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three month period ended September 26, 2015.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended September 26, 2015.

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

Item 4. CONTROLS AND PROCEDURES

As of September 26, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 26, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the thirty-nine weeks ended September 26, 2015 there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 29, 2015, the Board of Directors approved an increase of $75.0 million to the previously approved $400.0 million share buyback expenditure limit, for a new limit of $475.0 million. On October 15, 2015, the Board of Directors approved an increase of $50.0 million to the previously approved $475.0 million share buyback expenditure limit, for a new limit of $525.0 million. As of October 27, 2015, the Company has repurchased a cumulative total of approximately 11.4 million shares of its Class A Common Stock for an aggregate purchase price of $406.6 million and had $118.4 million remaining on the $525.0 million share buyback expenditure limit.

During the thirty-nine weeks ended September 26, 2015, the Company repurchased 363,451 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 28, 2014 to January 31, 2015	2,460	$280.98	2,460	$41,920,501
February 1, 2015 to February 28, 2015	24	119.14	—	41,920,501
March 1, 2015 to March 28, 2015	32,871	268.15	32,693	33,122,126
March 29, 2015 to May 2, 2015	17,934	267.92	17,879	28,328,911
May 3, 2015 to May 30, 2015	—	—	—	78,328,911
May 31, 2015 to June 27, 2015	34,367	247.26	34,363	69,830,129
June 28, 2015 to August 1, 2015	105,248	224.93	105,134	122,163,970
August 2, 2015 to August 29, 2015	82,285	223.18	82,153	103,816,477
August 30, 2015 to September 26, 2015	88,262	215.19	88,262	83,819,092

Total	363,451	$230.68	362,944	$83,819,092

Of the shares that were repurchased during the period, 507 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Mr. C. James Koch, the Company’s Founder and Chairman of the Board of Directors, converted 100,000 shares of his holdings in Class B Common Stock into 100,000 shares of Class A Common stock on October 26, 2015.

As of October 27, 2015, the Company had 9.5 million shares of Class A Common Stock outstanding and 3.4 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: October 29, 2015	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: October 29, 2015	/s/ William F. Urich
William F. Urich
Chief Financial Officer (principal accounting and financial officer)