Form 10-K
period 2015-12-26
BOSTON BEER CO INC
filed 2016-02-18
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $2,284.1 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 27, 2015). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 12, 2016, there were 9,465,306 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 3,367,355 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting to be held on May 25, 2016 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 26, 2015

PART I.

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is one of the largest craft brewers in the United States. In fiscal 2015, Boston Beer sold approximately 4.2 million barrels of its proprietary products (“core brands”).

During 2015, the Company sold over sixty beers under the Samuel Adams® and the Sam Adams® brand names, twelve flavored malt beverages under the Twisted Tea® brand name, ten hard cider beverages under the Angry Orchard® brand name, and over forty beers under four of the brand names of its subsidiary, A&S Brewing Collaborative LLC, under its trade name Alchemy & Science.

Boston Beer produces malt beverages and hard cider at Company-owned breweries and under contract arrangements at other brewery locations. The Samuel Adams Company-owned breweries are located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). The Alchemy & Science Company-owned small breweries are located in Los Angeles, California (the “Angel City Brewery”), Miami, Florida (the “Concrete Beach Brewery”) and Brooklyn, New York (the “Coney Island Brewery”). The Company owns an apple orchard and cidery located in Walden, New York (the “Orchard”).

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry. Today, two major brewers, Anheuser-Busch InBev (“AB InBev”) and MillerCoors LLC (“MillerCoors”), comprise over 85% of all United States domestic beer production, excluding imports.

The Company’s beers are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers, domestic specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams is one of the largest brands in the Better Beer category of the United States brewing industry. The Company’s Alchemy & Science brands, which include the Traveler Beer Company®, the Angel City Brewery®, the Concrete Beach Brewery™ and the Coney Island® Brewery also compete in the Better Beer category. The Company estimates that in 2015 the craft beer category percentage volume growth was in the mid to high teens and the Better Beer category volume growth was approximately 9%, while the total beer category volume was essentially flat. The Company believes that the Better Beer category is approximately 27% of United States beer consumption by volume.

The domestic beer industry, excluding Better Beers, has experienced a decline in shipment volume over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers and increased competition from wine and spirits companies.

The Company’s Twisted Tea products compete within the flavored malt beverage (“FMB”) category of the beer industry (and the Company’s Twisted Tea products are included in generic references to the Company’s “beers”

in this report). The Company believes that the FMB category comprises approximately 4% of United States beer consumption and that the volume comprising the FMB category was essentially flat in 2015. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry for reporting and regulatory purposes. The Company believes that the hard cider category comprises approximately 1% of United States beer consumption and that the volume comprising the hard cider category increased approximately 9% in 2015. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies, and has experienced very fast growth over the last five years, although this growth stopped during late 2015.

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

Beers and Hard Ciders Marketed

The Company’s strategy is to create and offer a world-class variety of traditional and innovative beers and hard ciders, with a focus on promoting the Samuel Adams brand, but supported by a portfolio of complementary brands. The Angry Orchard brand family was launched in the second half of 2011 in several markets and achieved national distribution in 2012. Since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following. The Company’s subsidiary, Alchemy & Science currently has four brands, including Angel City Brewery, The Traveler Beer Co., Coney Island Brewery and the Concrete Beach Brewery. In 2015, the Company began national distribution of certain styles of the Traveler Beer brand and the Coney Island beer brand, including Coney Island Hard Root Beer.

The Company sells its beers and hard ciders in various packages. Kegs are sold primarily for on-premise retailers, which include bars, restaurants and other venues, and bottles and cans are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores and liquor stores.

Samuel Adams Boston Lager® is the Company’s flagship beer that was first introduced in 1984. The Samuel Adams Seasonal beers are brewed specifically for limited periods of time and include Samuel Adams Cold Snap, Samuel Adams Summer Ale, Samuel Adams Octoberfest, and Samuel Adams Winter Lager.

Certain Samuel Adams beers may be produced at select times during the year solely for inclusion in the Company’s seasonal variety packs. During 2015, Samuel Adams Crystal Pale Ale was brewed and included in the Spring Seasonal Collection variety pack, Samuel Adams Harvest Pumpkin and Samuel Adams Hoppy Red were brewed and included in the Fall variety pack and Samuel Adams Old Fezziwig® Ale, Samuel Adams Chocolate Bock, Samuel Adams Holiday Porter and Samuel Adams Sparkling Ale were brewed and included in the Winter Classics variety pack. Additionally, beginning in 2011 the Company began limited releases of seasonal beers in various packages. These limited seasonal release beers currently include Samuel Adams Escape Route, Samuel Adams Porch Rocker, Samuel Adams Pumpkin Batch and Samuel Adams White Christmas.

After being in test markets during 2013, the Company began a national rollout of Samuel Adams Rebel IPA, a West Coast style IPA brewed with hops from the Pacific Northwest, in early 2014. During 2014 and 2015, the

Company added additional styles to support Samuel Adams Rebel IPA, including Sam Adams Rebel Rouser IPA, Samuel Adams Rebel Rider IPA, Samuel Adams Grapefruit IPA and Samuel Adams Rebel Raw IPA.

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

Since 2012, the Twisted Tea and Angry Orchard brand families have been available nationally. In 2015 the Company began national distribution of certain styles of the Traveler Beer brand and the Coney Island beer brand, including Coney Island Hard Root Beer. All of these nationally available brands are available in various packages, including cans. The Company will continue to look for complementary opportunities to leverage its capabilities, provided that they do not distract from its primary focus on its Samuel Adams brand.

The Company continually evaluates the performance of its various beers and hard cider styles and the rationalization of its product line as a whole. Periodically, the Company discontinues certain styles and packages, such as Samuel Adams Double Agent IPL, Samuel Adams White Lantern, Samuel Adams Whitewater IPA, Samuel Adams Noble Pils, Angry Orchard Traditional Dry and Twisted Pink Lemonade that were discontinued during 2015. Certain styles or brands discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

The Company’s beers and hard ciders are sold by the Company’s sales force to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.

Product and Packaging Innovations

The Company is committed to maintaining its position as a leading innovator in the Better Beer and hard cider categories by developing new beers and hard ciders. To that end, the Company continually test brews different beers and hard ciders and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes the annual LongShot American Homebrew Contest® in which homebrewers and employees of the Company submit their homebrews for inclusion in the LongShot® six-pack in the following year. In 2015, the Company sold over sixty Samuel Adams beers commercially and brewed many more test brews. The Company’s Boston Brewery spends most of its time ideating, testing and developing beers and hard ciders for the Company’s potential future commercial development.

In 2013, the Company completed a two-year research effort to develop a can to improve the beer drinker’s experience compared to the traditional can. The features of this can were designed to enhance the drinking experience and include a wider lid with an opening slightly further from the edge of the lid, an extended lip and an hourglass ridge. Currently, Samuel Adams Boston Lager, Samuel Adams Seasonal Beers, Samuel Adams Porch Rocker, Samuel Adams Rebel IPA and some of the Alchemy & Science beers are available in this uniquely-designed can.

In late 2011, the Company formed a subsidiary, A&S Brewing Collaborative LLC, d/b/a Alchemy & Science, headed by Alan Newman, founder of Magic Hat Brewing Company, as a craft brew incubator. Alchemy & Science is headquartered in Burlington, Vermont. The mission of Alchemy & Science is to find new opportunities in craft brewing, which may be geographical or stylistic and some may be with existing breweries or brewpubs. Alchemy & Science has access to the brewing talents and broad resources of the Company, as it looks for opportunities around the country. During 2012 and 2013, Alchemy & Science purchased the assets of Southern California Brewing Company, Inc., a Los Angeles based craft brewer doing business as Angel City

Brewing Company, and the assets of the Coney Island beer brand and certain other assets from Shmaltz Brewing Company, a New York based craft brewer. Since 2013, Alchemy & Science has also developed and sold beers under The Traveler Beer Co. brand name, including Illusive Traveler®, Curious Traveler® and other shandy-style and fruit flavored beers. During 2015, Alchemy & Science built and opened two small breweries and beer halls, one in Miami, Florida, named Concrete Beach Brewery, and one in Brooklyn, New York named the Coney Island Brewery. Also in 2015, the Company began national distribution of certain styles of the Alchemy & Science Traveler Beer brand and the Coney Island beer brand, including Coney Island Hard Root Beer. In 2015, Alchemy & Science annual net sales were approximately 7% of the Company’s total net sales.

Sales, Distribution and Marketing

Most all of the Company’s sales are made to a network of approximately 350 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as pubs, restaurants, grocery stores, convenience stores, package stores, stadiums and other retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, Australia, New Zealand, the Caribbean, the Pacific Rim, Mexico, and Central and South America.

With few exceptions, the Company’s products are not the primary brands in Distributors’ portfolios. Thus, the Company, in addition to competing with other beers and hard ciders for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts. During 2015, the Company’s largest customer accounted for approximately 7% of the Company’s net sales. The top three Distributors collectively accounted for approximately 12% of the Company’s net sales. In some states and countries, the terms of the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

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

In an effort to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the retail market, in late 2010 the Company introduced its Freshest Beer Program with domestic Distributors in several markets . The goal of the Freshest Beer Program is to provide better on-time service, forecasting, production planning and cooperation with the Distributors, while substantially reducing inventory levels at the Distributor. At the close of its 2015 fiscal year, the Company had 139 Distributors participating in the program, which constitutes approximately 71% of its volume. The Company has successfully reduced the inventories of participating Distributors in the aggregate by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 87,000, 103,000 and 212,000 case equivalents in 2015, 2014 and 2013, respectively, as measured at the end of the year by evaluating the year-on-year inventory reduction from the inventory levels that might otherwise have been expected. In 2015, the Company began piloting a small group of distributors on a pure replenishment service model within our Freshest Beer Program, which if successful would further reduce Distributor inventories. The ordering process has changed significantly for Distributors that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment. There are various risks associated with the Freshest Beer Program that are discussed in Risk Factors below.

Boston Beer has a sales force of approximately 420 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beers and hard ciders, certain ingredients, such as hops and barley, and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns — including television, radio, digital and social media, billboards and print. These media efforts are complemented by participation in sponsorships of cultural and community events, local beer festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

In 2008, the Company launched its core philanthropic initiative, Samuel Adams Brewing the American Dream®. In partnership with ACCION, the nation’s largest non-profit micro-lender, the program supports small business owners in the food, beverage, brewing and hospitality industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program, Samuel Adams and ACCION have worked together to loan more than $8.2 million to nearly 800 small business owners who have subsequently repaid these loans at a rate of more than 98%. Samuel Adams employees, together with local business partners and community organizations, have provided coaching and mentoring to more than 6,000 business owners across the country. These efforts have helped to create or maintain more than 3,000 local jobs.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beers and hard ciders. These ingredients include:

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2014 North American barley crop, which supported most 2015 malt needs, was well below historical long term averages with regards to both quality and quantity, driven by acreage declines and adverse weather events in key barley growing areas. The 2015 North American barley crop, which will support 2016 malt needs, was generally consistent with historical long term averages with regards to both quality and quantity, though quality from key areas in Canada was highly variable and below long term averages. The 2014 barley crop prices booked early in the calendar year were at prices comparable to historical long term averages. The 2014 crop prices booked late in the calendar year, as the impact of the weather events became clear, were well above historical long-term averages. The 2015 barley crop prices are consistent with historic long-term averages. There has been a long-term trend of declining acres and production in North America against relatively stable malt demand. The Company purchased most of the malt used in the production of its beer from two suppliers during 2015. The Company currently has a multi-year contract with one of its suppliers and a 1 year agreement with the other supplier. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

Hops. The Company uses Noble hop varieties for many of its Samuel Adams beers and also uses hops grown in the United States, England and New Zealand. Noble hops are grown in several specific areas recognized for growing hops with superior taste and aroma properties. These include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbrucker and Spalt-Spalter from Germany and Saaz from the Czech Republic. The United States hops, grown primarily in the Pacific Northwest, namely Cascade, Simcoe, Centennial, Chinook, Citra, Amarillo and Mosaic are used in certain of the Company’s ales and lagers, as are the Southern Hemisphere hop varieties, Galaxy and Nelson Sauvin. Traditional English hops, namely, East Kent Goldings and Fuggles, are also used in certain of the Company’s ales. Other hop sources and varieties are also tested and used from time to time.

The European hop crop harvested in 2015 was well below historical long term averages with regards to both quality and quantity due to warmer than normal temperatures and insufficient precipitation. The United States hop crop harvested in 2015 was consistent with historical long term averages with regards to quality, with an increase in overall quantity driven by expansion of planted acres in recent years. However, the demand for certain hops grown in the United States has risen dramatically due to the success and proliferation of craft brewers and the popularity of beer styles that include hop varieties grown in the United States, with the result that certain United States hops are now in tight supply and prices have risen for both spot purchases and forward contract pricing, accordingly.

The Company enters into purchase commitments with eight primary hop dealers, based on the Company’s projected future volumes and brewing needs. The dealers either have the hops that are committed or will contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German and Czech Republic hops, in Pounds Sterling for the English hops, US Dollars for United States hops and New Zealand Dollars for the New Zealand hops. The Company does not currently hedge its forward currency commitments.

The Company expects to realize full delivery on United States and New Zealand hop contracts on the hop crop harvested in 2015. The Company experienced significant under-delivery on European hop contracts on the hop crop harvested in 2015. However, because the Company attempts to maintain up to a two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, the underdelivery from current crop is not expected to have a material impact on its operations.

The Company believes it has adequate inventory and commitments for all hop varieties. This belief is based on expected growth and beer style mix, all of which could ultimately be significantly different from what is currently planned. Variations to plan could result in hops shortages for specific beers or an excess of certain hops varieties.

The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

Yeast. The Company uses multiple yeast strains for production of its beers and hard ciders. While some strains are commercially available, other strains are proprietary. Since the proprietary strains cannot be replaced if destroyed, the Company protects these strains by storing multiple cultures of the same strain at different production locations and in several external laboratories.

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profile. In 2015, these apples were sourced primarily from European, United States and New Zealand suppliers and include bittersweet apples from France and New Zealand and culinary apples from Italy and Washington State. Purchases and commitments are denominated in Euros for European apples, US Dollars for United States apples and New Zealand Dollars for the New Zealand apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture, could affect both price and supply. The 2015 apple crops in Europe, the United States and New Zealand were consistent with historical long term averages. The Company has entered into contracts to cover its expected needs for 2016 and expects to realize full delivery against these contracts.

The Company purchased and opened its cidery at the Orchard in 2015. The Company expects to use the apple varieties harvested at the Orchard primarily to experiment and develop new hard ciders. The Company may also use the apples harvested at the Orchard in small quantities in the Company’s current hard ciders, but, given the current varieties of apples grown at the Orchard, such use is likely to be insignificant.

Other Ingredients. The Company maintains competitive sources for most of the other ingredients used in its beers and hard ciders.

Packaging Materials. The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases and glass. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2015, cans, crowns, six pack carriers and labels were each supplied by a single source; however, the Company believes that alternative suppliers are available.

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

Quality Assurance

As of December 26, 2015, the Company employed over twenty brew masters to monitor the Company’s brewing operations and control the production of its beers and hard ciders. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s beers and hard ciders conform to the Company’s standards. The Company has on-site quality control labs at each of its Samuel Adams company-owned breweries, and supports the smaller local breweries with additional centralized lab services.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle, can and keg of its beers, in order to ensure that its customers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Beer and Hard Cider Production Strategy

During 2015, the Company brewed, fermented and packaged over 95% of its core brand volume at breweries owned by the Company. The Company made capital investments in 2015 of approximately $74.2 million. These investments were made to expand the quality, capacity, efficiency and capabilities of its breweries, both to meet the 2015 growth and the anticipated future growth. The Company expects to invest between $60 million and $80 million in 2016, which is highly dependent on estimates of future growth and the capital investments to meet those volume growth estimates. The actual amount spent may well be different from these estimates. The Company believes that by executing this capital plan and expanding its use of production arrangements with third parties, it should be able to support its projected growth in 2016. The Company continues to evaluate capacity optimization at its breweries and the potential significant capital required for expansion of existing capacity.

The Company also engages in various product development activities. Such activities include researching market needs and competitive products, and sample brewing and market taste testing.

The Pennsylvania Brewery and the Cincinnati Brewery produce most of the Company’s shipment volume. The Pennsylvania Brewery is the Company’s largest brewery and the Cincinnati Brewery is the primary brewery for the production of most of the Company’s specialty and lower volume products. The Boston Brewery’s production is mainly for developing new types of innovative and traditional beers and brewing and packaging beers for retail sales on site and in the local market area.

The Company’s Angry Orchard Innovation Cider House located in Walden, New York, opened in November 2015 and its production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site and in the local market area.

The Alchemy & Science breweries include the Angel City Brewery, Concrete Beach Brewery and Coney Island Brewery. The production at the Alchemy & Science breweries is mainly for developing new types of innovative and traditional beers and supporting draft accounts in the respective local market areas and providing for on-premise consumption of its beers at its beer halls.

The Company currently has a brewing services agreement with a subsidiary of City Brewing Company, LLC, to produce its products at facilities in Latrobe, Pennsylvania and an agreement with Shmaltz Brewing Company, LLC to produce at facilities in Clifton Park, New York. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing, fermenting and finishing methods and (ii) first-rate quality control capabilities throughout the process. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to brew and package the Company’s malt beverages and hard ciders.

The Company believes that it has alternatives available to it, in the event that production at any of its brewing locations is interrupted, although severe interruptions at the Pennsylvania Brewery would be problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics if interruptions were to occur, and could face significant delays in starting up replacement brewing locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shut downs, or natural or unavoidable catastrophes. Also, as the brewing industry has consolidated and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew some of its beers and hard ciders, if necessary, has become a more significant concern. The Company continues to work with its contract brewers to attempt to minimize any potential disruptions.

Competition

The Better Beer category within the United States beer market is highly competitive due to the increasing number of craft brewers, imported beers with similar pricing and target drinkers, and efforts by large domestic brewers to enter this category. The Company anticipates competition and innovation among domestic craft brewers to remain strong, as craft brewers experienced their eleventh successive year of growth in 2015 and there were many new startups. The Company estimates there are over 5,000 craft breweries in operation or in the planning stages, up from approximately 1,409 operating craft breweries in 2006. Also, established craft breweries are building more capacity, expanding geographically, and adding more SKUs and styles, as Distributors and retailers are promoting and making more shelf space available for more craft beer brands.

Imported beers, such as Corona®, Heineken® and Modelo Especial®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company has. The two largest brewers in the United States, MillerCoors and AB InBev, have entered the Better Beer category with domestic specialty beers, either by developing their own beers, acquiring, in whole or part, existing craft breweries, importing and distributing foreign brewers’ brands or increasing their development and marketing efforts on their own domestic specialty beers that might compete in the Better Beer category. In addition, Miller Coors’ Tenth and Blake and AB InBev’s High End Division have been formed as business units headquartered in the United States that are focused exclusively on competing in the Better Beer market.

During 2015, there were numerous acquisitions announced in the beer industry including AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to MolsonCoors of its 58% share of the MillerCoors joint venture with MolsonCoors. Both of these transactions are scheduled to close during 2016 and are subject to various regulatory and financing requirements. There were also numerous announcements of acquisitions of or investments in craft brewers by larger breweries, private equity and other investors. The most significant include Heineken’s acquisition of a 50% interest of Lagunitas Brewing Company for approximately $500 million, Constellation Brands’ acquisition of Ballast Point Brewing & Spirits for approximately $1 billion and AB InBev’s purchase of multiple craft breweries, including Elysian Brewing Company, Golden Road Brewing, Four Peaks Brewing Company and Breckenridge Brewery. During 2015, Pabst Brewing Company acquired an ownership interest in and entered into an exclusive distribution agreement to distribute nationally Small Town Brewery’s brands, including Not Your Fathers Hard Root Beer®. Also, during 2015, Pabst Brewing Company entered a distribution agreement to distribute various United States cider brands of C&C Group PLC, including ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s.’

The Company’s products also compete with other alcoholic beverages for drinker attention and consumption and the pace of innovation in the categories the Company competes in is increasing. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up, in order to position its beers and hard ciders competitively with wine and spirits.

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

The Company’s Angry Orchard product line competes within the hard cider category. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with Better Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand names ‘Strongbow’; AB InBev under ‘Michelob Ultra Cider’ and ‘Stella Cidre’ and MillerCoors under the brand names ‘Smith and Forge’ and ‘Crispin Cider’.

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

Trademarks

The Company has obtained United States trademark registrations for over 190 trademarks, including Samuel Adams®, the design logo of Samuel Adams®, Sam Adams®, Samuel Adams Boston Lager®, Samuel Adams Utopias®, Samuel Adams Rebel®, Samuel Adams Brewing the American Dream®, Angry Orchard®, Twisted Tea®, Lazy River®, The Traveler Beer Co.®, Coney Island®, Angel City Brewery®, Concrete Beach®. It also has a number of common law marks, including Infinium™ and Know More Love More™. The Samuel Adams trademark, the Samuel Adams Boston Lager trademark, the design logo of Samuel Adams, the Twisted Tea trademark and other Company trademarks are also registered or have registrations pending in various foreign countries. The Company regards its Samuel Adams family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to oppose infringements of its marks.

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

Employees

As of December 26, 2015, the Company employed 1,429 people, of which 104 were covered by collective bargaining agreements at the Cincinnati Brewery. The collective bargaining agreements involve three labor unions, with two contracts expiring in 2017 and one expiring in 2020. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the increasing number of craft brewers with similar pricing and target drinkers and gains in market share achieved by domestic specialty beers and imported beers, and more recently the acquisition of craft brewers by the four largest market competitors, AB InBev, MillerCoors, Constellation and Heineken. The Company faces strong competition from these brewers as they acquire craft brewers, or introduce new domestic specialty brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona®, Heineken® and Modelo Especial®, also continue to compete aggressively in the United States beer market. The Company anticipates competition among domestic craft brewers will remain strong, as craft brewers experienced their eleventh successive year of growth in 2015 and there were many new startups. The Company estimates there are now over 5,000 craft breweries in operation or in the planning stages up from 1,409 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, expanding geographically, adding more SKUs and styles as Distributors and retailers are promoting and making more shelf space available for more craft beer brands. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline.

The Company’s products compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s Distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including AB InBev, MillerCoors, Heineken and Constellation Brands, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or Distributors may have a material adverse effect on the Company’s business and financial results.

Further, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation in 2015 is AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to MolsonCoors of its 58% share of the MillerCoors joint venture with MolsonCoors, as well as Heineken’s acquisition of a 50% interest of Lagunitas Brewing Company for approximately $500 million and Constellation Brand’s acquisition of Ballast Point Brewing & Spirits for approximately $1 billion. Due to the increased leverage that these combined operations will have in distribution and sales and marketing expenses, the costs to the Company of competing could increase and the availability of contract brewing capacity could be reduced. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.

There Is No Assurance of Continued Growth. Conversely, the Company May Not Be Able to Manage Demand for Its Products.

The Company’s future growth may be limited, both by its ability to continue to increase its market share in domestic and international markets, including those markets that may be dominated by one or more regional or local craft breweries, and by the increasing number of competitors in the craft beer and the Better Beer markets. The development of new products by the Company may lead to reduced sales of the Company’s other products, including its flagship Samuel Adams Boston Lager.

The Company’s future growth may also be limited by its ability to meet production goals and/or targets at the Company’s owned breweries, its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms, disruption or operating performance issues at the Company’s owned breweries or limits on the availability of suitable production capacity at third party-owned breweries, and its ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops, malt, cider ingredients, bottles and cans, from suppliers.

The Company has Significantly Increased its Product Offerings and Distribution Footprint, which Increases Complexity and Could Adversely Affect the Company’s Results.

The Company has significantly increased the number of its commercially available beers, FMBs and hard ciders that it produces. Since 2010, the Company has introduced many new beers under the Samuel Adams brand name. During 2014 and 2015, the Company significantly increased distribution for both the Twisted Tea and Angry Orchard brand families, as well as adding more styles and packages. Alchemy & Science currently has four brands, including three small breweries and retail beer halls where beer is sold and consumed on-premise. In 2015, the Company began national distribution of certain styles of the Traveler Beer brand and the Coney Island beer brand, including Coney Island Hard Root Beer. Also in November 2015, the Company opened the Angry Orchard Innovation Cider House at its apple orchard located in Walden, New York, where hard cider is fermented, sold and consumed on-premise. These additional brands and locations, along with the increases in demand for existing brands, have added to the complexity of the Company’s beer and hard cider development process, as well as its brewing, packaging, marketing and selling processes. The Company does not have significant experience with managing this number of brands and products and has limited experience with integrating acquired brands or operating small production facilities and retail operations. There can be no assurance that the Company will effectively manage such increased complexity, without experiencing operating inefficiencies or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business and financial results.

Unexpected Events at Company-Owned Production Facilities, Reduced Availability of Breweries Owned by Others, Increased Complexity of the Company’s Business, or the Expansion Costs of the Company-Owned Breweries Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Prior to 2008, the Company pursued a production strategy that combined the capacity at its Cincinnati Brewery, which was acquired in 1997, with significant production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others allowed the Company to utilize their excess capacity, providing the Company with production flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for its beers. The Company purchased the Pennsylvania Brewery in June 2008. As a result of that acquisition and the subsequent expansion of the Pennsylvania Brewery’s capacity, the volume of core brands brewed at Company-owned breweries increased and currently over 95% of the Company’s volume is brewed and packaged at breweries that it owns.

In 2015, the Company brewed its flagship beer, Samuel Adams Boston Lager, at each of its three Samuel Adams breweries, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager. The Company expects to continue to brew most all of its core brands volume in 2016 at its Company-owned breweries. This reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak season. In addition, the Company may not be able to maintain its current economics, if interruptions were to occur, and could face significant delays in starting replacement brewing locations. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shut downs or natural or unavoidable catastrophe.

The combination of the recent growth in the Company’s business and product complexity, its addition of new employees, and greater reliance on its own breweries, continues to heighten the challenges presented by the Company’s operations. In recent years, the Company has had product shortages and service issues and the Company’s supply chain struggled under the increased volume and experienced increased operational and freight costs as it reacted. In response to these issues, the Company has significantly increased its packaging capabilities and tank capacity to address these challenges. There can be no assurance that the Company will effectively manage such increasing complexity without experiencing future planning failures, operating inefficiencies, insufficient employee training, control deficiencies or other issues that could have a material adverse effect on the Company’s business and financial results. The growth of the Company, changes in operating procedures and increased complexity have required significant capital investment. The Company to date has not seen operating cost leverage from these increased volumes and there is no guarantee that it will.

The Company continues to avail itself of capacity at third-party breweries. During 2015, the Company brewed and/or packaged certain products under service contracts at facilities located in Latrobe, Pennsylvania, LaCrosse, Wisconsin, and Clifton Park, New York. In selecting third party breweries for brewing services arrangements, the Company carefully weighs brewery’s (i) capability of utilizing traditional brewing, fermenting and finishing methods, (ii) first rate quality control capabilities throughout the production process. To the extent that the Company needs to avail itself of third-party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries or an unexpected decline in the brewing capacity available to it, either of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

As the brewing industry continues to consolidate and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew some of its beers, if necessary, has become a more significant concern and, thus, there is no guarantee that the Company’s brewing needs will be met. The Company continues to work at its own Breweries, and with its contract brewers to attempt to minimize any potential disruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production and/or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s business and financial results. A simultaneous interruption at several of the Company’s production locations or an unexpected interruption at one of the Company-owned breweries would likely cause significant disruption, increased costs and, potentially, lost sales.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 96% of its beer is sold, the Company sells nearly all of its beer to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with approximately 350 wholesale Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership within the current distribution network could lead to less support of the Company’s products. No assurance can be given that the Company will be able to maintain its current distribution network or secure additional Distributors on terms favorable to the Company.

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

The Company’s Freshest Beer Program Could Adversely Impact the Company’s Business and Operating Results

In late 2010, the Company started the implementation of its Freshest Beer Program with domestic Distributors to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the market. Historically, Distributors carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory. The Company’s goal is to reduce this warehouse time through better on-time service, forecasting, production planning and cooperation with the Distributors. At December 26, 2015, the Company had 139 Distributors, representing approximately 71% of its volume, participating in the program at various stages of inventory reduction. The Company has successfully reduced the inventories of participating Distributors by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has resulted in lower shipments of approximately 87,000, 103,000 and 212,000 case equivalents in 2015, 2014 and 2013 respectively as measured at the end of the year by evaluating the year on year inventory reduction from the inventory levels that might otherwise have been expected. In 2015, the Company began piloting a small group of distributors on a pure replenishment service model within our Freshest Beer Program, which if successful would further reduce Distributor inventories. The ordering process has changed significantly for Distributors that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment and posed much greater challenges for forecasting and production planning. Also, changes to the Distributor ordering process has increased the complexity of the Company’s revenue recognition for shipments to Distributors that participate in the Freshest Beer Program.

It is possible that the Freshest Beer Program may not ultimately be successful; that its costs of implementation may exceed the value realized; or that the outcome of such inventory reductions may prove detrimental to the Company’s business trends and ability to execute at retail. The Company may encounter unexpected problems with forecasting, accounting, production and Distributor cooperation. These issues may in the past have led and in the future could lead to shortages and out of stocks of the Company’s products at the Distributor and retailer levels, result in increased costs, negatively impact Distributor relations, and/or delay the Company’s implementation of this program.

Because the Company is still in the process of rolling out the Freshest Beer Program, there necessarily remain implementation and execution issues to be addressed. Additionally, the Company experienced growth rates significantly higher than planned during 2013 and 2014 and such growth placed much greater stress on the Company’s supply chain, given the lower inventories at Distributors. As a result, the Company currently cannot predict the long-term success of this program, the scope of its further implementation or the full extent of the costs or business impacts associated with the program that might be incurred. Although the Company currently believes the program will, in the long term, be beneficial to its business, there can be no assurances that this result will be achieved or, if achieved, to what extent.

The Company also fills orders from those of its Distributors who may independently choose to build their inventories or run their inventories down. Such a change in Distributor inventories is unpredictable and can lead to fluctuations in the Company’s quarterly or annual results.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess Inventory Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt, hops, barley and other ingredients, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from one major supplier during 2015. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

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

The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are sourced primarily from European, United States and New Zealand suppliers and include bittersweet apples from France and New Zealand and culinary apples from Italy and Washington State. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. In 2012, the Company experienced shortages of apples, primarily due to growth in excess of that planned, that impacted the timing of shipments of its hard ciders to Distributors. During 2013, 2014 and 2015, the Company did not experience any shortage of apples. The Company has entered into contracts to cover its expected needs for 2016 and expects to realize full delivery against these contracts.

Except for the shortage of apples in 2012, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers, although the Company has had to pay significantly above historical prices to secure supplies when inventory and supply have been tight. The Company’s new product development can also be constrained by any limited availability of certain ingredients. Growth rates higher than planned or the introduction of new products requiring special ingredients could create demand for ingredients greater than the Company can source. Although the Company believes that there are alternative sources available for some of the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost effective basis, in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements were secured.

The Company’s contracts for certain hops and apples that are payable in Euros, Pounds Sterling and New Zealand dollars, and therefore, the Company is subject to the risk that the Euro, Pound or New Zealand dollar may fluctuate adversely against the U.S. dollar. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s business and financial results. The cost of hops has increased in recent years due to the rising market price of hops and exchange rate changes. The continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet the demand for its beers. The Company buys some other ingredients and capital equipment from foreign suppliers for which the Company also carries exposure to foreign exchange rate changes.

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

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases and glass. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2015, cans, crowns, six pack carriers and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally there has been acquisition and consolidation activity in several of the packaging supplier networks which could potentially lead to disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along to drinkers through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years.

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

The Company’s Operations are Subject to Certain Operating Hazards Which Could Result in Unexpected Costs or Product Recalls That Could Harm the Company’s Business.

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging, or defective packaging and handling. Such occurrences may create bad tasting beer or cider, or pose risk to the integrity and safety of the packaging. These could result in unexpected costs to the Company and, in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as claims for product liability.

Changes in Tax, Environmental and Other Regulations or Failure to Comply with Existing Licensing, Trade or Other Regulations Could Have a Material Adverse Effect on the Company’s Financial Condition.

The Company’s business is highly regulated by federal, state and local laws and regulations regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with Distributors, environmental impact of operations and other matters. These laws and regulations are subject to frequent reevaluation, varying interpretations and political debate, and inquiries from governmental regulators charged with their enforcement. Failure to comply with existing laws and regulations relating to the Company’s operations or any revisions to such laws and regulations or the failure to pay taxes or other fees imposed on the Company’s operations and results could result in the loss, revocation or suspension of the Company’s licenses, permits or approvals, and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Certain states are considering or have passed laws and regulations that allow the sale and distribution of marijuana. It is possible that legal marijuana usage could adversely impact the demand for the Company’s products.

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

In addition to these inherent brand risks, the founder and Chairman of the Company, C. James Koch, is an integral part of the Company’s Samuel Adams brand history, equity and current and potential future brand messaging and the Company relies on the positive public perception of its founder. The role of Mr. Koch as founder, brewer and leader of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to continue his active role, his absence could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if Drinkers views of Mr. Koch were to negatively change. If either of these were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

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

The Class B Shareholder Has Significant Influence over the Company

The Company’s Class A Common Stock is not entitled to any voting rights except for the right as a class to (1) approve certain mergers, charter amendments and by-law amendments and (2) elect a minority of the directors of the Company. Although not as a matter of right, the Class A stockholders have also been afforded the opportunity to vote on an advisory basis on executive compensation. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are currently decided by C. James Koch, who is the founder and Chairman of the Company, as the holder of 100% of the outstanding shares of the Company’s Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors, approval of equity-based and other executive compensation and other significant corporate and governance matters, such as approval of the Company’s independent registered public accounting firm. This could have the effect of delaying or preventing a change in control of the Company and makes most material transactions difficult or impossible to accomplish without the support of Mr. Koch. In addition, Mr. Koch could transfer some shares of the Class B Common Stock to others, which could impact the nature of the control currently held by him as the sole holder of the Class B Common Stock.

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

The Company Relies Upon Complex Information Systems

The Company depends on information technology to be able to operate efficiently and interface with customers and suppliers, as well as maintain financial and accounting reporting accuracy to ensure compliance with all applicable laws. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. The Company recognizes that many groups on a world-wide basis have experienced increases in cyber attacks and other hacking activity. The Company has dedicated internal and external resources to review and address such threats. However, as with all large information technology systems, the Company’s systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting information, disrupting business processes, or engaging in the unauthorized use of strategic information. Such unauthorized access could disrupt business operations and could result in the loss of assets or revenues, remediation costs or damage to the Company’s reputation, as well as litigation against the Company by third parties adversely affected by the unauthorized access. Such events could have a material adverse effect on the Company’s business and financial results. The Company also relies on third parties for supply of software, software and data hosting and telecommunications and networking, and is reliant on those third parties for the quality and integrity of these complex services. Failure by a third party supplier could have material adverse effect on the Company’s ability to operate.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2015 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices in approximately 54,200 square feet of leased space located in Boston, Massachusetts, the term of which is set to expire in 2026. The Company also leases small offices in California and Vermont.

The Company maintains a brewery and tour center in Boston, Massachusetts in approximately 37,000 square feet of leased space. The current term of the lease for this facility will expire in 2019, although it has an option to extend the term for an additional five years.

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

The Company owns approximately 62 acres of land in Walden, New York, consisting of an apple orchard and certain buildings, including a small cidery and tour center. The small cidery and tour center on this property consist of approximately 15,000 square feet of space.

The Company leases approximately 48,650 square feet of space in Los Angeles, California, which houses a small brewery, beer hall and tour center. The current term of the lease for this facility will expire in 2021.

The Company leases approximately 11,365 square feet of space in Miami, Florida, which houses a small brewery, beer hall and tour center. The current term of the lease for this facility will expire in 2023.

The Company leases approximately 1,500 square feet of space within the retail section of MCU Park in Brooklyn, New York, which houses a small brewery and tasting room. The current term of the lease for this facility will expire in 2019.

The Company owns 52.7 acres of vacant land in Freetown, Massachusetts. In January 2015, the Company entered into an agreement for the sale of this land. The closing of the sale is now expected to occur in the first quarter of 2016, subject to buyer due diligence and certain other conditions.

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

The graph set forth below shows the value of an investment of $100 on January 1, 2011 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”), the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) and a custom peer group which consists of Molson Coors Brewing Company and Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Inc.), the two remaining U.S. publicly-traded brewing companies (“Peer Group”), for the five years ending December 26, 2015.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/31/11	12/29/12	12/28/13	12/27/14	12/26/15
The Boston Beer Company, Inc.	10.88	22.49	82.06	22.16	-30.55
S&P 500 Index	2.18	14.07	34.12	15.76	0.77
S&P 500 Beverages Index	7.30	7.16	22.48	19.04	10.52
Peer Group	-12.09	1.17	36.24	37.43	25.24

	Base	INDEXED RETURNS Years Ending
Company Name / Index	Period 12/25/10	12/31/11	12/29/12	12/28/13	12/27/14	12/26/15
The Boston Beer Company, Inc.	100	110.88	135.82	247.27	302.05	209.78
S&P 500 Index	100	102.18	116.56	156.34	180.97	182.36
S&P 500 Beverages Index	100	107.30	114.99	140.84	167.65	185.29
Peer Group	100	87.91	88.93	121.16	166.51	208.53

Peer Group Companies
Craft Brew Alliance Inc
Molson Coors Brewing Co

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2015	High	Low
First Quarter	$323.99	$257.24
Second Quarter	$272.83	$237.62
Third Quarter	$236.55	$197.05
Fourth Quarter	$258.43	$201.90

Fiscal 2014	High	Low
First Quarter	$249.81	$203.81
Second Quarter	$246.04	$212.07
Third Quarter	$232.61	$215.69
Fourth Quarter	$297.78	$210.44

There were 10,248 holders of record of the Company’s Class A Common Stock as of February 12, 2016. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 12, 2016, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $185.04.

Class A Common Stock

At December 26, 2015, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 9,449,927 were issued and outstanding, which includes 60,922 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of

Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 26, 2015, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 3,367,355 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 12, 2016, C. James Koch, the Company’s Chairman, was the sole holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

On February 10, 2016, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $50.0 million, thereby increasing the limit from $525.0 million to $575.0 million. As of December 26, 2015, the Company has repurchased a cumulative total of approximately 11.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $446.1 million.

During the twelve months ended December 26, 2015, the Company repurchased 617,274 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 28, 2014 to January 31, 2015	2,460	$280.98	2,460	$41,920,501
February 1, 2015 to February 28, 2015	24	119.14	—	41,920,501
March 1, 2015 to March 28, 2015	32,871	268.15	32,693	33,122,126
March 29, 2015 to May 2, 2015	17,934	267.92	17,879	28,328,911
May 3, 2015 to May 30, 2015	—	—	—	78,328,911
May 31, 2015 to June 27, 2015	34,367	247.26	34,363	69,830,129
June 28, 2015 to August 1, 2015	105,248	224.93	105,134	122,163,970
August 2, 2015 to August 29, 2015	82,285	223.18	82,153	103,816,477
August 30, 2015 to September 26, 2015	88,262	215.19	88,262	83,819,092
September 27, 2015 to October 31, 2015	76,697	226.93	76,697	116,410,572
November 1, 2015 to November 28, 2015	86,938	212.77	86,938	97,908,260
November 29, 2015 to December 26, 2015	90,188	210.69	90,168	78,906,271

Total	617,274	$224.77	616,747	$78,906,271

Of the shares that were purchased during the period, 527 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 26 2015	Dec. 27 2014	Dec. 28 2013	Dec. 29 2012 (53 weeks)	Dec. 31 2011
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$1,024,040	$966,478	$793,705	$628,580	$558,282
Less excise taxes	64,106	63,471	54,652	48,358	45,282

Net revenue	959,934	903,007	739,053	580,222	513,000
Cost of goods sold	458,317	437,996	354,131	265,012	228,433

Gross profit	501,617	465,011	384,922	315,210	284,567
Operating expenses:
Advertising, promotional and selling expenses	273,629	250,696	207,930	169,306	157,261
General and administrative expenses	71,556	65,971	62,332	50,171	43,485
Impairment of assets	258	1,777	1,567	149	666
Settlement proceeds	—	—	—	—	(20,500)

Total operating expenses	345,443	318,444	271,829	219,626	180,912

Operating income	156,174	146,567	113,093	95,584	103,655
Other expense, net	(1,164)	(973)	(552)	(67)	(155)

Income before provision for income taxes	155,010	145,594	112,541	95,517	103,500
Provision for income taxes	56,596	54,851	42,149	36,050	37,441

Net income	$98,414	$90,743	$70,392	$59,467	$66,059

Net income per share — basic	$7.46	$6.96	$5.47	$4.60	$5.08
Net income per share — diluted	$7.25	$6.69	$5.18	$4.39	$4.81
Weighted average shares outstanding — basic	13,123	12,968	12,766	12,796	13,012
Weighted average shares outstanding — diluted	13,520	13,484	13,504	13,435	13,741

Balance Sheet Data:
Working capital	$112,443	$97,292	$59,901	$73,448	$58,674
Total assets	$645,400	$605,161	$444,075	$359,484	$272,488
Total long-term obligations	$73,019	$58,851	$37,613	$25,499	$20,694
Total stockholders’ equity	$461,221	$436,140	$302,085	$245,091	$184,745

Statistical Data:
Barrels sold	4,256	4,103	3,416	2,746	2,484
Net revenue per barrel	$226	$220	$216	$211	$207

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s beers compete primarily in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share, as drinkers continue to trade up in taste and quality. The Company estimates that in 2015 the craft beer category percentage volume growth was in the mid to high teens, the Better Beer category volume was up approximately 9%, and the total beer category was essentially flat. The Company believes that the Better Beer category is approximately 27% of United States beer consumption by volume. The Company estimates the Hard Cider category to be approximately 1% of the total beer category and believes it has many characteristics similar to the Better Beer category. The Company believes that significant opportunity continues to exist for the Better Beer and Hard Cider categories to gain market share in the total beer category. Depletions or Distributor sales to retailers of the Company’s beers and hard ciders, increased approximately 4% in 2015 from the comparable 52 week period in the prior year.

Outlook

Year-to-date depletions reported to the Company for the 6 weeks ended February 6, 2016 are estimated by the Company to have decreased approximately 3% from the comparable period in 2015.

The Company is targeting earnings per diluted share for 2016 of between $7.60 and $8.00, but actual results could vary significantly from this target. The 2016 fiscal year includes 53 weeks compared to the 2015 fiscal year which included only 52 weeks. The Company is currently planning that 2016 depletions and shipments percentage growth will be in the mid-single digits. The Company is targeting national price increases of between 1% and 2%. Full-year 2016 gross margins are currently expected to be between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses by between $10 million and $20 million for the full year 2016, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company intends to increase its investment in its brands in 2016 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2016 effective tax rate of approximately 37%.

The Company is continuing to evaluate 2016 capital expenditures. Its current estimates are between $60 million and $80 million, consisting mostly of continued investments in the Company’s breweries. The actual total amount spent on 2016 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2016 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

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

The following table sets forth certain items included in the Company’s consolidated statements of comprehensive income:

	Year Ended
	Dec. 26 2015	Dec. 27 2014	Dec. 28 2013
	Barrels Sold (in thousands)
Core brands	4,241	4,093	3,403
Non-core products	15	10	13

Total barrels	4,256	4,103	3,416

	Percentage of Net Revenue
Net revenue	100%	100%	100%
Cost of goods	47.7	48.5	47.9

Gross profit	52.3	51.5	52.1
Advertising, promotional and selling expenses	28.5	27.8	28.2
General and administrative expenses	7.5	7.3	8.4
Impairment of assets	0.0	0.2	0.2

Total operating expenses	36.0	35.3	36.8
Operating income	16.3	16.2	15.3
Interest income	0.0	0.0	0.0
Other expense, net	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	16.1	16.1	15.2
Provision for income taxes	5.9	6.1	5.7

Net income	10.3%	10.0%	9.5%

Year Ended December 26, 2015 (52 weeks) Compared to Year Ended December 27, 2014 (52 weeks)

Net revenue. Net revenue increased by $56.9 million, or 6.3%, to $959.9 million for the year ended December 26, 2015, as compared to $903.0 million for the year ended December 27, 2014, due primarily to increased shipments and increased revenue per barrel.

Volume. Total shipment volume of 4,256,000 barrels for the year ended December 26 2015 includes shipments of core brands of 4,241,000 barrels and other shipments of 15,000 barrels. Shipment volume for core brands increased by 3.6% over comparable 2014 levels of 4,093,000 barrels, due primarily to increases in shipments of Coney Island, Twisted Tea, Angry Orchard and Traveler brand products that were only partially offset by shipment declines in Samuel Adams brand products.

Depletions, or sales by Distributors to retailers, of the Company’s core products for the year ended December 26, 2015 increased by approximately 4% compared to the prior year, primarily due to increases in depletions of Twisted Tea, Coney Island, Angry Orchard and Traveler brand products that were only partially offset by declines in depletions of Samuel Adams brand products.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 2.6% to $226.18 per barrel for the year ended December 26, 2015, as compared to $220.46 per barrel for the year ended December 27, 2014, due primarily to price increases and changes in product and package mix.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its core brands in kegs, bottles and cans. Assuming the same level of production, a shift in the mix from bottles and cans to kegs would effectively decrease revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 1.7% to 78.7% of total shipments for the year ended December 26, 2015 as compared to the year ended December 27, 2014.

Gross profit. Gross profit for core products was $118.29 per barrel for the year ended December 26, 2015, as compared to $113.55 per barrel for the year ended December 27, 2014. Gross margin for core products was 52.3% for the year ended December 26, 2015, as compared to 51.5% for the year ended December 27, 2014. The increase in gross profit per barrel of $4.74 is primarily due to an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel.

Cost of goods sold for core brands was $107.89 per barrel for the year ended December 26, 2015, as compared to $106.91 per barrel for the year ended December 27, 2014. The 2015 increase in cost of goods sold of $0.98 per barrel of core product is primarily due to product and package mix and higher brewery operating costs, partially offset by lower ingredient costs.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, increased $22.9 million, or 9.2%, to $273.6 million for the year ended December 26, 2015, as compared to $250.7 million for the year ended December 27, 2014. The increase was primarily a result of increased media advertising of $14.6 million, increased costs for additional sales personnel and commissions of $5.5 million and increased point of sale and local marketing of $4.1 million.

Advertising, promotional and selling for core brands were 28.5% of net revenue, or $64.53 per barrel, for the year ended December 26, 2015, as compared to 27.8% of net revenue, or $61.25 per barrel, for the year ended December 27, 2014. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $5.6 million, or 8.5%, to $71.6 million for the year ended December 26, 2015, as compared to $66.0 million for the comparable period in 2014. The increase was primarily due to increases in salary and benefit expenses, consulting and facilities costs.

Impairment of assets. For the year ended December 26, 2015,the Company incurred impairment charges of $0.3 million, based upon its review of the carrying values of its property, plant and equipment.

Stock-based compensation expense. For the year ended December 26, 2015, an aggregate of $6.7 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation decreased by $0.2 million in 2015 compared to 2014, primarily due to performance not being achieved on certain awards granted during 2015.

Provision for income taxes. The Company’s effective tax rate for the year ended December 26, 2015 of 36.5% decreased from the year ended December 27, 2014 rate of approximately 37.7%. This decrease was primarily the result of an increased federal manufacturing deduction and lower state tax rates.

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

Net Revenue per barrel. The net revenue per barrel for core brands increased by 1.6% to $220.46 per barrel for the year ended December 27, 2014, as compared to $216.94 per barrel for the year ended December 28, 2013, due primarily to price increases and changes in product and package mix.

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

General and administrative. General and administrative expenses increased by $3.7 million, or 5.8%, to $66.0 million for the year ended December 27, 2014, as compared to $62.3 million for the comparable period in 2013. The increase was primarily due to increases in salary costs.

Impairment of assets. For the year ended December 27, 2014, the Company incurred impairment charges of $1.8 million based upon its review of the carrying values of its property, plant and equipment, primarily due to a $1.6 million change in the estimated fair value of machinery that is intended to be replaced in early 2015.

Stock-based compensation expense. For the year ended December 27, 2014, an aggregate of $6.9 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation decreased by $0.5 million in 2014 compared to 2013, primarily due to decreased awards granted during 2014.

Provision for income taxes. The Company’s effective tax rate for the year ended December 27, 2014 of 37.7% increased from the year ended December 28, 2013 rate of approximately 37.5%. This increase was primarily a result of a federal income tax audit settlement during 2013.

Liquidity and Capital Resources

Cash increased to $94.2 million as of December 26, 2015 from $76.4 million as of December 27, 2014, reflecting cash provided by operating activities that was partially offset by purchases of property, plant and equipment and repurchase of Class A Common Stock.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities in 2015 was $168.7 million and primarily consisted of net income of $98.4 million, non-cash items of $42.1 million and a net decrease in operating assets and liabilities of $28.2 million. Cash provided by operating activities in 2014 totaled $141.2 million and primarily consisted of net income of $90.7 million, non-cash items of $42.2 million and a net decrease in operating assets and liabilities of $8.3 million.

The Company used $74.2 million in investing activities during 2015, as compared to $151.8 million during 2014. Investing activities primarily consisted of discretionary equipment purchases to increase capacity of the Company-owned breweries.

Cash used in financing activities was $76.7 million during 2015, as compared to $37.5 million provided by financing activities during 2014. The $114.2 million difference in financing cash flow in 2015 from 2014 is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program partially offset by an increase in proceeds from the exercise of stock options and the related tax benefits.

During the year ended December 26, 2015, the Company repurchased approximately 616,700 shares of its Class A Common Stock for an aggregate purchase price of $138.7 million. On February 10, 2016, the Board of Directors approved an increase of $50.0 million to the previously approved $525.0 million share buyback expenditure limit, for a new limit of $575.0 million. As of December 26, 2015, the Company had repurchased a cumulative total of approximately 11.5 million shares of its Class A Common Stock for an aggregate purchase price of $446.1 million.

From December 27, 2015 through February 12, 2016, the Company repurchased 184,000 additional shares of its Class A Common Stock for a total cost of $33.0 million. As of February 12, 2016, the Company has repurchased a cumulative total of approximately 11.7 million shares of its Class A Common Stock for an aggregate purchase price of $479.1 million. The Company has approximately $95.9 million remaining on the $575.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 26, 2015 of $94.2 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

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

Provision for Excess or Expired Inventory

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand and under purchase commitments totaled approximately $193.8 million at December 26, 2015. The Company’s provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess or expired inventory are recorded as a cost of goods sold and have historically been adequate to provide for losses on its raw materials. Provision for excess or expired inventory included in cost of goods sold was $4.0 million, $6.1 million, and $4.9 million in fiscal years 2015, 2014, and 2013.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment which are depreciated over their estimated useful lives. The carrying value of property, plant and equipment, net of accumulated depreciation, at December 26, 2015 was $409.9 million. For purposes of determining whether there are any impairment losses, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets was $0.3 million, $1.8 million, and $1.6 million in fiscal years 2015, 2014 and 2013.

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

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company credits approximately fifty percent of the Distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated accrual which would impact revenue. As of December 26, 2015 and December 27, 2014, the stale beer reserve was $3.3 million and $2.4 million, respectively.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $55.3 million, $52.4 million and $40.4 million in fiscal year 2015, 2014 and 2013, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2015, 2014 and 2013 were $33.2 million, $28.5 million and $23.1 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2015, 2014 and 2013 were $22.1 million, $23.9 million and $17.3 million, respectively. In fiscal 2015, 2014 and 2013, the Company recorded certain of these costs in the total amount of $16.6 million, $18.7 million and $13.4 million respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Kegs and Pallets Inventory and Refundable Deposits

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and cans and such kegs, bottles and cans are shipped on pallets to Distributors. Deposits held by the Company at December 26, 2015 totaled approximately $18.9 million. Most all kegs and pallets are owned by the Company. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and pallets. The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation – Stock Compensation. Stock-based compensation was $6.7 million, $6.9 million, and $7.3 million in fiscal years 2015, 2014, and 2013, respectively. Various option-pricing models are used to calculate the fair value of options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior.

In addition, an estimated pre-vesting forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized in the consolidated statements of comprehensive income.

Income Taxes

Income tax expense was $56.6 million, $54.9 million and $42.1 million in fiscal years 2015, 2014, and 2013, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its core brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed brands to compete within the Better Beer, FMB and hard cider categories and have acquired interests in craft beers and hard cider makers, or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates craft beer competition increasing as craft brewers have benefited from eleven years of healthy growth and are looking to maintain these trends. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 350 Distributors nationwide and the Company’s sales force of approximately 420 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in the Better Beer market.

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

During 2015, the Company entered into several hops future contracts in the normal course of business. The total value of the contracts entered into as of December 26, 2015, which are denominated in Euros and U.S. Dollars, was $50.0 million. The Company has no forward exchange contracts in place as of December 26, 2015 and currently intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

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

Contractual Obligations

The following table presents contractual obligations as of December 26, 2015:

		Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Hops, barley and wheat	$63,685	$26,763	$23,195	$13,727	$—
Apples and other ingredients	48,719	48,719	—	—	—
Advertising	29,113	28,826	287	—	—
Equipment and machinery	22,704	22,704	—	—	—
Glass bottles	21,412	21,412	—	—	—
Operating leases	17,523	2,664	5,618	4,955	4,286
Other	4,302	3,940	362	—	—

Total contractual obligations	$207,458	$155,028	$29,462	$18,682	$4,286

The Company had outstanding total non-cancelable contractual obligations of $207.5 million at December 26, 2015. These obligations are made up of hops, barley and wheat of $63.7 million, apples and other ingredients of $48.7 million, advertising contracts of $29.1 million, equipment and machinery of $22.7 million, glass bottles of $21.4 million, operating leases of $17.5 million, and other commitments of $4.3 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2020 and specify both the quantities and prices, denominated in Euros and U.S. Dollars, to which the Company is committed. Hops purchase commitments outstanding at December 26, 2015 totaled $50.0 million, based on the exchange rates on that date.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop years 2014 and 2015 and cover the Company’s barley, wheat, and malt requirements for part of 2016. These purchase commitments outstanding at December 26, 2015 totaled $13.7 million. On January 6, 2016 the Company entered into additional malt commitments for an incremental $4.1 million.

The Company sources glass bottles pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with

Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of December 26, 2015 totaled $21.4 million.

The Company has various operating lease agreements in place for facilities and equipment as of December 26, 2015. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021.

For the fiscal year ended December 26, 2015, the Company brewed most all of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 26, 2015, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the year beginning January 1, 2018, with early adoption permitted as of January 1, 2017. The Company is currently evaluating the impact ASU 2014-09 and has preliminarily concluded that it will not significantly affect how revenue for contracts with customers is recognized.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU 2015-04 gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. ASU 2015-04 will be effective prospectively for the year beginning December 27, 2015. The Company is currently evaluating the impact of ASU 2015-04 and has preliminarily concluded that it will not significantly affect the measurement of defined benefit retirement obligations and related plan assets.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective prospectively for the year beginning January 1, 2017. The Company is currently evaluating the impact ASU 2015-11 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. ASU 2015-17 permits entities to apply the amendments either prospectively or retrospectively. ASU 2015-17 will be effective for the year beginning January 1, 2017. The Company is currently evaluating the impact ASU 2015-17. As of December 26, 2015 and December 27, 2014, the Company had $7.0 million and $8.7 million, respectively, of current deferred tax assets on the consolidated balance sheet that would be classified as noncurrent under the new guidance.

See Note B of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 26, 2015.

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

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.50% at December 26, 2015) or (ii) the applicable LIBOR rate (0.36% at December 26, 2015) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 26, 2015, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $5.3 million as of December 26, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Boston Beer Company, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 26, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 26, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Boston Beer Company, Inc.

We have audited the accompanying consolidated balance sheet of The Boston Beer Company, Inc. and subsidiaries as of December 27, 2014 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Beer Company, Inc. and subsidiaries at December 27, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2015

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 26, 2015	December 27, 2014
Assets
Current Assets:
Cash and cash equivalents	$94,193	$76,402
Accounts receivable, net of allowance for doubtful accounts of $244 and $144 as of December 26, 2015 and December 27, 2014, respectively	38,984	36,860
Inventories	56,462	51,307
Prepaid expenses and other current assets	12,053	12,887
Income tax receivable	14,928	21,321
Deferred income taxes	6,983	8,685

Total current assets	223,603	207,462
Property, plant and equipment, net	409,926	381,569
Other assets	8,188	12,447
Goodwill	3,683	3,683

Total assets	$645,400	$605,161

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,718	$35,576
Current portion of debt and capital lease obligations	58	55
Accrued expenses and other current liabilities	68,384	74,539

Total current liabilities	111,160	110,170
Deferred income taxes	56,001	50,717
Debt and capital lease obligations, less current portion	471	528
Other liabilities	16,547	7,606

Total liabilities	184,179	169,021

Commitments and Contingencies (See Note J)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,389,005 and 9,452,375 issued and outstanding as of December 26, 2015 and December 27, 2014, respectively	94	95
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,367,355 and 3,617,355 issued and outstanding as of December 26, 2015 and December 27, 2014, respectively	34	36
Additional paid-in capital	290,096	224,909
Accumulated other comprehensive loss, net of tax	(951)	(1,133)
Retained earnings	171,948	212,233

Total stockholders’ equity	461,221	436,140

Total liabilities and stockholders’ equity	$645,400	$605,161

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Revenue	$1,024,040	$966,478	$793,705
Less excise taxes	64,106	63,471	54,652

Net revenue	959,934	903,007	739,053
Cost of goods sold	458,317	437,996	354,131

Gross profit	501,617	465,011	384,922
Operating expenses:
Advertising, promotional and selling expenses	273,629	250,696	207,930
General and administrative expenses	71,556	65,971	62,332
Impairment of assets	258	1,777	1,567

Total operating expenses	345,443	318,444	271,829

Operating income	156,174	146,567	113,093
Other income (expense), net:
Interest income	56	21	31
Other expense, net	(1,220)	(994)	(583)

Total other income (expense), net	(1,164)	(973)	(552)

Income before provision for income tax	155,010	145,594	112,541
Provision for income taxes	56,596	54,851	42,149

Net income	$98,414	$90,743	$70,392

Net income per common share — basic	$7.46	$6.96	$5.47

Net income per common share — diluted	$7.25	$6.69	$5.18

Weighted-average number of common shares — Class A basic	9,619	9,202	8,741

Weighted-average number of common shares — Class B basic	3,504	3,766	4,025

Weighted-average number of common shares — diluted	13,520	13,484	13,504

Net income	$98,414	$90,743	$70,392

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(22)	—	—
Defined benefit plans liability adjustment	204	(716)	466

Total other comprehensive income (loss), net of tax:	182	(716)	466

Comprehensive income	$98,596	$90,027	$70,858

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 26, 2015, December 27, 2014 and December 28, 2013

(in thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 29, 2012	8,704	$87	4,107	$41	$157,305	$(883)	$88,541	$245,091
Net income							70,392	70,392
Stock options exercised and restricted shares activities, including tax benefit of $5,282	132	1			8,402			8,403
Stock-based compensation expense					7,318			7,318
Repurchase of Class A Common Stock	(196)	(1)					(29,584)	(29,585)
Conversion from Class B to Class A	145	1	(145)	(1)				—
Defined benefit plans liability adjustment, net of tax of ($296)						466		466

Balance at December 28, 2013	8,785	88	3,962	40	173,025	(417)	129,349	302,085
Net income							90,743	90,743
Stock options exercised and restricted shares activities, including tax benefit of $17,353	351	3			45,027			45,030
Stock-based compensation expense					6,857			6,857
Repurchase of Class A Common Stock	(29)						(7,859)	(7,859)
Conversion from Class B to Class A	345	4	(345)	(4)				—
Defined benefit plans liability adjustment, net of tax of $455						(716)		(716)

Balance at December 27, 2014	9,452	95	3,617	36	224,909	(1,133)	212,233	436,140
Net income							98,414	98,414
Stock options exercised and restricted shares activities, including tax benefit of $15,350	303	3			58,522			58,525
Stock-based compensation expense					6,665			6,665
Repurchase of Class A Common Stock	(616)	(6)					(138,699)	(138,705)
Conversion from Class B to Class A	250	2	(250)	(2)				—
Defined benefit plans liability adjustment, net of tax of ($142)						204		204
Currency translation adjustment						(22)		(22)

Balance at December 26, 2015	9,389	$94	3,367	$34	$290,096	$(951)	$171,948	$461,221

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Cash flows provided by operating activities:
Net income	$98,414	$90,743	$70,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,885	35,138	25,903
Impairment of assets	258	1,777	1,567
Loss on disposal of property, plant and equipment	515	434	462
Bad debt expense (recovery)	165	(16)	19
Stock-based compensation expense	6,665	6,857	7,318
Excess tax benefit from stock-based compensation arrangements	(15,350)	(17,353)	(5,282)
Deferred income taxes	6,986	15,350	11,630
Changes in operating assets and liabilities:
Accounts receivable	(2,289)	5,157	(10,542)
Inventories	(5,155)	5,090	(12,036)
Prepaid expenses, income tax receivable and other assets	11,858	(9,447)	(7,616)
Accounts payable	5,985	884	3,173
Accrued expenses and taxes and other current liabilities	9,014	4,578	14,633
Other liabilities	8,732	2,019	361

Net cash provided by operating activities	168,683	141,211	99,982

Cash flows used in investing activities:
Purchases of property, plant and equipment	(74,187)	(151,784)	(100,655)
Cash paid for intangible assets and acquisition of brewery assets	(100)	(100)	(2,753)
Change in restricted cash	57	53	62
Proceeds from disposal of property, plant and equipment	—	—	18

Net cash used in investing activities	(74,230)	(151,831)	(103,328)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(135,705)	(7,859)	(29,585)
Proceeds from exercise of stock options	42,339	27,272	2,541
Cash paid on note payable and capital lease	(54)	(53)	(787)
Excess tax benefit from stock-based compensation arrangements	15,350	17,353	5,282
Net proceeds from sale of investment shares	1,408	785	956

Net cash (used in) provided by financing activities	(76,662)	37,498	(21,593)

Change in cash and cash equivalents	17,791	26,878	(24,939)
Cash and cash equivalents at beginning of year	76,402	49,524	74,463

Cash and cash equivalents at end of period	$94,193	$76,402	$49,524

Supplemental disclosure of cash flow information:
Income taxes paid	$45,078	$42,324	$29,442

Income taxes refunded	$17,252	$—	$—

Acquisition of property and equipment under capital lease	$—	$—	$252

Increase in accounts payable for repurchase of Class A Common Stock	$3,000	$—	$—

(Decrease) Increase in accounts payable for purchase of property, plant and equipment	$(1,843)	$268	$—

Allocation of purchase consideration to brewery acquisition to the following assets:
Property, plant and equipment	$—	$—	$110
Tradename	$—	$—	$1,608
Goodwill	$—	$—	$1,145

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2015

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company,” and “Angry Orchard Cider Company.” The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names that is produced under its own license and the Company’s licenses. In 2015, sales from A&S brands are less than 7% of net revenues.

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal periods of 2015, 2014 and 2013 consist of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of two operating segments that each produce and sell alcohol beverages. The first is the Boston Beer Company operating segment comprised of the Company’s Samuel Adams®, Twisted Tea® and Angry Orchard® brands. The second is the A&S Brewing Collaborative operating segment which is comprised of The Traveler Beer Company, Coney Island Brewing Company, Angel City Brewing Company and Concrete Beach Brewing Company. Both segments have similar economic characteristics. They also sell predominantly low alcohol beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment. Since the operating segments are similar in the areas outlined above, they are aggregated for financial statements purposes.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents at December 26, 2015 and December 27, 2014 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company has restricted cash associated with a term note agreement with Bank of America that was required by the Commonwealth of Pennsylvania to fund economic development at the Company’s Pennsylvania Brewery. The restricted cash subject to this agreement amounted to $456,000 and $513,000 at December 26, 2015 and December 27, 2014, respectively and is included in other assets on the Company’s Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 26, 2015 and December 27, 2014 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 26, 2015, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2015, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There were no individual customer accounts receivable balances outstanding at December 26, 2015 and December 27, 2014 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2015, 2014 and 2013.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 26, 2015 and December 27, 2014. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

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

The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, new products, cancellation costs, and supply, among others. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The Company’s accounting policy for inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed management’s expected future usage. Provision for excess or expired inventory included in cost of goods sold was $4.0 million, $6.1 million, and $4.9 million in fiscal years 2015, 2014, and 2013.

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

Kegs	5 years
Office equipment and furniture	3 to 5 years
Machinery and plant equipment	3 to 20 years, or the term of the production agreement, whichever is shorter
Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset
Building and building improvements	12 to 20 years, or the remaining useful life of the building, whichever is shorter

Refundable Deposits on Kegs and Pallets

The Company distributes its draft beer in kegs and packaged beer primarily in glass bottles and cans and such kegs, bottles and cans are shipped on pallets to Distributors. Most all kegs and pallets are owned by the Company. Kegs are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg, while pallets are expensed upon purchase. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and pallets, which is included in current liabilities in the Company’s balance sheets. Upon return of the kegs and pallets to the Company, the deposit is refunded to the Distributor.

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 26, 2015, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $0.9 million, $1.2 million and $1.2 million, respectively. For the year ended December 27, 2014, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.0 million, $1.8 million and $1.8 million, respectively. As of December 26, 2015 and December 27, 2014, the Company’s balance sheet includes $17.1 million and $18.2 million, respectively, in refundable deposits on kegs and pallets and $18.9 million and $25.9 million, respectively, in kegs, net of accumulated depreciation.

Goodwill

The Company does not amortize goodwill, but evaluates the recoverability of goodwill by comparing the carrying value and the fair value of its reporting units at the end of the third quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company has concluded that its goodwill was not impaired as of December 26, 2015 and December 27, 2014. As of December 26, 2015 and December 27, 2014, the goodwill of the Boston Beer Company reporting unit amounted to $1.4 million. As of December 26, 2015 and December 27, 2014 the goodwill of the A&S Brewing Collaborative reporting unit amounted to $2.3 million.

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

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 26, 2015 and December 27, 2014.

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax bases of the Company’s assets and liabilities and carryforwards, such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standards as defined in ASC Topic 740, Income Taxes.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards as defined in ACS Topic 740, Income Taxes.

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

Revenue Recognition

Net revenue includes product sales, less the distributor promotional discount allowance, certain Distributor incentives, as discussed below in Customer Programs and Incentives, the stale beer accrual and excise taxes. The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 26, 2015 and December 27, 2014, the Company has deferred $3.9 million and $6.0 million, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $62.2 million, $62.6 million, and $50.3 million in fiscal years 2015, 2014, and 2013, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales and sales support workforce, promotional activity expenses, freight charges related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $120.1 million, $100.5 million, and $81.0 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2015, 2014, and 2013, respectively.

The Company conducts certain advertising and promotional activities in its Distributors’ markets and the Distributors make contributions to the Company for such efforts. Reimbursements from Distributors for advertising and promotional activities are recorded as reductions to advertising, promotional and selling expenses.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition – Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $55.3 million, $52.4 million, and $40.4 million in fiscal year 2015, 2014, and 2013, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2015, 2014, and 2013 were $33.2 million, $28.5 million, and $23.1 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. Agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2015, 2014, and 2013 were $22.1 million, $23.9 million, and $17.3 million, respectively. In 2015, 2014, and 2013, the Company recorded certain of these costs in the total amount of $16.6 million, $18.7 million, and $13.4 million respectively as reductions to net revenue. Costs recognized as reduction to net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets.

General and Administrative Expenses

The following expenses are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income: general and administrative salary and benefit expenses, insurance costs, professional service fees, rent and utility expenses, meals, travel and entertainment expenses for general and administrative employees, and other general and administrative overhead costs.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures.

As permitted by ASC 718, the Company elected to use a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options, with the exception of the 2008 and 2016 stock option grants to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. See Note M for further discussion of the application of the option-pricing models.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company is currently evaluating the impact ASU 2014-09 and has preliminarily concluded that it will not significantly affect how revenue for contracts with customers is recognized.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU 2015-04 gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. ASU 2015-04 will be effective prospectively for the year beginning December 27, 2015. The Company is currently evaluating the impact of ASU 2015-04 and has preliminarily concluded that it will not significantly affect the measurement of defined benefit retirement obligations and related plan assets.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective prospectively for the year beginning January 1, 2017. The Company is currently evaluating the impact ASU 2015-11 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. ASU 2015-17 permits entities to apply the amendments either prospectively or retrospectively. ASU 2015-17 will be effective for the year beginning January 1, 2017. The Company is currently evaluating the impact ASU 2015-17. As of December 26, 2015 and December 27, 2014, the Company had $7.0 million and $8.7 million, respectively, of current deferred tax assets on the consolidated balance sheet that would be classified as noncurrent under the new guidance.

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

	December 26,	December 27,
	2015	2014
	(in thousands)
Raw Materials	$42,123	$39,535
Work in process	8,876	7,391
Finished Goods	8,261	10,793

	59,260	57,719
Less portion in other long term assets	(2,798)	(6,412)

	$56,462	$51,307

D. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 26,	December 27,
	2015	2014
	(in thousands)
Prepaid malt and barley	$3,184	$4,368
Excise and other tax receivables	2,093	4,572
Supplier rebates	1,929	1,641
Lease incentive receivable	1,584	—
Prepaid insurance	1,047	1,009
Other	2,216	1,297

	$12,053	$12,887

E. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 26,	December 27,
	2015	2014
	(in thousands)
Machinery and plant equipment	$387,180	$358,781
Kegs	71,391	72,124
Land	25,135	23,992
Building and building improvements	101,836	77,130
Office equipment and furniture	19,635	14,063
Leasehold improvements	12,037	7,889

	617,214	553,979
Less accumulated depreciation	207,288	172,410

	$409,926	$381,569

The Company recorded depreciation and amortization expense related to these assets of $43.4 million, $34.8 million, and $25.7 million in fiscal years 2015, 2014, and 2013, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During 2015, 2014, and 2013, the Company recorded impairment charges of $0.3 million, $1.8 million, and $1.6 million, respectively.

F. Goodwill

Goodwill represents the excess of the purchase price of the Company-owned breweries over the fair value of the net assets acquired upon the completion of the acquisitions.

The following table summarizes the Company’s changes to the carrying amount of goodwill for the fifty-two weeks ended December 26, 2015 (in thousands):

	Balance at		Balance at
	December 27,		December 26,
	2014	Additions	2015
Goodwill	$3,683	$—	$3,683

G. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 26,	December 27,
	2015	2014
	(in thousands)
Accrued deposits	$18,865	$19,665
Employee wages, benefits and reimbursements	12,367	14,528
Advertising, promotional and selling expenses	11,249	8,353
Accrued freight	5,681	4,265
Accrued excise taxes	3,976	4,980
Deferred revenue	3,949	6,034
Accrued stale beer	3,254	2,422
Accrued sales and use tax	2,656	4,187
Accrued ingredients	—	4,047
Other accrued liabilities	6,387	6,058

	$68,384	$74,539

H. Debt and Capital Lease Obligations

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2019. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.50% at December 26, 2015) or (ii) the applicable LIBOR rate (0.36% at December 26, 2015) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 9,810 as of December 26, 2015, compared to a minimum allowable ratio of 2.00 and the Company’s total funded debt to EBITDA ratio was 0.00 as of December 26, 2015, compared to a maximum allowable ratio of 2.50. The Company was in compliance with all financial covenants as of December 26, 2015 and December 27, 2014. There were no borrowings outstanding under the credit facility as of December 26, 2015 and December 27, 2014.

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

I. Income Taxes

Significant components of the provision for income taxes are as follows:

	2015	2014	2013
	(in thousands)
Current:
Federal	$42,391	$30,595	$24,090
State	7,403	8,262	6,723

Total current	49,794	38,857	30,813
Deferred:
Federal	6,279	15,407	11,116
State	523	587	220

Total deferred	6,802	15,994	11,336

Total provision for income taxes	$56,596	$54,851	$42,149

The Company’s reconciliations to statutory rates are as follows:

	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	4.0	4.1
Deduction relating to U.S. production activities	(2.7)	(2.1)	(2.2)
Change in uncertain tax positions	—	—	(0.9)
Other	0.8	0.8	1.5

	36.5%	37.7%	37.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 26,	December 27,
	2015	2014
	(in thousands)
Deferred tax assets:
Accrued expenses	$7,435	$5,087
Stock-based compensation expense	9,493	9,342
Inventory	2,398	4,534
Other	4,154	2,886

Total deferred tax assets	23,480	21,849
Valuation allowance	(1,036)	(1,049)

Total deferred tax assets net of valuation allowance	22,444	20,800
Deferred tax liabilities:
Property, plant and equipment	(69,226)	(61,057)
Prepaid expenses	(1,475)	(1,080)
Goodwill	(761)	(695)

Total deferred tax liabilities	(71,462)	(62,832)

Net deferred tax liabilities	$(49,018)	$(42,032)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.1 million, $0.0 million, and $0.0 million for fiscal years 2015, 2014, and 2013, respectively. Accrued interest and penalties amounted to $0.4 million and $0.3 million at December 26, 2015 and December 27, 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
	(in thousands)
Balance at beginning of year	$368	$619
Increases related to current year tax positions	44	40
Increases related to prior year tax positions	117	—
Decreases related to settlements	—	(270)
Decreases related to lapse of statute of limitations	(43)	(21)

Balance at end of year	$486	$368

Included in the balance of unrecognized tax benefits at December 26, 2015 and December 27, 2014 are potential net benefits of $0.4 million and $0.3 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

As of December 26, 2015, the Company’s 2013 and 2014 federal income tax returns remain subject to examination by the Internal Revenue Service (“IRS”). The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of December 26, 2015. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2016 if there is a completion of certain income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

The Company’s short term income tax receivable of $14.3 million in the accompanying consolidated balance sheets is primarily due to the Protecting Americans from Tax Hikes Act of 2015, being enacted after 2015 corporate estimated tax payments were due on December 15, 2015. These tax extenders allow the Company to claim accelerated tax depreciation on qualified property, plant, and equipment additions, and the research & development tax credit on the 2015 federal corporate income tax return. As of this filing date, the Company has applied with the IRS for a $12.0 million quick refund of overpayment of estimate tax, which the Company expects to receive during the first quarter 2016.

J. Commitments and Contingencies

Contractual Obligations

The Company had outstanding total non-cancelable contractual obligations of $207.5 million at December 26, 2015. These obligations are made up of hops, barley and wheat totaling $63.7 million, apples and other ingredients of $48.7 million, advertising contracts of $29.1 million, equipment and machinery of $22.7 million, glass bottles of $21.4 million, operating leases of $17.5 million, and other commitments of $4.3 million. As of December 26, 2015, projected cash outflows under contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Hops, barley and wheat	$63,685	$26,763	$23,195	$13,727	$—
Apples and other ingredients	48,719	48,719	—	—	—
Advertising	29,113	28,826	287	—	—
Equipment and machinery	22,704	22,704	—	—	—
Glass bottles	21,412	21,412	—	—	—
Operating leases	17,523	2,664	5,618	4,955	4,286
Other	4,302	3,940	362	—	—

Total contractual obligations	$207,458	$155,028	$29,462	$18,682	$4,286

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2020 and specify both the quantities and prices, denominated in Euros and U.S. Dollars, to which the Company is committed. Hops purchase commitments outstanding at December 26, 2015 totaled $50.0 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop years 2014 and 2015 and cover the Company’s barley, wheat, and malt requirements for part of 2016. These purchase commitments outstanding at December 26, 2015 totaled $13.7 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of December 26, 2015 totaled $21.4 million.

The Company has various operating lease agreements in place for facilities and equipment as of December 26, 2015. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021. Aggregate rent expense was $3.4 million, $3.2 million, and $2.7 million in fiscal years 2015, 2014, and 2013, respectively.

For the fiscal year ended December 26, 2015, the Company brewed over 95% of its core brands volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 26, 2015, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$88,108	$—	$—	$88,108

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$68,846	$—	$—	$68,846

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

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total
Note payable	$—	$458	$—	$458

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total
Note payable	$—	$513	$—	$513

L. Brewery Acquisitions

On August 26, 2013, A&S acquired substantially all of the assets of the Coney Island business (“Coney Island”) and certain other assets from Shmaltz Brewing Company for an aggregate purchase price of $2.9 million. Costs related to the acquisition of Coney Island were not significant and were expensed as incurred.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2015, 2014, and 2013, the Company granted options to purchase 18,723, 7,090, and 40,925 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the 2015 option grants, 14,742 shares relate to performance-based option grants and 3,981 relate to special long-term service-based retention stock options. Of the 2014 option grants, all shares relate to performance-based option grants. Of the 2013 option grants, 10,925 shares relate to performance-based option grants, 15,000 shares relate to a long-term performance-based option, and 15,000 shares relate to special long-term service-based retention stock options. The number of shares that will vest under the performance-based options depends on the level of performance targets attained on various dates.

On January 1, 2016, the Company granted options to purchase an aggregate of 663,136 shares of the Company’s Class A Common Stock with a weighted average fair value of $46.80 per share, of which 574,507 shares relate to a special long-term service-based retention stock option issued to the Chief Executive Officer, 70,502 shares relate to other special long-term service-based retention stock options and 18,127 shares relate to performance-based stock options .

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2015, 2014, and 2013, the Company granted 6,092, 16,432, and 11,987 shares, respectively, of restricted stock awards to certain senior managers and key employees, most of which are service-based and generally vest ratably over service periods of five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2015, 2014, and 2013, employees elected to purchase an aggregate of 8,301, 8,516, and 12,894 investment shares, respectively.

On January 1, 2016, the Company granted 8,921 shares of restricted stock awards to certain senior managers and key employees of which all shares vest ratably over service periods of five years. On January 1, 2016, employees elected to purchase 9,133 shares under the investment share program.

On December 9, 2015, the Equity Plan was amended whereby the number of shares of Class A Common Stock reserved for issuance under the plan was increased from 6.0 million to 6.7 million. As of December 26, 2015, 1.4 million shares remained available for grant. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2015, 2014, and 2013 the Company granted options to purchase an aggregate of 5,640, 6,696, and 9,864 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 550,000 shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 102,933 shares were available for grant as of December 26, 2015. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	1,380,444	$55.37
Granted	24,363	283.22
Forfeited	—	—
Expired	—	—
Exercised	(277,645)	151.28

Outstanding at December 26, 2015	1,127,162	$63.99	3.43	$161,603

Exercisable at December 26, 2015	380,543	$62.29	3.17	$54,885

Vested and expected to vest at December 26, 2015	1,089,831	$63.96	3.43	$156,268

Of the total options outstanding at December 26, 2015, 117,352 shares were performance-based options.

Stock Option Grants to Chief Executive Officer

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At December 26, 2015 and December 27, 2014, 452,319 shares and 603,092 shares of the stock option remained outstanding, respectively. If the outstanding shares at December 26, 2015 were exercised on that date, the exercise price would have been $135.40 per share. If the outstanding shares at December 27, 2014 were exercised on that date, the exercise price would have been $225.74 per share. Reflected in the table above is the minimum exercise price of $37.65. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.5, $0.7, and $1.0, million related to this option in the fiscal 2015, 2014, and 2013, respectively.

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $150 per share over the exercise price. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2015	2014	2013
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$2,943	$3,342	$3,054
Amounts included in general and administrative expenses	3,722	3,515	4,264

Total stock-based compensation expense	$6,665	$6,857	$7,318

Amounts related to performance-based stock awards included in total stock-based compensation expense	$831	$1,378	$1,401

As permitted by ASC 718, the Company uses a lattice model, such as the binomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the binomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the binomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2015, 2014, and 2013 was $128.54, $106.81 and $60.99 per share, respectively, as calculated using a binomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2015	2014	2013
Expected volatility	34.2%	34.3%	33.9%
Risk-free interest rate	2.16%	2.83%	1.85%
Expected dividends	0%	0%	0%
Exercise factor	3.0 times	3.4 times	2.8 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

Expected volatility is based on the Company’s historical realized volatility. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option when using the binomial option-pricing model. Expected dividend yield is 0% because the Company has not paid dividends in the past and currently has no known intention to do so in the future. Exercise factor and discount for post-vesting restrictions are based on the Company’s historical experience.

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

Under ASC 718, compensation expense is recognized less estimated forfeitures. Because most of the Company’s equity awards vest on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures. For equity awards that do not vest on January 1st, the estimated forfeiture rate used was 5.0%. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during 2015, 2014, and 2013 was $4.1 million, $3.8 million, and $4.7 million, respectively. The aggregate intrinsic value of stock options exercised during 2015, 2014, and 2013 was $37.7 million, $45.8 million, and $12.5 million, respectively.

Based on equity awards outstanding as of December 26, 2015, there is $10.0 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.2 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 26, 2015 that are expected to vest (in thousands):

2016	$3,695
2017	2,780
2018	2,030
2019	1,237
2020	130
Thereafter	89

Total	$9,961

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 27, 2014	73,098	$116.02
Granted	14,393	195.16
Vested	(25,732)	79.44
Forfeited	(837)	121.04

Non-vested at December 26, 2015	60,922	$150.03

Stock Repurchase Program

On February 10, 2016, the Board of Directors of the Company increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $50.0 million, thereby increasing the limit from $525.0 million to $575.0 million.

As of December 26, 2015, the Company has repurchased a cumulative total of approximately 11.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $446.1 million as follows:

	Number of Shares	Aggregate Purchase Price
		(in thousands)
Repurchased at December 29, 2012	10,696,731	269,943
2013 repurchases	195,728	29,585

Repurchased at December 28, 2013	10,892,459	299,528
2014 repurchases	29,474	7,859

Repurchased at December 27, 2014	10,921,933	307,387
2015 repurchases	616,747	138,705

Repurchased at December 26, 2015	11,538,680	$446,092

N. Employee Retirement Plans and Post-Retirement Benefit Plan

The Company has one retirement plan covering substantially all non-union employees; two retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union, and post-retirement medical benefits covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, Samuel Adams Brewery Company, Ltd., Samuel Adams Pennsylvania Brewery Company or A&S Brewing Collaborative LLC. All non-union employees of these entities are eligible to participate in the plan on the first day of the first month after commencing employment or, if later, reaching age 21. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. After the sixth month of employment, the Company matches each participant’s contribution. A maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $3.0 million and $2.8 million in fiscal years 2015 and 2014, respectively. The basic annual administrative fee for the Boston Beer 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

Union Plans

The defined contribution plan, the Samuel Adams Brewery Company, Ltd. 401(k) Plan for Represented Employees (the “SABC 401(k) Plan”), is a Company-sponsored plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SABC 401(k) Plan, subject to IRS limitations. Effective July 1, 2007, the Company commenced making a non-elective contribution for eligible employees who are members of what is now the Service Employees’ International Union, Local 1, Firemen & Oilers Division (“Local #1”). Effective January 1, 2012, the Company commenced making a non-elective contribution for eligible employees who are members of The International Union of Operating Engineers, Local #20 (“Local #20”). Company contributions for fiscal 2015 and 2014 were insignificant. The basic annual administrative fee for the SABC 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the SABC 401(k) Plan. Such fees are not material to the Company.

The defined benefit plan, the Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”), is a Company-sponsored pension plan. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union #1199”) and who have completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made contributions of $188,000 and $162,000 in 2015 and 2014 respectively. At December 26, 2015 and December 27, 2014, the unfunded projected pension benefits were $1.6 million and $1.7 million, respectively.

The Company provides a supplement to eligible retirees from Local #20, Local #1 and Local Union #1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s comprehensive medical plan for at least 5 years before retirement and, in the case of retirees from Local #20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 4.5% at December 26, 2015 and 4.0% at December 27, 2014 respectively, and a 2.5% health care cost increase based on the Cincinnati Consumer Price Index for the years 2015, 2014, and 2013. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Local 1199 Pension Plan and the Retiree Medical Plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
	(in thousands)
Fair value of plan assets at end of fiscal year	$2,471	$2,402	$—	$—
Benefit obligation at end of fiscal year	4,105	4,092	671	720

Unfunded Status	$(1,634)	$(1,690)	$(671)	$(720)

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

The basis of the long-term rate of return assumption of 6.5% reflects the Local 1199 Plan’s current targeted asset mix of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 3% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Plan’s investment portfolio will be adjusted periodically to maintain the targeted ratios of debt securities and equity securities. Additional consideration is given to the plan’s historical returns as well as future long-range projections of investment returns for each asset category. The assumed discount rate in estimating the pension obligation was 4.5% and 4.0% at December 26, 2015 and December 27, 2014, respectively.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 26, 2015	December 27, 2014
Equity securities	67%	66%
Debt securities	33	34

Total	100%	100%

O. Net Income per Share

Net Income per Common Share — Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 26,	December 27,	December 28,
	2015	2014	2013
	(in thousands, except per share data)
Net Income	$98,414	$90,743	$70,392

Allocation of net income for basic:
Class A Common Stock	$71,798	$64,027	$47,847
Class B Common Stock	26,154	26,207	22,035
Unvested participating shares	462	509	510

	$98,414	$90,743	$70,392
Weighted average number of shares for basic:
Class A Common Stock	9,619	9,202	8,741
Class B Common Stock*	3,504	3,766	4,025
Unvested participating shares	62	73	93

	13,185	13,041	12,859
Net income per share for basic:
Class A Common Stock	$7.46	$6.96	$5.47

Class B Common Stock	$7.46	$6.96	$5.47

*	Change in Class B Common Stock resulted from the conversion of 150,000 shares to Class A Common Stock on May 6, 2015 and 100,000 shares to Class A Common Stock on October 26, 2015, with the 52-week number of shares reflecting the weighted average for the period.

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Fifty-two weeks ended December 26, 2015
	Earnings to
	Common
	Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$71,798	9,619	$7.46
Add: effect of dilutive potential common shares Share-based awards	—	397
Class B Common Stock	26,154	3,504
Net effect of unvested participating shares	14

Net income per common share — diluted	$97,966	13,520	$7.25

	Fifty-two weeks ended December 27, 2014
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$64,027	9,202	$6.96
Add: effect of dilutive potential common shares Share-based awards	—	516
Class B Common Stock	26,207	3,766
Net effect of unvested participating shares	19	—

Net income per common share — diluted	$90,253	13,484	$6.69

	Fifty-two weeks ended December 28, 2013
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$47,847	8,741	$5.47
Add: effect of dilutive potential common shares Share-based awards	—	738
Class B Common Stock	22,035	4,025
Net effect of unvested participating shares	28	—

Net income per common share — diluted	$69,910	13,504	$5.18

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $7.46, $6.96 and $5.47 for the fiscal years 2015, 2014, and 2013, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase 16,000, 11,000, and 15,000 shares of Class A Common Stock were outstanding during fiscal 2015, 2014, and 2013, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 15,000, 30,000, and 40,000 shares of Class A Common Stock were outstanding during fiscal 2015, 2014, and 2013, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 26, 2015, December 27, 2014 and December 28, 2013, respectively.

P. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect and currency translation adjustments. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs and currency translation adjustments. The following table details the changes in accumulated other comprehensive (loss) income for 2015, 2014, and 2013 (in thousands):

Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2012	$(883)
Deferred pension and other post-retirement benefit costs, net of taxes of ($261)	407
Amortization of Deferred benefit costs, net of tax ($35)	59

Balance at December 28, 2013	$(417)
Deferred pension and other post-retirement benefit costs, net of taxes of $466	(734)
Amortization of Deferred benefit costs, net of tax ($11)	18

Balance at December 27, 2014	$(1,133)
Deferred pension and other post-retirement benefit costs, net of taxes of ($99)	130
Amortization of Deferred benefit costs, net of tax ($43)	74
Currency translation adjustment	(22)

Balance at December 26, 2015	$(951)

Q. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2015	$144	$165	$(65)	$244
2014	$160	$(16)	$—	$144
2013	$125	$35	$—	$160

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2015	$3,006	$33,204	$(33,397)	$2,813
2014	$2,602	$28,448	$(28,044)	$3,006
2013	$2,315	$23,132	$(22,845)	$2,602

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2015	$1,328	$4,045	$(3,848)	$1,525
2014	$1,616	$6,130	$(6,418)	$1,328
2013	$1,072	$4,884	$(4,340)	$1,616

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2015	$2,422	$7,780	$(6,948)	$3,254
2014	$1,754	$5,648	$(4,980)	$2,422
2013	$1,859	$3,432	$(3,537)	$1,754

R. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 26, 2015, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements except for the stock options and awards granted on January 1, 2016 and the increased expenditure limit for the Company’s Stock Repurchase Program on February 10, 2016 as disclosed in Note M.

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

	For Quarters Ended
	December 26, 2015	September 26, 2015	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014	June 28, 2014	March 29, 2014
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Barrels sold	958	1,284	1,125	889	983	1,229	1,054	838
Net revenue	$215,133	$293,094	$252,204	$199,503	$217,817	$269,734	$231,611	$183,845

Gross profit	108,767	157,010	136,225	99,615	108,400	142,996	123,096	90,519

Operating income	26,338	60,879	46,819	22,138	32,036	60,647	40,493	13,391

Net income	$16,115	$38,624	$29,932	$13,743	$19,074	$37,926	$25,428	$8,315

Net income per share — basic	$1.25	$2.93	$2.24	$1.04	$1.46	$2.91	$1.95	$0.64

Net income per share — diluted	$1.21	$2.85	$2.18	$1.00	$1.40	$2.79	$1.88	$0.62

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 26, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 26, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Boston Beer Company, Inc.

Boston, Massachusetts

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”), as of December 26, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 18, 2016

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting to be held on May 25, 2016.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting to be held on May 25, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting to be held on May 25, 2016.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans
Approved by Security Holders	1,127,162	$63.99	1,536,583
Equity Compensation Plans Not	N/A	N/A	N/A

Approved by Security Holders
Total	1,127,162	$63.99	1,536,583

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting to be held on May 25, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting to be held on May  25, 2016.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

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

(b)	Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164).

10.1	Deferred Compensation Agreement between the Partnership and Alfred W. Rossow, Jr., effective December 1, 1992 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-96162).

10.2	Stockholder Rights Agreement, dated as of December, 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996).

10.3	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.4	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.5	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

10.6	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

+10.7	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

+10.8	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.9	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (“Office Lease Agreement”) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006).

*+10.10	Sixth Amendment to Lease Agreement dated June 3, 2015.

10.11	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

10.12	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009); amended and restated on December 12, 2012, effective as of January 1, 2012.

10.13	Amendment dated January 24, 2014 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2014).

*10.14	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, October8, 2013, October 8, 2014, and December 9, 2015.

*10.15	Stock Option Agreement between the Company and Martin F. Roper effective as of January 1, 2016.

*10.16	Offer Letter to Frank H. Smalla, Senior Vice President, Finance dated December 15, 2015.

*10.17	Offer Letter to Quincy B. Troupe, Senior Vice President, Supply Chain dated December 18, 2015.

*11.1	The information required by exhibit 11 has been included in Note O of the notes to the consolidated financial statements.

*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 26, 2015.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*23.2	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report.
+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of February 2016.

THE BOSTON BEER COMPANY, INC.

/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ Martin F. Roper Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director

/s/ William F. Urich William F. Urich	Chief Financial Officer and Treasurer (principal financial officer)

/s/ Matthew D. Murphy Matthew D. Murphy	Chief Accounting Officer (principal accounting officer)

/s/ David A. Burwick David A. Burwick	Director

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director

/s/ C. James Koch C. James Koch	Chairman and Director

/s/ Jay Margolis Jay Margolis	Director

/s/ Gregg A. Tanner Gregg A. Tanner	Director

/s/ Jean-Michel Valette Jean-Michel Valette	Director