Form 10-Q
period 2016-03-26
BOSTON BEER CO INC
filed 2016-04-21
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 15, 2016:

Class A Common Stock, $.01 par value	9,335,614
Class B Common Stock, $.01 par value	3,367,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March 26, 2016

SIGNATURES	20

EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 26, 2016	December 26, 2015

Assets
Current Assets:
Cash and cash equivalents	$51,128	$94,193
Accounts receivable, net of allowance for doubtful accounts of $211 and $244 as of March 26, 2016 and December 26, 2015, respectively	45,183	38,984
Inventories	61,737	56,462
Prepaid expenses and other current assets	12,499	12,053
Income tax receivable	5,029	14,928
Deferred income taxes	6,919	6,983

Total current assets	182,495	223,603

Property, plant and equipment, net	412,301	409,926
Other assets	9,352	8,188
Goodwill	3,683	3,683

Total assets	$607,831	$645,400

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$45,171	$42,718
Current portion of debt and capital lease obligations	60	58
Accrued expenses and other current liabilities	56,290	68,384

Total current liabilities	101,521	111,160

Deferred income taxes	56,288	56,001
Debt and capital lease obligations, less current portion	411	471
Other liabilities	14,264	16,547

Total liabilities	172,484	184,179

Commitments and Contingencies (See Note E)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,293,632 and 9,389,005 issued and outstanding as of March 26, 2016 and December 26, 2015, respectively	93	94
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,367,355 and 3,367,355 issued and outstanding as of March 26, 2016 and December 26, 2015, respectively	34	34
Additional paid-in capital	317,967	290,096
Accumulated other comprehensive loss, net of tax	(955)	(951)
Retained earnings	118,208	171,948

Total stockholders’ equity	435,347	461,221

Total liabilities and stockholders’ equity	$607,831	$645,400

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 26, 2016	March 28, 2015

Revenue	$202,009	$212,834
Less excise taxes	13,182	13,331

Net revenue	188,827	199,503
Cost of goods sold	97,296	99,888

Gross profit	91,531	99,615
Operating expenses:
Advertising, promotional and selling expenses	59,249	60,247
General and administrative expenses	21,045	17,230

Total operating expenses	80,294	77,477

Operating income	11,237	22,138
Other income (expense), net:
Interest income (expense), net	23	(3)
Other income (expense), net	(219)	(325)

Total other income (expense), net	(196)	(328)

Income before income tax provision	11,041	21,810
Provision for income taxes	4,009	8,067

Net income	$7,032	$13,743

Net income per common share - basic	$0.55	$1.04

Net income per common share - diluted	$0.53	$1.00

Weighted-average number of common shares - Class A basic	9,375	9,598

Weighted-average number of common shares - Class B basic	3,367	3,617

Weighted-average number of common shares - diluted	13,088	13,633

Net income	$7,032	$13,743

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4)	6

Comprehensive income	$7,028	$13,749

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 26, 2016	March 28, 2015

Cash flows provided by operating activities:
Net income	$7,032	$13,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,029	10,312
Loss on disposal of property, plant and equipment	303	335
Bad debt recovery	(33)	(42)
Stock-based compensation expense	2,686	1,621
Excess tax benefit from stock-based compensation arrangements	(3,839)	(12,538)
Deferred income taxes	351	(5)
Changes in operating assets and liabilities:
Accounts receivable	(6,166)	(7,444)
Inventories	(5,275)	(4,489)
Prepaid expenses, income tax receivable and other assets	8,165	29,535
Accounts payable	825	2,138
Accrued expenses and other current liabilities	(8,282)	(12,108)
Other liabilities	(1,529)	167

Net cash provided by operating activities	6,267	21,225

Cash flows used in investing activities:
Purchases of property, plant and equipment	(13,011)	(18,688)
Cash paid for acquisition of intangible assets	—	(100)
Decrease in restricted cash	56	57

Net cash used in investing activities	(12,955)	(18,731)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(60,775)	(9,490)
Proceeds from exercise of stock options	20,347	39,745
Cash paid on note payable	(58)	(54)
Excess tax benefit from stock-based compensation arrangements	3,839	12,538
Net proceeds from sale of investment shares	270	521

Net cash (used in) provided by financing activities	(36,377)	43,260

Change in cash and cash equivalents	(43,065)	45,754

Cash and cash equivalents at beginning of year	94,193	76,402

Cash and cash equivalents at end of period	$51,128	$122,156

Supplemental disclosure of cash flow information:
Income taxes paid	$1,963	$417

Income taxes refunded	$12,000	$17,252

Increase in accounts payable for purchase of property, plant and equipment	$1,628	$1,647

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company” and “Hard Seltzer Beverage Company”. The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company.” A&S Brewing Collaborative LLC, d/b/a Alchemy & Science (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names including “The Traveler Beer Company” and “Coney Island Brewing Company”.

The accompanying unaudited consolidated balance sheet as of March 26, 2016, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended March 26, 2016 and March 28, 2015 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 26, 2016 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 26, 2016 and March 28, 2015, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	March 26, 2016	December 26, 2015
	(in thousands)
Raw materials	$43,606	$42,123
Work in process	10,018	8,876
Finished goods	12,396	8,261

	66,020	59,260
Less portion in other long term assets	(4,283)	(2,798)

	$61,737	$56,462

C.	Net Income per Share

The Company calculates net income per share using the two-class method, which requires the Company to allocate net income to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net income per share.

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

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program, which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note I for a discussion of the current year unvested stock awards and issuances.

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 26, 2016	March 28, 2015
	(in thousands, except per share data)
Net Income	$7,032	$13,743

Allocation of net income for basic:
Class A Common Stock	$5,149	$9,934
Class B Common Stock	1,849	3,744
Unvested participating shares	34	65

	$7,032	$13,743

Weighted average number of shares for basic:
Class A Common Stock	9,375	9,598
Class B Common Stock*	3,367	3,617
Unvested participating shares	62	63

	12,804	13,278

Net income per share for basic:
Class A Common Stock	$0.55	$1.04

Class B Common Stock	$0.55	$1.04

*	Change in Class B Common Stock resulted from the conversion of 150,000 shares to Class A Common Stock on May 6, 2015 and 100,000 shares to Class A Common Stock on October 26, 2015, with the thirteen-week number of shares reflecting the weighted average for the periods.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	March 26, 2016			March 28, 2015
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$5,149	9,375	$0.55	$9,934	9,598	$1.04

Add: effect of dilutive potential common shares
Share-based awards	—	346		—	418
Class B Common Stock	1,849	3,367		3,744	3,617

Net effect of unvested participating shares	1	—		2	—

Net income per common share - diluted	$6,999	13,088	$0.53	$13,680	13,633	$1.00

Weighted-average stock options to purchase approximately 656,000 and 4,000 shares of Class A Common Stock were outstanding during the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively, but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 18,000 and 45,000 shares of Class A Common Stock were outstanding as of March 26, 2016 and March 28, 2015, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 18,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of March 26, 2016, 10,000 shares were granted in 2016 to a key employee. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2016 to 2023. The remaining 8,000 shares were granted in 2016 to executive officers and the vesting of these shares requires annual depletions to attain various thresholds during 2016.

Furthermore, performance-based stock options to purchase 14,742 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the thirteen weeks ended March 26, 2016.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended March 26, 2016 and March 28, 2015 were not material.

E.	Commitments and Contingencies

Purchase Commitments

The Company had outstanding total non-cancelable purchase commitments of $168.0 million at March 26, 2016. These commitments are made up of hops, barley and wheat totaling $62.7 million, apples and other ingredients of $40.3 million, equipment and machinery of $23.0 million, advertising contracts of $20.7 million, glass bottles of $17.4 million and other commitments of $3.9 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2020 and specify both the quantities and prices, denominated in Euros and U.S. Dollars, to which the Company is committed. Hops purchase commitments outstanding at March 26, 2016 totaled $47.5 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2015 and cover the Company’s barley, wheat, and malt requirements for 2016. These purchase commitments outstanding at March 26, 2016 totaled $15.2 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of March 26, 2016 totaled $17.4 million.

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

As of March 26, 2016 and December 26, 2015, the Company had approximately $0.4 million and $0.5 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 26, 2016 and December 26, 2015, the Company had $0.4 million and $0.4 million, respectively, accrued for interest and penalties.

During the first quarter of 2016, the Company received a $12.0 million refund from the Internal Revenue Service of an overpayment of its 2015 estimated tax. The refund resulted from the Protecting Americans from Tax Hikes Act of 2015, which was enacted after payment of 2015 corporate estimated tax payments that were due on December 15, 2015. These tax extenders allow the Company to claim accelerated tax depreciation on qualified property, plant, and equipment additions, and the research & development tax credit on the 2015 federal corporate income tax return.

The Company’s federal and state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of March 26, 2016. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of March 26, 2016, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of March 26, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$32,732	$—	$—	$32,732

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$88,108	$—	$—	$88,108

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

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of March 26, 2016
	Level 1	Level 2	Level 3	Total

Note payable	$—	$400	$—	$400

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total

Note payable	$—	$458	$—	$458

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents held in money market funds. At March 26, 2016 and March 28, 2015, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 26, 2016 and December 26, 2015, our cash and cash equivalents balance was $51.1 million and $94.2 million, respectively, including money market funds amounting to $32.7 million and $88.1 million, respectively. The money market funds were invested substantially in United States Treasury and government securities.

I.	Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2015	1,127,162	$63.99
Granted	730,391	201.02
Forfeited	(14,742)	289.54
Expired	—	—
Exercised	(217,928)	93.37

Outstanding at March 26, 2016	1,624,883	$125.57	5.97	$109,116

Exercisable at March 26, 2016	503,621	$69.59	2.69	$58,566

Vested and expected to vest at March 26, 2016	1,568,821	$124.68	5.92	$106,588

On January 1, 2016, the Company granted options to purchase an aggregate of 663,136 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $46.80 per share, of which 574,507 shares relate to a special long-term service-based retention stock option issued to the Chief Executive Officer, 70,502 shares relate to other special long-term service-based retention stock options and 18,127 shares relate to performance-based stock options.

On February 23, 2016, the Company granted options to purchase an aggregate of 67,255 shares of the Company’s Class A Common Stock with a weighted average fair value of $89.21. These shares relate to long-term service-based stock options issued to newly hired members of senior management.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $70.00 per share. At March 26, 2016 and March 28, 2015, the stock option remained unexercised as to 301,546 shares and 452,319 shares, respectively. If the stock option had been exercised on March 26, 2016, the exercise price would have been $114.35 per share. If the stock option had been exercised on March 28, 2015, the exercise price would have been $198.14 per share.

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $150.00 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. At March 26, 2016, the stock option remained unexercised as to 574,507 shares. If the stock option had been exercised on March 26, 2016, the exercise price would have been $201.91 per share.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 26, 2015	60,922	$150.03
Granted	27,221	161.39
Vested	(19,232)	111.63
Forfeited	(1,633)	134.65

Non-vested at March 26, 2016	67,278	$165.98

On January 1, 2016, the Company granted 8,921 shares of restricted stock awards to certain senior managers and key employees of which all shares vest ratably over service periods of five years. On January 1, 2016, employees elected to purchase 9,199 shares under the investment share program. The weighted average fair value of the restricted stock awards and investment shares, which are sold to employees at discount under its investment share program, was $201.91 and $91.55 per share, respectively.

On February 23, 2016 the Company granted 9,101 shares of restricted stock awards to newly hired members of senior management of which all shares vest ratably over service periods of three years. The weighted average fair value of these restricted stock awards was $192.26.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended March 26, 2016 and March 28, 2015 was $2.7 million and $ 1.6 million, respectively, and was calculated based on awards expected to vest.

J.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, March 26, 2016, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen-week period ended March 26, 2016, as compared to the thirteen-week period ended March 28, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

RESULTS OF OPERATIONS

For purposes of this discussion, Boston Beer’s “core brands” or “core products” include all products sold under the Samuel Adams®, Twisted Tea®, Angry Orchard®, Truly Spiked & Sparkling™, and various A&S trade names including Traveler® and Coney Island®. “Core products” do not include the products brewed or packaged at the Company’s brewery in Cincinnati, Ohio (the “Cincinnati Brewery”) under a contract arrangement for a third party. Sales of such products are not significant to the Company’s total sales in 2016 or 2015.

Thirteen Weeks Ended March 26, 2016 compared to Thirteen Weeks Ended March 28, 2015

Net revenue. Net revenue decreased by $10.7 million, or 5.4%, to $188.8 million for the thirteen weeks ended March 26, 2016, as compared to $199.5 million for the thirteen weeks ended March 28, 2015, due primarily to decreased shipments, partially offset by price increases.

Volume. Total shipment volume decreased by 6.2% to 834,000 barrels for the thirteen weeks ended March 26, 2016, as compared to 889,000 barrels for the thirteen weeks ended March 28, 2015, due to decreases in core products shipment volume. Shipment volume for the core brands decreased by 6.3% to 830,000 barrels, due primarily to declines in shipments of Samuel Adams and Angry Orchard brand products, partially offset by increases in Twisted Tea and Coney Island brand products.

Depletions, or sales by distributors to retailers, of the Company’s core products for the thirteen weeks ended March 26, 2016 decreased by approximately 5% compared to the comparable thirteen-week period in 2015, primarily due to declines in depletions of Samuel Adams and Angry Orchard brand products, partially offset by increases in Twisted Tea and Coney Island brand products. The Company believes distributor inventory at March 26, 2016 was at an appropriate level. Inventory at distributors participating in the Freshest Beer Program at March 26, 2016 decreased slightly in terms of days of inventory on hand when compared to March 28, 2015. The Company has approximately 73% of its volume on the Freshest Beer Program.

Net Revenue per barrel. The net revenue per barrel for core brands increased by 0.9% to $227.21 per barrel for the thirteen weeks ended March 26, 2016, as compared to $225.14 per barrel for the comparable period in 2015, due primarily to price increases.

Gross profit. Gross profit for core products was $110.27 per barrel for the thirteen weeks ended March 26, 2016, as compared to $112.52 per barrel for the thirteen weeks ended March 28, 2015. Gross margin for core products was 48.5% for the thirteen weeks ended March 26, 2016, as compared to 50.0% for the thirteen weeks ended March 28, 2015. The decrease in gross profit per barrel of $2.24 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

Cost of goods sold for core brands was $116.94 per barrel for the thirteen weeks ended March 26, 2016, as compared to $112.62 per barrel for the thirteen weeks ended March 28, 2015. The 2016 increase in cost of goods sold of $4.32 per barrel of core products is primarily due to higher brewery operating costs due to lower volumes and efficiencies and product mix effects.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $1.0 million, or 1.7%, to $59.2 million for the thirteen weeks ended March 26, 2016, as compared to $60.2 million for the thirteen weeks ended March 28, 2015. The decrease was primarily a result of decreased freight to distributors due to lower volumes and lower freight rates, partially offset by increased point of sale and salary and benefit costs.

Advertising, promotional and selling expenses for core brands were 31.4% of net revenue, or $71.41 per barrel, for the thirteen weeks ended March 26, 2016, as compared to 30.2% of net revenue, or $68.07 per barrel, for the thirteen weeks ended March 28, 2015. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $3.8 million, or 22.1%, to $21.0 million for the thirteen weeks ended March 26, 2016, as compared to $17.2 million for the thirteen weeks ended March 28, 2015. The increase was primarily due to increased stock compensation, salary and benefit and facilities costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended March 26, 2016 of 36.3% decreased from the thirteen weeks ended March 28, 2015 rate of 37%, primarily due to lower state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $51.1 million as of March 26, 2016 from $94.2 million as of December 26, 2015, reflecting cash used in financing activities and for purchases of property, plant and equipment that was partially offset by cash provided by operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirteen weeks ended March 26, 2016 was $6.3 million and primarily consisted of net income of $7.0 million and non-cash items of $11.5 million, partially offset by a net increase in operating assets and liabilities of $12.2 million which includes a $12 million tax refund in the first quarter of 2016. Cash provided by operating activities for the thirteen weeks ended March 28, 2015 was $21.2 million and primarily consisted of net income of $13.7 million and a net decrease in operating assets and liabilities of $7.8 million which includes a $17.2 million tax refund in the first quarter of 2015, partially offset by non-cash items of $0.3 million.

The Company used $13.0 million in investing activities during the thirteen weeks ended March 26, 2016, as compared to $18.7 million during the thirteen weeks ended March 28, 2015. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries.

Cash used by financing activities was $36.4 million during the thirteen weeks ended March 26, 2016, as compared to $43.3 million provided by financing during the thirteen weeks ended March 28, 2015. The $79.7 million decrease in financing cash flow in 2016 from 2015 is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program and a decrease in proceeds from stock option exercises and related tax benefits.

During the thirteen weeks ended March 26, 2016 and the period from March 27, 2016 through April 15, 2016, the Company repurchased approximately 415,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $75.7 million. As of April 15, 2016, the Company had repurchased a cumulative total of approximately 12.0 million shares of its Class A Common Stock for an aggregate purchase price of $521.8 million and had approximately $53.2 million remaining on the $575.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 26, 2016 of $51.1 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2016 Outlook

Year-to-date depletions through the 15 weeks ended April 9, 2016 are estimated by the Company to have decreased approximately 5% from the comparable period in 2015.

The Company is now targeting earnings per diluted share for 2016 of between $6.50 and $7.30, a decrease in the range from the previously communicated estimate of $7.60 to $8.00, but actual results could vary significantly from this target. The 2016 fiscal year includes 53 weeks compared to the 2015 fiscal year which included only 52 weeks. The Company is currently planning that 2016 depletions and shipments change will be between minus 4% and plus 2%, a decrease in the range from the previously communicated estimate of growth of mid-single digits. The Company is targeting national price increases of between 1% and 2%. Full-year 2016 gross margins are currently expected to be between 51% and 53%, a decrease in the range from the previously communicated estimate of between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses by between zero and $10 million for the full year 2016, a decrease in the range from the previously communicated estimated increase of between $10 million and $20 million. These estimates do not include any increases or decreases in freight costs for the shipment of products to its Distributors. The Company estimates a full-year 2016 effective tax rate of approximately 37%.

The lower volume combined with the higher planned spending and excess brewery capacity significantly impacted the Company’s financial results for the quarter. The Company is focused on adjusting its cost structure, based on its lower volume expectations, and on driving efficiencies throughout the organization, so that it can direct funds to the highest growth initiatives. While the Company is prioritizing these efforts, some of the adjustments will benefit this year and others may take more than a year to fully implement. As the Company pursues and achieves cost savings through improved efficiencies and more effective processes, it plans to invest part of these savings into strengthening its brands and its sales force and in new beer and cider development capabilities, so that it can react quickly to any opportunities that emerge. The Company remains prepared to forsake short term earnings, as it strives to return to long term profitable growth.

The Company is continuing to evaluate 2016 capital expenditures. Its current estimates are between $50 million and $70 million, a decrease in the range from the previously communicated estimate of between $60 million to $80 million. The capital will be mostly spent in the Company’s breweries to support future growth and product innovation and to drive efficiencies and cost reductions. The actual total amount spent on 2016 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2016 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 26, 2016, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended March 26, 2016.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended March 26, 2016.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 26, 2015, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.	CONTROLS AND PROCEDURES

As of March 26, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 26, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended March 26, 2016 there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 10, 2016, the Board of Directors increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $50.0 million, thereby increasing the limit from $525.0 million to $575.0 million. As of April 15, 2016, the Company has repurchased a cumulative total of approximately 12.0 million shares of its Class A Common Stock for an aggregate purchase price of $521.8 million and had $53.2 million remaining on the $575.0 million share buyback expenditure limit set by the Board of Directors.

During the thirteen weeks ended March 26, 2016, the Company repurchased 333,646 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

December 27, 2015 to January 30, 2016	129,322	$178.33	128,798	$55,912,890
January 31, 2016 to February 27, 2016	103,605	183.12	103,328	86,961,273
February 28, 2016 to March 26, 2016	100,719	186.50	100,407	68,215,806

Total	333,646	$182.28	332,533	$68,215,806

Of the shares that were repurchased during the period, 1,113 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of April 15, 2016, the Company had 9.3 million shares of Class A Common Stock outstanding and 3.4 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: April 21, 2016	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: April 21, 2016	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)