Form 10-Q
period 2016-06-25
BOSTON BEER CO INC
filed 2016-07-21
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 15, 2016:

Class A Common Stock, $.01 par value	9,056,801
Class B Common Stock, $.01 par value	3,367,355
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 25, 2016

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 25,	December 26,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$27,580	$94,193
Accounts receivable, net of allowance for doubtful accounts of $189 and $244 as of June 25, 2016 and December 26, 2015, respectively	56,694	38,984
Inventories	61,245	56,462
Prepaid expenses and other current assets	12,402	12,053
Income tax receivable	3,476	14,928
Deferred income taxes	6,923	6,983

Total current assets	168,320	223,603
Property, plant and equipment, net	411,866	409,926
Other assets	6,704	8,188
Goodwill	3,683	3,683

Total assets	$590,573	$645,400

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$41,593	$42,718
Current portion of debt and capital lease obligations	60	58
Accrued expenses and other current liabilities	69,485	68,384

Total current liabilities	111,138	111,160
Deferred income taxes	57,316	56,001
Debt and capital lease obligations, less current portion	411	471
Other liabilities	9,476	16,547

Total liabilities	178,341	184,179
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,009,571 and 9,389,005 issued and outstanding as of June 25, 2016 and December 26, 2015, respectively	90	94
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,367,355 and 3,367,355 issued and outstanding as of June 25, 2016 and December 26, 2015, respectively	34	34
Additional paid-in capital	332,218	290,096
Accumulated other comprehensive loss, net of tax	(1,043)	(951)
Retained earnings	80,933	171,948

Total stockholders’ equity	412,232	461,221

Total liabilities and stockholders’ equity	$590,573	$645,400

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenue	$261,225	$268,721	$463,233	$481,555
Less excise taxes	16,409	16,517	29,590	29,848

Net revenue	244,816	252,204	433,643	451,707
Cost of goods sold	117,940	115,979	215,236	215,866

Gross profit	126,876	136,225	218,407	235,841
Operating expenses:
Advertising, promotional and selling expenses	63,252	71,370	122,501	131,618
General and administrative expenses	21,836	18,036	42,881	35,265

Total operating expenses	85,088	89,406	165,382	166,883

Operating income	41,788	46,819	53,025	68,958
Other income (expense), net:
Interest income (expense), net	20	11	43	7
Other income (expense), net	(206)	54	(425)	(271)

Total other income (expense), net	(186)	65	(382)	(264)

Income before income tax provision	41,602	46,884	52,643	68,694
Provision for income taxes	14,981	16,952	18,990	25,019

Net income	$26,621	$29,932	$33,653	$43,675

Net income per common share - basic	$2.11	$2.24	$2.65	$3.28

Net income per common share - diluted	$2.06	$2.18	$2.58	$3.18

Weighted-average number of common shares - Class A basic	9,181	9,748	9,278	9,673

Weighted-average number of common shares - Class B basic	3,367	3,532	3,367	3,575

Weighted-average number of common shares - diluted	12,830	13,667	12,959	13,650

Net income	$26,621	$29,932	$33,653	$43,675

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(88)	(5)	(92)	1

Comprehensive income	$26,533	$29,927	$33,561	$43,676

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 25, 2016	June 27, 2015
Cash flows provided by operating activities:
Net income	$33,653	$43,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,473	20,455
Impairment of assets	37	—
Loss on disposal of property, plant and equipment	511	339
Bad debt recovery	(55)	(49)
Stock-based compensation expense	5,741	3,632
Excess tax benefit from stock-based compensation arrangements	(5,840)	(12,847)
Deferred income taxes	1,375	1,862
Changes in operating assets and liabilities:
Accounts receivable	(17,655)	(15,666)
Inventories	(4,783)	(5,812)
Prepaid expenses, income tax receivable and other assets	12,394	33,201
Accounts payable	(1,995)	11,570
Accrued expenses and other current liabilities	6,967	(2,430)
Other liabilities	(6,504)	424

Net cash provided by operating activities	48,319	78,354

Cash flows used in investing activities:
Purchases of property, plant and equipment	(25,954)	(38,880)
Cash paid for acquisition of intangible assets	—	(100)
Decrease in restricted cash	56	57

Net cash used in investing activities	(25,898)	(38,923)

Cash flows (used in) provided by financing activities:
Repurchase of Class A Common Stock	(124,675)	(22,782)
Proceeds from exercise of stock options	29,521	40,332
Cash paid on note payable	(58)	(54)
Excess tax benefit from stock-based compensation arrangements	5,840	12,847
Net proceeds from sale of investment shares	338	807

Net cash (used in) provided by financing activities	(89,034)	31,150

Change in cash and cash equivalents	(66,613)	70,581
Cash and cash equivalents at beginning of year	94,193	76,402

Cash and cash equivalents at end of period	$27,580	$146,983

Supplemental disclosure of cash flow information:
Income taxes paid	$8,655	$9,738

Income taxes refunded	$12,000	$17,226

Increase (Decrease) in accounts payable for purchase of property, plant and equipment	$870	$(1,134)

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

The accompanying unaudited consolidated balance sheet as of June 25, 2016, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended June 25, 2016 and June 27, 2015 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 25, 2016 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 25, 2016 and June 27, 2015, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or market. The Company’s goal is to maintain on hand a supply of at least one year for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 25,	December 26,
	2016	2015
	(in thousands)
Raw materials	$40,740	$42,123
Work in process	10,085	8,876
Finished goods	12,090	8,261

	62,915	59,260
Less portion in other long term assets	(1,670)	(2,798)

	$61,245	$56,462

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

Net Income per Common Share—Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$26,621	$29,932	$33,653	$43,675

Allocation of net income for basic:
Class A Common Stock	$19,375	$21,870	$24,567	$31,740
Class B Common Stock	7,107	7,923	8,916	11,729
Unvested participating shares	139	139	170	206

	$26,621	$29,932	$33,653	$43,675
Weighted average number of shares for basic:
Class A Common Stock	9,181	9,748	9,278	9,673
Class B Common Stock*	3,367	3,532	3,367	3,575
Unvested participating shares	66	62	64	63

	12,614	13,342	12,709	13,311
Net income per share for basic:
Class A Common Stock	$2.11	$2.24	$2.65	$3.28

Class B Common Stock	$2.11	$2.24	$2.65	$3.28

*	Change in Class B Common Stock resulted from the conversion of 150,000 shares to Class A Common Stock on May 6, 2015 and 100,000 shares to Class A Common Stock on October 26, 2015, with the thirteen and twenty-six week number of shares reflecting the weighted average for the periods.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	June 25, 2016			June 27, 2015
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$19,375	9,181	$2.11	$21,870	9,748	$2.24
Add: effect of dilutive potential common shares
Share-based awards	—	282		—	387
Class B Common Stock	7,107	3,367		7,923	3,532
Net effect of unvested particpating shares	3	—		4	—

Net income per common share—diluted	$26,485	12,830	$2.06	$29,797	13,667	$2.18

	Twenty-six weeks ended
	June 25, 2016			June 27, 2015
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$24,567	9,278	$2.65	$31,740	9,673	$3.28
Add: effect of dilutive potential common shares
Share-based awards	—	314		—	402
Class B Common Stock	8,916	3,367		11,729	3,575
Net effect of unvested particpating shares	4	—		6	—

Net income per common share—diluted	$33,487	12,959	$2.58	$43,475	13,650	$3.18

During the thirteen and twenty-six weeks ended June 25, 2016, weighted-average stock options to purchase approximately 737,000 and 695,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended June 27, 2015, weighted-average stock options to purchase approximately 6,000 and 5,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 36,000 and 37,000 shares of Class A Common Stock were outstanding as of June 25, 2016 and June 27, 2015, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 36,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of June 25, 2016, 30,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2016 to 2023. The remaining 6,000 shares were granted in 2016 to executive officers and the vesting of these shares requires annual depletions to attain various thresholds during 2016.

Furthermore, performance-based stock options to purchase 14,742 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the twenty-six weeks ended June 25, 2016. Service-based stock options to purchase 15,772 shares of Class A Common Stock were not included in computing diluted income per share because the option holders terminated employment prior to vesting and the options were cancelled during the twenty-six weeks ended June 25, 2016.

D. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended June 25, 2016 and June 27, 2015 were not material.

E. Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $190.4 million at June 25, 2016. These obligations are made up of hops, barley and wheat totaling $90.2 million, apples and other ingredients of $35.2 million, equipment and machinery of $20.0 million, operating leases of $16.7 million, glass bottles of $11.6 million, advertising contracts of $11.4 million and other commitments of $5.3 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2022 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at June 25, 2016 totaled $68.0 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2015 and 2016 and cover the Company’s barley, wheat, and malt requirements for 2016 and part of 2017. These purchase commitments outstanding at June 25, 2016 totaled $22.2 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of June 25, 2016 totaled $11.6 million.

The Company has various operating lease agreements for facilities and equipment as of June 25, 2016. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021. The contractual obligation on these lease agreements as of June 25, 2016 totaled $16.7 million.

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

F. Income Taxes

As of June 25, 2016 and December 26, 2015, the Company had approximately $0.4 million and $0.5 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 25, 2016 and December 26, 2015, the Company had $0.3 million and $0.4 million, respectively, accrued for interest and penalties.

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

The Company’s federal and state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of June 25, 2016. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G. Debt

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of June 25, 2016, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of June 25, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$26,606	$—	$—	$26,606

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$88,108	$—	$—	$88,108

The Company’s cash equivalents listed above represent money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents held in money market funds. At June 25, 2016 and December 26, 2015, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 25, 2016 and December 26, 2015, our cash and cash equivalents balance was $27.6 million and $94.2 million, respectively, including money market funds amounting to $26.6 million and $88.1 million, respectively. The money market funds were invested substantially in United States Treasury and government securities.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of June 25, 2016
	Level 1	Level 2	Level 3	Total
Note payable	$—	$400	$—	$400

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total
Note payable	$—	$458	$—	$458

I. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Outstanding at December 26, 2015	1,127,162	$63.99
Granted	765,112	199.05
Forfeited	(30,514)	213.51
Expired	—	—
Exercised	(326,653)	90.64

Outstanding at June 25, 2016	1,535,107	$128.99	6.10	$80,043

Exercisable at June 25, 2016	408,936	$68.47	2.93	$38,947

Vested and expected to vest at June 25, 2016	1,478,799	$128.15	6.05	$77,988

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

On April 26, 2016, the Company granted options to purchase an aggregate of 20,681 shares of the Company’s Class A Common Stock with a weighted average fair value of $72.53. These shares relate to performance-based stock options issued to a newly hired member of senior management.

On May 25, 2016, the Company granted options to purchase an aggregate of 14,040 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $73.70 per share. All of the options vested immediately on the date of the grant.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $70.00 per share. At June 25, 2016 and June 27, 2015, the stock option remained unexercised as to 301,546 shares and 452,319 shares, respectively. If the stock option had been exercised on June 25, 2016, the exercise price would have been $91.02 per share. If the stock option had been exercised on June 27, 2015, the exercise price would have been $167.62 per share.

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $150.00 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. At June 25, 2016, the stock option remained unexercised as to 574,507 shares. If the stock option had been exercised on June 25, 2016, the exercise price would have been $202.75 per share.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 26, 2015	60,922	$150.03
Granted	27,221	161.39
Vested	(19,281)	111.56
Forfeited	(4,105)	145.12

Non-vested at March 25, 2016	64,757	$166.57

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

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 25, 2016 was $3.1 million and $5.7 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 27, 2015 was $2.0 million and $3.6 million, respectively, and was calculated based on awards expected to vest.

J. Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements

In March, 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacts several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for the year beginning January 1, 2017 and may be applied retrospectively or prospectively. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

K. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, June 25, 2016, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and twenty-six week periods ended June 25, 2016, as compared to the thirteen and twenty-six week periods ended June 27, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 25, 2016 compared to Thirteen Weeks Ended June 27, 2015

Net revenue. Net revenue decreased by $7.4 million, or 2.9%, to $244.8 million for the thirteen weeks ended June 25, 2016, as compared to $252.2 million for the thirteen weeks ended June 27, 2015, due primarily to decreased shipments, partially offset by price increases.

Volume. Total shipment volume decreased by 4.0% to 1,080,000 barrels for the thirteen weeks ended June 25, 2016, as compared to 1,125,000 barrels for the thirteen weeks ended June 27, 2015, due primarily to declines in shipments of Samuel Adams, Angry Orchard and Traveler brand products, partially offset by increases in Twisted Tea, Coney Island and Truly Spiked & Sparkling brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended June 25, 2016 decreased by approximately 5% compared to the comparable thirteen-week period in 2015, primarily due to declines in depletions of Samuel Adams and Angry Orchard and Traveler brand products, partially offset by increases in Twisted Tea, Coney Island and Truly Spiked & Sparkling brand products.

The Company believes distributor inventory levels at June 25, 2016 were appropriate. Inventory at distributors participating in the Freshest Beer Program at June 25, 2016 decreased slightly in terms of days of inventory on hand when compared to June 27, 2015. The Company has approximately 75% of its volume on the Freshest Beer Program.

Net Revenue per barrel. Net revenue per barrel increased by 1.1% to $226.63 per barrel for the thirteen weeks ended June 25, 2016, as compared to $224.21 per barrel for the comparable period in 2015, due primarily to price increases.

Gross profit. Gross profit was $117.45 per barrel for the thirteen weeks ended June 25, 2016, as compared to $121.11 per barrel for the thirteen weeks ended June 27, 2015. Gross margin was 51.8% for the thirteen weeks ended June 25, 2016, as compared to 54.0% for the thirteen weeks ended June 27, 2015. The decrease in gross profit per barrel of $3.66 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

Cost of goods sold was $109.18 per barrel for the thirteen weeks ended June 25, 2016, as compared to $103.11 per barrel for the thirteen weeks ended June 27, 2015. The 2016 increase in cost of goods sold of $6.07 per barrel is primarily the result of higher brewery operating costs, caused by lower volumes and efficiencies and product mix effects.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $8.1 million, or 11.4%, to $63.3 million for the thirteen weeks ended June 25, 2016, as compared to $71.4 million for the thirteen weeks ended June 27, 2015. The decrease was primarily the result of lower media spending and decreases in freight to distributors due to lower volume and lower freight rates, partially offset by increases in point of sale.

Advertising, promotional and selling expenses were 26% of net revenue, or $58.55 per barrel, for the thirteen weeks ended June 25, 2016, as compared to 28% of net revenue, or $63.45 per barrel, for the thirteen weeks ended June 27, 2015. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $3.8 million, or 20.9%, to $21.8 million for the thirteen weeks ended June 25, 2016, as compared to $18.0 million for the thirteen weeks ended June 27, 2015. The increase was primarily due to increases in stock compensation, salaries and benefits and facilities costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended June 25, 2016 of 36.0% decreased from the thirteen weeks ended June 27, 2015 rate of 36.2%, primarily due to lower state tax rates.

Twenty-six Weeks Ended June 25, 2016 compared to Twenty-six Ended June 27, 2015

Net revenue. Net revenue decreased by $18.1 million, or 4.0%, to $433.6 million for the twenty-six weeks ended June 25, 2016, as compared to $451.7 million for the twenty-six weeks ended June 27, 2015, due primarily to decreased shipments.

Volume. Total shipment volume decreased by 5.0% to 1,914,000 barrels for the twenty-six weeks ended June 25, 2016, as compared to 2,014,000 barrels for the twenty-six weeks ended June 27, 2015, due primarily to decreases in depletions of Samuel Adams. Angry Orchard, and Traveler brand products, partially offset by increases in Twisted Tea, Coney Island and Truly Spiked & Sparkling brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the twenty-six weeks ended June 25, 2016 decreased by approximately 5% compared to the comparable twenty-six week period in 2015, due primarily to decreases in depletions of Samuel Adams. Angry Orchard, and Traveler brand products, partially offset by increases in Twisted Tea, Coney Island and Truly Spiked & Sparkling brand products.

Net Revenue per barrel. Net revenue per barrel increased by 1% to $226.57 per barrel for the twenty-six weeks ended June 25, 2016, as compared to $224.30 per barrel for the comparable period in 2015, due primarily to price increases and product and package mix.

Gross profit. Gross profit was $114.11 per barrel for the twenty-six weeks ended June 25, 2016, as compared to $117.11 per barrel for the twenty-six weeks ended June 27, 2015. Gross margin was 50.4% for the twenty-six weeks ended June 25, 2016, as compared to 52.2% for the twenty-six weeks ended June 27, 2015. The decrease in gross profit per barrel of $3.00 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

Cost of goods sold was $112.46 per barrel for the twenty-six weeks ended June 25, 2016, as compared to $107.19 per barrel for the twenty-six weeks ended June 27, 2015. The 2016 increase in cost of goods sold of $5.27 per barrel is the result of higher brewery operating costs, caused by lower volumes and efficiencies and product mix effects.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased $9.1 million, or 6.9%, to $122.5 million for the twenty-six weeks ended June 25, 2016, as compared to $131.6 million for the twenty-six weeks ended June 27, 2015. The decrease of $9.1 million was primarily the result of decreases in freight to distributors due to lower volume and lower freight rates and lower media spending.

Advertising, promotional and selling expenses were 28% of net revenue, or $64.00 per barrel, for the twenty-six weeks ended June 25, 2016, as compared to 29% of net revenue, or $65.36 per barrel, for the twenty-six weeks ended June 27, 2015.

General and administrative. General and administrative expenses increased by $7.6 million, or 21.5%, to $42.8 million for the twenty-six weeks ended June 25, 2016, as compared to $35.3 million for the comparable period in 2015. The increase was primarily due to increases in stock compensation, salaries and benefits and facilities costs.

Provision for income taxes. The Company’s effective tax rate for the twenty-six weeks ended June 25, 2016 of 36.1% decreased from the twenty-six weeks ended June 27, 2015 rate of 36.4%, primarily due to the favorable impact of lower state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $27.6 million as of June 25, 2016 from $94.2 million as of December 26, 2015, reflecting cash used in financing activities and for purchases of property, plant and equipment that was only partially offset by cash provided by operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 25, 2016 was $48.3 million and primarily consisted of net income of $33.7 million and non-cash items of $26.2 million, partially offset by a net increase in operating assets and liabilities of $11.6 million which includes a $12 million tax refund in the first quarter of 2016. Cash provided by operating activities for the twenty-six weeks ended June 27, 2015 was $78.4 million and primarily consisted of net income of $43.7 million and a net decrease in operating assets and liabilities of $21.3 million which includes a $17.2 million tax refund in the first quarter of 2015, and non-cash items of $13.4 million.

The Company used $25.9 million in investing activities during the twenty-six weeks ended June 25, 2016, as compared to $38.9 million during the twenty-six weeks ended June 27, 2015. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries.

Cash used in financing activities was $89.0 million during the twenty-six weeks ended June 25, 2016, as compared to $31.2 million provided by financing activities during the twenty-six weeks ended June 27, 2015. The $120.2 million decrease in financing cash flow in 2016 from 2015 is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program and a decrease in proceeds from stock option exercises and related tax benefits.

During the twenty-six weeks ended June 25, 2016 and the period from June 26, 2016 through July 15, 2016, the Company repurchased approximately 743,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $127.7 million. On April 28, 2016 the Board of Directors approved an increase of $11.0 million to the previously approved $575.0 million share buyback expenditure limit, for a new limit of $586.0 million. As of July 15, 2016, the Company had repurchased a cumulative total of approximately 12.3 million shares of its Class A Common Stock for an aggregate purchase price of $573.8 million and had approximately $12.2 million remaining on the $586.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of June 25, 2016 of $27.6 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2016 Outlook

Year-to-date depletions through the 28 weeks ended July 9, 2016 are estimated by the Company to have decreased approximately 4% from the comparable period in 2015.

The Company is now targeting earnings per diluted share for 2016 of between $6.40 and $7.00, a decrease and narrowing of the range from the previously communicated estimate of $6.50 to $7.30, but actual results could vary significantly from this target. The 2016 fiscal year includes 53 weeks compared to the 2015 fiscal year which included only 52 weeks. The Company is currently planning that 2016 depletions and shipments change will be between minus 4% and zero, a narrowing of the range from the previously communicated estimate of change between minus 4% and plus 2%. The Company is targeting national price increases of between 1% and 2%, with full-year 2016 gross margins of between 50% and 52%, a decrease of the range from the previously communicated estimate of between 51% and 53%. The Company intends to change advertising, promotional and selling expenses by between a decrease of $5 million and an increase of $5 million for the full year 2016, a decrease in the range from the previously communicated estimate of an increase of between zero and $10 million. These estimates do not include any increases or decreases in freight costs for the shipment of products to its Distributors. The Company estimates a full-year 2016 effective tax rate of approximately 36.3%.

The Company is continuing to evaluate 2016 capital expenditures. Its current estimates are between $60 million and $70 million, a narrowing of the range from the previously communicated estimate of between $50 million to $70 million. The capital will be mostly spent in the Company’s breweries to support future growth and product innovation and to drive efficiencies and cost reductions. The actual total amount spent on 2016 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2016 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At June 25, 2016, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended June 25, 2016.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended June 25, 2016.

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

Item 4. CONTROLS AND PROCEDURES

As of June 25, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 25, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended June 25, 2016 there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

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

On April 28, 2016, the Board of Directors increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $11.0 million, thereby increasing the limit from $575.0 million to $586.0 million. As of July 15, 2016, the Company has repurchased a cumulative total of approximately 12.3 million shares of its Class A Common Stock for an aggregate purchase price of $573.8 million and had $12.2 million remaining on the $586.0 million share buyback expenditure limit set by the Board of Directors.

During the twenty-six weeks ended June 25, 2016, the Company repurchased 727,627 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 27, 2015 to January 30, 2016	129,322	$178.33	128,798	$55,912,890
January 31, 2016 to February 27, 2016	103,605	183.12	103,328	86,961,273
February 28, 2016 to March 26, 2016	100,719	186.50	100,407	68,215,806
March 27, 2016 to April 30, 2016	143,676	173.98	143,352	54,167,002
May 1, 2016 to May 28, 2016	130,318	153.69	129,964	34,182,017
May 29, 2016 to June 25, 2016	119,987	158.41	119,519	15,231,260

Total	727,627	$171.70	725,368	$15,231,260

Of the shares that were repurchased during the period, 2,259 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of July 15, 2016, the Company had 9.1 million shares of Class A Common Stock outstanding and 3.4 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

*10.1	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended on October 19, 2004, October 30, 2009, December 12, 2012 and March 9, 2016

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: July 21, 2016	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: July 21, 2016	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)