Form 10-Q
period 2016-09-24
BOSTON BEER CO INC
filed 2016-10-20
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes  ☐            No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 14, 2016:

Class A Common Stock, $.01 par value	9,187,787
Class B Common Stock, $.01 par value	3,367,355
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 24, 2016

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 24,	December 26,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$77,266	$94,193
Accounts receivable, net of allowance for doubtful accounts of $74 and $244 as of September 24, 2016 and December 26, 2015, respectively	46,191	38,984
Inventories	57,232	56,462
Prepaid expenses and other current assets	12,505	12,053
Income tax receivable	5,038	14,928
Deferred income taxes	6,319	6,983

Total current assets	204,551	223,603
Property, plant and equipment, net	410,569	409,926
Other assets	8,692	8,188
Goodwill	3,683	3,683

Total assets	$627,495	$645,400

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,382	$42,718
Current portion of debt and capital lease obligations	60	58
Accrued expenses and other current liabilities	69,847	68,384

Total current liabilities	106,289	111,160
Deferred income taxes	60,801	56,001
Debt and capital lease obligations, less current portion	411	471
Other liabilities	9,751	16,547

Total liabilities	177,252	184,179
Commitments and Contingencies (See Note E)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,119,891 and 9,389,005 issued and outstanding as of September, 24 2016 and December 26, 2015, respectively	91	94
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,367,355 and 3,367,355 issued and outstanding as of September 24, 2016 and December 26, 2015, respectively	34	34
Additional paid-in capital	349,075	290,096
Accumulated other comprehensive loss, net of tax	(1,041)	(951)
Retained earnings	102,084	171,948

Total stockholders’ equity	450,243	461,221

Total liabilities and stockholders’ equity	$627,495	$645,400

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Revenue	$271,225	$312,638	$734,459	$794,193
Less excise taxes	17,792	19,544	47,383	49,392

Net revenue	253,433	293,094	687,076	744,801
Cost of goods sold	119,826	136,084	335,062	351,950

Gross profit	133,607	157,010	352,014	392,851
Operating expenses:
Advertising, promotional and selling expenses	63,817	78,205	186,318	209,823
General and administrative expenses	19,481	17,707	62,325	52,972
Impairment of assets	—	218	37	218

Total operating expenses	83,298	96,130	248,680	263,013

Operating income	50,309	60,880	103,334	129,838
Other income (expense), net:
Interest income (expense), net	22	—	65	7
Other income (expense), net	(169)	(527)	(594)	(798)

Total other income (expense), net	(147)	(527)	(529)	(791)

Income before income tax provision	50,162	60,353	102,805	129,047
Provision for income taxes	18,632	21,729	37,622	46,748

Net income	$31,530	$38,624	$65,183	$82,299

Net income per common share - basic	$2.53	$2.93	$5.16	$6.20

Net income per common share - diluted	$2.48	$2.85	$5.05	$6.02

Weighted-average number of common shares - Class A basic	9,018	9,655	9,191	9,667

Weighted-average number of common shares - Class B basic	3,367	3,467	3,367	3,539

Weighted-average number of common shares - diluted	12,641	13,507	12,853	13,602

Net income	$31,530	$38,624	$65,183	$82,299

Other comprehensive income:
Foreign currency translation adjustment	2	(14)	(90)	(13)

Comprehensive income	$31,532	$38,610	$65,093	$82,286

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 24,	September 26,
	2016	2015
Cash flows provided by operating activities:
Net income	$65,183	$82,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,305	31,577
Impairment of assets	37	218
Loss on disposal of property, plant and equipment	553	342
Bad debt (recovery) expense	(170)	12
Stock-based compensation expense	8,122	5,218
Excess tax benefit from stock-based compensation arrangements	(12,387)	(13,113)
Deferred income taxes	5,464	(1,012)
Foreign currency transactions	(90)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,037)	(20,273)
Inventories	(2,897)	(6,010)
Prepaid expenses, income tax receivable and other assets	11,841	20,662
Accounts payable	(4,571)	12,167
Accrued expenses and other current liabilities	13,365	22,609
Other liabilities	(6,356)	7,777

Net cash provided by operating activities	108,362	142,473

Cash flows used in investing activities:
Purchases of property, plant and equipment	(37,108)	(55,606)
Proceeds from disposal of property, plant and equipment	4	—
Cash paid for acquisition of intangible assets	—	(100)
Decrease in restricted cash	62	57

Net cash used in investing activities	(37,042)	(55,649)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(138,055)	(83,794)
Proceeds from exercise of stock options	37,452	41,000
Payment of taxes related to exercise of stock options	(510)	—
Cash paid on note payable	(58)	(54)
Excess tax benefit from stock-based compensation arrangements	12,387	13,113
Net proceeds from sale of investment shares	537	1,121

Net cash used in financing activities	(88,247)	(28,614)

Change in cash and cash equivalents	(16,927)	58,210
Cash and cash equivalents at beginning of year	94,193	76,402

Cash and cash equivalents at end of period	$77,266	$134,612

Supplemental disclosure of cash flow information:
Income taxes paid	$21,939	$23,992

Income taxes refunded	$12,002	$17,225

Increase in accounts payable for purchase of property, plant and equipment	$1,235	$775

Decrease in accounts payable for repurchase of Class A Common Stock	$(3,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company” and “Hard Seltzer Beverage Company”. The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company”. A&S Brewing Collaborative LLC, d/b/a A&S Brewing (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names including “The Traveler Beer Company” and “Coney Island Brewing Company”.

The accompanying unaudited consolidated balance sheet as of September 24, 2016, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended September 24, 2016 and September 26, 2015 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 24, 2016 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 24, 2016 and September 26, 2015, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	September 24,	December 26,
	2016	2015
	(in thousands)
Raw materials	$41,354	$42,123
Work in process	10,201	8,876
Finished goods	10,602	8,261

	62,157	59,260
Less portion in other long term assets	(4,925)	(2,798)

	$57,232	$56,462

C.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$31,530	$38,624	$65,183	$82,299

Allocation of net income for basic:
Class A Common Stock	$22,841	$28,286	$47,465	$59,963
Class B Common Stock	8,529	10,159	17,390	21,951
Unvested participating shares	160	179	328	385

	$31,530	$38,624	$65,183	$82,299
Weighted average number of shares for basic:
Class A Common Stock	9,018	9,655	9,191	9,667
Class B Common Stock*	3,367	3,467	3,367	3,539
Unvested participating shares	63	61	64	62

	12,448	13,183	12,622	13,268
Net income per share for basic:
Class A Common Stock	$2.53	$2.93	$5.16	$6.20

Class B Common Stock	$2.53	$2.93	$5.16	$6.20

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on October 26, 2015 and 150,000 shares to Class A common Stock on May 6, 2015, with the thirteen and thirty-nine week number of shares reflecting the weighted average for the periods.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	September 24, 2016			September 26, 2015
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$22,841	9,018	$2.53	$28,286	9,655	$2.93
Add: effect of dilutive potential common shares
Share-based awards	—	256		—	385
Class B Common Stock	8,529	3,367		10,159	3,467
Net effect of unvested participating shares	3	—		5	—

Net income per common share - diluted	$31,373	12,641	$2.48	$38,450	13,507	$2.85

	Thirty-nine weeks ended
	September 24, 2016			September 26, 2015
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$47,465	9,191	$5.16	$59,963	9,667	$6.20
Add: effect of dilutive potential common shares
Share-based awards	—	295		—	396
Class B Common Stock	17,390	3,367		21,951	3,539
Net effect of unvested participating shares	7	—		11	—

Net income per common share - diluted	$64,862	12,853	$5.05	$81,925	13,602	$6.02

During the thirteen and thirty-nine weeks ended September 24, 2016, weighted-average stock options to purchase approximately 740,000 and 704,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and thirty-nine weeks ended September 26, 2015, weighted-average stock options to purchase approximately 17,000 and 10,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 35,000 and 37,000 shares of Class A Common Stock were outstanding as of September 24, 2016 and September 26, 2015, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase 35,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of September 24, 2016, 30,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2016 to 2023. The remaining 5,000 shares were granted in 2016 to executive officers and the vesting of these shares requires annual depletions to attain various thresholds during 2016.

Furthermore, performance-based stock options to purchase 15,000 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the thirty-nine weeks ended September 24, 2016. Service-based stock options to purchase 27,000 shares of Class A Common Stock were not included in computing diluted income per share because the option holders terminated employment prior to vesting and the options were cancelled during the thirty-nine weeks ended September 24, 2016.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended September 24, 2016 and September 26, 2015 were not material.

E.	Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $207.1 million at September 24, 2016. These obligations are made up of hops, barley and wheat totaling $94.3 million, apples and other ingredients of $39.9 million, advertising contracts of $26.8 million, equipment and machinery of $18.3 million, operating leases of $16.1 million, glass bottles of $5.6 million, and other commitments of $6.1 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2022 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at September 24, 2016 totaled $65.0 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2015 and 2016 and cover the Company’s barley, wheat, and malt requirements for 2016 and part of 2017. These purchase commitments outstanding at September 24, 2016 totaled $29.3 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of September 24, 2016 totaled $5.6 million.

The Company has various operating lease agreements for facilities and equipment as of September 24, 2016. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2021. The contractual obligation on these lease agreements as of September 24, 2016 totaled $16.1 million.

Currently, the Company brews and packages more than 95% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. These requirements are not material to the Company’s operations.

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

As of September 24, 2016 and December 26, 2015, the Company had approximately $0.5 million and $0.5 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 24, 2016 and December 26, 2015, the Company had $0.3 million and $0.4 million, respectively, accrued for interest and penalties.

During the first quarter of 2016, the Company received a $12.0 million refund from the Internal Revenue Service of an overpayment of its 2015 estimated tax. The refund resulted from the Protecting Americans from Tax Hikes Act of 2015, which was enacted after payment of 2015 corporate estimated tax payments that were due on December 15, 2015 and allowed the Company to claim accelerated tax depreciation on qualified property, plant, and equipment additions, and a research & development tax credit on the 2015 federal corporate income tax return.

The Company’s federal and state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of September 24, 2016. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

G.	Debt

Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of September 24, 2016, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of September 24, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$75,919	$—	$—	$75,919

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$88,108	$—	$—	$88,108

The Company’s cash equivalents listed above represent money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds were invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents held in money market funds. At September 24, 2016 and December 26, 2015, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 24, 2016 and December 26, 2015, our cash and cash equivalents balance was $77.3 million and $94.2 million, respectively, including money market funds amounting to $75.9 million and $88.1 million, respectively.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of September 24, 2016
	Level 1	Level 2	Level 3	Total
Note payable	$—	$400	$—	$400

	As of December 26, 2015
	Level 1	Level 2	Level 3	Total
Note payable	$—	$458	$—	$458

I.	Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

		Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	Shares			(in thousands)
Outstanding at December 26, 2015	1,127,162	$63.99
Granted	765,112	199.05
Forfeited	(40,352)	196.86
Expired	(1,712)	241.79
Exercised	(496,930)	77.31

Outstanding at September 24, 2016	1,353,280	$138.45	6.44	$56,081

Exercisable at September 24, 2016	236,947	$79.25	3.79	$18,454

Vested and expected to vest at September 24, 2016	1,297,464	$137.91	6.42	$54,200

Of the total options outstanding at September 24, 2016, 94,860 shares were performance-based options.

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $150.00 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. At September 24, 2016, the stock option remained unexercised as to 574,507 shares. If the stock option had been exercised on September 24, 2016, the exercise price would have been $217.53 per share.

Additionally, on January 1, 2016, the Company granted options to purchase an aggregate of 88,629 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $96.29 per share, of which 70,502 shares relate to other special long-term service-based retention stock options and 18,127 shares relate to performance-based stock options.

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

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $70.00 per share. At September 24, 2016 and September 26, 2015, the stock option remained unexercised as to 301,546 shares and 452,319 shares, respectively. If the stock option had been exercised on September 24, 2016, the exercise price would have been $82.30 per share. If the stock option had been exercised on September 26, 2015, the exercise price would have been $147.48 per share.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 26, 2015	60,922	$150.03
Granted	27,221	161.39
Vested	(19,740)	114.12
Forfeited	(6,322)	154.30

Non-vested at September 24, 2016	62,081	$166.00

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

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 24, 2016 was $2.4 million and $8.1 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 26, 2015 was $1.6 million and $5.2 million, respectively, and was calculated based on awards expected to vest.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company is currently evaluating the impact ASU 2014-09 and has preliminarily concluded that it will not significantly affect how revenue for contracts with customers is recognized.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. Contractual obligation on lease agreements as of September 24, 2016 totaled $16.1 million.

In March, 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacts several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the statement of operations in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for the year beginning January 1, 2017 and may be applied retrospectively or prospectively. The impact ASU 2016-09 will have on the Company’s consolidated financial statements will mainly depend on unpredictable future events, including the timing and value realized upon exercise of stock options versus the fair value when those options were granted. The excess tax benefit from stock-based compensation arrangements was $12.4 million and $13.1 million for the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively.

K.	Subsequent Events

On October 6, 2016, the Board of Directors approved an increase of $180.0 million to the previously approved $601.0 million share buyback expenditure limit for a new limit of $781.0 million.

On October 17, 2016, the Company sold 52.7 acres of vacant land in Freetown, Massachusetts for $4.3 million, net of closing costs. The Company purchased the land for $6.0 million during 2007 and subsequently reduced the land’s carrying value to reflect perceived market conditions. As of September 24, 2016, this land was included in property, plant and equipment on the consolidated balance sheet at a book value of $3.3 million. The $1.0 million accounting gain related to this sale will be recognized on the consolidated statement of income and comprehensive income in the fourth quarter.

The Company evaluated subsequent events occurring after the balance sheet date, September 24, 2016, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of The Boston Beer Company, Inc. (the “Company” or “Boston Beer”) for the thirteen and thirty-nine week periods ended September 24, 2016, as compared to the thirteen and thirty-nine week periods ended September 26, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 24, 2016 compared to Thirteen Weeks Ended September 26, 2015

Net revenue. Net revenue decreased by $39.7 million, or 13.5%, to $253.4 million for the thirteen weeks ended September 24, 2016, as compared to $293.1 million for the thirteen weeks ended September 26, 2015, due primarily to decreased shipments and product mix effects, partially offset by price increases.

Volume. Total shipment volume decreased by 11.9% to 1,131,000 barrels for the thirteen weeks ended September 24, 2016, as compared to 1,284,000 barrels for the thirteen weeks ended September 26, 2015, due primarily to declines in shipments of Coney Island, Samuel Adams, Angry Orchard and Traveler brand products, partially offset by increases in Truly Spiked & Sparkling and Twisted Tea brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended September 24, 2016 decreased by approximately 8% compared to the comparable thirteen-week period in 2015, primarily due to declines in depletions of Samuel Adams, Angry Orchard, Coney Island and Traveler brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

The Company believes distributor inventory levels at September 24, 2016 were appropriate. Inventory at distributors participating in the Freshest Beer Program at September 24, 2016 decreased slightly in terms of days of inventory on hand when compared to September 26, 2015. The Company has approximately 77% of its volume on the Freshest Beer Program.

Net revenue per barrel. Net revenue per barrel decreased by 1.9% to $224.05 per barrel for the thirteen weeks ended September 24, 2016, as compared to $228.33 per barrel for the comparable period in 2015, due primarily to product mix effects, partially offset by price increases.

Cost of goods sold. Cost of goods sold was $105.93 per barrel for the thirteen weeks ended September 24, 2016, as compared to $106.02 per barrel for the thirteen weeks ended September 26, 2015. The 2016 decrease in cost of goods sold of $0.08 per barrel is primarily the result of product mix effects and cost saving initiatives in the Company breweries partially offset by unfavorable fixed cost absorption.

Gross profit. Gross profit was $118.12 per barrel for the thirteen weeks ended September 24, 2016, as compared to $122.32 per barrel for the thirteen weeks ended September 26, 2015. Gross margin was 52.7% for the thirteen weeks ended September 24, 2016, as compared to 53.6% for the thirteen weeks ended September 26, 2015. The decrease in gross profit per barrel of $4.20 is primarily due to a decrease in net revenue per barrel, partially offset by a decrease in cost of goods sold per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $14.4 million, or 18.4%, to $63.8 million for the thirteen weeks ended September 24, 2016, as compared to $78.2 million for the thirteen weeks ended September 26, 2015. The decrease was primarily the result of lower media spending and decreases in freight to distributors due to lower volume and lower freight rates.

Advertising, promotional and selling expenses were 25% of net revenue, or $56.42 per barrel, for the thirteen weeks ended September 24, 2016, as compared to 27% of net revenue, or $60.93 per barrel, for the thirteen weeks ended September 26, 2015. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $1.8 million, or 10.0%, to $19.5 million for the thirteen weeks ended September 24, 2016, as compared to $17.7 million for the thirteen weeks ended September 26, 2015. The increase was primarily due to increases in stock compensation and salary and benefits costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended September 24, 2016 was 37.1%, a 1.1 percentage point increase from the 36.0% rate incurred in the thirteen weeks ended September 26, 2015. This increase was primarily due to a decrease in pretax income without a corresponding decrease in non-deductible items.

Thirty-nine Weeks Ended September 24, 2016 compared to Thirty-nine Weeks Ended September 26, 2015

Net revenue. Net revenue decreased by $57.7 million, or 7.8%, to $687.1 million for the thirty-nine weeks ended September 24, 2016, as compared to $744.8 million for the thirty-nine weeks ended September 26, 2015, due primarily to decreased shipments and product mix effect, partially offset by price increases.

Volume. Total shipment volume decreased by 7.7% to 3,045,000 barrels for the thirty-nine weeks ended September 24, 2016, as compared to 3,297,000 barrels for the thirty-nine weeks ended September 26, 2015, due primarily to decreases in shipments of Samuel Adams. Angry Orchard, Coney Island and Traveler brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirty-nine weeks ended September 24, 2016 decreased by approximately 6% compared to the comparable thirty-nine week period in 2015, due primarily to decreases in depletions of Samuel Adams. Angry Orchard, and Traveler brand products, partially offset by increases in Twisted Tea, Truly Spiked & Sparkling and Coney Island brand products.

Net revenue per barrel. Net revenue per barrel decreased by 0.1% to $225.63 per barrel for the thirty-nine weeks ended September 24, 2016, as compared to $225.87 per barrel for the comparable period in 2015, due primarily to product mix effects, partially offset by price increases.

Cost of goods sold. Cost of goods sold was $110.03 per barrel for the thirty-nine weeks ended September 24, 2016, as compared to $106.73 per barrel for the thirty-nine weeks ended September 26, 2015. The 2016 increase in cost of goods sold of $3.30 per barrel is the result of unfavorable fixed cost absorption and product mix effects partially offset by cost saving initiatives in the Company breweries.

Gross profit. Gross profit was $115.60 per barrel for the thirty-nine weeks ended September 24, 2016, as compared to $119.14 per barrel for the thirty-nine weeks ended September 26, 2015. Gross margin was 51.2% for the thirty-nine weeks ended September 24, 2016, as compared to 52.7% for the thirty-nine weeks ended September 26, 2015. The decrease in gross profit per barrel of $3.54 is primarily due to an increase in cost of goods sold per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased $23.5 million, or 11.2%, to $186.3 million for the thirty-nine weeks ended September 24, 2016, as compared to $209.8 million for the thirty-nine weeks ended September 26, 2015. The decrease was primarily the result of decreases in freight to distributors due to lower volume and lower freight rates and lower media spending.

Advertising, promotional and selling expenses were 27% of net revenue, or $61.19 per barrel, for the thirty-nine weeks ended September 24, 2016, as compared to 28% of net revenue, or $63.63 per barrel, for the thirty-nine weeks ended September 26, 2015.

General and administrative. General and administrative expenses increased by $9.4 million, or 17.7%, to $62.3 million for the thirty-nine weeks ended September 24, 2016, as compared to $53.0 million for the comparable period in 2015. The increase was primarily due to increases in stock compensation, salary and benefits and facilities costs.

Provision for income taxes. The Company’s effective tax rate for the thirty-nine weeks ended September 24, 2016 was 36.6%, a 0.4 percentage point increase from the 36.2% rate incurred in the thirty-nine weeks ended September 26, 2015, primarily due to a decrease in pretax income without a corresponding decrease in non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $77.3 million as of September 24, 2016 from $94.2 million as of December 26, 2015, reflecting cash used in financing activities and for purchases of property, plant and equipment that was only partially offset by cash provided by operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 24, 2016 was $108.4 million and primarily consisted of net income of $65.2 million and non-cash items of $38.8 million, and a net decrease in operating assets and liabilities of $4.4 million which includes a $12 million tax refund in the first quarter of 2016. Cash provided by operating activities for the thirty-nine weeks ended September 26, 2015 was $142.5 million and primarily consisted of net income of $82.3 million and a net decrease in operating assets and liabilities of $36.9 million which includes a $17.2 million tax refund in the first quarter of 2015, and non-cash items of $23.2 million.

The Company used $37.0 million in investing activities during the thirty-nine weeks ended September 24, 2016, as compared to $55.6 million during the thirty-nine weeks ended September 26, 2015. Investing activities primarily consisted of discretionary equipment purchases to upgrade the Company-owned breweries.

Cash used in financing activities was $88.2 million during the thirty-nine weeks ended September 24, 2016, as compared to $28.6 million used in financing activities during the thirty-nine weeks ended September 26, 2015. The $59.6 million increase in cash used in financing activities in 2016 from 2015 is primarily due to an increase in stock repurchases under the Company’s Stock Repurchase Program.

During the thirty-nine weeks ended September 24, 2016 and the period from September 25, 2016 through October 14, 2016, the Company repurchased approximately 807,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $138.4 million. The Board of Directors increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $15.0 million and $180.0 million on July 27, 2016 and October 6, 2016, respectively, thereby increasing the limit from $586.0 million to $781.0 million. As of October 14, 2016, the Company had repurchased a cumulative total of approximately 12.3 million shares of its Class A Common Stock for an aggregate purchase price of $584.5 million and had approximately $196.5 million remaining on the $781.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 24, 2016 of $77.3 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2016 and 2017 Outlook

Year-to-date depletions through the 41 weeks ended October 8, 2016 are estimated by the Company to have decreased approximately 6% from the comparable period in 2015.

The Company is now targeting earnings per diluted share for 2016 of between $6.30 and $6.70, a decrease and narrowing of the range from the previously communicated estimate of $6.40 to $7.00, but actual results could vary significantly from this target. The 2016 fiscal year includes 53 weeks compared to the 2015 fiscal year which included only 52 weeks. The Company is currently planning that 2016 depletions and shipments change will be between minus 6% and minus 2%, a decrease of the range from the previously communicated estimate of change between minus 4% and zero. The Company is targeting price increases per barrel of between 1% and 2%, with full-year 2016 gross margins of between 50% and 52%. Investments in advertising, promotional and selling expenses are forcasted between a decrease of $10 million and flat for the full year 2016, a decrease in the range from the previously communicated estimate of between a decrease of $5 million and an increase of $5 million. These estimates do not include any increases or decreases in freight costs for the shipment of products to its Distributors. The Company estimates a full-year 2016 effective tax rate of approximately 36%.

The Company is completing its 2017 planning process and will provide further detailed guidance when the Company presents its full-year 2016 results. The Company is currently using the following preliminary assumptions and targets for 2017, which represents a 52-week fiscal year compared to the 53-week fiscal year in 2016. The Company is forecasting depletion and shipment change of between minus low single digits and plus low single digits. The Company is targeting price increases per barrel of between 1% and 2%. Full-year 2017 gross margins are currently expected to be between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses between $10 million and $20 million for the full year 2017, which does not include any increases in freight costs for the shipment of products to its distributors. The Company intends to increase its investment in its brands in 2017 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2017 effective tax rate of approximately 36.3%, excluding the impact of ASU 2016-09 which is effective for the company on January 1, 2017. The Company is not currently planning to provide forward guidance on the impact that ASU 2016-09 will have on 2017 financial statements and full-year effective tax rate as this will mainly depend upon unpredictable future events, including the timing and value realized upon exercise of stock options versus the fair value when those options were granted.

The Company is continuing to evaluate 2016 capital expenditures. Its current estimates are between $55 million and $65 million, a decrease of the range from the previously communicated estimate of between $60 million to $70 million. The Company estimates full-year 2017 capital spending of between $40 million and $60 million. The capital will be mostly spent in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth. The actual total amount spent on 2016 and 2017 capital expenditures may well be different from these estimates.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At September 24, 2016, the Company did not have off-balance sheet arrangements as defined in 03(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended September 24, 2016.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended September 24, 2016.

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

Item 4. CONTROLS AND PROCEDURES

As of September 24, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 24, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended September 24, 2016 there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

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

The Board of Directors increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $15.0 million and $180.0 million on July 27, 2016 and October 6, 2016, respectively, thereby increasing the limit from $586.0 million to $781.0 million. As of October 14, 2016, the Company had repurchased a cumulative total of approximately 12.3 million shares of its Class A Common Stock for an aggregate purchase price of $584.5 million and had $196.5 million remaining on the $781.0 million share buyback expenditure limit set by the Board of Directors.

During the thirty-nine weeks ended September 24, 2016, the Company repurchased 788,547 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 27, 2015 to January 30, 2016	129,322	$178.33	128,798	$55,912,890
January 31, 2016 to February 27, 2016	103,605	183.12	103,328	86,961,273
February 28, 2016 to March 26, 2016	100,719	187.34	100,407	68,215,806
March 27, 2016 to April 30, 2016	143,676	173.98	143,352	54,167,002
May 1, 2016 to May 28, 2016	130,318	153.69	129,964	34,182,017
May 29, 2016 to June 25, 2016	119,987	158.41	119,519	15,231,260
June 26, to July 30, 2016	28,020	168.85	27,723	25,533,994
July 31, 2016 to August 27, 2016	12,876	184.54	12,732	23,175,199
August 28, 2016 to September 24, 2016	20,025	166.41	19,961	19,851,706

Total	788,548	$171.68	785,784	$19,851,706

Of the shares that were repurchased during the period, 2,764 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of October 14, 2016, the Company had 9.2 million shares of Class A Common Stock outstanding and 3.4 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note C of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Title

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: October 20, 2016	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: October 20, 2016	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)