Form 10-Q
period 2017-04-01
BOSTON BEER CO INC
filed 2017-04-26
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes  ☐            No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 21, 2017:

Class A Common Stock, $.01 par value	9,243,992
Class B Common Stock, $.01 par value	3,097,355
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

April 1, 2017

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 1,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$59,893	$91,035
Accounts receivable, net of allowance for doubtful accounts of $4 and $0 as of April 1, 2017 and December 31, 2016, respectively	35,314	36,694
Inventories	54,444	52,499
Prepaid expenses and other current assets	9,524	8,731
Income tax receivable	6,898	4,928

Total current assets	166,073	193,887
Property, plant and equipment, net	404,426	408,411
Other assets	12,773	9,965
Goodwill	3,683	3,683

Total assets	$586,955	$615,946

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,072	$40,585
Accrued expenses and other current liabilities	48,406	60,934

Total current liabilities	84,478	101,519
Deferred income taxes, net	57,378	57,261
Other liabilities	9,688	10,584

Total liabilities	151,544	169,364
Commitments and Contingencies (See Note E)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,245,882 and 9,170,956 issued and outstanding as of April 1, 2017 and December 31, 2016, respectively	92	92
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,097,355 and 3,197,355 issued and outstanding as of April 1, 2017 and December 31, 2016, respectively	31	32
Additional paid-in capital	366,297	349,913
Accumulated other comprehensive loss, net of tax	(1,102)	(1,103)
Retained earnings	70,093	97,648

Total stockholders’ equity	435,411	446,582

Total liabilities and stockholders’ equity	$586,955	$615,946

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	April 1,	March 26,
	2017	2016
Revenue	$172,437	$202,009
Less excise taxes	10,742	13,182

Net revenue	161,695	188,827
Cost of goods sold	85,351	97,296

Gross profit	76,344	91,531
Operating expenses:
Advertising, promotional and selling expenses	53,754	59,249
General and administrative expenses	18,562	21,045

Total operating expenses	72,316	80,294

Operating income	4,028	11,237
Other income (expense), net:
Interest income, net	84	23
Other expense, net	(72)	(219)

Total other income (expense), net	12	(196)

Income before income tax (benefit) provision	4,040	11,041
Income tax (benefit) provision	(1,671)	4,009

Net income	$5,711	$7,032

Net income per common share - basic	$0.46	$0.55

Net income per common share - diluted	$0.45	$0.53

Weighted-average number of common shares - Class A basic	9,230	9,375

Weighted-average number of common shares - Class B basic	3,170	3,367

Weighted-average number of common shares - diluted	12,516	13,088

Net income	$5,711	$7,032

Other comprehensive income:
Foreign currency translation adjustment	—	(4)

Comprehensive income	$5,711	$7,028

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen-weeks ended
	April 1,	March 26,
	2017	2016
Cash flows (used in) provided by operating activities:
Net income	$5,711	$7,032
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,724	12,029
Loss on disposal of property, plant and equipment	27	303
Bad debt expense (recovery)	4	(33)
Stock-based compensation expense	1,581	2,686
Excess tax benefit from stock-based compensation arrangements	—	(3,839)
Deferred income taxes	117	351
Changes in operating assets and liabilities:
Accounts receivable	1,376	(6,166)
Inventories	(4,799)	(5,275)
Prepaid expenses, income tax receivable and other assets	(2,784)	8,165
Accounts payable	(6,254)	3,825
Accrued expenses and other current liabilities	(12,595)	(8,282)
Other liabilities	(148)	(1,529)

Net cash (used in) provided by operating activities	(5,040)	9,267

Cash flows used in investing activities:
Purchases of property, plant and equipment	(6,981)	(13,011)
Proceeds from disposal of property, plant and equipment	7	—
Decrease in restricted cash	16	56

Net cash used in investing activities	(6,958)	(12,955)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(33,268)	(63,775)
Proceeds from exercise of stock options	13,869	20,347
Cash paid on note payable	(60)	(58)
Excess tax benefit from stock-based compensation arrangements	—	3,839
Net proceeds from sale of investment shares	315	270

Net cash used in financing activities	(19,144)	(39,377)

Change in cash and cash equivalents	(31,142)	(43,065)
Cash and cash equivalents at beginning of year	91,035	94,193

Cash and cash equivalents at end of period	$59,893	$51,128

Supplemental disclosure of cash flow information:
Income taxes paid	$225	$1,963

Income taxes refunded	$2	$12,000

Increase in accounts payable for purchase of property, plant and equipment	$1,741	$1,628

Decrease in accounts payable for repurchase of Class A Common Stock	$—	$(3,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

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

The accompanying unaudited consolidated balance sheet as of April 1, 2017, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended April 1, 2017 and March 26, 2016 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of April 1, 2017 and the results of its consolidated operations and consolidated cash flows for the interim periods ended April 1, 2017 and March 26, 2016, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. The Company’s goal is to maintain on hand a supply of at least one year for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	April 1,	December 31,
	2017	2016
	(in thousands)
Current inventory:
Raw materials	$35,610	$35,314
Work in process	8,555	8,131
Finished goods	10,279	9,054

Total current inventory	54,444	52,499
Long term inventory	9,170	6,316

Total inventory	$63,614	$58,815

C.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	April 1,	March 26,
	2017	2016
	(in thousands, except per share data)
Net income	$5,711	$7,032

Allocation of net income for basic:
Class A Common Stock	$4,227	$5,149
Class B Common Stock	1,452	1,849
Unvested participating shares	32	34

	$5,711	$7,032
Weighted average number of shares for basic:
Class A Common Stock	9,230	9,375
Class B Common Stock*	3,170	3,367
Unvested participating shares	71	62

	12,471	12,804
Net income per share for basic:
Class A Common Stock	$0.46	$0.55

Class B Common Stock	$0.46	$0.55

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on March 7, 2017, 45,000 shares to Class A Common Stock on November 30, 2016 and 125,000 shares to Class A Common Stock on November 4, 2016, with the ending number of shares reflecting the weighted average for the periods.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	April 1, 2017			March 26, 2016
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$4,227	9,230	$0.46	$5,149	9,375	$0.55
Add: effect of dilutive potential common shares
Share-based awards	—	116		—	346
Class B Common Stock	1,452	3,170		1,849	3,367
Net effect of unvested participating shares	—	—		1	—

Net income per common share - diluted	$5,679	12,516	$0.45	$6,999	13,088	$0.53

Weighted-average stock options to purchase approximately 764,000 and 656,000 shares of Class A Common Stock were outstanding during the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively, but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 36,000 and 18,000 shares of Class A Common Stock were outstanding as of April 1, 2017 and March 26, 2016, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase approximately 36,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of April 1, 2017, 31,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023. The remaining 5,000 shares were granted in 2017 to executive officers and the vesting of these shares requires annual depletions to attain certain thresholds in 2019.

Furthermore, performance-based stock options to purchase approximately 5,000 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the thirteen weeks ended April 1, 2017.

D.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended April 1, 2017 and March 26, 2016 were not material.

E.	Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $155.8 million at April 1, 2017. These obligations are made up of hops, barley and wheat totaling $66.4 million, advertising contracts of $27.0 million, apples and other ingredients of $22.4 million, operating leases of $15.1 million, glass bottles of $13.1 million, equipment and machinery of $5.7 million and other commitments of $6.1 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at April 1, 2017 totaled $48.2 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2016, 2017 and 2018 and cover the Company’s barley, wheat, and malt requirements for 2017 and part of 2018. These purchase commitments outstanding at April 1, 2017 totaled $18.2 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of April 1, 2017 totaled $13.1 million.

The Company has various operating lease agreements for facilities and equipment as of April 1, 2017. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2022. The contractual obligation on these lease agreements as of April 1, 2017 totaled $15.1 million.

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

As of April 1, 2017 and December 31, 2016, the Company had approximately $0.4 million and $0.5 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of April 1, 2017 and December 31, 2016, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

The Company’s federal and state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of April 1, 2017. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax (benefit) provision for the thirteen weeks ended April 1, 2017 and March 26, 2016:

	April 1,	March 26,
	2017	2016
	(in thousands)
Summary of income tax (benefit) provision
Tax provision based on net income	$1,891	$4,009
Impact of adoption of ASU 2016-09	(3,562)	—

Total income tax (benefit) provision	$(1,671)	$4,009

The Company’s effective tax rate for the thirteen weeks ended April 1, 2017, excluding the impact of the adoption of ASU 2016-09, increased to 46.8% from 36.3% for the thirteen weeks ended March 26, 2016.

G.	Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of April 1, 2017, the Company was not in violation of any of its financial covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of April 1, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,951	$—	$—	$59,951

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents	$89,966	$—	$—	$89,966

The Company’s cash equivalents listed above represent money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds were invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents held in money market funds. At April 1, 2017 and December 31, 2016, the Company had money market funds which have been deemed “Triple A” rated. The Company considers the “Triple A” rated money market funds to be a large, highly-rated investment-grade institution. As of April 1, 2017 and December 31, 2016, the Company’s cash and cash equivalents balance was $59.9 million and $91.0 million, respectively, including money market funds amounting to $60.0 million and $90.0 million, respectively.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of April 1, 2017
	Level 1	Level 2	Level 3	Total
Note payable	$—	$340	$—	$340

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Note payable	$—	$400	$—	$400

I.	Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,348,233	$141.98
Granted	5,185	169.85
Forfeited	(4,708)	201.91
Expired	—	—
Exercised	(166,773)	83.16

Outstanding at April 1, 2017	1,181,937	$173.43	6.93	$24,673

Exercisable at April 1, 2017	199,682	$91.22	4.04	$12,289

Vested and expected to vest at April 1, 2017	582,117	$113.59	5.06	$24,054

Of the total options outstanding at April 1, 2017, 70,050 shares were performance-based options.

On January 1, 2017, the Company granted options to purchase an aggregate of 5,185 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $81.95 per share, of which all shares relate to performance-based stock options.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $70.00 per share over the exercise price. At April 1, 2017 and March 26, 2016, the stock option remained unexercised as to 150,773 shares and 301,546 shares, respectively. If the stock option had been exercised on April 1, 2017, the exercise price would have been $74.65 per share. If the stock option had been exercised on March 26, 2016, the exercise price would have been $114.35 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41.

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $150 per share over the exercise price. At April 1, 2017 and March 26, 2016, the stock option remained unexercised as to 574,507 shares. If the stock option had been exercised on April 1, 2017, the exercise price would have been $227.60 per share. If the stock option had been exercised on March 26, 2016, the exercise price would have been $201.91 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. As a result of the Chief Executive Officer’s planned retirement in 2018, the Company estimated a 100% forfeiture rate related to this grant.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2016	64,968	$166.29
Granted	24,671	131.64
Vested	(20,061)	146.83
Forfeited	(380)	101.26

Non-vested at April 1, 2017	69,198	$159.94

On January 1, 2017, the Company granted 12,358 shares of restricted stock awards to certain senior managers and key employees, of which all shares vest ratably over service periods of five years. On January 1, 2017, employees elected to purchase 10,146 shares under the investment share program. The weighted average fair value of the restricted stock awards and investment shares, which are sold to employees at discount under its investment share program, was $169.85 and $78.74 per share, respectively.

On March 3, 2017 the Company granted 2,167 shares of restricted stock awards to a newly hired member of senior management, of which all shares vest ratably over a service period of five years. The weighted average fair value of the restricted stock award was $161.45.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended April 1, 2017 and March 26, 2016 was $1.6 million and $2.7 million, respectively, and was calculated based on awards expected to vest.

J.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the thirteen weeks ended April 1, 2017, $3.6 million in excess tax benefit from stock-based compensation arrangements was recognized within income tax benefit in the consolidated statement of comprehensive income and classified as an operating activity in the consolidated statement of cash flow. Additionally, the Company will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 as part of the FASB’s initiative to simplify accounting standards. The guidance required an entity to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. The Company adopted this new accounting standard retrospectively in the first quarter of 2017. As of April 1, 2017 and December 31, 2016, the Company had $7.1 million and $7.4 million, respectively, of current deferred tax assets that are now classified as noncurrent on the consolidated balance sheets under this new accounting standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance required an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The Company adopted this new accounting standard prospectively in the first quarter of 2017. This new accounting standard did not have a significant impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Effective

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. The Company currently expects to adopt ASU 2016-02 in the first quarter of 2018. As of April 1, 2017 and December 31, 2016, the Company had $15.1 million and $15.9 million, respectively, of contractual obligation on lease agreements, the present value of which, would be included on the consolidated balance sheets under the new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplfying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the all impairment tests performed beginning December 29, 2019. The Company does not expect adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

K.	Immaterial Restatement of Previously Issued Financial Statements and Reclassification

In the third quarter of fiscal 2016, the Company identified a reporting error in the consolidated statement of cash flows for the thirteen weeks ended March 26, 2016, which the Company corrected in the consolidated statement of cash flows for the thirty-nine weeks ended September 24, 2016. For the thirteen weeks ended March 26, 2016, the Company previously classified a $3 million decrease in accounts payable for repurchase of Class A Common Stock as a decrease in cash flows provided by operating activities rather than classifying it as an increase in cash flows used in financing activities. The Company has adjusted the consolidated statement of cash flows for the thirteen weeks ended March 26, 2016 to properly classify this $3 million decrease in accounts payable for repurchase of Class A Common Stock. This reporting error had no effect on the Company’s results of operation or financial position as of and for the thirteen weeks ended March 26, 2016. The Company concluded that the consolidated statement of cash flows for the thirteen weeks ended March 26, 2016 is not materially misstated.

L.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, April 1, 2017, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week period ended April 1, 2017, as compared to the thirteen week period ended March 26, 2016. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 1, 2017 compared to Thirteen Weeks Ended March 26, 2016

	Thirteen Weeks Ended (in thousands, except per barrel)
	April 1, 2017			March 26, 2016			Amount change	% change	Per barrel change
Barrels sold	707			834			(127)	-15.3%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$161,695	$228.83	100.0%	$188,827	$226.41	100.0%	$(27,132)	-14.4%	$2.42
Cost of goods	85,351	120.79	52.8%	97,296	116.66	51.5%	(11,945)	-12.3%	4.13

Gross profit	76,344	108.04	47.2%	91,531	109.75	48.5%	(15,187)	-16.6%	(1.71)

Advertising, promotional and selling expenses	53,754	76.07	33.2%	59,249	71.04	31.4%	(5,495)	-9.3%	5.03
General and administrative expenses	18,562	26.27	11.5%	21,045	25.23	11.1%	(2,483)	-11.8%	1.04

Total operating expenses	72,316	102.34	44.7%	80,294	96.28	42.5%	(7,978)	-9.9%	6.06

Operating income	4,028	5.70	2.5%	11,237	13.47	6.0%	(7,209)	-64.2%	(7.77)

Other expense, net	12	0.02	0.0%	(196)	(0.24)	-0.1%	208	-106.1%	0.26

Income before income tax (benefit) provision	4,040	5.72	2.5%	11,041	13.24	5.8%	(7,001)	-63.4%	(7.52)
Income tax (benefit) provision	(1,671)	(2.36)	-1.0%	4,009	4.81	2.1%	(5,680)	-141.7%	(7.17)

Net income	$5,711	$8.08	3.5%	$7,032	$8.43	3.7%	$(1,321)	-18.8%	$(0.35)

Net revenue. Net revenue decreased by $27.1 million, or 14.4%, to $161.7 million for the thirteen weeks ended April 1, 2017, as compared to $188.8 million for the thirteen weeks ended March 26, 2016, due primarily to decreased shipments partially offset by price increases.

Volume. Total shipment volume decreased by 15.3%, to 707,000 barrels for the thirteen weeks ended April 1, 2017, as compared to 834,000 barrels for the thirteen weeks ended March 26, 2016, due primarily to decreases in shipments of Samuel Adams and Angry Orchard brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended April 1, 2017 decreased by approximately 14% compared to the thirteen weeks ended March 26, 2016, primarily due to decreases in depletions of Samuel Adams and Angry Orchard brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

The Company believes distributor inventory levels at April 1, 2017 were appropriate. Inventory at distributors participating in the Freshest Beer Program at April 1, 2017 decreased slightly in terms of days of inventory on hand when compared to March 26, 2016. The Company has approximately 78% of its volume on the Freshest Beer Program.

Net revenue per barrel. Net revenue per barrel increased by 1.1% to $228.83 per barrel for the thirteen weeks ended April 1, 2017, as compared to $226.41 per barrel for the comparable period in 2016, due primarily to price increases.

Cost of goods sold. Cost of goods sold was $120.79 per barrel for the thirteen weeks ended April 1, 2017, as compared to $116.66 per barrel for the thirteen weeks ended March 26, 2016. The 2017 increase in cost of goods sold of $4.13 per barrel is primarily the result of unfavorable fixed cost absorption and product mix effects, partially offset by cost saving initiatives in the Company’s breweries.

Gross profit. Gross profit was $108.04 per barrel for the thirteen weeks ended April 1, 2017, as compared to $109.75 per barrel for the thirteen weeks ended March 26, 2016. Gross margin was 47.2% for the thirteen weeks ended April 1, 2017, as compared to 48.5% for the thirteen weeks ended March 26, 2016. The decrease in gross profit per barrel of $1.71 is primarily due to an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $5.5 million, or 9.3%, to $53.8 million for the thirteen weeks ended April 1, 2017, as compared to $59.2 million for the thirteen weeks ended March 26, 2016. The decrease was primarily the result of lower point-of-sale spending and freight to distributors.

Advertising, promotional and selling expenses were 33.2% of net revenue, or $76.07 per barrel, for the thirteen weeks ended April 1, 2017, as compared to 31.4% of net revenue, or $71.04 per barrel, for the thirteen weeks ended March 26, 2016. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses decreased by $2.5 million, or 11.8%, to $18.6 million for the thirteen weeks ended April 1, 2017, as compared to $21.0 million for the thirteen weeks ended March 26, 2016. The decrease was primarily due to decreases in stock compensation, salaries and benefits and consulting costs.

Provision for income taxes. During the quarter ended April 1, 2017, the Company recorded a net income tax benefit of $1.7 million which consists of a $3.6 million tax benefit related to stock option exercises upon adoption of ASU 2016-09 partially offset by other income tax expense of $1.9 million. The Company’s effective tax rate for the first quarter, excluding the impact of the adoption of ASU 2016-09, increased to 46.8% from 36.3% in the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $59.9 million as of April 1, 2017 from $91.0 million as of December 31, 2016, reflecting cash used in financing activities, cash used for purchases of property, plant and equipment and cash used in operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash used in operating activities for the thirteen weeks ended April 1, 2017 was $5.0 million and primarily consisted of a net increase in operating assets and liabilities of $25.2 million partially offset by non-cash items of $14.5 million and net income of $5.7 million. Cash provided by operating activities for the thirteen weeks ended March 26, 2016 was $9.3 million and primarily consisted of net income of $7.0 million and non-cash items of $11.5 million, partially offset by a net increase in operating assets and liabilities of $9.2 million which includes a $12.0 million tax refund in the first quarter of 2016. For the thirteen weeks ended March 26, 2016, the Company previously classified a $3 million decrease in accounts payable for repurchase of Class A Common Stock as a decrease in cash flows provided by operating activities rather than classifying it as increase in cash flows used in financing activities. The Company has adjusted the consolidated statement of cash flows for the thirteen weeks ended March 26, 2016 to properly classify this $3 million decrease in accounts payable for repurchase of Class A Common Stock. Refer to Note K for further details.

The Company used $7.0 million in investing activities during the thirteen weeks ended April 1, 2017, as compared to $13.0 million during the thirteen weeks ended March 26, 2016. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth.

Cash used in financing activities was $19.1 million during the thirteen weeks ended April 1, 2017, as compared to $39.4 million used in financing activities during the thirteen weeks ended March 26, 2016. The $20.3 million decrease in cash used in financing activities in 2017 from 2016 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program, partially offset by a decrease in proceeds from the exercise of stock options.

During the thirteen weeks ended April 1, 2017 and the period from April 2, 2017 through April 21, 2017, the Company repurchased approximately 283,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $43.3 million. As of April 21, 2017, the Company had repurchased a cumulative total of approximately 12.8 million shares of its Class A Common Stock for an aggregate purchase price of $651.0 million and had approximately $130.0 million remaining on the $781.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of April 1, 2017 of $59.9 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2017 Outlook

Year-to-date depletions through the 15 weeks ended April 15, 2017 are estimated by the Company to have decreased approximately 13% from the comparable period in 2016.

The Company currently projects earnings per diluted share for 2017 of between $4.20 and $6.20, excluding the impact of ASU 2016-09 and reflecting the uncertain volume outlook, but actual results could vary significantly from this target. The 2017 fiscal year includes only 52 weeks compared to the 2016 fiscal year which included 53 weeks. The Company is currently planning that 2017 depletions and shipments percentage change will be between minus 7% and plus 1%. The Company is targeting national price increases of between 1% and 2%. Full-year 2017 gross margins are currently expected to be between 51% and 52%. The Company intends to increase advertising, promotional and selling expenses by between $20 million and $30 million for the full year 2017, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company intends to increase its investment in its brands in 2017, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2017 effective tax rate of approximately 37%, which excludes the impact of ASU 2016-09 that took effect for the Company on January 1, 2017. The Company is not currently planning to provide forward guidance on the impact that ASU 2016-09 will have on the Company’s 2017 financial statements and full-year effective tax rate, as this will mainly depend upon unpredictable future events, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted.

The Company is continuing to evaluate 2017 capital expenditures. Its current estimates are between $30 million and $50 million, a decrease in the range from the previously communicated estimated of between $40 million and $60 million. The capital will mostly be spent in the Company’s breweries. The actual total amount spent on 2017 capital expenditures may well be different from these estimates.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At April 1, 2017, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended April 1, 2017.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended April 1, 2017.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2016, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of April 1, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended April 1, 2017 there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of April 21, 2017, the Company had repurchased a cumulative total of approximately 12.8 million shares of its Class A Common Stock for an aggregate purchase price of $651.0 million and had $130.0 million remaining on the $781.0 million share buyback expenditure limit set by the Board of Directors.

During the thirteen weeks ended April 1, 2017, the Company repurchased 212,288 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 to February 4, 2017	81,294	$158.87	81,240	$160,355,154
February 5, 2017 to March 4, 2017	66,205	161.69	65,968	149,659,234
March 5, 2017 to April 1, 2017	64,789	149.51	64,700	139,979,876

Total	212,288	$156.89	211,908	$139,979,876

Of the shares that were repurchased during the period, 380 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of April 21, 2017, the Company had 9.2 million shares of Class A Common Stock outstanding and 3.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: April 26, 2017	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: April 26, 2017	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)