Form 10-Q
period 2017-07-01
BOSTON BEER CO INC
filed 2017-07-27
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2017:

Class A Common Stock, $.01 par value	8,918,875
Class B Common Stock, $.01 par value	3,097,355
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

July  1, 2017

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 1, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$71,651	$91,035
Accounts receivable, net of allowance for doubtful accounts of $17 and $0 as of July 1, 2017 and December 31, 2016, respectively	51,678	36,694
Inventories	56,331	52,499
Prepaid expenses and other current assets	8,627	8,731
Income tax receivable	2,427	4,928

Total current assets	190,714	193,887
Property, plant and equipment, net	394,525	408,411
Other assets	12,585	9,965
Goodwill	3,683	3,683

Total assets	$601,507	$615,946

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$45,615	$40,585
Accrued expenses and other current liabilities	67,190	60,934

Total current liabilities	112,805	101,519
Deferred income taxes, net	57,286	57,261
Other liabilities	9,752	10,584

Total liabilities	179,843	169,364
Commitments and Contingencies (See Note E)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,929,757 and 9,170,956 issued and outstanding as of July 1, 2017 and December 31, 2016, respectively	89	92
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,097,355 and 3,197,355 issued and outstanding as of July 1, 2017 and December 31, 2016, respectively	31	32
Additional paid-in capital	368,328	349,913
Accumulated other comprehensive loss, net of tax	(1,093)	(1,103)
Retained earnings	54,309	97,648

Total stockholders’ equity	421,664	446,582

Total liabilities and stockholders’ equity	$601,507	$615,946

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenue	$264,664	$261,225	$437,101	$463,233
Less excise taxes	16,734	16,409	27,476	29,590

Net revenue	247,930	244,816	409,625	433,643
Cost of goods sold	113,911	117,940	199,262	215,236

Gross profit	134,019	126,876	210,363	218,407
Operating expenses:
Advertising, promotional and selling expenses	67,831	63,252	121,585	122,501
General and administrative expenses	19,395	21,799	37,957	42,844
Impairment of assets	1,505	37	1,505	37

Total operating expenses	88,731	85,088	161,047	165,382

Operating income	45,288	41,788	49,316	53,025
Other income (expense), net:
Interest income, net	86	20	170	43
Other income (expense), net	129	(206)	57	(425)

Total other income (expense), net	215	(186)	227	(382)

Income before income tax provision	45,503	41,602	49,543	52,643
Income tax provision	16,378	14,981	14,707	18,990

Net income	$29,125	$26,621	$34,836	$33,653

Net income per common share — basic	$2.38	$2.11	$2.82	$2.65

Net income per common share — diluted	$2.35	$2.06	$2.79	$2.58

Weighted-average number of common shares — Class A basic	9,092	9,181	9,161	9,278

Weighted-average number of common shares — Class B basic	3,097	3,367	3,134	3,367

Weighted-average number of common shares — diluted	12,344	12,830	12,430	12,959

Net income	$29,125	$26,621	$34,836	$33,653

Other comprehensive income:
Foreign currency translation adjustment	(10)	(88)	(10)	(92)

Comprehensive income	$29,115	$26,533	$34,826	$33,561

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	July 1, 2017	June 25, 2016
Cash flows provided by operating activities:
Net income	$34,836	$33,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,616	24,473
Impairment of assets	1,505	37
Loss on disposal of property, plant and equipment	22	511
Bad debt expense (recovery)	17	(55)
Stock-based compensation expense	3,413	5,741
Excess tax benefit from stock-based compensation arrangements	—	(5,840)
Deferred income taxes	25	1,375
Changes in operating assets and liabilities:
Accounts receivable	(15,001)	(17,655)
Inventories	(6,549)	(4,783)
Prepaid expenses, income tax receivable and other assets	2,605	12,394
Accounts payable	8,580	1,005
Accrued expenses and other current liabilities	6,227	6,967
Other liabilities	(254)	(6,504)

Net cash provided by operating activities	61,042	51,319

Cash flows used in investing activities:
Purchases of property, plant and equipment	(16,721)	(25,954)
Proceeds from disposal of property, plant and equipment	16	—
Change in restricted cash	(5)	56

Net cash used in investing activities	(16,710)	(25,898)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(78,180)	(127,675)
Proceeds from exercise of stock options	14,062	29,521
Cash paid on note payable	(60)	(58)
Excess tax benefit from stock-based compensation arrangements	—	5,840
Net proceeds from sale of investment shares	462	338

Net cash used in financing activities	(63,716)	(92,034)

Change in cash and cash equivalents	(19,384)	(66,613)
Cash and cash equivalents at beginning of year	91,035	94,193

Cash and cash equivalents at end of period	$71,651	$27,580

Supplemental disclosure of cash flow information:
Income taxes paid	$4,812	$8,655

Income taxes refunded	$2	$12,000

(Decrease) Increase in accounts payable for purchase of property, plant and equipment	$(3,550)	$870

Decrease in accounts payable for repurchase of Class A Common Stock	$—	$(3,000)

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

The accompanying unaudited consolidated balance sheet as of July 1, 2017, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended July 1, 2017 and June 25, 2016 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of July 1, 2017 and the results of its consolidated operations and consolidated cash flows for the interim periods ended July 1, 2017 and June 25, 2016, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	July 1, 2017	December 31, 2016
	(in thousands)
Current inventory:
Raw materials	$34,974	$35,314
Work in process	8,705	8,131
Finished goods	12,652	9,054

Total current inventory	56,331	52,499
Long term inventory	9,033	6,316

Total inventory	$65,364	$58,815

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

Net Income per Common Share — Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$29,125	$26,621	$34,836	$33,653

Allocation of net income for basic:
Class A Common Stock	$21,603	$19,375	$25,812	$24,567
Class B Common Stock	7,360	7,107	8,829	8,916
Unvested participating shares	162	139	195	170

	$29,125	$26,621	$34,836	$33,653
Weighted average number of shares for basic:
Class A Common Stock	9,092	9,181	9,161	9,278
Class B Common Stock*	3,097	3,367	3,134	3,367
Unvested participating shares	68	66	69	64

	12,257	12,614	12,364	12,709
Net income per share for basic:
Class A Common Stock	$2.38	$2.11	$2.82	$2.65

Class B Common Stock	$2.38	$2.11	$2.82	$2.65

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on March 7, 2017, 45,000 shares to Class A Common Stock on November 30, 2016 and 125,000 shares to Class A Common Stock on November 4, 2016, with the ending number of shares reflecting the weighted average for the periods

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	July 1, 2017			June 25, 2016
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$21,603	9,092	$2.38	$19,375	9,181	$2.11
Add: effect of dilutive potential common shares
Share-based awards	—	155		—	282
Class B Common Stock	7,360	3,097		7,107	3,367
Net effect of unvested participating shares	2	—		3	—

Net income per common share — diluted	$28,965	12,344	$2.35	$26,485	12,830	$2.06

	Twenty-six weeks ended
	July 1, 2017			June 25, 2016
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$25,812	9,161	$2.82	$24,567	9,278	$2.65
Add: effect of dilutive potential common shares
Share-based awards	—	135		—	314
Class B Common Stock	8,829	3,134		8,916	3,367
Net effect of unvested participating shares	2	—		4	—

Net income per common share — diluted	$34,643	12,430	$2.79	$33,487	12,959	$2.58

During the thirteen and twenty-six weeks ended July 1, 2017, weighted-average stock options to purchase approximately 801,000 and 800,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended June 25, 2016, weighted-average stock options to purchase approximately 737,000 and 695,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 36,000 and 36,000 shares of Class A Common Stock were outstanding as of July 1, 2017 and June 25, 2016, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase approximately 36,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of July 1, 2017, 31,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023. The remaining 5,000 shares were granted in 2017 to executive officers and the vesting of these shares requires annual depletions to attain certain thresholds in 2019.

Furthermore, performance-based stock options to purchase approximately 5,000 shares of Class A Common Stock were not included in computing diluted income per share because the performance criteria of these stock options were not met and the options were cancelled during the twenty-six weeks ended July 1, 2017.

D. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended July 1, 2017 and June 25, 2016 were not material.

E. Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $127.3 million at July 1, 2017. These obligations are made up of hops, barley and wheat totaling $58.7 million, advertising contracts of $16.8 million, operating leases of $14.3 million, apples and other ingredients of $14.0 million, glass bottles of $7.7 million, equipment and machinery of $6.9 million and other commitments of $8.9 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2022 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at July 1, 2017 totaled $42.4 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2016 and 2017 and cover the Company’s barley, wheat, and malt requirements for 2017 and part of 2018. These purchase commitments outstanding at July 1, 2017 totaled $16.3 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of July 1, 2017 totaled $7.7 million.

The Company has various operating lease agreements for facilities and equipment as of July 1, 2017. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2022. The contractual obligation on these lease agreements as of July 1, 2017 totaled $14.3 million.

Currently, the Company brews and packages more than 90% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. These requirements are not material to the Company’s operations.

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

F. Income Taxes

As of July 1, 2017 and December 31, 2016, the Company had approximately $0.4 million and $0.5 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of July 1, 2017 and December 31, 2016, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

The Company’s federal and state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of July 1, 2017. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax provision for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016:

	Thirteen weeks ended
	July 1, 2017	June 25, 2016
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$16,546	$14,981
Impact of adoption of ASU 2016-09	(168)	—

Total income tax provision	$16,378	$14,981

	Twenty-six weeks ended
	July 1, 2017	June 25, 2016
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$18,437	$18,990
Impact of adoption of ASU 2016-09	(3,730)	—

Total income tax provision	$14,707	$18,990

The Company’s effective tax rate for the thirteen weeks ended July 1, 2017 remained flat at 36.0% compared to the thirteen weeks ended June 25, 2016. The Company’s effective tax rate for the twenty-six weeks ended July 1, 2017 decreased to 29.7% from 36.1% for the twenty-six weeks ended June 25, 2016. This decrease was primarily due to the tax benefit resulting from the adoption of ASU 2016-09, which was effective for the Company on January 1, 2017.

G. Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of July 1, 2017, the Company was not in violation of any of its financial covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of July 1, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$70,762	$—	$—	$70,762

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents	$89,966	$—	$—	$89,966

The Company’s cash equivalents listed above represent money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds were invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents held in money market funds. At July 1, 2017 and December 31, 2016, the Company had money market funds which have been deemed “Triple A” rated. The Company considers the “Triple A” rated money market funds to be a large, highly-rated investment-grade institution. As of July 1, 2017 and December 31, 2016, the Company’s cash and cash equivalents balance was $71.7 million and $91.0 million, respectively, including money market funds amounting to $70.8 million and $90.0 million, respectively.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of July 1, 2017
	Level 1	Level 2	Level 3	Total
Note payable	$—	$340	$—	$340

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Note payable	$—	$400	$—	$400

I. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,348,233	$141.98
Granted	15,373	150.10
Forfeited	(4,708)	201.91
Expired	—	—
Exercised	(171,773)	81.86

Outstanding at July 1, 2017	1,187,125	$173.74	6.71	$20,259

Exercisable at July 1, 2017	204,870	$94.94	4.03	$9,806

Vested and expected to vest at July 1, 2017	592,231	$121.89	4.90	$19,736

Of the total options outstanding at July 1, 2017, 35,885 shares were performance-based options for which performance had yet to be achieved.

On January 1, 2017, the Company granted options to purchase an aggregate of 5,185 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $81.95 per share, of which all shares relate to performance-based stock options.

On May 18, 2017, the Company granted options to purchase an aggregate of 10,188 shares of the Company’s Class A Common Stock to the Company’s nonemployee Directors. These options have a weighted average fair value of $67.72 per share. All of the options vested immediately on the date of the grant.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $70.00 per share over the exercise price. At July 1, 2017 and June 25, 2016, the stock option remained unexercised as to 150,773 shares and 301,546 shares, respectively. If the stock option had been exercised on July 1, 2017, the exercise price would have been $71.40 per share. If the stock option had been exercised on June 25, 2016, the exercise price would have been $91.02 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41.

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $150 per share over the exercise price. At July 1, 2017 and June 25, 2016, the stock option remained unexercised as to 574,507 shares. If the stock option had been exercised on July 1, 2017, the exercise price would have been $228.52 per share. If the stock option had been exercised on June 25, 2016, the exercise price would have been $202.75 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. As a result of the Chief Executive Officer’s planned retirement in 2018, the Company estimated a 100% forfeiture rate related to this grant.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2016	64,968	$166.29
Granted	24,671	131.64
Vested	(20,061)	146.83
Forfeited	(4,967)	192.84

Non-vested at July 1, 2017	64,611	$157.07

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

On March 3, 2017, the Company granted 2,167 shares of restricted stock awards to a newly hired member of senior management, of which all shares vest ratably over a service period of five years. The weighted average fair value of the restricted stock award was $161.45.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended July 1, 2017 was $1.8 million and $3.4 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended June 25, 2016 was $3.1 million and $5.7 million, respectively, and was calculated based on awards expected to vest.

J. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the thirteen and twenty-six weeks ended July 1, 2017, $0.2 million and $3.7 million respectively, in excess tax benefit from stock-based compensation arrangements was recognized within income tax provision in the consolidated statements of comprehensive income and classified as an operating activity in the consolidated statement of cash flow. The Company will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 as part of the FASB’s initiative to simplify accounting standards. The guidance required an entity to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. The Company adopted this new accounting standard retrospectively in the first quarter of 2017. As of July 1, 2017 and December 31, 2016, the Company had $5.8 million and $7.4 million, respectively, of current deferred tax assets that are now classified as noncurrent on the consolidated balance sheets under this new accounting standard.

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

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the Company’s fiscal year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company currently expects to adopt ASU 2014-09 in the first quarter of 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. The Company currently expects to adopt ASU 2016-02 in the first quarter of 2018. As of July 1, 2017 and December 31, 2016, the Company had $14.3 million and $15.9 million, respectively, of contractual obligation on lease agreements, the present value of which, would be included on the consolidated balance sheets under the new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplfying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for all impairment tests performed beginning December 29, 2019. The Company does not expect adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

K. Immaterial Restatement of Previously Issued Financial Statements and Reclassification

In the third quarter of fiscal 2016, the Company identified a reporting error in the consolidated statement of cash flows for the twenty-six weeks ended June 25, 2016, which the Company corrected in the consolidated statement of cash flows for the thirty-nine weeks ended September 24, 2016. For the twenty-six weeks ended June 25, 2016, the Company previously classified a $3 million decrease in accounts payable for repurchase of Class A Common Stock as a decrease in cash flows provided by operating activities rather than classifying it as an increase in cash flows used in financing activities. The Company has adjusted the consolidated statement of cash flows for the twenty-six weeks ended June 25, 2016 to properly classify this $3 million decrease in accounts payable for repurchase of Class A Common Stock. This reporting error had no effect on the Company’s results of operation or financial position as of and for the twenty-six weeks ended June 25, 2016. The Company concluded that the consolidated statement of cash flows for the twenty-six weeks ended June 25, 2016 is not materially misstated.

L. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, July 1, 2017, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2.    MANAGEMENT’SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week period ended July 1, 2017, as compared to the thirteen and twenty-six week period ended June 25, 2016. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 1, 2017 compared to Thirteen Weeks Ended June 25, 2016

	Thirteen Weeks Ended (in thousands, except per barrel)
	July 1, 2017			June 25, 2016			Amount change	% change	Per barrel change
Barrels sold	1,079			1,080			(1)	-0.1%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$247,930	$229.73	100.0%	$244,816	$226.68	100.0%	$3,114	1.3%	$3.05
Cost of goods	113,911	105.55	45.9%	117,940	109.20	48.2%	(4,029)	-3.4%	(3.65)

Gross profit	134,019	124.18	54.1%	126,876	117.48	51.8%	7,143	5.6%	6.70
Advertising, promotional and selling expenses	67,831	62.85	27.4%	63,252	58.57	25.8%	4,579	7.2%	4.28
General and administrative expenses	19,395	17.97	7.8%	21,799	20.18	8.9%	(2,404)	-11.0%	(2.21)
Impairment of assets	1,505	1.39	0.6%	37	0.03	0.0%	1,468	3967.6%	1.36

Total operating expenses	88,731	82.22	35.8%	85,088	78.79	34.8%	3,643	4.3%	3.43
Operating income	45,288	41.96	18.3%	41,788	38.69	17.1%	3,500	8.4%	3.27
Other expense, net	215	0.20	0.1%	(186)	(0.17)	-0.1%	401	-215.6%	0.37

Income before income tax provision	45,503	42.16	18.4%	41,602	38.52	17.0%	3,901	9.4%	3.64
Income tax provision	16,378	15.18	6.6%	14,981	13.87	6.1%	1,397	9.3%	1.31

Net income	$29,125	$26.99	11.7%	$26,621	$24.65	10.9%	$2,504	9.4%	$2.34

Net revenue. Net revenue increased by $3.1 million, or 1.3%, to $247.9 million for the thirteen weeks ended July 1, 2017, as compared to $244.8 million for the thirteen weeks ended June 25, 2016, primarily as a result of increases in revenue per barrel due to pricing and package mix.

Volume. Total shipment volume decreased slightly to 1,079,000 barrels for the thirteen weeks ended July 1, 2017, as compared to 1,080,000 barrels for the thirteen weeks ended June 25, 2016, due primarily to decreases in shipments of Samuel Adams, Coney Island and Angry Orchard brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended July 1, 2017 decreased by approximately 3% compared to the thirteen weeks ended June 25, 2016, primarily due to decreases in depletions of Samuel Adams, Coney Island and Angry Orchard brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

The Company believes distributor inventory levels at July 1, 2017 were appropriate. Inventory at distributors participating in the Freshest Beer Program at July 1, 2017 decreased slightly in terms of days of inventory on hand when compared to June 25, 2016. The Company has approximately 78% of its volume on the Freshest Beer Program.

Net revenue per barrel. Net revenue per barrel increased by 1.3% to $229.73 per barrel for the thirteen weeks ended July 1, 2017, as compared to $226.68 per barrel for the comparable period in 2016, due primarily to changes in pricing and package mix.

Cost of goods sold. Cost of goods sold was $105.55 per barrel for the thirteen weeks ended July 1, 2017, as compared to $109.20 per barrel for the thirteen weeks ended June 25, 2016. The 2017 decrease in cost of goods sold of $3.65 per barrel was primarily the result of lower brewery processing costs due to cost savings initiatives.

Gross profit. Gross profit was $124.18 per barrel for the thirteen weeks ended July 1, 2017, as compared to $117.48 per barrel for the thirteen weeks ended June 25, 2016. Gross margin was 54.1% for the thirteen weeks ended July 1, 2017, as compared to 51.8% for the thirteen weeks ended June 25, 2016. The increase in gross profit per barrel of $6.70 was primarily due to the decrease in cost of goods sold per barrel and the increase in net revenue per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $4.6 million, or 7.2%, to $67.8 million for the thirteen weeks ended July 1, 2017, as compared to $63.3 million for the thirteen weeks ended June 25,

2016. The increase was primarily the result of higher media spending and salaries and benefits costs, which were partially offset by efficiency driven decreases in point of sale spending and freight to distributors due to lower freight rates.

Advertising, promotional and selling expenses were 27% of net revenue, or $62.85 per barrel, for the thirteen weeks ended July 1, 2017, as compared to 26% of net revenue, or $58.57 per barrel, for the thirteen weeks ended June 25, 2016. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

The Company conducts certain advertising and promotional activities in its distributors’ markets, and the distributors make contributions to the Company for such efforts. These amounts are included in the Company’s statements of comprehensive income as reductions to advertising, promotional and selling expenses. Historically, contributions from distributors for advertising and promotional activities have amounted to between 2% and 3% of net sales. The Company may adjust its promotional efforts in the distributors’ markets if changes occur in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative. General and administrative expenses decreased by $2.4 million, or 11.0%, to $19.4 million for the thirteen weeks ended July 1, 2017, as compared to $21.8 million for the thirteen weeks ended June 25, 2016. The decrease was primarily due to decreases in stock compensation, consulting and legal costs.

Impairment of assets. Impairment of assets increased by $1.5 million for the thirteen weeks ended July 1, 2017, as compared to the thirteen weeks ended June 25, 2016. This increase was primarily due to the write-down of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended July 1, 2017 remained flat at 36.0% compared to the thirteen weeks ended June 25, 2016.

Twenty-six Weeks Ended July 1, 2017 compared to Twenty-six Weeks Ended June 25, 2016

	Twenty-six Weeks Ended
	July 1, 2017			June 25, 2016			Amount change	% change	Per barrel change
Barrels sold	1,786			1,914			(128)	-6.7%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$409,625	$229.38	100.0%	$433,643	$226.56	100.0%	$(24,018)	-5.5%	$2.82
Cost of goods	199,262	111.58	48.6%	215,236	112.45	49.6%	(15,974)	-7.4%	(0.87)

Gross profit	210,363	117.80	51.4%	218,407	114.11	50.4%	(8,044)	-3.7%	3.69
Advertising, promotional and selling expenses	121,585	68.08	29.7%	122,501	64.00	28.2%	(916)	-0.7%	4.08
General and administrative expenses	37,957	21.25	9.3%	42,844	22.38	9.9%	(4,887)	-11.4%	(1.13)
Impairment of assets	1,505	0.84	0.4%	37	0.02	0.0%	1,468	3967.6%	0.82

Total operating expenses	161,047	90.18	39.3%	165,382	86.41	38.1%	(4,335)	-2.6%	3.77
Operating income	49,316	27.62	12.0%	53,025	27.70	12.2%	(3,709)	-7.0%	(0.08)
Other expense, net	227	0.13	0.1%	(382)	(0.20)	-0.1%	609	-159.4%	0.33

Income before income tax provision	49,543	27.74	12.1%	52,643	27.50	12.1%	(3,100)	-5.9%	0.24
Income tax provision	14,707	8.24	3.6%	18,990	9.92	4.4%	(4,283)	-22.6%	(1.68)

Net income	$34,836	$19.51	8.5%	$33,653	$17.58	7.8%	$1,183	3.5%	$1.93

Net revenue. Net revenue decreased by $24.0 million, or 5.5%, to $409.6 million for the twenty-six weeks ended July 1, 2017, as compared to $433.6 million for the twenty-six weeks ended June 25, 2016, due primarily to decreased shipments, partially offset by pricing and package mix.

Volume. Total shipment volume decreased by 6.7% to 1,786,000 barrels for the twenty-six weeks ended July 1, 2017, as compared to 1,914,000 barrels for the twenty-six weeks ended June 25, 2016, due primarily to decreases in depletions of Samuel Adams, Coney Island and Angry Orchard brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the twenty-six weeks ended July 1, 2017 decreased by approximately 7% compared to the comparable twenty-six week period in 2016, due primarily to decreases in depletions of Samuel Adams, Coney Island and Angry Orchard brand products, partially offset by increases in Twisted Tea and Truly Spiked & Sparkling brand products.

Net Revenue per barrel. Net revenue per barrel increased by 1.2% to $229.38 per barrel for the twenty-six weeks ended July 1, 2017, as compared to $226.56 per barrel for the comparable period in 2016, due primarily to changes in pricing and package mix.

Cost of goods sold. Cost of goods sold was $111.58 per barrel for the twenty-six weeks ended July 1, 2017, as compared to $112.45 per barrel for the twenty-six weeks ended June 25, 2016. The 2017 decrease in cost of goods sold of $0.87 per barrel was primarily the result of lower brewery processing costs due to cost savings initiatives.

Gross profit. Gross profit was $117.80 per barrel for the twenty-six weeks ended July 1, 2017, as compared to $114.11 per barrel for the twenty-six weeks ended June 25, 2016. Gross margin was 51.4% for the twenty-six weeks ended July 1, 2017, as compared to 50.4% for the twenty-six weeks ended June 25, 2016. The increase in gross profit per barrel of $3.69 was primarily due to the increase in net revenue per barrel and the decrease in cost of goods sold per barrel.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased $0.9 million, or 0.7%, to $121.6 million for the twenty-six weeks ended July 1, 2017, as compared to $122.5 million for the twenty-six weeks ended June 25, 2016. The decrease was primarily the result of efficiency driven decreases in point of sale spending and decreases in freight to distributors, as a result of lower volume and lower freight rates, which were partially offset by higher salaries and benefits costs and media spending.

Advertising, promotional and selling expenses were 30% of net revenue, or $68.08 per barrel, for the twenty-six weeks ended July 1, 2017, as compared to 28% of net revenue, or $64.00 per barrel, for the twenty-six weeks ended June 25, 2016.

General and administrative. General and administrative expenses decreased by $4.9 million, or 11.4%, to $37.9 million for the twenty-six weeks ended July 1, 2017, as compared to $42.8 million for the comparable period in 2016. The decrease was primarily due to decreases in stock compensation, consulting and legal costs.

Impairment of assets. Impairment of assets increased by $1.5 million for the twenty-six weeks ended July 1, 2017, as compared to the twenty-six weeks ended June 25, 2016. This increase was primarily due to the write-down of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries.

Provision for income taxes. The Company’s effective tax rate for the twenty-six weeks ended July 1, 2017 decreased to 29.7% from 36.1% for the twenty-six weeks ended June 25, 2016. This decrease was primarily due to a $3.7 million tax benefit resulting from the adoption of ASU 2016-09, which was effective for the Company on January 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $71.7 million as of July 1, 2017 from $91.0 million as of December 31, 2016, reflecting cash used in financing activities and for purchases of property, plant and equipment that was only partially offset by cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended July 1, 2017 was $61.0 million and primarily consisted of net income of $34.8 million and non-cash items of $30.6 million, partially offset by a net increase in operating assets and liabilities of $4.4 million. Cash provided by operating activities for the twenty-six weeks ended June 25, 2016 was $51.3 million and primarily consisted of net income of $33.7 million and non-cash items of $26.2 million, partially offset by a net increase in operating assets and liabilities of $8.6 million which includes a $12 million tax refund in the first quarter of 2016.    For the twenty-six weeks ended June 25, 2016, the Company previously classified a $3 million decrease in accounts payable for repurchase of Class A Common Stock as a decrease in cash flows provided by operating activities rather than classifying it as increase in cash flows used in financing activities. The Company has adjusted the consolidated statement of cash flows for the twenty-six weeks ended June 25, 2016 to properly classify this $3 million decrease in accounts payable for repurchase of Class A Common Stock. Refer to Note K for further details.

The Company used $16.7 million in investing activities during the twenty-six weeks ended July 1, 2017, as compared to $25.9 million during the twenty-six weeks ended June 25, 2016. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth.

Cash used in financing activities was $63.7 million during the twenty-six weeks ended July 1, 2017, as compared to $92.0 million used in financing activities during the twenty-six weeks ended June 25, 2016. The $28.3 million decrease in cash used in financing activities in 2017 from 2016 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program, partially offset by a decrease in proceeds from the exercise of stock options.

During the twenty-six weeks ended July 1, 2017 and the period from July 2, 2017 through July 21, 2017, the Company repurchased approximately 608,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $88.2 million. As of July 21, 2017, the Company had repurchased a cumulative total of approximately 13.1 million shares of its Class A Common Stock for an aggregate purchase price of $695.9 million and had approximately $85.1 million remaining on the $781.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of July 1, 2017 of $71.7 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2017 Outlook

Year-to-date depletions through the 29 weeks ended July 22, 2017 are estimated by the Company to have decreased approximately 7% from the comparable period in 2016.

The Company is currently estimating that 2017 depletions and shipments percentage change will be between minus 7% and plus 1%. The Company is targeting increases in revenue per barrel of between 1% and 2%. Full-year 2017 gross margins are currently expected to be between 51% and 52%. The Company intends to increase advertising, promotional and selling expenses by between $20 million and $30 million for the full year 2017, which does not include any increases in freight costs for the shipment of products to its distributors. The Company intends to increase its investment in its brands in 2017, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company currently projects Non-GAAP earnings per diluted share for 2017 of between $5.00 and $6.20, excluding the impact of ASU 2016-09, a narrowing of the range from the previously communicated estimate of $4.20 to $6.20, but actual results could vary significantly from this target. The 2017 fiscal year includes only 52 weeks compared to the 2016 fiscal year which included 53 weeks. The Company estimates a full-year 2017 Non-GAAP effective tax rate of approximately 37%, which excludes the impact of ASU 2016-09 that took effect for the Company on January 1, 2017. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2017 capital expenditures. Its current estimates are between $35 million and $45 million, a narrowing of the range from the previously communicated estimates of between $30 million and $50 million. The capital will mostly be spent in the Company’s breweries. The actual total amount spent on 2017 capital expenditures may differ materially from these estimates.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At July 1, 2017, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended July 1, 2017.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended July 1, 2017.

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

As of July 1, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended July 1, 2017, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 21, 2017, the Company had repurchased a cumulative total of approximately 13.1 million shares of its Class A Common Stock for an aggregate purchase price of $695.9 million and had $85.1 million remaining on the $781.0 million share buyback expenditure limit set by the Board of Directors.

During the twenty-six weeks ended July 1, 2017, the Company repurchased 534,381 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 to February 4, 2017	81,294	$158.87	81,240	$160,355,154
February 5, 2017 to March 4, 2017	66,205	161.69	65,968	149,659,234
March 5, 2017 to April 1, 2017	64,789	149.51	64,700	139,979,876
April 2, 2017 to May 6, 2017	121,182	141.44	121,087	122,845,427
May 7, 2017 to June 3, 2017	94,583	143.45	94,505	109,283,288
June 4, 2017 to July 1, 2017	106,328	134.39	105,533	95,067,397

Total	534,381	$146.53	533,033	$95,067,397

Of the shares that were repurchased during the period, 1,348 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of July 21, 2017, the Company had 8.9 million shares of Class A Common Stock outstanding and 3.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: July 27, 2017	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Date: July 27, 2017	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer (principal financial officer)