Form 10-Q
period 2017-09-30
BOSTON BEER CO INC
filed 2017-10-26
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2017:

Class A Common Stock, $.01 par value	8,663,936
Class B Common Stock, $.01 par value	3,097,355
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 30, 2017

PART I.	FINANCIAL INFORMATION		PAGE

	Item 1.	Consolidated Financial Statements	3

		Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3

		Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016	4

		Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 30, 2017 and September 24, 2016	5

		Notes to Consolidated Financial Statements	6-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults Upon Senior Securities	23

	Item 4.	Mine Safety Disclosures	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	24

SIGNATURES			25

EX-31.1 Section 302 CEO Certification EX-31.2 Section 302 CFO Certification EX-32.1 Section 906 CEO Certification EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$70,045	$91,035
Accounts receivable, net of allowance for doubtful accounts of $170 and $0 as of September 30, 2017 and December 31, 2016, respectively	43,182	36,694
Inventories	54,943	52,499
Prepaid expenses and other current assets	9,593	8,731
Income tax receivable	1,380	4,928

Total current assets	179,143	193,887
Property, plant and equipment, net	387,637	408,411
Other assets	16,651	9,965
Goodwill	3,683	3,683

Total assets	$587,114	$615,946

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$42,193	$40,585
Accrued expenses and other current liabilities	67,201	60,934

Total current liabilities	109,394	101,519
Deferred income taxes, net	53,680	57,261
Other liabilities	9,751	10,584

Total liabilities	172,825	169,364
Commitments and Contingencies (see Note E)
Stockholders' Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,650,988 and 9,170,956 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	87	92
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,097,355 and 3,197,355 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	31	32
Additional paid-in capital	370,611	349,913
Accumulated other comprehensive loss, net of tax	(1,080)	(1,103)
Retained earnings	44,640	97,648

Total stockholders' equity	414,289	446,582

Total liabilities and stockholders' equity	$587,114	$615,946

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Revenue	$264,146	$271,225	$701,247	$734,459
Less excise taxes	17,099	17,792	44,575	47,383

Net revenue	247,047	253,433	656,672	687,076
Cost of goods sold	115,546	119,826	314,808	335,062

Gross profit	131,501	133,607	341,864	352,014
Operating expenses:
Advertising, promotional and selling expenses	63,647	63,817	185,232	186,318
General and administrative expenses	16,358	19,481	54,315	62,325
Impairment of assets	—	—	1,505	37

Total operating expenses	80,005	83,298	241,052	248,680

Operating income	51,496	50,309	100,812	103,334
Other income (expense), net:
Interest income, net	211	22	381	65
Other income (expense), net	196	(169)	253	(594)

Total other income (expense), net	407	(147)	634	(529)

Income before income tax provision	51,903	50,162	101,446	102,805
Income tax provision	18,220	18,632	32,927	37,622

Net income	$33,683	$31,530	$68,519	$65,183

Net income per common share — basic	$2.82	$2.53	$5.60	$5.16

Net income per common share — diluted	$2.78	$2.48	$5.54	$5.05

Weighted-average number of common shares — Class A basic	8,789	9,018	9,037	9,191

Weighted-average number of common shares — Class B basic	3,097	3,367	3,122	3,367

Weighted-average number of common shares — diluted	12,037	12,641	12,299	12,853

Net income	$33,683	$31,530	$68,519	$65,183

Other comprehensive income:
Foreign currency translation adjustment	(13)	2	(23)	(90)

Comprehensive income	$33,670	$31,532	$68,496	$65,093

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 30, 2017	September 24, 2016
Cash flows provided by operating activities:
Net income	$68,519	$65,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,372	37,305
Impairment of assets	1,505	37
Loss on disposal of property, plant and equipment	571	553
Bad debt expense (recovery)	170	(170)
Stock-based compensation expense	4,593	8,122
Excess tax benefit from stock-based compensation arrangements	—	(12,387)
Deferred income taxes	(3,581)	5,464
Changes in operating assets and liabilities:
Accounts receivable	(6,658)	(7,037)
Inventories	(9,330)	(2,897)
Prepaid expenses, income tax receivable and other assets	2,852	11,841
Accounts payable	5,371	(4,571)
Accrued expenses and other current liabilities	6,244	13,365
Other liabilities	(390)	(6,446)

Net cash provided by operating activities	108,238	108,362

Cash flows used in investing activities:
Purchases of property, plant and equipment	(23,415)	(37,108)
Proceeds from disposal of property, plant and equipment	16	4
Change in restricted cash	(4)	62

Net cash used in investing activities	(23,403)	(37,042)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(121,535)	(138,055)
Proceeds from exercise of stock options	15,159	37,452
Payment of taxes related to exercise of stock options	—	(510)
Cash paid on note payable	(60)	(58)
Excess tax benefit from stock-based compensation arrangements	—	12,387
Net proceeds from sale of investment shares	611	537

Net cash used in financing activities	(105,825)	(88,247)

Change in cash and cash equivalents	(20,990)	(16,927)
Cash and cash equivalents at beginning of year	91,035	94,193

Cash and cash equivalents at end of period	$70,045	$77,266

Supplemental disclosure of cash flow information:
Income taxes paid	$22,408	$21,939

Income taxes refunded	$2	$12,002

(Decrease) Increase in accounts payable for purchase of property, plant and equipment	$(3,763)	$1,235

Decrease in accounts payable for repurchase of Class A Common Stock	$—	$(3,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of brewing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company” and “Hard Seltzer Beverage Company”. The Company’s Samuel Adams® beers are produced and sold under the trade name “The Boston Beer Company”. A&S Brewing Collaborative LLC, d/b/a A&S Brewing (“A&S”), a wholly-owned subsidiary of the Company, sells beer under various trade names including “The Traveler Beer Company”, “Coney Island Brewing Company”, “Angel City Brewery” and “Concrete Beach Brewery”.

The accompanying unaudited consolidated balance sheet as of September 30, 2017, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended September 30, 2017 and September 24, 2016 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 30, 2017 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 2017 and September 24, 2016, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

	September 30, 2017	December 31, 2016
	(in thousands)
Current inventory:
Raw materials	$34,267	$35,314
Work in process	8,687	8,131
Finished goods	11,989	9,054

Total current inventory	54,943	52,499
Long term inventory	13,202	6,316

Total inventory	$68,145	$58,815

C.	Net Income per Share

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

The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets, and (d) equity-based and other executive compensation and other significant corporate matters. The Company’s Class B Common Stock is not listed for trading. Each share of the Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of the respective Class B holder, and participates equally in dividends.

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

Net Income per Common Share — Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$33,683	$31,530	$68,519	$65,183

Allocation of net income for basic:
Class A Common Stock	$24,772	$22,841	$50,647	$47,465
Class B Common Stock	8,730	8,529	17,493	17,390
Unvested participating shares	181	160	379	328

	$33,683	$31,530	$68,519	$65,183
Weighted average number of shares for basic:
Class A Common Stock	8,789	9,018	9,037	9,191
Class B Common Stock*	3,097	3,367	3,122	3,367
Unvested participating shares	65	63	67	64

	11,951	12,448	12,226	12,622
Net income per share for basic:
Class A Common Stock	$2.82	$2.53	$5.60	$5.16

Class B Common Stock	$2.82	$2.53	$5.60	$5.16

*Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on March 7, 2017, 45,000 shares to Class A Common Stock on November 30, 2016 and 125,000 shares to Class A Common Stock on November 4, 2016, with the ending number of shares reflecting the weighted average for the periods.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	September 30, 2017			September 24, 2016
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$24,772	8,789	$2.82	$22,841	9,018	$2.53
Add: effect of dilutive potential common shares
Share-based awards	—	151		—	256
Class B Common Stock	8,730	3,097		8,529	3,367
Net effect of unvested participating shares	2	—		3	—

Net income per common share — diluted	$33,504	12,037	$2.78	$31,373	12,641	$2.48

	Thirty-nine weeks ended
	September 30, 2017			September 24, 2016
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$50,647	9,037	$5.60	$47,465	9,191	$5.16
Add: effect of dilutive potential common shares
Share-based awards	—	140		—	295
Class B Common Stock	17,493	3,122		17,390	3,367
Net effect of unvested participating shares	4	—		7	—

Net income per common share — diluted	$68,144	12,299	$5.54	$64,862	12,853	$5.05

During the thirteen and thirty-nine weeks ended September 30, 2017, weighted-average stock options to purchase approximately 791,000 and 800,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. During the thirteen and thirty-nine weeks ended September 24, 2016, weighted-average stock options to purchase approximately 740,000 and 704,000 shares, respectively, of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 36,000 and 35,000 shares of Class A Common Stock were outstanding as of September 30, 2017 and September 24, 2016, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase approximately 36,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of September 30, 2017, 31,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023. The remaining 5,000 shares were granted in 2017 to executive officers and the vesting of these shares requires annual depletions to attain certain thresholds in 2019.

Furthermore, stock options to purchase approximately 12,000 shares of Class A Common Stock were not included in computing diluted income per share because these stock options were cancelled during the thirty-nine weeks ended September 30, 2017, due to performance criteria not being met or employee termination prior to vesting.

D. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended September 30, 2017 and September 24, 2016 were not material.

E. Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $171.6 million at September 30, 2017. These obligations are made up of hops, barley and wheat totaling $59.5 million, advertising contracts of $40.7 million, other ingredients of $32.0 million, operating leases of $13.5 million, equipment and machinery of $13.4 million, glass bottles of $2.6 million and other commitments of $9.9 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2022 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at September 30, 2017 totaled $44.0 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2017 and cover the Company’s barley, wheat, and malt requirements for 2017 and part of 2018. These purchase commitments outstanding at September 30, 2017 totaled $15.5 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace production cancelled by the Company, as of September 30, 2017 totaled $2.6 million.

The Company has various operating lease agreements for facilities and equipment as of September 30, 2017. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2022. The contractual obligation on these lease agreements as of September 30, 2017 totaled $13.5 million.

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

F. Income Taxes

As of September 30, 2017 and December 31, 2016, the Company had approximately $0.4 million and $0.5 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 30, 2017 and December 31, 2016, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and penalties.

In September 2017, the Internal Revenue Service commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was still in process as of September 30, 2017. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of September 30, 2017. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax provision for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016:

	Thirteen weeks ended
	September 30,	September 24,
	2017	2016
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$18,753	$18,632
Impact of adoption of ASU 2016-09	(533)	—

Total income tax provision	$18,220	$18,632

	Thirty-nine weeks ended
	September 30,	September 24,
	2017	2016
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$37,189	$37,622
Impact of adoption of ASU 2016-09	(4,262)	—

Total income tax provision	$32,927	$37,622

The Company’s effective tax rate for the thirteen weeks ended September 30, 2017 decreased to 35.1% from 37.1% for the thirteen weeks ended September 24, 2016. The Company’s effective tax rate for the thirty-nine weeks ended September 30, 2017 decreased to 32.5% from 36.6% for the thirty-nine weeks ended September 24, 2016. These decreases were primarily due to the tax benefit resulting from the adoption of ASU 2016-09, which was effective for the Company on January 1, 2017.

G. Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which expires on March 31, 2019. As of September 30, 2017, the Company was not in violation of any of its financial covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$67,521	$—	$—	$67,521

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents	$89,966	$—	$—	$89,966

The Company’s cash equivalents listed above represent money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds were invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents held in money market funds. At September 30, 2017 and December 31, 2016, the Company had money market funds which have been deemed “Triple A” rated. The Company considers the “Triple A” rated money market funds to be a large, highly-rated investment-grade institution. As of September 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents balance was $70.0 million and $91.0 million, respectively, including money market funds amounting to $67.5 million and $90.0 million, respectively.

Cash, certificates of deposit, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature. Financial instruments not recorded at fair value in the consolidated financial statements are summarized in the table below (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Note payable	$—	$340	$—	$340

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Note payable	$—	$400	$—	$400

I. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	1,348,233	$141.98
Granted	15,373	150.10
Forfeited	(12,208)	160.47
Expired	—	—
Exercised	(190,401)	79.61

Outstanding at September 30, 2017	1,160,997	$176.25	6.55	$24,703

Exercisable at September 30, 2017	186,242	$98.55	4.01	$11,969

Vested and expected to vest at September 30, 2017	566,478	$123.65	5.75	$24,067

Of the total options outstanding at September 30, 2017, 35,885 shares were performance-based options for which the performance criteria had yet to be achieved.

On January 1, 2017, the Company granted options to purchase an aggregate of 5,185 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $81.95 per share, of which all shares relate to performance-based stock options.

On May 18, 2017, the Company granted options to purchase an aggregate of 10,188 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $67.72 per share. All of the options vested immediately on the date of the grant.

On August 1, 2017, the Company modified the performance criteria for performance-based options that were originally granted on April 26, 2016. This modification was accounted for in accordance with ASC 718-20-35. The number of shares of the Company’s Class A Common Stock granted as options remained unchanged from the original grant at 20,681 while the weighted average fair value decreased from $72.53 per share to $67.92 per share.

On January 1, 2008, the Company granted the Chief Executive Officer a stock option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock over the exercise price cannot exceed $70.00 per share over the exercise price. At September 30, 2017 and September 24, 2016, the stock option remained unexercised as to 150,773 shares and 301,546 shares, respectively. If the stock option had been exercised on September 30, 2017, the exercise price would have been $86.20 per share. If the stock option had been exercised on September 24, 2016, the exercise price would have been $82.30 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41.

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $150 per share over the exercise price. At September 30, 2017 and September 24, 2016, the stock option remained unexercised as to 574,507 shares. If the stock option had been exercised on September 30, 2017, the exercise price would have been $229.53 per share. If the stock option had been exercised on September 24, 2016, the exercise price would have been $217.53 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. As a result of the Chief Executive Officer’s planned retirement in 2018, the Company estimated a 100% forfeiture rate related to this grant.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2016	64,968	$166.29
Granted	25,946	132.88
Vested	(21,003)	150.04
Forfeited	(5,980)	184.25

Non-vested at September 30, 2017	63,931	$156.39

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

On March 3, 2017, the Company granted 2,167 shares of restricted stock awards to a newly hired key employee, of which all shares vest ratably over a service period of five years. The weighted average fair value of the restricted stock award was $161.45.

On August 1, 2017, the Company granted 1,275 shares of restricted stock awards to a newly hired key employee, of which all shares vest ratably over a service period of five years. The weighted average fair value of the restricted stock award was $156.80.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 30, 2017 was $1.2 million and $4.6 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 24, 2016 was $2.4 million and $8.1 million, respectively, and was calculated based on awards expected to vest.

J. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the thirteen and thirty-nine weeks ended September 30, 2017, $0.5 million and $4.3 million, respectively, in excess tax benefit from stock-based compensation arrangements was recognized within income tax provision in the consolidated statement of comprehensive income and classified as an operating activity in the consolidated statement of cash flow. The Company will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 as part of the FASB’s initiative to simplify accounting standards. The guidance required an entity to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. The Company adopted this new accounting standard retrospectively in the first quarter of 2017. As of September 30, 2017 and December 31, 2016, the Company had $4.7 million and $7.4 million, respectively, of current deferred tax assets that are now classified as noncurrent on the consolidated balance sheets under this new accounting standard.

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

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the Company’s fiscal year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company currently expects to adopt ASU 2014-09 in the first quarter of 2018. The Company expects that the adoption of ASU 2014-09 will require earlier recognition of variable customer promotional discount programs which will result in recording through retained earnings in the first quarter of 2018, an additional liability currently expected to be less than $2 million. The Company does not expect this change to have a material impact on its consolidated financial statements with the exception of the one time retained earnings impact in the first quarter of 2018. The Company is currently preparing to implement changes to accounting policies and controls to support the new revenue recognition and disclosure requirements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. The Company currently expects to adopt ASU 2016-02 in the first quarter of 2019. As of September 30, 2017 and December 31, 2016, the Company had $13.5 million and $15.9 million, respectively, of contractual obligation on lease agreements, the present value of which, would be included on the consolidated balance sheets under the new guidance.

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

K. Subsequent Events

On October 5, 2017, the Board of Directors approved an increase of $150.0 million to the previously approved $781.0 million share buyback expenditure limit for a new limit of $931.0 million.

The Company evaluated subsequent events occurring after the balance sheet date, September 30, 2017, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week period ended September 30, 2017, as compared to the thirteen and thirty-nine week period ended September 24, 2016. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 30, 2017 compared to Thirteen Weeks Ended September 24, 2016

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 30, 2017			September 24, 2016			Amount change	% change	Per barrel change
Barrels sold	1,084			1,131			(47)	-4.2%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$247,047	$228.00	100.0%	$253,433	$224.08	100.0%	$(6,386)	-2.5%	$3.92
Cost of goods	115,546	106.64	46.8%	119,826	105.95	47.3%	(4,280)	-3.6%	0.69

Gross profit	131,501	121.36	53.2%	133,607	118.13	52.7%	(2,106)	-1.6%	3.23

Advertising, promotional and selling expenses	63,647	58.74	25.8%	63,817	56.43	25.2%	(170)	-0.3%	2.31
General and administrative expenses	16,358	15.10	6.6%	19,481	17.22	7.7%	(3,123)	-16.0%	(2.12)
Impairment of assets	—	—	0.0%	—	—	0.0%	—	0.0%	—

Total operating expenses	80,005	73.84	32.4%	83,298	73.65	32.9%	(3,293)	-4.0%	0.19

Operating income	51,496	47.53	20.8%	50,309	44.48	19.9%	1,187	2.4%	3.05

Other expense, net	407	0.38	0.2%	(147)	(0.13)	-0.1%	554	-376.9%	0.51

Income before income tax provision	51,903	47.90	21.0%	50,162	44.35	19.8%	1,741	3.5%	3.55
Income tax provision	18,220	16.82	7.4%	18,632	16.47	7.4%	(412)	-2.2%	0.35

Net income	$33,683	$31.09	13.6%	$31,530	$27.88	12.4%	$2,153	6.8%	$3.21

Net revenue. Net revenue decreased by $6.4 million, or 2.5%, to $247.0 million for the thirteen weeks ended September 30, 2017, as compared to $253.4 million for the thirteen weeks ended September 24, 2016, primarily as a result of decreases in shipments, partially offset by pricing and package mix.

Volume. Total shipment volume decreased by 4.2% to 1,084,000 barrels for the thirteen weeks ended September 30, 2017, as compared to 1,131,000 barrels for the thirteen weeks ended September 24, 2016, due primarily to decreases in shipments of Samuel Adams and Angry Orchard brand products, partially offset by increases in Truly Spiked & Sparkling and Twisted Tea brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended September 30, 2017 decreased by approximately 3.5% compared to the thirteen weeks ended September 24, 2016, primarily due to decreases in depletions of Samuel Adams and Angry Orchard brand products, partially offset by increases in Truly Spiked & Sparkling and Twisted Tea brand products.

The Company believes distributor inventory levels at September 30, 2017 were appropriate. Inventory at distributors participating in the Freshest Beer Program at September 30, 2017 decreased in terms of days of inventory on hand when compared to September 24, 2016. The Company has approximately 79% of its volume on the Freshest Beer Program.

Net revenue per barrel. Net revenue per barrel increased by 1.7% to $228.00 per barrel for the thirteen weeks ended September 30, 2017, as compared to $224.08 per barrel for the comparable period in 2016, due primarily to pricing and package mix.

Cost of goods sold. Cost of goods sold was $106.64 per barrel for the thirteen weeks ended September 30, 2017, as compared to $105.95 per barrel for the thirteen weeks ended September 24, 2016. The 2017 increase in cost of goods sold of $0.69 per barrel was primarily the result of unfavorable fixed cost absorption due to lower volumes, partially offset by lower brewery processing costs driven by waste reductions and efficiency gains.

Gross profit. Gross profit was $121.36 per barrel for the thirteen weeks ended September 30, 2017, as compared to $118.13 per barrel for the thirteen weeks ended September 24, 2016. Gross margin was 53.2% for the thirteen weeks ended September 30, 2017, as compared to 52.7% for the thirteen weeks ended September 24, 2016. The increase in gross profit per barrel of $3.23 was primarily due to the increase in net revenue per barrel, partially offset by the increase in cost of goods sold per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $0.2 million, or 0.3%, to $63.6 million for the thirteen weeks ended September 30, 2017, as compared to $63.8 million for the thirteen weeks ended September 24, 2016. The decrease was primarily the result of decreases in freight to distributors, as a result of lower volume and lower rates, which was partially offset by higher media spending.

Advertising, promotional and selling expenses were 25.8% of net revenue, or $58.74 per barrel, for the thirteen weeks ended September 30, 2017, as compared to 25.2% of net revenue, or $56.43 per barrel, for the thirteen weeks ended September 24, 2016. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses decreased by $3.1 million, or 16.0%, to $16.4 million for the thirteen weeks ended September 30, 2017, as compared to $19.5 million for the thirteen weeks ended September 24, 2016. The decrease was primarily due to decreases in stock compensation related to the planned retirement of the Company’s Chief Executive Officer in 2018, salary and benefit costs, consulting and legal costs.

Provision for income taxes. The Company’s effective tax rate for the thirteen weeks ended September 30, 2017 decreased to 35.1% from 37.1% for the thirteen weeks ended September 24, 2016. This decrease was primarily due to a $0.5 million tax benefit resulting from the adoption of ASU 2016-09, which was effective for the Company on January 1, 2017.

Thirty-nine Weeks Ended September 30, 2017 compared to Thirty-nine Weeks Ended September 24, 2016

	Thirty-nine Weeks Ended (in thousands, except per barrel)
	September 30, 2017			September 24, 2016			Amount change	% change	Per barrel change
Barrels sold	2,869			3,045			(176)	-5.8%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$656,672	$228.86	100.0%	$687,076	$225.64	100.0%	$(30,404)	-4.4%	$3.22
Cost of goods	314,808	109.71	47.9%	335,062	110.04	48.8%	(20,254)	-6.0%	(0.33)

Gross profit	341,864	119.14	52.1%	352,014	115.60	51.2%	(10,150)	-2.9%	3.54
Advertising, promotional and selling expenses	185,232	64.56	28.2%	186,318	61.19	27.1%	(1,086)	-0.6%	3.37
General and administrative expenses	54,315	18.93	8.3%	62,325	20.47	9.1%	(8,010)	-12.9%	(1.54)
Impairment of assets	1,505	0.52	0.2%	37	0.01	0.0%	1,468	3967.6%	0.51

Total operating expenses	241,052	84.01	36.7%	248,680	81.67	36.2%	(7,628)	-3.1%	2.34
Operating income	100,812	35.13	15.4%	103,334	33.94	15.0%	(2,522)	-2.4%	1.19
Other expense, net	634	0.22	0.1%	(529)	(0.17)	-0.1%	1,163	-219.8%	0.39

Income before income tax provision	101,446	35.35	15.4%	102,805	33.76	15.0%	(1,359)	-1.3%	1.59
Income tax provision	32,927	11.48	5.0%	37,622	12.36	5.5%	(4,695)	-12.5%	(0.88)

Net income	$68,519	$23.88	10.4%	$65,183	$21.41	9.5%	$3,336	5.1%	$2.47

Net revenue. Net revenue decreased by $30.4 million, or 4.4%, to $656.7 million for the thirty-nine weeks ended September 30, 2017, as compared to $687.1 million for the thirty-nine weeks ended September 24, 2016, due primarily to decreased shipments, partially offset by pricing and package mix.

Volume. Total shipment volume decreased by 5.8% to 2,869,000 barrels for the thirty-nine weeks ended September 30, 2017, as compared to 3,045,000 barrels for the thirty-nine weeks ended September 24, 2016, due primarily to decreases in depletions of Samuel Adams and Angry Orchard brand products, partially offset by increases in Truly Spiked & Sparkling and Twisted Tea brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirty-nine weeks ended September 30, 2017 decreased by approximately 6% compared to the comparable thirty-nine week period in 2016, due primarily to decreases in depletions of Samuel Adams and Angry Orchard brand products, partially offset by increases in Truly Spiked & Sparkling and Twisted Tea brand products.

Net Revenue per barrel. Net revenue per barrel increased by 1.4% to $228.86 per barrel for the thirty-nine weeks ended September 30, 2017, as compared to $225.64 per barrel for the comparable period in 2016, due primarily to pricing and package mix.

Cost of goods sold. Cost of goods sold was $109.71 per barrel for the thirty-nine weeks ended September 30, 2017, as compared to $110.04 per barrel for the thirty-nine weeks ended September 24, 2016. The 2017 decrease in cost of goods sold of $0.33 per barrel was primarily the result of lower brewery processing costs driven by waste reductions and efficiency gains, partially offset by unfavorable fixed cost absorption due to lower volumes.

Gross profit. Gross profit was $119.14 per barrel for the thirty-nine weeks ended September 30, 2017, as compared to $115.60 per barrel for the thirty-nine weeks ended September 24, 2016. Gross margin was 52.1% for the thirty-nine weeks ended September 30, 2017, as compared to 51.2% for the thirty-nine weeks ended September 24, 2016. The increase in gross profit per barrel of $3.54 was primarily due to the increase in net revenue per barrel and the decrease in cost of goods sold per barrel.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased $1.1 million, or 0.6%, to $185.2 million for the thirty-nine weeks ended September 30, 2017, as compared to $186.3 million for the thirty-nine weeks ended September 24, 2016. The decrease was primarily the result of decreases in point of sale and freight to distributors, as a result of lower volume and lower freight rates, which was partially offset by higher investment in our sales force and media spending.

Advertising, promotional and selling expenses were 28.2% of net revenue, or $64.56 per barrel, for the thirty-nine weeks ended September 30, 2017, as compared to 27.1% of net revenue, or $61.19 per barrel, for the thirty-nine weeks ended September 24, 2016.

General and administrative. General and administrative expenses decreased by $8.0 million, or 12.9%, to $54.3 million for the thirty-nine weeks ended September 30, 2017, as compared to $62.3 million for the comparable period in 2016. The decrease was primarily due to decreases in stock compensation related to the planned retirement of the Company’s Chief Executive Officer in 2018, consulting and legal costs.

Impairment of assets. Impairment of assets increased by $1.5 million for the thirty-nine weeks ended September 30, 2017, as compared to the thirty-nine weeks ended September 24, 2016. This increase was primarily due to the write-down of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries.

Provision for income taxes. The Company’s effective tax rate for the thirty-nine weeks ended September 30, 2017 decreased to 32.5% from 36.6% for the thirty-nine weeks ended September 24, 2016. This decrease was primarily due to a $4.3 million tax benefit resulting from the adoption of ASU 2016-09, which was effective for the Company on January 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $70.0 million as of September 30, 2017 from $91.0 million as of December 31, 2016, reflecting cash used in financing activities and for purchases of property, plant and equipment that was only partially offset by cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 30, 2017 was $108.2 million and primarily consisted of net income of $68.5 million and non-cash items of $41.6 million, partially offset by a net increase in operating assets and liabilities of $1.9 million. Cash provided by operating activities for the thirty-nine weeks ended September 24, 2016 was $108.4 million and primarily consisted of net income of $65.2 million and non-cash items of $38.8 million and a net decrease in operating assets and liabilities of $4.4 million which includes a $12 million tax refund in the first quarter of 2016.

The Company used $23.4 million in investing activities during the thirty-nine weeks ended September 30, 2017, as compared to $37.0 million during the thirty-nine weeks ended September 24, 2016. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth.

Cash used in financing activities was $105.8 million during the thirty-nine weeks ended September 30, 2017, as compared to $88.2 million used in financing activities during the thirty-nine weeks ended September 24, 2016. The $17.6 million increase in cash used in financing activities in 2017 from 2016 is primarily due to a decrease in proceeds from the exercise of stock options and excess tax benefits from stock-based compensation arrangements, partially offset by a decrease in stock repurchases under the Company’s Stock Repurchase Program.

During the thirty-nine weeks ended September 30, 2017 and the period from October 1, 2017 through October 20, 2017, the Company repurchased approximately 884,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $130.5 million. The Board of Directors increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $150.0 million on October 5, 2017, thereby increasing the limit from $781.0 million to $931.0 million. As of October 20, 2017, the Company had repurchased a cumulative total of approximately 13.4 million shares of its Class A Common Stock for an aggregate purchase price of $738.2 million and had approximately $192.8 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 30, 2017 of $70.0 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2017 and 2018 Outlook

Year-to-date depletions through the 42 weeks ended October 21, 2017 are estimated by the Company to have decreased approximately 6% from the comparable period in 2016.

The Company is currently estimating that 2017 depletions and shipments percentage change will be between minus 7% and minus 4%, a decrease and narrowing of the previously communicated estimate of between minus 7% and plus 1%. The Company is targeting increases in revenue per barrel of between 1% and 2%. Full-year 2017 gross margins are currently expected to be between 51% and 52%. The Company intends to increase advertising, promotional and selling expenses by between $10 million and $20 million for the full year 2017, not including any changes in freight costs for the shipment of products to distributors, a decrease in the previously communicated range of between $20 million and $30 million. This estimate is subject to timing of brand investments currently planned for the fourth quarter of 2017 which could move into 2018. The Company intends to increase its investment in its brands in 2017, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company currently projects Non-GAAP earnings per diluted share for 2017 of between $5.60 and $6.20, excluding the impact of ASU 2016-09, a narrowing up of the range from the previously communicated estimate of $5.00 to $6.20, but actual results could vary significantly from this target. The 2017 fiscal year includes only 52 weeks compared to the 2016 fiscal year which included 53 weeks. The Company estimates a full-year 2017 Non-GAAP effective tax rate of approximately 37%, which excludes the impact of ASU 2016-09 that took effect for the Company on January 1, 2017. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is completing its 2018 planning process and will provide further detailed guidance when the Company presents its full-year 2017 results. The Company is currently using the following preliminary assumptions and targets for 2018. The Company is forecasting depletion and shipment percentage increase of low single digits. The Company is targeting price increases per barrel of between 1% and 2%. Full-year 2018 gross margins are currently expected to be between 52% and 53%. The Company intends to increase advertising, promotional and selling expenses between $15 million and $25 million for the full year 2018, not including any changes in freight costs for the shipment of products to distributors. This estimate is subject to timing of brand investments currently planned for the fourth quarter of 2017 which could move into 2018. The Company intends to increase its investment in its brands in 2018 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2018 Non-GAAP effective tax rate of approximately 37%, excluding the impact of ASU 2016-09.

The Company is continuing to evaluate 2017 capital expenditures. Its current estimates are between $35 million and $45 million. The Company estimates full-year 2018 capital spending of between $55 million and $65 million. The capital will mostly be spent in the Company’s breweries. The actual total amount spent on 2017 and 2018 capital expenditures may well be different from these estimates.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At September 30, 2017, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended September 30, 2017.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three month period ended September 30, 2017.

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

As of September 30, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirty-nine weeks ended September 30, 2017, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Board of Directors increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $150.0 million on October 5, 2017, thereby increasing the limit from $781.0 million to $931.0 million. As of October 20, 2017, the Company had repurchased a cumulative total of approximately 13.4 million shares of its Class A Common Stock for an aggregate purchase price of $738.2 million and had $192.8 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.

During the thirty-nine weeks ended September 30, 2017, the Company repurchased 833,000 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 to February 4, 2017	81,294	$158.87	81,240	$160,355,154
February 5, 2017 to March 4, 2017	66,205	161.69	65,968	149,659,234
March 5, 2017 to April 1, 2017	64,789	149.51	64,700	139,979,876
April 2, 2017 to May 6, 2017	121,182	141.44	121,087	122,845,427
May 7, 2017 to June 3, 2017	94,583	143.45	94,505	109,283,288
June 4, 2017 to July 1, 2017	106,328	134.39	105,533	95,067,397
July 2, 2017 to August 5, 2017	121,062	137.30	120,692	78,482,606
August 6, 2017 to September 2, 2017	96,181	148.40	96,181	64,204,353
September 3, 2017 to September 30, 2017	81,589	153.24	81,466	51,712,742

Total	833,213	$146.06	831,372	$51,712,742

Of the shares that were repurchased during the period, 1,841 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of October 20, 2017, the Company had 8.7 million shares of Class A Common Stock outstanding and 3.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: October 26, 2017	/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer
(principal executive officer)

Date: October 26, 2017	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)