Form 10-K
period 2017-12-30
BOSTON BEER CO INC
filed 2018-02-21
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $1,163.8 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on July 1, 2017). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 16, 2018, there were 8,814,850 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 3,017,983 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting to be held on May 17, 2018 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 30, 2017

PART I.

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is one of the largest craft brewers in the United States. In fiscal 2017, Boston Beer sold approximately 3.8 million barrels of its proprietary products.

During 2017, the Company sold over sixty beers under the Samuel Adams® brand names, over ten flavored malt beverages under the Twisted Tea® brand name, over twenty hard cider beverages under the Angry Orchard® brand name, five hard sparkling waters under the Truly Spiked & Sparkling® brand name, and over fifty beers under four brand names under the A&S Brewing Company, which include the Traveler Beer Co.®, the Angel City Brewery®, the Concrete Beach Brewery® and the Coney Island® Brewing Co.

Boston Beer produces alcohol beverages including malt beverages (“beers”), hard cider and hard sparkling water at Company-owned breweries and its cidery and under contract arrangements at other brewery locations. The Samuel Adams Company-owned breweries include breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”) and the A&S Brewing Company breweries. The A&S Brewing Company breweries are located in Los Angeles, California (the “Angel City Brewery”), Miami, Florida (the “Concrete Beach Brewery”) and Brooklyn, New York (the “Coney Island Brewery”). The Company owns an apple orchard and cidery located in Walden, New York (the “Orchard”).

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

The Company’s beers are primarily positioned in the Better Beer category of the beer industry, which includes craft (small, independent and traditional) brewers, domestic specialty beers and most imports. Better Beers are determined by higher price, quality, image and taste, as compared with regular domestic beers. Samuel Adams is one of the largest brands in the Better Beer category of the United States brewing industry. The Company estimates that in 2017 the Better Beer category percentage volume growth was approximately 5% with the craft beer category volume growth approximately 5% and total beer category volume essentially flat. The Company believes that the Better Beer category is approximately 22% of United States beer consumption by volume.

The domestic beer industry, excluding Better Beers, has experienced a decline in shipment volume over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers and increased competition from wine and spirits companies.

The Company’s Twisted Tea products compete within the flavored malt beverage (“FMB”) category of the beer industry (and the Company’s Twisted Tea products are included in generic references to the Company’s “beers” in this report). The Company believes that the FMB category comprises approximately 4% of United States beer consumption and that the volume comprising the FMB category declined by approximately 4% in 2017. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category and a fast pace of product innovation.

The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry. The Company believes that the hard cider category comprises less than 1% of United States beer consumption. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. The hard cider category experienced very fast growth until a slowing in 2015 and a decline in 2016, and the Company estimates the category volume declined again in 2017 by approximately 6%.

The Company’s Truly Spiked & Sparkling beverages compete within the hard sparkling water category that has similar characteristics to the beer industry for reporting and regulatory purposes. This category is small, in its early stages of development, highly competitive and includes large international and domestic competitors. The Company launched Truly Spiked & Sparkling in the second half of 2016 and believes that the hard sparkling water category comprises approximately 0.3% of United States beer consumption.

Description of Business

The Company’s business goal is to become the leading supplier in the Better Beer category and the other categories where it competes by creating and offering high quality alcohol beverages. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering great beers, hard ciders and hard sparkling waters, and increasing brand availability and awareness through traditional media and digital advertising, point-of-sale, promotional programs and drinker education.

The Company’s Beers, Hard Ciders and Hard Sparkling Waters

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages, with a focus on promoting the Samuel Adams brand, but supported by a portfolio of complementary brands. The Angry Orchard brand family was launched in the second half of 2011 in several markets and achieved national distribution in 2012. Since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following. In 2016, the Company began national distribution of the Truly Spiked & Sparkling brand and it maintained its place as one of the leading brands in the hard sparkling water category in 2017. The Company’s A&S Brewing subsidiary currently has four brands, including Angel City®, The Traveler Beer Co.®, Coney Island® and Concrete Beach®.

The Company sells its beverages in various packages. Kegs are sold primarily for on-premise retailers, which include bars, restaurants and other venues, and bottles and cans are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores and liquor stores.

Samuel Adams Boston Lager® is the Company’s flagship beer that was first introduced in 1984. The Samuel Adams Seasonal beers are brewed specifically for limited periods of time and in 2017 included Samuel Adams Hopscape®, Samuel Adams Fresh as Helles®, Samuel Adams Summer Ale, Samuel Adams OctoberFest, and Samuel Adams Winter Lager.

Certain Samuel Adams beers may be produced at select times during the year solely for inclusion in the Company’s seasonal variety packs. During 2017, Samuel Adams Noble Pils, Samuel Adams Irish Red and Samuel Adams Ella Blanc IPL were brewed and included in Spring variety packs, Samuel Adams Hefeweizen, Samuel Adams Berliner Weisse, Samuel Adams Tropic of Yuzu , Samuel Adams Golden Hour and Samuel Adams Session IPA were brewed and included in Summer variety packs, Samuel Adams 20 Pounds of Pumpkin,

Samuel Adams Black Lager, Samuel Adams Maple Red, Samuel Adams Honey Rye Pale Ale, Samuel Adams Bohemian Pilsner and Samuel Adams Dunkelweizen were brewed and included in Fall variety packs, Samuel Adams Amber Bock, Samuel Adams Chocolate Bock, Samuel Adams Oatmeal Stout and Samuel Adams Old Fezziwig® Ale were brewed and included in Winter variety packs. Additionally, beginning in 2011 the Company began limited releases of seasonal beers in various packages. In 2017, these limited seasonal release beers included Samuel Adams Cold Snap®, Samuel Adams Porch Rocker®, Samuel Adams Harvest Hefe and Samuel Adams White Christmas.

In 2014, the Company began a national rollout of Samuel Adams Rebel® IPA, a West Coast style IPA brewed with hops from the Pacific Northwest. Since the national rollout, the Company has added additional styles to support Samuel Adams Rebel IPA, including Samuel Adams Rebel Grapefruit IPA, Samuel Adams Rebel Juiced® IPA, Samuel Adams Rebel Rouser® IPA, Samuel Adams Rebel Raw® IPA and Samuel Adams Rebel Anytime® Session IPA. The Company also produces a variety pack called Samuel Adams Rebel IPA Pack of Rebels®.

After some market testing and pilot launches late in 2017, the Company began the national launch in the first quarter of 2018 of both Samuel Adams Sam ’76, a revolutionary beer that is a uniquely flavorful and refreshing lager ale union and Samuel Adams New England IPA, an unfiltered IPA with citrusy hop flavor.

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

The Twisted Tea, Angry Orchard and Truly Spiked & Sparkling brands are all available nationally while the majority of the A&S Brewing brands focus on local distribution and tap rooms. The Company will continue to look for complementary opportunities to leverage its capabilities.

In the first quarter of 2018, the Company began the national launch of Angry Orchard Rosé. This cider has a floral aroma, is apple forward in taste and complimented by refreshing light tannins, similar to semi-dry wine.

The Company continually evaluates the performance of its various beer, hard cider and hard sparkling water styles and the rationalization of its product line as a whole. Periodically, the Company discontinues certain styles and packages. Certain styles or brands discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

The Company’s beers, hard ciders and hard sparkling waters are sold by the Company’s sales force to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.

Product and Packaging Innovations

The Company is committed to maintaining its position as a leading innovator. To that end, the Company continually test brews different beers, hard ciders and other alcohol beverages and occasionally sells them under various brand labels for evaluation of drinker interest. The Company also promotes the annual LongShot® American Homebrew Contest® in which homebrewers and employees of the Company submit their homebrews for inclusion in the LongShot six-pack in the following year. In 2017, the Company sold over sixty Samuel Adams beers commercially and brewed many more test brews. The Company’s Boston Brewery spends most of its time ideating, testing and developing alcohol beverages for the Company’s potential future commercial development and evaluating ingredients and process improvements for existing beverages.

In 2013, the Company completed a two-year research effort to develop a beer can to improve the beer drinker’s experience compared to the traditional beverage can. The features of this custom Sam can were designed to enhance the drinking experience and include a wider lid with an opening slightly further from the edge of the lid, an extended lip and an hourglass ridge, all of which features are believed by the Company to enhance the craft beer drinkers experience relative to a traditional beverage can. Currently, Samuel Adams Boston Lager, Samuel Adams Seasonal beers, Samuel Adams Sam ’76, Samuel Adams Rebel beers and some of the A&S Brewing beers are available in this uniquely-designed can.

Sales, Distribution and Marketing

As dictated by the legal and regulatory environment, most all of the Company’s sales are made to a network of approximately 350 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as pubs, restaurants, grocery stores, convenience stores, package stores, stadiums and other retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, Australia, New Zealand, the Caribbean, the Pacific Rim, Mexico, and Central and South America.

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beers, hard ciders and hard sparkling waters for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts. During 2017, the Company’s largest Distributor accounted for approximately 3% of the Company’s net sales. The top three Distributors collectively accounted for approximately 7% of the Company’s net sales. In some states and countries, the terms of the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

Most products are shipped within days of packaging resulting in limited product order backlog. The Company has historically received most of its orders from domestic Distributors in the first week of a month for products to be shipped the following month and the Distributor would then carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory.

In an effort to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the retail market, in late 2010 the Company introduced its Freshest Beer Program with domestic Distributors in several markets. The goal of the Freshest Beer Program is to provide better on-time service, forecasting, production planning and in cooperation with the Distributors, substantially reducing Distributor inventory levels. At the close of its 2017 fiscal year, the Company had 167 Distributors participating in the program, representing approximately 79% of the Company’s domestic volume. The Company has successfully reduced the inventories of participating Distributors in the aggregate by approximately two weeks, resulting in fresher beer being delivered to retail. The ordering process has changed significantly for Distributors that participate in the Freshest Beer Program and has resulted in a shorter period between order placement and shipment and a resulting reduction in open orders.

Boston Beer has a sales force of approximately 390 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beers, hard ciders and hard sparkling waters, certain ingredients, such as hops and barley, and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns — including television, radio, digital and social media, billboards and print. These media efforts are complemented by participation in sponsorships, which currently includes the Boston Red Sox, the Richard Childress Racing Team of the NASCAR Cup Series, the Dierks Bentley concert tour, the Kentucky Derby and the Boston Marathon, local beer festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neons, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

Corporate Social Responsibility

In 2008, the Company launched its core philanthropic initiative, Samuel Adams Brewing the American Dream®. In partnership with ACCION, the nation’s largest non-profit micro-lender, the program supports small business owners in the food, beverage, and brewing industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program, Samuel Adams and ACCION have worked together to loan more than $22.4 million to more than 1,500 small business owners who have subsequently repaid these loans at a rate of more than 97%. Samuel Adams employees, together with local business partners and community organizations, have provided coaching and mentoring to more than 8,000 business owners across the country. These efforts have helped to create or maintain more than 5,900 local jobs.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beverages. These ingredients include:

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2017 North American barley crop, which will support 2018 malt needs, was generally consistent with historical long term averages with regards to both quality and quantity, though quality from key areas in Canada was again highly variable and in some cases below long term averages. The average booked 2017 barley crop prices were comparable to historical long term averages. There has been a long-term trend of declining acres and production in North America against relatively stable malt demand. The Company purchased most of the malt used in the production of its beer from two suppliers during 2017. The Company currently has a multi-year contract with one of its suppliers and a one year agreement with the other supplier. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

Hops. The Company uses Noble hop varieties for many of its Samuel Adams beers and also uses hops grown in the United States, England, and New Zealand. Noble hops are grown in several specific areas recognized for growing hops with superior taste and aroma properties. These include Hallertau-Hallertauer, Tettnang-Tettnanger, Hersbrucker and Spalt-Spalter from Germany and Saaz from the Czech Republic. The United States hops, grown primarily in the Pacific Northwest, namely Cascade, Simcoe®, Centennial, Chinook, Citra®, Amarillo®, and Mosaic® are used in certain Company ales and lagers, as are the Southern Hemisphere hop varieties, Galaxy and Nelson Sauvin. Traditional English hops, namely, East Kent Goldings and Fuggles, are also used in certain Company ales. Other hop sources and varieties including new experimental varieties such as HBC 566 and HBC 682 are also tested from time to time and used in certain beers. The Company uses hops in various formats including T-90 hop pellets, T-45 hop pellets and CO2 Extract.

The European hop crop harvested in 2017 was well above historical long term averages with regards to both quality and quantity due to favorable temperatures and precipitation. The United States hop crop harvested in 2017 was consistent with historical long term averages with regards to quality, with an increase in overall quantity driven by expansion of planted acres in recent years. However, the demand for certain hops grown in the United States has risen dramatically due to the success and proliferation of craft brewers and the popularity of beer styles that include hop varieties grown in the United States, with the result that prices continue to rise for both spot purchases and forward contract pricing and occasionally certain United States hops are in tight supply until the next crop or beyond.

The Company enters into purchase commitments with ten primary hop dealers, based on the Company’s projected future volumes and brewing needs. The dealers either have the hops that are committed or will contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German and Czech Republic hops, in Pounds Sterling for the English hops, US Dollars for United States hops and New Zealand Dollars for the New Zealand hops. The Company does not currently hedge its forward currency commitments.

The Company expects to realize full delivery on European, United States and New Zealand hop contracts on the hop crop harvested in 2017. The Company attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers based on its best estimate of likely short-term demand. The Company classifies hops inventory in excess of two years of forecasted usage in other long term assets.

The Company believes it has adequate inventory and commitments for all hop varieties. This belief is based on expected volume and beer style mix, both of which could ultimately be significantly different from what is currently planned. Variations to plan could result in hops shortages for specific beers or an excess of certain hops varieties.

The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

Yeast. The Company uses multiple yeast strains for production of its beers, hard ciders and hard sparkling waters. While some strains are commercially available, other strains are proprietary. Since the proprietary strains cannot be replaced if destroyed, the Company protects these strains by storing multiple cultures of the same strain at different production locations and in several independent laboratories.

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2017, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for United States apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture, could affect both price and supply. The 2017 apple crop in Europe for certain regions was lower than historical long term averages due to climate conditions. The 2017 apple crop in the United States was consistent with historical long term averages. The Company has entered into contracts to cover its expected needs for 2018 and expects to realize full delivery against these contracts.

The Company purchased and opened its cidery at the Orchard in 2015. The Company uses the apple varieties harvested at the Orchard to experiment and develop new hard ciders and for resale to customers.

Other Ingredients. The Company maintains competitive sources for most of the other ingredients used in the production of its beverages.

Packaging Materials. The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases and glass. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2017, cans, crowns, six pack carriers and labels were each supplied by a single source; however, the Company believes that alternative suppliers are available.

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

Quality Assurance

As of December 30, 2017, the Company employed over fifteen brewmasters to monitor the Company’s brewing operations and control the production of its beers, hard ciders and hard sparkling waters. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s beers, hard ciders and hard sparkling waters conforms to the Company’s standards. The Company has on-site quality control labs at each of the Samuel Adams Company-owned breweries, and supports the smaller local breweries with additional centralized lab services.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle, can and keg of its beers, in order to ensure that its customers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Production Strategy

During 2017, the Company brewed, fermented and packaged over 90% of its volume at breweries owned by the Company. The Company made capital investments in 2017 of approximately $33 million. These investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth. The Company expects to invest between $55 million and $65 million in 2018, which is highly dependent on future volume and mix estimates and the capital investments to meet those estimates. The actual amount spent may well be different from these estimates.

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

The Boston Brewery’s production is mainly for developing new types of innovative and traditional beers and brewing and packaging beers for retail sales on site at its gift shop and new tap room, and supporting draft accounts in the local market area.

The Company’s Angry Orchard Innovation Cider House located at the Orchard in Walden, New York, opened in 2015 and its production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site and in the local market area.

The A&S Brewing breweries include the Angel City Brewery, Concrete Beach Brewery and Coney Island Brewery. The production at the A&S Brewing breweries is mainly for developing innovative and traditional beers and supporting draft accounts in the respective local market areas and providing for on-premise consumption of their beers at their respective tap rooms.

The Company currently has a brewing services agreement with subsidiaries of City Brewing Company, LLC, to produce its products. The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing, fermenting and finishing methods and (ii) first-rate quality control capabilities throughout the process. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to produce and package the Company’s beverages.

The Company’s International business is supplied by breweries owned by the Company and brewing and packaging agreements that include packaging bulk shipments of beer and hard cider and production under license at international locations.

The Company believes that it has alternatives available to it, in the event that production at any of its locations is interrupted, although severe interruptions at the Pennsylvania Brewery would be problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics if interruptions were to occur, and could face significant delays in starting up replacement production locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shut downs, or natural or unavoidable catastrophes. Also, as the brewing industry has consolidated and the Company has grown, the capacity and willingness of breweries owned by others where the Company could produce some of its beers, hard ciders and hard sparkling waters, if necessary, has become a more significant concern. The Company would work with its contract brewers to attempt to minimize any potential disruptions.

Competition

The Better Beer category within the United States beer market is highly competitive due to the increasing number of craft brewers, imported beers with similar pricing and target drinkers, and efforts by large domestic brewers to enter this category. The Company expects competition and innovation among domestic craft brewers to remain strong, as craft brewers continue to experience growth and there were many new startups in 2017. The Company estimates there are over 6,000 craft breweries in operation, up from approximately 1,400 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles.

Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company has. The two largest brewers in the United States, MillerCoors and AB InBev, participate actively in the Better Beer category, both through importing and distributing foreign brands that compete in the Better Beer category and also with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing craft breweries. In addition, Miller Coors’ Tenth and Blake and AB InBev’s High End Division were formed as business units headquartered in the United States that are focused exclusively on competing in the Better Beer market.

During the last few years, there were numerous acquisitions in the beer industry with the largest being AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to MolsonCoors of its 58% share of the MillerCoors joint venture with MolsonCoors. There were also numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. The most significant include Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion, Constellation Brands’ acquisition of Ballast Point Brewing & Spirits for approximately $1 billion, AB InBev’s purchase of multiple craft breweries, including Elysian Brewing Company, Golden Road Brewing, Four Peaks Brewing Company, Breckenridge Brewing, Devils Backbone, Karbach and Wicked Weed and MillerCoors’ purchase of multiple craft breweries, including Hop Valley Brewing, Saint Archer Brewery and Revolver Brewing. Pabst Brewing Company acquired an ownership interest in and entered into an exclusive agreement to distribute nationally Small Town Brewery’s brands, including Not Your Father’s Hard Root Beer®, and entered into an agreement to distribute various United States cider brands of C&C Group PLC, including ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s.’ AB InBev also acquired Spiked Seltzer, a previously independent hard sparkling water company.

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

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the Distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf, cold box and tap space. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the Better Beer segment of the beer industry include product quality and taste, brand advertising and imagery, trade and drinker promotions, pricing, packaging and the development of innovative new products.

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

The Company’s Twisted Tea product line competes primarily within the FMB category of the beer industry. FMBs, such as Twisted Tea, Smirnoff Ice®, Mike’s Hard Lemonade®, Bud Light Lime® Ritas, and Redd’s Apple Ale® are flavored malt beverages that are typically priced competitively with Better Beers. In 2017, MolsonCoors announced plans to distribute and support Arnold Palmer Hard Tea Lemonade® and Phusion Projects (maker of Four Loko®) announced plans to introduce John Daly’s Grip It & Sip It Hard Ice Tea®. As noted earlier, this category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with Better Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand names ‘Strongbow’; AB InBev under ‘Stella Cidre’ and MillerCoors under the brand names ‘Smith and Forge’ and ‘Crispin Cider’. In recent years, local cideries have built small local businesses that have gained share locally at the expense of the national brands.

The Company’s Truly Spiked & Sparkling beverages compete within the hard sparkling water category. This category is small, in its early stages of development, highly competitive and include large international and domestic competitors. Hard sparkling waters are typically priced competitively with Better Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include ABInbev under ‘Spiked Seltzer’; Miller Coors under ‘Henry Weinhard’; Mikes Hard Lemonade under ‘White Claw’ and Diageo under “Smirnoff”.

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

Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. The federal excise tax on beer and hard sparkling water is $18 per barrel, on hard cider (with alcohol by volume of 8.5% or less) is $0.226 per gallon, on hard cider (with non-qualifying fermentable fruits) is $1.07 per gallon, and on artificially carbonated wine (hard cider with high CO2 levels) is $3.30 per gallon. Beginning in 2018, as a result of the “Tax Cuts and Jobs Act”, the Company’s federal excise tax rate on beer and hard sparkling water will decrease from $18 per barrel to $16 per barrel on all barrels below 6 million barrels produced annually. The Company’s Excise tax rates on hard ciders will also decrease slightly. These lower rates for beer, hard sparkling water and hard cider currently expire at the end of 2019. States levy excise taxes at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Trademarks

The Company has obtained trademark registrations with the United States Patent and Trademark Office for over 230 trademarks, including Samuel Adams®, Sam Adams®, Samuel Adams Boston Lager®, Samuel Adams Utopias®, Samuel Adams Rebel®, Samuel Adams Brewing the American Dream®, Angry Orchard®, Twisted Tea®, The Traveler Beer Co.®, Coney Island®, Angel City Brewery®, Concrete Beach® and Truly Spiked & Sparkling®. It also has a number of common law marks, including Infinium™. The Samuel Adams trademark, the Samuel Adams Boston Lager trademark, the Angry Orchard trademark, the Twisted Tea trademark and other Company trademarks are also registered or have registrations pending in various foreign countries. The Company regards its Samuel Adams family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to oppose infringements of its marks through available enforcement actions.

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

As part of its efforts to be environmentally friendly, the Company has adopted a number of practices designed to reduce waste, improve recycling and utilities consumption at its breweries. The Company also continues to reuse its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, and retailer, Distributor and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue its current used glass practices.

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

Employees

As of December 30, 2017, the Company employed 1,439 people, of which 89 were covered by collective bargaining agreements at the Cincinnati Brewery. The collective bargaining agreements involve three labor unions, with one contract expiring in 2019, one contract expiring in 2020, and one contract expiring in 2022. No employees are covered under collective bargaining agreements set to expire within one year of December 30, 2017. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages, or threatened work stoppages, and believes that its employee relations are good.

Other

The Company submitted the Section 12(a) CEO Certification to the New York Stock Exchange in accordance with the requirements of Section 303A of the NYSE Listed Company Manual. This Annual Report on Form 10-K contains at Exhibits 31.1 and 31.2 the certifications of the Chief Executive Officer and Chief Financial Officer, respectively, in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002. The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, on the Company’s investor relations website at www.bostonbeer.com, or upon written request to Investor Relations, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, Massachusetts 02210.

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

The Company Faces Substantial Competition.

The Better Beer category within the United States beer market is highly competitive, due to the increasing number of craft brewers with similar pricing and target drinkers and gains in market share achieved by domestic specialty beers and imported beers, and more recently the acquisition of craft brewers by the four largest market competitors, AB InBev, MillerCoors, Constellation and Heineken. The Company faces strong competition from these brewers, as they acquire craft brewers or introduce new domestic specialty brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, also continue to compete aggressively in the United States beer market. The Company anticipates competition among domestic craft brewers will remain strong, as many local craft brewers continued to experience growth and there were many new startups in 2017. The Company estimates there are now over 6,000 craft breweries in operation up from approximately 1,400 operating craft breweries in 2006. Also, existing craft breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the Better Beer category within the United States beer market and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline.

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

Further, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation is AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to MolsonCoors of its 58% share of the MillerCoors joint venture with MolsonCoors, as well as Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion and Constellation Brand’s acquisition of Ballast Point Brewing & Spirits for approximately $1 billion. Also, in the last few years, both AB Inbev and MillerCoors have purchased multiple regional craft breweries with the intention to expand the capacity and distribution of these breweries. Due to the increased leverage that these combined operations will have in distribution and sales and marketing expenses, the costs to the Company of competing could increase. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. The continuing consolidation could also reduce the contract brewing capacity that is available to the Company. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.

There Is No Assurance that the Company Can Adapt to the Challenges of the Changing Competitive Environment and Reverse its Recent Sales Declines and Return to Periods of Growth.

Since 2015, the Company has experienced a decline in the domestic demand for its products and has seen craft beer growth rates slow and the hard cider category decline. The Company’s ability to reverse these trends and return its brands to periods of growth may be limited by its ability to increase its market share in domestic and international markets, including markets that may be dominated by one or more regional or local craft brewers, markets affected by an increasing number of competitors and the emergence of local tap rooms as a significant on premise channel, and markets where drinker interest is primarily in new or local products, rather than established brands. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s other products, including its flagship Samuel Adams Boston Lager and there is no guarantee of long term volume by these new initiatives. Additionally, changes in use of media and technology are changing the economics of how to market brands to drinkers, and may be diminishing the traditional competitive advantage the Company may have had in buying national media relative to smaller brands. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. While the Company believes that a combination of innovation, new brand messaging and exploration of new media, and increased investment and sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. A lower growth environment or continued Company Sales declines, will present challenges for the Company to motivate and retain employees, to maintain the current levels of wholesaler and retailer support of its brands, to maintain the current brand investment levels, and to maintain current returns to shareholders, and potentially could require a review of long term organization and brewery needs. Currently the Company believes it can return to long term growth but there is no guarantee it will be successful.

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

Certain states are considering or have passed laws and regulations that allow the sale and distribution of marijuana. Currently it is not possible to predict the impact of this on sales of alcohol, but it is possible that legal marijuana usage could adversely impact the demand for the Company’s products.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 96% of its beer is sold, the Company sells most of its alcohol beverages to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with approximately 350 Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership within the current distribution network could lead to less support of the Company’s products.

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

No assurance can be given that the Company will be able to maintain its current distribution network or secure additional Distributors on terms not less favorable to the Company than its current arrangements.

Impact of Changes in Drinker Attitudes on Brand Equity and Inherent Risk of Reliance on the Company’s Founder in the Samuel Adams® Brand Communications.

In addition to the societal and political risks discussed above, there is also no guarantee that the brand equities that the Company has built in its brands will continue to appeal to drinkers. Changes in drinker attitudes or demands, or competitor activity and promotion, could adversely affect the strength of the Company’s brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition its brands, but there is no certainty that the Company would be able to maintain volumes, pricing power and profitability. It is also possible that marketing messages or other actions taken by the Company could damage its brand equities, as opposed to building them. If such damage were to occur, it would likely have a negative effect on the financial condition of the Company.

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

Turnover in Company Leadership or Other Key Positions May Lead to Loss of Key Knowledge or Capability and Adversely Impact Company Performance.

In 2016 the Company made changes in several senior management positions, including hiring a new Chief Financial Officer, Chief Marketing Officer and Senior Vice President, Supply Chain, and promoting a new Vice President for Human Resources. In early 2017, the President and Chief Executive Officer, Martin Roper, announced his plans to retire in 2018 after leading the Company for more than 17 years. In early 2018, the Company announced that Dave Burwick will join as President and Chief Executive Officer in the second quarter of 2018. Burwick has an established track record of innovation and business success in the beverage and consumer goods industries and has served on Boston Beer’s Board of Directors since 2005. His most recent role is Chief Executive Officer of Peet’s Coffee and prior to joining Peet’s, Mr. Burwick served as President of North America for Weight Watchers and in numerous leadership roles over 20 years at PepsiCo, including Chief Marketing Officer of Pepsi-Cola North America. It is anticipated that Mr. Roper will resign as President and Chief Executive Officer and as a Director, when Mr. Burwick joins the Company. The Company may well experience further changes in key leadership or key positions in the future. The departure of key leadership personnel, especially a long-serving Chief Executive Officer, can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the declining growth environment now facing the Company. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, would affect the Company’s ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.

The Company has Significantly Increased its Product Offerings and Distribution Footprint, which Increases Complexity and Could Adversely Affect the Company’s Results.

The Company has significantly increased the number of its commercially available beers, hard ciders and hard sparkling waters that it produces. Since 2010, the Company has introduced many new beers, ciders and hard sparkling waters under the Samuel Adams, Angry Orchard, Twisted Tea and Truly Spiked & Sparkling brand names. A&S Brewing currently has four brands, including three small breweries and retail tap rooms where beer is sold and consumed on-premise. In 2015, the Company opened the Angry Orchard Innovation Cider House at its apple orchard located in Walden, New York, where hard cider is fermented, sold and consumed on-premise. In 2016, the Company began national distribution of certain styles of the Truly Spiked & Sparkling brand. In 2017, the Company opened a Tap Room at the Boston Brewery where beer is sold and consumed on-premise. These additional brands and locations, along with the increases in demand for certain existing brands, have added to the complexity of the Company’s product development process, as well as its brewing, fermenting, packaging, marketing and selling processes. There can be no assurance that the Company will effectively manage such increased complexity, without experiencing coordination issues, and resulting operating inefficiencies, supply shortages or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business and financial results.

Impact of Reliance on Company-Owned Production Facilities, Reduced Availability of Breweries Owned by Others, and Inability to Leverage Investment in the Company-Owned Breweries Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Prior to 2008, the Company pursued a production strategy that combined the capacity at its Cincinnati Brewery, which was acquired in 1997, with significant production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others allowed the Company to utilize their excess capacity, providing the Company with production flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for its beers. The Company purchased the Pennsylvania Brewery in June 2008. As a result of that acquisition and the subsequent expansion of the Pennsylvania Brewery’s capacity, the volume of core brands brewed at Company-owned breweries increased, and currently over 90% of the Company’s volume is produced and packaged at breweries that it owns.

In 2017, the Company brewed its flagship beer, Samuel Adams Boston Lager, at each of its three Samuel Adams breweries, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager. The Company expects to continue to brew most all of its domestic volume in 2018 at its Company-owned breweries. This reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak season. In addition, if interruptions were to occur, the Company may not be able to maintain its current economics and could face significant delays in starting replacement brewing locations. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shut downs or natural or unavoidable catastrophe.

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

The Company continues to avail itself of capacity at third-party breweries. During 2017, the Company brewed and/or packaged certain products under service agreements with City Brewing Company, LLC. In selecting third party breweries for brewing services arrangements, the Company carefully weighs a brewery’s capability of utilizing traditional brewing, fermenting and finishing methods and its quality control capabilities throughout the production process. To the extent that the Company needs to avail itself of a third-party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the brewing capacity available to it, either of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

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

The Company’s emphasis on owning production facilities requires it to continue to make a significant level of capital expenditure to maintain and improve these facilities and to incur significant fixed operating costs to support them. In an uncertain volume environment, the Company faces the risk of not being able to support the owned brewery operating costs, if volumes were to decline. At the same time, despite making these expenditures and incurring these costs, if demand were to increase significantly, the Company could still face the risk of not being able to meet the increased demand internally.

The Company attempts to balance these factors through a combination of owned breweries and access to contract facilities, but there is no guarantee that this strategy is optimal and it might result in short term costs and inefficiencies.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess/Shortage Inventory Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt, hops and other ingredients, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from two suppliers during 2017. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

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

The Company attempts to maintain up to a two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, but as the Company innovates, the availability of certain hop varieties for new products is likely significantly lower. The Company buys new hop varieties for its innovation based on its best estimate of demand and does not try to get to two-year supply on hand immediately. Given the imprecision of forecasting future volumes, the Company is at hop supply risk on certain varieties if its innovations are significantly more successful than expected. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are sourced primarily from European and United States suppliers and include bittersweet apples from France and culinary apples from Italy and Washington state. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. The Company has entered into contracts to cover its expected needs for 2018 and expects to realize full delivery against these contracts.

Except for a temporary shortage of apples in 2012, the Company has not experienced material difficulties in obtaining timely delivery from its suppliers, although the Company has had to pay significantly above historical prices to secure supplies when inventory and supply have been tight.

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

The Company’s contracts for certain hops and apples are payable in Euros, Pounds Sterling and New Zealand dollars, and therefore, the Company is subject to the risk that the Euro, Pound or New Zealand dollar may fluctuate adversely against the U.S. dollar. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. Significant adverse fluctuations in foreign currency exchange rates may have a material adverse effect on the Company’s business and financial results. The cost of hops has increased in recent years due to the rising market price of hops and exchange rate changes. The continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet the demand for its beers. The Company buys some other ingredients and capital equipment from foreign suppliers for which the Company also carries exposure to foreign exchange rate changes.

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

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging, or defective packaging and handling. Such occurrences may create bad tasting beer, hard cider or hard sparkling water, or pose risk to the integrity and safety of the packaging. These could result in unexpected costs to the Company and, in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as product liability claims.

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

The Company May Not Be Able to Meet Demand for Its Products.

The Company’s future growth may also be limited by its ability to meet the demand for its products, whether as a result of production capacity, disruption or operating performance issues at the Company’s owned breweries, limits on the availability of suitable production capacity at third party-owned breweries and the Company’s ability to enter into brewing contracts with third party-owned breweries on commercially acceptable terms, or the Company’s ability to obtain sufficient quantities of certain ingredients and packaging materials, such as hops, malt, cider ingredients, bottles and cans, from suppliers.

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases and glass. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2017, cans, crowns, six pack carriers and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition and consolidation activity in several of the packaging supplier networks which could potentially lead to disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts. If the Company’s needs differ significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant to Company financial results.

An Increase in Energy Costs Could Harm the Company’s Financial Results.

In the last five years, the Company has experienced significant variation in direct and indirect energy costs, and energy costs could change unpredictably. Increased energy costs would result in higher transportation, freight and other operating costs, including increases in the cost of ingredients and supplies. The Company’s future operating expenses and margins could be dependent on its ability to manage the impact of such cost increases. If energy costs increase, there is no guarantee that such costs can be fully passed along through increased prices.

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

The Class B Shareholder Has Significant Control over the Company

The Company’s Class A Common Stock is not entitled to any voting rights except for the right as a class to (1) approve certain mergers, charter amendments and by-law amendments and (2) elect a minority of the directors of the Company. Although not as a matter of right, the Class A stockholders have also been afforded the opportunity to vote on an advisory basis on executive compensation. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are currently decided by C. James Koch, who is the founder and Chairman of the Company, as the holder of 100% of the voting rights to the outstanding shares of the Company’s Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors, approval of equity-based and other executive compensation and other significant corporate and governance matters, such as approval of the Company’s independent registered public accounting firm. This could have the effect of delaying or preventing a change in control of the Company and makes most material transactions difficult or impossible to accomplish without the support of Mr. Koch. While Mr. Koch is currently the 100% holder of the Company’s Class B Common Stock, there is nothing that prevents Mr. Koch or his heirs from transferring some or all shares of the Class B Common Stock to others.

The Company’s Operating Results and Cash Flow May Be Adversely Affected by Unfavorable Economic, Financial and Societal Market Conditions.

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

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2017 fiscal year, and (3) remain unresolved.

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

The graph set forth below shows the value of an investment of $100 on January 1, 2013 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”), the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) and a custom peer group which consists of Molson Coors Brewing Company and Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Inc.), the two remaining U.S. publicly-traded brewing companies (“Peer Group”), for the five years ending December 30, 2017.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending

Company Name / Index	12/28/13	12/27/14	12/26/15	12/31/16	12/30/17
The Boston Beer Company, Inc.	82.06	22.16	-30.55	-17.31	12.51
S&P 500 Index	34.12	15.76	0.77	11.07	21.83
S&P 500 Beverages Index	22.48	19.04	10.52	1.77	18.84
Peer Group	36.24	37.43	25.24	6.10	-13.65

	Base	INDEXED RETURNS Years Ending
Company Name / Index	Period 12/29/12	12/28/13	12/27/14	12/26/15	12/31/16	12/30/17
The Boston Beer Company, Inc.	100	182.06	222.39	154.46	127.73	143.71
S&P 500 Index	100	134.12	155.25	156.44	173.76	211.69
S&P 500 Beverages Index	100	122.48	145.80	161.14	163.99	194.88
Peer Group	100	136.24	187.23	234.48	248.77	214.81

Peer Group Companies
Craft Brew Alliance Inc
Molson Coors Brewing Co

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2017	High	Low
First Quarter	$174.90	$144.65
Second Quarter	$148.60	$129.90
Third Quarter	$161.90	$130.50
Fourth Quarter	$194.60	$157.80

Fiscal 2016	High	Low
First Quarter	$204.25	$163.55
Second Quarter	$191.71	$146.42
Third Quarter	$192.05	$151.06
Fourth Quarter	$178.00	$149.76

There were 9,685 holders of record of the Company’s Class A Common Stock as of February 16, 2018. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 16, 2018, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $200.70.

Class A Common Stock

At December 30, 2017, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 8,665,557 were issued and outstanding, which includes 62,405 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 30, 2017, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 3,017,983 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and (d) equity-based and other executive compensation and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 16, 2018, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

As of December 30, 2017, the Company has repurchased a cumulative total of approximately 13.4 million shares of its Class A Common Stock for an aggregate purchase price of approximately $752.4 million.

During the twelve months ended December 30, 2017, the Company repurchased 965,947 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 to February 4, 2017	81,294	$158.87	81,240	$160,355,154
February 5, 2017 to March 4, 2017	66,205	161.69	65,968	149,659,234
March 5, 2017 to April 1, 2017	64,789	149.51	64,700	139,979,876
April 2, 2017 to May 6, 2017	121,182	141.44	121,087	122,845,427
May 7, 2017 to June 3, 2017	94,583	143.45	94,505	109,283,288
June 4, 2017 to July 1, 2017	106,328	134.39	105,533	95,067,397
July 2, 2017 to August 5, 2017	121,062	137.30	120,692	78,482,606
August 6, 2017 to September 2, 2017	96,181	148.40	96,181	64,204,353
September 3, 2017 to September 30, 2017	81,589	153.24	81,466	51,712,742
October 1, 2017 to November 4, 2017	77,543	170.32	77,521	188,505,128	*
November 5, 2017 to December 2, 2017	39,105	174.55	38,811	181,713,906
December 3, 2017 to December 30, 2017	16,086	190.63	16,086	178,646,927

Total	965,947		963,790	$178,646,927

*	On October 5, 2017, the Board of Directors increased the aggregate expenditure limit for the Company’s Stock Repurchase Program by $150.0 million.

Of the shares that were purchased during the period, 2,157 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 30 2017	Dec. 31 2016 (53 weeks)	Dec. 26 2015	Dec. 27 2014	Dec. 28 2013
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$921,736	$968,994	$1,024,040	$966,478	$793,705
Less excise taxes	58,744	62,548	64,106	63,471	54,652

Net revenue	862,992	906,446	959,934	903,007	739,053
Cost of goods sold	413,091	446,776	458,317	437,996	354,131

Gross profit	449,901	459,670	501,617	465,011	384,922
Operating expenses:
Advertising, promotional and selling expenses	258,649	244,213	273,629	250,696	207,930
General and administrative expenses	73,126	78,033	71,556	65,971	62,332
Impairment (gain on sale) of assets, net	2,451	(235)	258	1,777	1567

Total operating expenses	334,226	322,011	345,443	318,444	271,829

Operating income	115,675	137,659	156,174	146,567	113,093
Other expense, net	467	(538)	(1,164)	(973)	(552)

Income before provision for income taxes	116,142	137,121	155,010	145,594	112,541
Provision for income taxes	17,093	49,772	56,596	54,851	42,149

Net income	$99,049	$87,349	$98,414	$90,743	$70,392

Net income per share — basic	$8.18	$6.93	$7.46	$6.96	$5.47
Net income per share — diluted	$8.09	$6.79	$7.25	$6.69	$5.18
Weighted average shares outstanding — basic	12,035	12,533	13,123	12,968	12,766
Weighted average shares outstanding — diluted	12,180	12,796	13,520	13,484	13,504

Balance Sheet Data:
Working capital	$66,590	$99,719	$112,443	$97,292	$59,901
Total assets	$569,624	$623,297	$645,400	$605,161	$444,075
Total long-term obligations	$44,343	$75,196	$73,019	$58,851	$37,613
Total stockholders’ equity	$423,523	$446,582	$461,221	$436,140	$302,085

Statistical Data:
Barrels sold	3,768	4,019	4,256	4,103	3,416
Net revenue per barrel	$229.05	$225.55	$225.55	$220.08	$216.35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Boston Beer Company is engaged in the business of producing and selling alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are primarily derived by selling its beers, hard ciders and hard sparkling waters to Distributors, who in turn sell the products to retailers and drinkers.

The Company’s alcohol beverages compete primarily in the Better Beer category, which includes imported beers and craft beers. This category has seen high single-digit compounded annual growth over the past ten years. Defining factors for Better Beer include superior quality, image and taste, supported by appropriate pricing. The Company believes that the Better Beer category is positioned to increase market share, as drinkers continue to trade up in taste and quality. The Company estimates that in 2017 the craft beer category percentage volume growth was approximately 5% and the Better Beer category percentage volume growth was approximately 5%, while the total beer category volume was essentially flat. The Company believes that the Better Beer category is approximately 22% of United States beer consumption by volume. The Company estimates the Hard Cider category to be less than 1% of the total beer category and believes it has many characteristics similar to the Better Beer category. The Company believes that significant opportunity continues to exist for the Better Beer and Hard Cider categories to gain market share in the total beer category. Depletions or Distributor sales to retailers of the Company’s beers, hard ciders and hard sparkling waters for the 52 week fiscal period ended December 30, 2017, decreased approximately 7% from the comparable 53 week fiscal period in the prior year.

Outlook

Year-to-date depletions reported to the Company for the 6 weeks ended February 10, 2018 are estimated by the Company to have increased approximately 6% from the comparable weeks in 2017.

The Company is targeting Non-GAAP earnings per diluted share for 2018 of between $6.30 and $7.30, excluding the impact of ASU 2016-09, but actual results could vary significantly from this target. The Company is forecasting 2018 depletions and shipments percentage change of between zero and plus 6%. The Company is targeting national price increases of between zero and 2%. Full-year 2018 gross margins are currently expected to be between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses by between $15 million and $25 million for the full year 2018, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company intends to increase its investment in its brands in 2018 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company intends to increase general and administrative expenses between $10 million and $20 million due to organizational investments and anticipated new CEO stock compensation costs. The Company estimates a full-year 2018 Non-GAAP effective tax rate of approximately 28%, excluding the impact of ASU 2016-09. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2018 capital expenditures. Its current estimates are between $55 million and $65 million, consisting mostly of continued investments in the Company’s breweries. The actual total amount spent on 2018 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2018 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

Results of Operations

Year Ended December 30, 2017 (52 weeks) Compared to Year Ended December 31, 2016 (53 weeks)

	Year Ended (in thousands, except per barrel)
	Dec. 30 2017 (52 weeks)			Dec. 31 2016 (53 weeks)			Amount change	% change	Per barrel change
Barrels sold	3,768			4,019			(251)	-6.2%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$862,992	$229.05	100.0%	$906,446	$225.55	100.0%	$(43,454)	-4.8%	$3.50
Cost of goods	413,091	109.64	47.9%	446,776	111.17	49.3%	(33,685)	-7.5%	(1.53)

Gross profit	449,901	119.41	52.1%	459,670	114.38	50.7%	(9,769)	-2.1%	5.03
Advertising, promotional and selling expenses	258,649	68.65	30.0%	244,213	60.77	26.9%	14,436	5.9%	7.88
General and administrative expenses	73,126	19.41	8.5%	78,033	19.42	8.6%	(4,907)	-6.3%	(0.01)
Impairment (gain on sale) of assets, net	2,451	0.65	0.3%	(235)	(0.06)	0.0%	2,686	-1143.0%	0.71

Total operating expenses	334,226	88.71	38.7%	322,011	80.13	35.5%	12,215	3.8%	8.58
Operating income	115,675	30.70	13.4%	137,659	34.25	15.2%	(21,984)	-16.0%	(3.55)
Other expense, net	467	0.12	0.1%	(538)	(0.13)	-0.1%	1,005	-186.8%	0.25

Income before provision for income taxes	116,142	30.83	13.5%	137,121	34.12	15.1%	(20,979)	-15.3%	(3.29)
Provision for income taxes	17,093	4.54	2.0%	49,772	12.38	5.5%	(32,679)	-65.7%	(7.84)

Net income	$99,049	$26.29	11.5%	$87,349	$21.74	9.6%	$11,700	13.4%	$4.55

Net revenue. Net revenue decreased by $43.4 million, or 4.8%, to $863.0 million for the year ended December 30, 2017, as compared to $906.4 million for the year ended December 31, 2016, due primarily to decreased shipments.

Volume. Total shipment volume of 3,768,000 barrels for the year ended December 30, 2017 decreased by 6.2% over 2016 levels of 4,019,000 barrels, due primarily to decreases in shipments of Samuel Adams and Angry Orchard brand products that were only partially offset by shipment increases in Twisted Tea and Truly Spiked & Sparkling brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the year ended December 30, 2017 decreased by approximately 7% compared to the prior year, primarily due to decreases in depletions of Samuel Adams and Angry Orchard brand products that were only partially offset by increases in depletions of Twisted Tea and Truly Spiked & Sparkling brand products.

Net Revenue per barrel. The net revenue per barrel increased by 1.6% to $229.05 per barrel for the year ended December 30, 2017, as compared to $225.55 per barrel for the year ended December 31, 2016, due primarily to product and package mix and price increases.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its products in kegs, bottles and cans. Assuming the same level of production, a shift in the mix from kegs to bottles and cans would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 2.3% to 82.6% of total shipments for the year ended December 30, 2017 as compared to the year ended December 31, 2016.

Cost of goods sold. Cost of goods sold was $109.64 per barrel for the year ended December 30, 2017, as compared to $111.17 per barrel for the year ended December 31, 2016. The 2017 decrease in cost of goods sold of $1.53 per barrel was primarily the result of lower brewery processing costs driven by waste reductions and efficiency gains, partially offset by unfavorable fixed cost absorption due to lower volumes and unfavorable product and package mix.

Gross profit. Gross profit was $119.41 per barrel for the year ended December 30, 2017, as compared to $114.38 per barrel for the year ended December 31, 2016. Gross margin was 52.1% for the year ended December 30, 2017, as compared to 50.7% for the year ended December 31, 2016. The increase in gross profit per barrel of $5.03 is due to cost saving initiatives in Company-owned breweries, product and package mix and price increases, partially offset by unfavorable fixed cost absorption impacts due to lower volumes and higher ingredients and packaging costs.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, increased $14.4 million, or 5.9%, to $258.6 million for the year ended December 30, 2017, as compared to $244.2 million for the year ended December 31, 2016. The increase was primarily the result of increases in media and digital advertising costs for new campaigns, increased salaries and benefits costs and increased production and market research costs, partially offset by decreases in point of sale costs and freight to distributors due to lower volumes and rates.

Advertising, promotional and selling expenses were 30.0% of net revenue, or $68.65 per barrel, for the year ended December 30, 2017, as compared to 26.9% of net revenue, or $60.77 per barrel, for the year ended December 31, 2016. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses decreased by $4.9 million, or 6.3%, to $73.1 million for the year ended December 30, 2017, as compared to $78.0 million for the comparable period in 2016. The decrease was primarily due to decreases in consulting and legal costs and lower salary and benefits costs.

Impairment of assets. For the year ended December 30, 2017, the Company incurred impairment charges of $2.5 million, based upon its review of the carrying values of its property, plant and equipment. These impairment charges were primarily due to the write-down of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries.

Stock-based compensation expense. For the year ended December 30, 2017, an aggregate of $6.3 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation decreased by $0.2 million in 2017 compared to 2016, primarily due to cancellation of unvested equity awards upon departure of key employees.

Provision for income taxes. The Company’s effective tax rate for the year ended December 30, 2017 of 14.7% decreased from the year ended December 31, 2016 rate of approximately 36.3%. This decrease was primarily due to the favorable one-time impact of the Tax Cuts and Jobs Act of $20.3 million and the favorable impact of ASU 2016-09 of $4.4 million.

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

Cost of goods sold. Cost of goods sold was $111.17 per barrel for the year ended December 31, 2016, as compared to $107.69 per barrel for the year ended December 26, 2015. The 2016 increase in cost of goods sold of $3.48 per barrel is the result of unfavorable fixed cost absorption and product mix effects partially offset by cost saving initiatives in the Company’s breweries.

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

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased $29.4 million, or 10.8%, to $244.2 million for the year ended December 31, 2016, as compared to $273.6 million for the year ended December 26, 2015. The decrease was primarily the result of decreases in freight to distributors due to lower volume and lower freight rates and lower media advertising and point-of-sale spending.

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

Liquidity and Capital Resources

Cash decreased to $65.6 million as of December 30, 2017 from $91.0 million as of December 31, 2016, reflecting cash used in financing activities and for purchases of property, plant and equipment that was only partially offset by cash provided by operating activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities in 2017 was $136.0 million and primarily consisted of net income of $99.0 million, non-cash items of $38.3 million offset by a net increase in operating assets and liabilities of $1.4 million. Cash provided by operating activities in 2016 was $154.2 million and primarily consisted of net income of $87.3 million, non-cash items of $51.6 million and a net decrease in operating assets and liabilities of $15.3 million which includes a $12.0 million tax refund in the first quarter of 2016.

The Company used $32.9 million in investing activities during 2017, as compared to $46.0 million during 2016. 2017 investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth.

Cash used in financing activities was $128.5 million during 2017, as compared to $111.3 million used in financing activities during 2016. The $17.2 million increase in cash used in financing activities in 2017 from 2016 is primarily due to a decrease in proceeds from the exercise of stock options and the related tax benefits partially offset by a decrease in stock repurchases under the Company’s Stock Repurchase Program.

In 1998, the Board of Directors authorized management to implement a stock repurchase program. During the year ended December 30, 2017, the Company repurchased approximately 964,000 shares of its Class A Common Stock for an aggregate purchase price of $144.6 million. As of December 30, 2017, the Company had repurchased a cumulative total of approximately 13.4 million shares of its Class A Common Stock for an aggregate purchase price of $752.4 million.

From December 31, 2017 through February 16, 2018, the Company repurchased approximately 47,000 additional shares of its Class A Common Stock for an aggregate purchase price of $8.9 million. As of February 16, 2018, the Company has repurchased a cumulative total of approximately 13.5 million shares of its Class A Common Stock for an aggregate purchase price of $761.2 million. The Company has approximately $169.8 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 30, 2017 of $65.6 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2019. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

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

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory. Provision for excess or expired inventory included in cost of goods sold was $5.8 million, $4.5 million and $4.0 million in fiscal years 2017, 2016, and 2015, respectively.

Valuation of Property, Plant and Equipment

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 30, 2017 was $384.3 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $2.5 million, $0.7 million and $0.3 million in fiscal years 2017, 2016 and 2015, respectively.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 30, 2017 and December 31, 2016.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 30, 2017 and December 31, 2016, the Company has deferred $5.5 million and $5.4 million respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. As of December 30, 2017 and December 31, 2016, the stale beer reserve was $3.0 million and $5.2 million, respectively.

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $51.8 million, $54.4 million and $55.3 million in fiscal year 2017, 2016 and 2015, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2017, 2016 and 2015 were $30.2 million, $33.2 million and $33.2 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2017, 2016 and 2015 were $21.6 million, $21.2 million and $22.1 million, respectively. In fiscal 2017, 2016 and 2015, the Company recorded certain of these costs in the total amount of $15.3 million, $16.1 million, and $16.6 million respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $6.3 million, $6.2 million and $6.7 million in fiscal years 2017, 2016 and 2015, respectively.

As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options, with the exception of the 2008 and 2016 stock option grants to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note L for further discussion of the application of the option-pricing models.

In addition, an estimated pre-vesting forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized in the consolidated statements of comprehensive income. As of December 30, 2017, the Company had outstanding performance-based options with a fair value of $2.8 million, for which performance achievement was not probable. If performance was considered probable, the Company would have recognized additional stock-based compensation of $0.8 million in 2017.

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

The Better Beer category is highly competitive due to the large number of regional craft and specialty brewers and the brewers of imported beers who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Certain major domestic brewers have also developed brands to compete within the Better Beer, FMB, hard cider and hard sparkling water categories and have acquired interests in craft beers and hard cider makers, or importation rights to foreign brands. Import brewers and major domestic brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates competition among domestic craft brewers will remain strong, as craft brewers continue to experience growth and there were many new startups in 2017. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Better Beer category. As the market matures and the Better Beer category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With approximately 350 Distributors nationwide and the Company’s sales force of approximately 387 people, a commitment to maintaining brand equity and the quality of its beer, the Company believes it is well positioned to compete in the Better Beer market.

The demand for the Company’s products is also subject to changes in drinkers’ tastes.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Contractual Obligations

See Note J of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note B of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 30, 2017.

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

The Company enters into hops purchase contracts, as described in Note J, and makes purchases of other ingredients, equipment and machinery denominated in foreign currencies. The cost of these commitments change as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (4.50% at December 30, 2017) or (ii) the applicable LIBOR rate (1.49% at December 30, 2017) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 30, 2017, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $3.7 million as of December 30, 2017.

There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

The Boston Beer Company, Inc.

Boston, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2017 and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 21, 2018

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$65,637	$91,035
Accounts receivable	33,749	36,694
Inventories	50,651	52,499
Prepaid expenses and other current assets	10,695	8,731
Income tax receivable	7,616	4,928

Total current assets	168,348	193,887
Property, plant and equipment, net	384,280	408,411
Other assets	13,313	9,965
Goodwill	3,683	3,683

Total assets	$569,624	$615,946

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$38,141	$40,585
Accrued expenses and other current liabilities	63,617	60,934

Total current liabilities	101,758	101,519
Deferred income taxes	34,819	57,261
Other liabilities	9,524	10,584

Total liabilities	146,101	169,364

Commitments and Contingencies (See Note J)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,603,152 and 9,170,956 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	86	92
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,017,983 and 3,197,355 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	30	32
Additional paid-in capital	372,590	349,913
Accumulated other comprehensive loss, net of tax	(1,288)	(1,103)
Retained earnings	52,105	97,648

Total stockholders’ equity	423,523	446,582

Total liabilities and stockholders’ equity	$569,624	$615,946

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 30,	December 31,	December 26,
	2017	2016 (53 weeks)	2015
Revenue	$921,736	$968,994	$1,024,040
Less excise taxes	58,744	62,548	64,106

Net revenue	862,992	906,446	959,934
Cost of goods sold	413,091	446,776	458,317

Gross profit	449,901	459,670	501,617
Operating expenses:
Advertising, promotional and selling expenses	258,649	244,213	273,629
General and administrative expenses	73,126	78,033	71,556
Impairment (gain on sale) of assets, net	2,451	(235)	258

Total operating expenses	334,226	322,011	345,443

Operating income	115,675	137,659	156,174
Other income (expense), net:
Interest income	549	168	56
Other expense, net	(82)	(706)	(1,220)

Total other income (expense), net	467	(538)	(1,164)

Income before provision for income tax	116,142	137,121	155,010
Provision for income taxes	17,093	49,772	56,596

Net income	$99,049	$87,349	$98,414

Net income per common share — basic	$8.18	$6.93	$7.46

Net income per common share — diluted	$8.09	$6.79	$7.25

Weighted-average number of common shares — Class A basic	8,933	9,189	9,619

Weighted-average number of common shares — Class B basic	3,102	3,344	3,504

Weighted-average number of common shares — diluted	12,180	12,796	13,520

Net income	$99,049	$87,349	$98,414

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	17	(99)	(22)
Defined benefit plans liability adjustment	(202)	(53)	204

Total other comprehensive (loss) income, net of tax:	(185)	(152)	182

Comprehensive income	$98,864	$87,197	$98,596

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 30, 2017, December 31, 2016, and December 26, 2015

(in thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 27, 2014	9,452	$95	3,617	$36	$224,909	$(1,133)	$212,233	$436,140
Net income							98,414	98,414
Stock options exercised and restricted shares activities, including tax benefit of $15,350	303	3			58,522			58,525
Stock-based compensation expense					6,665			6,665
Repurchase of Class A Common Stock	(616)	(6)					(138,699)	(138,705)
Conversion from Class B to Class A	250	2	(250)	(2)				—
Defined benefit plans liability adjustment, net of tax of ($142)						204		204
Currency translation adjustment						(22)		(22)

Balance at December 26, 2015	9,389	94	3,367	34	290,096	(951)	171,948	461,221
Net income							87,349	87,349
Stock options exercised and restricted shares activities, including tax benefit of $12,524	557	5			53,669			53,674
Stock-based compensation expense					6,148			6,148
Repurchase of Class A Common Stock	(945)	(9)					(161,649)	(161,658)
Conversion from Class B to Class A	170	2	(170)	(2)				—
Defined benefit plans liability adjustment, net of tax of $32						(53)		(53)
Currency translation adjustment						(99)		(99)

Balance at December 31, 2016	9,171	92	3,197	32	349,913	(1,103)	97,648	446,582
Net income							99,049	99,049
Stock options exercised and restricted shares activities	217	2			16,361			16,363
Stock-based compensation expense					6,316			6,316
Repurchase of Class A Common Stock	(964)	(10)					(144,592)	(144,602)
Conversion from Class B to Class A	179	2	(179)	(2)				—
Defined benefit plans liability adjustment, net of tax of $68						(202)		(202)
Currency translation adjustment						17		17

Balance at December 30, 2017	8,603	$86	3,018	$30	$372,590	$(1,288)	$52,105	$423,523

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30,	December 31,	December 26,
	2017	2016 (53 weeks)	2015
Cash flows provided by operating activities:
Net income	$99,049	$87,349	$98,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,256	49,557	42,885
Impairment of assets	2,451	716	258
Loss on disposal of property, plant and equipment	764	616	515
Gain on sale of property, plant and equipment	—	(951)	—
Bad debt (recovery) expense	—	(244)	165
Stock-based compensation expense	6,316	6,148	6,665
Excess tax benefit from stock-based compensation arrangements	—	(12,524)	(15,350)
Deferred income taxes	(22,442)	8,243	6,986
Changes in operating assets and liabilities:
Accounts receivable	2,945	2,534	(2,289)
Inventories	(1,741)	445	(5,155)
Prepaid expenses, income tax receivable and other assets	(4,511)	14,936	11,858
Accounts payable	245	(1,811)	5,985
Accrued expenses and taxes and other current liabilities	2,671	5,479	9,014
Other liabilities	(1,021)	(6,304)	8,732

Net cash provided by operating activities	135,982	154,189	168,683

Cash flows used in investing activities:
Purchases of property, plant and equipment	(32,987)	(49,913)	(74,187)
Proceeds from sale of property, plant and equipment	25	3,855	—
Cash paid for intangible assets	—	—	(100)
Change in restricted cash	33	40	57

Net cash used in investing activities	(32,929)	(46,018)	(74,230)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(144,602)	(164,658)	(135,705)
Proceeds from exercise of stock options	15,415	40,127	42,339
Cash paid on note payable and capital lease	(60)	(58)	(54)
Excess tax benefit from stock-based compensation arrangements	—	12,524	15,350
Net proceeds from sale of investment shares	796	736	1,408

Net cash used in financing activities	(128,451)	(111,329)	(76,662)

Change in cash and cash equivalents	(25,398)	(3,158)	17,791
Cash and cash equivalents at beginning of year	91,035	94,193	76,402

Cash and cash equivalents at end of period	$65,637	$91,035	$94,193

Supplemental disclosure of cash flow information:
Income taxes paid	$43,006	$30,978	$45,078

Income taxes refunded	$—	$12,064	$17,252

(Decrease) Increase in accounts payable for repurchase of Class A Common Stock	$—	$(3,000)	$3,000

(Decrease) Increase in accounts payable for purchase of property, plant and equipment	$(2,689)	$2,678	$(1,843)

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2017

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company,” “Hard Seltzer Beverage Company,” Traveler Beer Co.®, the Angel City Brewing Company®, the Concrete Beach Brewery® and the Coney Island® Brewing Company.

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. The fiscal period 2017 consists of fifty-two weeks, the fiscal period 2016 consists of fifty-three weeks and the fiscal period 2015 consists of fifty-two weeks.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents at December 30, 2017 and December 31, 2016 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company has restricted cash associated with a term note agreement with Bank of America that was required by the Commonwealth of Pennsylvania to fund economic development at the Company’s Pennsylvania Brewery. The restricted cash subject to this agreement amounted to $340,000 and $400,000 at December 30, 2017 and December 31, 2016, respectively, and is included in other assets on the Company’s Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 30, 2017 and December 31, 2016 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 30, 2017, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2017, 2016 and 2015, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 30, 2017 and December 31, 2016 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2017, 2016, and 2015.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 30, 2017 and December 31, 2016. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, malt, apple juice, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand and under purchase commitments totaled approximately $170.3 million at December 30, 2017.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory. Provision for excess or expired inventory included in cost of goods sold was $5.8 million, $4.5 million, and $4.0 million in fiscal years 2017, 2016, and 2015, respectively.

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

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 30, 2017 was $384.2 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $2.5 million, $0.7 million and $0.3 million in fiscal years 2017, 2016 and 2015, respectively.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 30, 2017 and December 31, 2016.

Segment Reporting

Previously, the Company consisted of two operating segments that each produced and sold alcohol beverages. The first being the Boston Beer Company operating segment comprised of the Company’s Samuel Adams, Twisted Tea, Angry Orchard and Truly Spiked & Sparkling brands and the second being the A&S Brewing operating segment comprised of The Traveler Beer Company, Coney Island Brewing Company, Angel City Brewing Company and Concrete Beach Brewing Company.

In 2016, sales from A&S brands were less than 5% of net revenues and in 2015, sales from A&S brands were less than 7% of net revenues.

In 2017, the Company consolidated the A&S Brewing operating segment into the Boston Beer Company operating segment. The rationale for this change in operating segments was mainly driven by the departure of Alan Newman, Head of A&S Brewing, who left the Company at the end of 2016. Upon Mr. Newman’s departure, the A&S Brewing brands reporting structure changed to be in line with the Company’s Samuel Adams, Twisted Tea, Angry Orchard and Truly Spiked & Sparkling brands. Additionally, all brands sell predominantly low alcohol beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment.

Goodwill and Intangible Assets

The Company does not amortize goodwill and intangible assets, but evaluates the recoverability by comparing the carrying value and the fair value annually at the end of the fiscal month of August, or more frequently when indicators of impairment are present. The Company has concluded that its goodwill and intangible assets were not impaired as of December 30, 2017 and December 31, 2016. As of December 30, 2017 and December 31, 2016, goodwill amounted to $3.7 million. As of December 30, 2017 and December 31, 2016, intangible assets amounted to $2.0 million and were included in other assets in the accompanying consolidated balance sheets.

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

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 30, 2017, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.0 million, $1.0 million and $1.0 million, respectively. For the year ended December 31, 2016, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.1 million, $1.4 million and $1.4 million, respectively. As of December 30, 2017, and December 31, 2016, the Company’s balance sheet includes $12.9 million and $14.3 million, respectively, in refundable deposits on kegs and pallets and $5.9 million and $12.0 million, respectively, in kegs, net of accumulated depreciation.

Income Taxes

Income tax expense was $17.1 million, $49.8 million and $56.6 million in fiscal years 2017, 2016 and 2015, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standards as defined in ASC Topic 740, Income Taxes.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards as defined in ASC Topic 740, Income Taxes. Historically, the valuation allowances and reserves for uncertain tax positions have been adequate to cover the related tax exposures.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 30, 2017 and December 31, 2016, the Company has deferred $5.5 million and $5.4 million, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. As of December 30, 2017 and December 31, 2016, the stale beer reserve was $3.0 million and $5.2 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $51.8 million, $54.4 million and $55.3 million in fiscal year 2017, 2016 and 2015, respectively.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2017, 2016 and 2015 were $30.2 million, $33.2 million and $33.2 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2017, 2016 and 2015 were $21.6 million, $21.2 million and $22.1 million, respectively. In fiscal 2017, 2016 and 2015, the Company recorded certain of these costs in the total amount of $15.3 million, $16.1 million and $16.6 million respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. The Company is currently under audit for the years 2015, 2016 and 2017. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $45.3 million, $49.2 million, and $62.2 million in fiscal years 2017, 2016, and 2015, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales, brand and sales support workforce, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $128.0 million, $105.3 million, and $120.1 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2017, 2016, and 2015, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $6.3 million, $6.2 million and $6.7 million in fiscal years 2017, 2016 and 2015, respectively.

As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options, with the exception of the 2008 and 2016 stock option grants to the Company’s Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note L for further discussion of the application of the option-pricing models.

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

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the fifty-two weeks ended December 30, 2017, $4.4 million in excess tax benefit from stock-based compensation arrangements was recognized within the income tax provision in the consolidated statement of comprehensive income and classified as an operating activity in the consolidated statement of cash flows. The Company will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 as part of the FASB’s initiative to simplify accounting standards. The guidance required an entity to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. The Company adopted this new accounting standard retrospectively in the first quarter of 2017. As of December 30, 2017 and December 31, 2016, the Company had $2.2 million and $7.4 million, respectively, of current deferred tax assets that are now classified as noncurrent on the consolidated balance sheets under this new accounting standard.

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the Company’s fiscal year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company expects to adopt ASU 2014-09 in the first quarter of 2018. The Company expects that the adoption of ASU 2014-09 will require earlier recognition of variable customer promotional discount programs which will result in recording through retained earnings in the first quarter of 2018, an additional liability of approximately $1.3 million. The Company does not expect this change to have a material impact on its consolidated financial statements with the exception of the one time retained earnings impact in the first quarter of 2018. The Company is currently preparing to implement changes to its accounting policies and controls to support the new revenue recognition and disclosure requirements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. As of December 30, 2017 and December 31, 2016, the Company had $12.8 million and $15.9 million, respectively, of contractual obligation on lease agreements, the present value of which, would be included on the consolidated balance sheets under the new guidance.

C. Inventories

Inventories consisted of the following:

	December 30, 2017	December 31, 2016
	(in thousands)
Current inventory:
Raw materials	$33,086	$35,314
Work in process	6,826	8,131
Finished goods	10,739	9,054

Total current inventory	50,651	52,499
Long term inventory	9,905	6,316

Total inventory	$60,556	$58,815

D. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 30,	December 31,
	2017	2016
	(in thousands)
Prepaid advertising, promotional and selling	$3,328	$119
Prepaid malt and barley	1,819	1,644
Excise and other tax receivables	1,651	1,637
Supplier rebates	1,464	1,158
Prepaid insurance	1,055	1,144
Insurance cash surrender value	—	1,254
Other	1,378	1,775

	$10,695	$8,731

E. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 30,	December 31,
	2017	2016
	(in thousands)
Machinery and plant equipment	$438,925	$420,486
Kegs	69,049	70,024
Land	22,295	22,295
Building and building improvements	112,912	112,508
Office equipment and furniture	24,307	22,412
Leasehold improvements	16,660	14,147

	684,148	661,872
Less accumulated depreciation	(299,868)	(253,461)

	$384,280	$408,411

The Company recorded depreciation expense related to these assets of $51.2 million, $49.3 million, and $43.4 million, in fiscal years 2017, 2016, and 2015, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During 2017, 2016, and 2015, the Company recorded impairment charges of $2.5 million, $0.7 million, and $0.3 million, respectively.

Gain on Sale of Assets

During 2016, the Company recognized a $1.0 million gain on the sale of land owned in Freetown, Massachusetts.

F. Goodwill

Goodwill represents the excess of the purchase price of the Company-owned breweries over the fair value of the net assets acquired upon the completion of the acquisitions. As of December 30, 2017 and December 31, 2016, goodwill amounted to $3.7 million.

G. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 30,	December 31,
	2017	2016
	(in thousands)
Employee wages, benefits and reimbursements	$16,275	$14,116
Accrued deposits	14,224	15,814
Advertising, promotional and selling expenses	13,605	8,562
Deferred revenue	5,472	5,381
Accrued stale beer	3,023	5,226
Accrued excise taxes	2,015	2,255
Accrued sales and use tax	1,873	2,437
Accrued freight	1,518	1,402
Other accrued liabilities	5,612	5,741

	$63,617	$60,934

H. Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2019. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (4.5% at December 30, 2017) or (ii) the applicable LIBOR rate (1.49% at December 30, 2017) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 12,639 as of December 30, 2017, compared to a minimum allowable ratio of 2.00 and the Company’s total funded debt to EBITDA ratio was 0.00 as of December 30, 2017, compared to a maximum allowable ratio of 2.50. The Company was in compliance with all financial covenants as of December 30, 2017 and December 31, 2016. There were no borrowings outstanding under the credit facility as of December 30, 2017 and December 30, 2016.

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

I. Income Taxes

Significant components of the provision for income taxes are as follows:

	2017	2016	2015
	(in thousands)
Current:
Federal	$34,255	$35,390	$42,391
State	5,225	6,108	7,403

Total current	39,480	41,498	49,794
Deferred:
Federal	(22,489)	7,666	6,279
State	102	608	523

Total deferred	(22,387)	8,274	6,802

Total provision for income taxes	$17,093	$49,772	$56,596

The Company’s reconciliations to statutory rates are as follows:

	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	3.6	3.4
Deduction relating to U.S. production activities	(3.2)	(2.6)	(2.7)
Deduction relating to excess stock benefits	(3.7)	—	—
Change relating to enacted Tax Cuts and Jobs Act	(17.5)	—	—
Change in valuation allowance	—	(0.3)	—
Other	0.5	0.6	0.8

	14.7%	36.3%	36.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 30,	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,484	$6,488
Stock-based compensation expense	4,175	5,929
Inventory	435	1,117
Other	2,598	4,097

Total deferred tax assets	9,692	17,631
Valuation allowance	(439)	(669)

Total deferred tax assets net of valuation allowance	9,253	16,962
Deferred tax liabilities:
Property, plant and equipment	(42,076)	(72,140)
Prepaid expenses	(1,341)	(1,204)
Goodwill	(655)	(879)

Total deferred tax liabilities	(44,072)	(74,223)

Net deferred tax liabilities	$(34,819)	$(57,261)

Reduction of US federal corporate tax rate: The Tax Cuts and Jobs Act of 2017, enacted December 22, 2017, reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company recorded a decrease related to deferred tax assets and deferred tax liabilities of $4.7 million and $25.0 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $20.3 million for the year ended December 30, 2017.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.0 million, $0.0 million, and $0.1 million for fiscal years 2017, 2016, and 2015, respectively. Accrued interest and penalties amounted to $0.0 million and $0.3 million at December 30, 2017 and December 31, 2016, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
	(in thousands)
Balance at beginning of year	$589	$486
Increases related to current year tax positions	64	80
(Decreases) Increases related to prior year tax positions	(259)	76
Decreases related to settlements	(62)	(50)
Decreases related to lapse of statute of limitations	(40)	(3)

Balance at end of year	$292	$589

Included in the balance of unrecognized tax benefits at December 30, 2017 and December 31, 2016 are potential net benefits of $0.3 million and $0.5 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

In September 2017, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was still in process as of December 30, 2017. As of December 30, 2017, the Company’s 2014 and 2016 federal income tax returns remain subject to examination by IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of December 30, 2017. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2018 if there is a completion of certain income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

As of December 30, 2017, the Company’s deferred tax assets include a capital loss carryforward. The capital loss carryforward, totaling $1.7 million as of December 30, 2017, which if unused, will expire in year 2019. For the year ended December 30, 2017, the Company recorded a net valuation allowance release of $0.3 million due to a decrease in the deferred tax asset for capital loss carryforwards.

J. Commitments and Contingencies

Contractual Obligations

As of December 30, 2017, projected cash outflows under non-cancelable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Brand support	$71,822	$41,647	$4,657	$4,383	$4,335	$4,200	$12,600
Hops, barley and wheat	62,197	26,979	13,927	4,615	5,386	3,964	7,326
Apples and other ingredients	33,716	33,716	—	—	—	—	—
Glass bottles	13,860	13,860	—	—	—	—	—
Equipment and machinery	13,100	13,100	—	—	—	—	—
Operating leases	12,764	3,119	2,844	2,515	2,571	1,715	—
Other	8,979	4,456	2,541	1,178	333	333	138

Total contractual obligations	$216,438	$136,877	$23,969	$12,691	$12,625	$10,212	$20,064

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 30, 2017 totaled $48.5 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2017 and cover the Company’s barley, wheat, and malt requirements for 2018. These purchase commitments outstanding at December 30, 2017 totaled $13.7 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum and maximum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under this agreement, assuming the supplier is unable to replace lost production capacity cancelled by the Company, as of December 30, 2017 totaled $13.9 million.

The Company’s accounting policy for inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

The Company has various operating lease agreements in place for facilities and equipment as of December 30, 2017. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2022. Aggregate rent expense was $3.4 million, $3.8 million, and $3.4 million in fiscal years 2017, 2016, and 2015, respectively.

For the fiscal year ended December 30, 2017, the Company brewed over 90% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 30, 2017, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

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

The Company’s money market funds are measured at fair value on a recurring basis (at least annually) and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds are invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments. Cash, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature.

At December 30, 2017 and December 31, 2016, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 30, 2017, and December 31, 2016, the Company’s cash and cash equivalents balance was $65.6 million and $91.0 million, respectively, including money market funds amounting to $63.8 million and $90.0 million, respectively.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2017, 2016, and 2015, the Company granted options to purchase 5,185 shares, 786,450 shares, and 18,723 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the 2017 option grants, all shares related to performance-based stock options. Of the 2016 option grants, 574,507 shares relate to a special long-term service-based retention stock option issued to the Chief Executive Officer, 173,135 shares relate to other special long-term service-based retention stock options and 38,808 shares relate to performance-based stock options. Of the 2015 option grants, 14,742 shares relate to performance-based option grants and 3,981 relate to special long-term service-based retention stock options.

On January 1, 2018, the Company granted options to purchase an aggregate of 17,531 shares of the Company’s Class A Common Stock with a weighted average fair value of $82.69 per share, of which all shares relate to performance-based stock options.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2017, 2016, and 2015, the Company granted 15,800 shares, 21,653 shares, and 6,092 shares, respectively, of restricted stock awards to certain senior managers and key employees, all of which are service-based and vest ratably over service periods of three to five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2017, 2016, and 2015, employees elected to purchase an aggregate of 10,146 investment shares, 9,199 investment shares, and 8,301 investment shares, respectively.

On January 1, 2018, the Company granted 18,873 shares of restricted stock awards to certain senior managers and key employees of which all shares vest ratably over service periods of five years. On January 1, 2018, employees elected to purchase 9,214 shares under the investment share program.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.7 million shares were available for grant as of December 30, 2017. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2017, 2016, and 2015 the Company granted options to purchase an aggregate of 10,188 shares, 14,040 shares, and 5,640 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 30, 2017. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,348,233	$141.98
Granted	15,373	150.10
Forfeited	(12,208)	160.47
Expired	—	—
Exercised	(194,401)	79.78

Outstanding at December 30, 2017	1,156,997	$158.53	6.28	$45,877

Exercisable at December 30, 2017	182,242	$98.78	3.58	$17,554

Vested and expected to vest at December 30, 2017	562,478	$115.47	4.49	$44,461

Of the total options outstanding at December 30, 2017, 35,885 shares were performance-based options for which the performance criteria had yet to be achieved and 574,507 shares were service-based options granted to the Chief Executive Officer that are not expected to vest as a result of the planned retirement in 2018.

Stock Option Grants to Chief Executive Officer

On January 1, 2016, the Company granted the Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $150 per share over the exercise price. At December 30, 2017 and December 31, 2016, the stock option remained unexercised as to 574,507 shares. If the stock option had been exercised on December 30, 2017, the exercise price would have been $272.45 per share. If the stock option had been exercised on December 31, 2016, the exercise price would have been $226.72 per share. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. As a result of the Chief Executive Officer’s planned retirement in 2018, the Company estimated a 100% forfeiture rate related to this grant.

On January 1, 2008, the Company granted the Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At December 30, 2017 and December 31, 2016, 150,773 shares and 301,546 shares of the stock option remained outstanding, respectively. If the outstanding shares at December 30, 2017 were exercised on that date, the price would have been $121.10 per share. If the outstanding shares at December 31, 2016 were exercised on that date, the exercise price would have been $99.85 per share. Reflected in the table above is the minimum exercise price of $37.65. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.2 million, $0.3 million, and $0.5 million related to this option in the fiscal 2017, 2016, and 2015, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2017	2016	2015
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$2,868	$2,507	$2,943
Amounts included in general and administrative expenses	3,448	3,641	3,722

Total stock-based compensation expense	$6,316	$6,148	$6,665

Amounts related to performance-based stock awards included in total stock-based compensation expense	$36	$203	$831

As permitted by ASC 718, the Company uses a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the trinomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the trinomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2017, 2016, and 2015 was $72.52, $87.70, and $128.54 per share, respectively, as calculated using a trinomial option-pricing model. The 2016 weighted-average fair value of the stock options granted during 2016 excludes the January 1, 2016 stock options granted to the Chief Executive Officer with a weighted-average fair value of $39.16, as calculated using the Monte Carlo Simulation pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2017	2016	2015
Expected volatility	36.2%	34.0%	34.2%
Risk-free interest rate	2.30%	2.16%	2.16%
Expected dividends	0%	0%	0%
Exercise factor	3.63 times	2.68 times	3.0 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

Expected volatility is based on the Company’s historical realized volatility. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option when using the trinomial option-pricing model. Expected dividend yield is 0% because the Company has not paid dividends in the past and currently has no known intention to do so in the future. Exercise factor and discount for post-vesting restrictions are based on the Company’s historical experience.

Fair value of restricted stock awards is based on the Company’s traded stock price on the date of the grants. Fair value of investment shares is calculated using the trinomial option-pricing model.

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met.

The Company recognizes compensation expense, less estimated forfeitures. Because most of the Company’s equity awards vest on January 1st each year, the Company recognized stock-based compensation expense related to those awards, net of actual forfeitures. For equity awards that do not vest on January 1st, the estimated forfeiture rate used was 5.0%, with the exception of the Chief Executive Officer’s 2016 equity award which used a 100% forfeiture rate as a result of the planned retirement in 2018. The forfeiture rate was based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during 2017, 2016, and 2015 was $2.9 million, $9.9 million, and $4.1 million, respectively. The aggregate intrinsic value of stock options exercised during 2017, 2016, and 2015 was $14.9 million, $52.7 million, $37.7 million, respectively.

Based on equity awards outstanding as of December 30, 2017, there is $19.0 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.76 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 30, 2017 that are expected to vest (in thousands):

2018	$5,519
2019	4,360
2020	3,107
2021	2,618
2022	1,992
Thereafter	1,388

Total	$18,984

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2016	64,968	$166.29
Granted	25,946	132.88
Vested	(22,213)	151.32
Forfeited	(6,296)	178.56

Non-vested at December 30, 2017	62,405	$155.21

22,213 shares vested in 2017 with a weighted average fair value of $151.32. 19,740 shares vested in 2016 with a weighted average fair value of $114.12. 25,732 shares vested in 2015 with a weighted average fair value of $79.44.

Stock Repurchase Program

In 1998, the Board of Directors authorized management to implement a stock repurchase program. As of December 30, 2017, the Company has repurchased a cumulative total of approximately 13.4 million shares of its Class A Common Stock for an aggregate purchase price of approximately $752.4 million as follows:

	Number of Shares	Aggregate Purchase Price
		(in thousands)
Repurchased at December 27, 2014	10,921,933	$307,387
2015 repurchases	616,747	138,705

Repurchased at December 26, 2015	11,538,680	446,092
2016 repurchases	944,876	161,658

Repurchased at December 31, 2016	12,483,556	607,750
2017 repurchases	963,790	144,602

Repurchased at December 30, 2017	13,447,346	$752,352

M. Employee Retirement Plans and Post-Retirement Medical Benefits

The Company has one retirement plan covering substantially all non-union employees; two other retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union; and post-retirement medical benefits covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, A & S Brewing Collaborative LLC, or Angry Orchard Cider Company, LLC. All non-union employees of these entities are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $3.2 million, $3.5 million and $3.0 million in fiscal years 2017, 2016 and 2015, respectively. The basic annual administrative fee for the Boston Beer 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. Participant forfeitures are also available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

Union Plans

The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) is a Company-sponsored defined contribution plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal 2017 and 2016 were insignificant. The basic annual administrative fee for the SACB 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year, excluding participant loans, is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the SACB 401(k) Plan. Such fees are not material to the Company.

The Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”) is a Company-sponsored defined benefit pension plan. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union #1199”), or persons on leave from the Company who are employed by Local Union #1199, and in either case who have completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made contributions of $238,000, $219,000 and $188,000 in 2017, 2016 and 2015, respectively. At December 30, 2017 and December 31, 2016, the unfunded projected pension benefits were $2.2 million and $1.9 million, respectively.

The Company provides a supplement to eligible retirees from Local #1, Local #20, and Local Union #1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement and, in the case of retirees from Local #20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 3.68% at December 30, 2017 and 4.25% at December 31, 2016 and a 2.5% health care cost increase based on the Cincinnati Consumer Price Index for the years 2017, 2016, and 2015. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Local 1199 Pension Plan and the Retiree Medical Plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
	(in thousands)
Fair value of plan assets at end of fiscal year	$3,330	$2,733	$—	$—
Benefit obligation at end of fiscal year	5,572	4,611	799	708

Unfunded Status	$(2,242)	$(1,878)	$(799)	$(708)

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

The basis of the long-term rate of return assumption of 6.5% reflects the Local 1199 Plan’s current targeted asset mix of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 3% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Pension Plan’s investment portfolio will be adjusted periodically to maintain the targeted ratios of debt securities and equity securities. Additional consideration is given to the Local 1199 Plan’s historical returns as well as future long-range projections of investment returns for each asset category. The assumed discount rate in estimating the pension obligation was 3.68% and 4.25% at December 30, 2017 and December 31, 2016, respectively.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 30, 2017	December 31, 2016
Equity securities	67%	66%
Debt securities	33%	34%

Total	100%	100%

N. Net Income per Share

Net Income per Common Share — Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 30, 2017	December 31, 2016 (53 weeks)	December 26, 2015
	(in thousands, except per share data)
Net Income	$99,049	$87,349	$98,414

Allocation of net income for basic:
Class A Common Stock	$73,114	$63,717	$71,798
Class B Common Stock	25,391	23,190	26,154
Unvested participating shares	544	442	462

	$99,049	$87,349	$98,414
Weighted average number of shares for basic:
Class A Common Stock	8,933	9,189	9,619
Class B Common Stock*	3,102	3,344	3,504
Unvested participating shares	67	64	62

	12,102	12,597	13,185
Net income per share for basic:
Class A Common Stock	$8.18	$6.93	$7.46

Class B Common Stock	$8.18	$6.93	$7.46

*	Change in Class B Common Stock resulted from the conversion of 125,000 shares to Class A Common Stock on November 4, 2016, 45,000 shares to Class A Common Stock on November 30, 2016, 100,000 shares to Class A Common Stock on March 7, 2017, and 79,000 shares to Class A Common Stock on October 31, 2017 with the ending number of shares reflecting the weighted average for the period.

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Fifty-two weeks ended December 30, 2017
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$73,114	8,933	$8.18
Add: effect of dilutive potential common shares Share-based awards	—	145
Class B Common Stock	25,391	3,102
Net effect of unvested participating shares	7

Net income per common share — diluted	$98,512	12,180	$8.09

	Fifty-three weeks ended December 31, 2016
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$63,717	9,189	$6.93
Add: effect of dilutive potential common shares Share-based awards	—	263
Class B Common Stock	23,190	3,344
Net effect of unvested participating shares	9

Net income per common share — diluted	$86,916	12,796	$6.79

	Fifty-two weeks ended December 26, 2015
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$71,798	9,619	$7.46
Add: effect of dilutive potential common shares Share-based awards	—	397
Class B Common Stock	26,154	3,504
Net effect of unvested participating shares	14

Net income per common share — diluted	$97,966	13,520	$7.25

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $8.18, $6.93, and $7.46 for the fiscal years 2017, 2016, and 2015, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase 785,000, 712,000, and 16,000 shares of Class A Common Stock were outstanding during fiscal 2017, 2016, and 2015, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 36,000, 35,000, and 15,000 shares of Class A Common Stock were outstanding during fiscal 2017, 2016, and 2015, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 30, 2017, December 31, 2016, and December 26, 2015, respectively.

Furthermore, stock options to purchase 12,000 shares of Class A Common Stock were not included in computing diluted income per share because these stock options were cancelled during the fifty-two weeks ended December 30, 2017, due to performance criteria not being met or employee termination prior to vesting.

O. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect and currency translation adjustments. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs and currency translation adjustments. The following table details the changes in accumulated other comprehensive loss for 2017, 2016, and 2015 (in thousands):

Accumulated Other Comprehensive (Loss) Income
Balance at December 27, 2014	$(1,133)

Deferred pension and other post-retirement benefit costs, net of taxes of ($99)	130
Amortization of Deferred benefit costs, net of tax of ($43)	74
Currency translation adjustment	(22)

Balance at December 26, 2015	$(951)

Deferred pension and other post-retirement benefit costs, net of taxes of ($69)	122
Amortization of Deferred benefit costs, net of tax of $101	(175)
Currency translation adjustment	(99)

Balance at December 31, 2016	$(1,103)

Deferred pension and other post-retirement benefit costs, net of taxes of $57	(170)
Amortization of Deferred benefit costs, net of tax of $11	(32)
Currency translation adjustment	17

Balance at December 30, 2017	$(1,288)

P. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2017	$—	$—	$—	$—
2016	$244	$(244)	$—	$—
2015	$144	$165	$(65)	$244

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2017	$3,078	$30,171	$(30,177)	$3,072
2016	$2,813	$33,157	$(32,892)	$3,078
2015	$3,006	$33,204	$(33,397)	$2,813

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2017	$2,262	$5,751	$(6,187)	$1,826
2016	$1,525	$4,707	$(3,970)	$2,262
2015	$1,328	$4,045	$(3,848)	$1,525

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2017	$5,226	$5,449	$(7,652)	$3,023
2016	$3,254	$10,466	$(8,494)	$5,226
2015	$2,422	$7,780	$(6,948)	$3,254

Q. Subsequent Events

As disclosed in Note L, on January 1, 2018 the Company granted stock options and restricted stock awards and employees elected to purchase shares under the investment share purchase program.

On February 14, 2018, the Company announced that David Burwick will join the Company as its President and Chief Executive Officer during the second quarter of 2018. The Company’s agreement with Mr. Burwick includes a base salary of $750,000, a sign-on bonus of $1.6 million and an annual target bonus of 100% of base salary. In the second quarter of 2018, the Company will grant Mr. Burwick restricted stock awards with a value at date of grant of $14.75 million with service based vesting through 2023 and a performance based stock option with a value at date of grant of $1.0 million and vesting through 2022.

The Company evaluated subsequent events occurring after the balance sheet date, December 30, 2017, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

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

	For Quarters Ended
	December 30, 2017 (2)	September 30, 2017	July 1, 2017	April 1, 2017	December 31, 2016 (1)	September 24, 2016	June 25, 2016	March 26, 2016
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Net revenue	$206,320	$247,047	$247,930	$161,695	$219,370	$253,433	$244,816	$188,827

Gross profit	108,037	131,501	134,019	76,344	107,656	133,607	126,876	91,531

Operating income	14,863	51,496	45,288	4,028	34,325	50,309	41,788	11,237

Net income	$30,530	$33,683	$29,125	$5,711	$22,166	$31,530	$26,621	$7,032

Net income per share — basic	$2.60	$2.82	$2.38	$0.46	$1.77	$2.53	$2.11	$0.55

Net income per share — diluted	$2.57	$2.78	$2.35	$0.45	$1.75	$2.48	$2.06	$0.53

(1)	During the fourth quarter of 2016, the Company recorded a $3.6 million decrease in stock-based compensation expense related to the planned retirement of the Company’s Chief Executive Officer in 2018.
(2)	During the fourth quarter of 2017, the Company recorded a $20.3 million tax benefit due to the Tax Cuts and Jobs Act of 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 30, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of

The Boston Beer Company, Inc.

Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”), as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2017 of the Company and our report dated February 21, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 21, 2018

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

In December 2002, the Board of Directors of the Company adopted a (i) Code of Business Conduct and Ethics that applies to its Chief Executive Officer and its Chief Financial Officer, and (ii) Corporate Governance Guidelines. The Code of Business Conduct and Ethics was amended effective August 1, 2007 to provide for a third-party whistleblower hotline. These, as well as the charters of each of the Board Committees, are posted on the Company’s investor relations website, www.bostonbeer.com, and are available in print to any shareholder who requests them. Such requests should be directed to the Investor Relations Department, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, MA 02210. The Company intends to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s Chief Executive Officer or Chief Financial Officer and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on the Company’s website.

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting to be held on May 17, 2018.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting to be held on May 17, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting to be held on May 17, 2018.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,156,997	$158.53	653,119
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	1,156,997	$158.53	653,119

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting to be held on May 17, 2018.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting to be held on May 17, 2018.

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

(b)	Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164). (P)

10.1	Stockholder Rights Agreement, dated as of December 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996). (P)

10.2	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.3	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.4	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

10.5	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

+10.6	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

+10.7	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.8	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (“Office Lease Agreement”), as amended on September 29, 2006, October 31, 2007, March 25, 2008, August 27, 2012, February 22, 2013, and June 3, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006 and Annual Report on Form 10-K filed on February 18, 2016).

10.9	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

10.10	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009); amended and restated on December 12, 2012, effective as of January 1, 2012; amended and restated on March 9, 2016, effective as of March 9, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 21, 2016).

10.11	Amendment dated January 24, 2014 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2014).

10.12	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, October 8, 2013, October 8, 2014, and December 9, 2015 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 18, 2016).

10.13	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 18, 2016).

10.14	Martin F. Roper Proprietary Information and Restrictive Covenant Agreement dated February 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

10.15	Offer Letter to David A. Burwick, future Chief Executive Officer and President, dated January 23, 2018 (incorporated by reference to the Companys Current Report on Form 8-K filed on February 16, 2018).

*11.1	The information required by exhibit 11 has been included in Note N of the notes to the consolidated financial statements.

*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2017.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101DEF	XBRL Definition Linkbase Document

*	Filed with this report.
+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.
(P)	Paper exhibits.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February 2018.

THE BOSTON BEER COMPANY, INC.

/s/ Martin F. Roper
Martin F. Roper
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ Martin F. Roper	President, Chief Executive Officer (principal executive officer) and Director
Martin F. Roper

/s/ Frank H. Smalla	Chief Financial Officer (principal financial officer)
Frank H. Smalla

/s/ Matthew D. Murphy	Chief Accounting Officer (principal accounting officer)
Matthew D. Murphy

/s/ David A. Burwick	Director
David A. Burwick

/s/ David P. Fialkow	Director
David P. Fialkow

/s/ Cynthia A. Fisher	Director
Cynthia A. Fisher

/s/ C. James Koch	Chairman and Director
C. James Koch

/s/ Michael Spillane	Director
Michael Spillane

/s/ Gregg A. Tanner	Director
Gregg A. Tanner

/s/ Jean-Michel Valette	Director
Jean-Michel Valette