Form 10-Q
period 2018-03-31
BOSTON BEER CO INC
filed 2018-04-25
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2018:

Class A Common Stock, $.01 par value	8,750,376
Class B Common Stock, $.01 par value	3,017,983
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March  31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$46,645	$65,637
Accounts receivable, net of allowance for doubtful accounts of $47 and $0 as of March 31, 2018 and December 30, 2017, respectively	49,007	33,749
Inventories	56,225	50,651
Prepaid expenses and other current assets	14,074	10,695
Income tax receivable	8,952	7,616

Total current assets	174,903	168,348
Property, plant and equipment, net	385,569	384,280
Other assets	15,732	13,313
Goodwill	3,683	3,683

Total assets	$579,887	$569,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$43,181	$38,141
Accrued expenses and other current liabilities	56,742	63,617

Total current liabilities	99,923	101,758
Deferred income taxes, net	34,997	34,819
Other liabilities	8,041	9,524

Total liabilities	142,961	146,101
Commitments and Contingencies (See Note G)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,700,167 and 8,603,152 issued and outstanding as of March 31, 2018 and December 30, 2017, respectively	87	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,017,983 and 3,017,983 issued and outstanding as of March 31, 2018 and December 30, 2017, respectively	30	30
Additional paid-in capital	394,313	372,590
Accumulated other comprehensive loss, net of tax	(1,509)	(1,288)
Retained earnings	44,005	52,105

Total stockholders’ equity	436,926	423,523

Total liabilities and stockholders’ equity	$579,887	$569,624

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 31, 2018	April 1, 2017
Revenue	$201,831	$172,437
Less excise taxes	11,374	10,742

Net revenue	190,457	161,695
Cost of goods sold	94,360	85,351

Gross profit	96,097	76,344
Operating expenses:
Advertising, promotional and selling expenses	67,521	53,754
General and administrative expenses	19,338	18,562

Total operating expenses	86,859	72,316

Operating income	9,238	4,028
Other (expense) income, net:
Interest income, net	205	84
Other expense, net	(285)	(72)

Total other (expense) income, net	(80)	12

Income before income tax benefit	9,158	4,040
Income tax benefit	(152)	(1,671)

Net income	$9,310	$5,711

Net income per common share – basic	$0.79	$0.46

Net income per common share – diluted	$0.78	$0.45

Weighted-average number of common shares – Class A basic	8,714	9,230

Weighted-average number of common shares – Class B basic	3,018	3,170

Weighted-average number of common shares – diluted	11,831	12,516

Net income	$9,310	$5,711

Other comprehensive income:
Foreign currency translation adjustment	11	—

Comprehensive income	$9,321	$5,711

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 31, 2018	April 1, 2017
Cash flows used in operating activities:
Net income	$9,310	$5,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,820	12,724
Loss on disposal of property, plant and equipment	143	27
Bad debt expense	47	4
Stock-based compensation expense	1,491	1,581
Deferred income taxes	178	117
Changes in operating assets and liabilities:
Accounts receivable	(16,615)	1,376
Inventories	(8,166)	(4,799)
Prepaid expenses, income tax receivable and other assets	(4,689)	(2,784)
Accounts payable	2,299	(6,254)
Accrued expenses and other current liabilities	(6,575)	(12,595)
Other liabilities	(658)	(148)

Net cash used in operating activities	(10,415)	(5,040)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,477)	(6,981)
Proceeds from disposal of property, plant and equipment	2	7
Change in restricted cash	111	16

Net cash used in investing activities	(11,364)	(6,958)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	(16,640)	(33,268)
Proceeds from exercise of stock options	19,304	13,869
Cash paid on note payable	(63)	(60)
Net proceeds from sale of investment shares	186	315

Net cash provided by (used in) financing activities	2,787	(19,144)

Change in cash and cash equivalents	(18,992)	(31,142)
Cash and cash equivalents at beginning of year	65,637	91,035

Cash and cash equivalents at end of period	$46,645	$59,893

Supplemental disclosure of cash flow information:
Income taxes paid	$459	$225

Decrease in accounts receivable for ASU 2014-09 adoption	$(1,310)	$—

Income taxes refunded	$—	$2

Increase in accounts payable for purchase of property, plant and equipment	$2,741	$1,741

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

The accompanying unaudited consolidated balance sheet as of March 31, 2018, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended March 31, 2018 and April 1, 2017 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 31, 2018 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 31, 2018 and April 1, 2017, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity needs to use more judgment and make more estimates than under the previous guidance. On December 31, 2017, the Company adopted the new accounting standard and all related amendments using the modified retrospective method which allows application only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In accordance with the new accounting standard, the majority of the Company’s revenue continues to be recognized at the time its products are shipped. Upon adoption, the Company began recognition of certain variable customer promotional discount programs earlier than it had under the previous revenue guidance which resulted in a $1.0 million, net of tax, cumulative effect as an adjustment to retained earnings. The comparative years have not been restated and continue to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the thirteen weeks ended March 31, 2018 and the thirteen weeks ended April 1, 2017, $2.7 million and $3.6 million, respectively, in excess tax benefit from stock-based compensation arrangements was recognized within income tax provision in the consolidated statement of comprehensive income and classified as an operating activity in the consolidated statement of cash flow. The Company has not changed its forfeiture policy and continues to estimate forfeitures expected to occur to determine stock-based compensation expense.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under this update, an entity is allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company early adopted this accounting standard prospectively in the first quarter of 2018. Prior periods have not been adjusted. In the first quarter of 2018, the Company reclassified $0.2 million of federal and state income tax effects of the Tax Cut and Jobs Act of 2017 related to defined benefit plans from accumulated other comprehensive income to retained earnings. The Company expects the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. The Company currently expects to adopt ASU 2016-02 in the first quarter of 2019. As of March 31, 2018 and December 30, 2017, the Company had $14.3 million and $12.8 million, respectively, of contractual obligation on lease agreements, the present value of which, would be included on the consolidated balance sheets under the new guidance.

C. Revenue Recognition

During the thirteen weeks ended March 31, 2018 approximately 95% of the Company’s revenue was from shipments of its products to domestic Distributors and 4% from shipments to international Distributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 31, 2018 and April 1, 2017, the Company has deferred $8.1 million and $4.3 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with Distributors for certain periods of time. The reimbursements for discounts to Distributors are recorded as reductions to net revenue and were $5.6 million and $5.2 million in the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer programs and incentives, are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue in the thirteen weeks ended March 31, 2018 and April 1, 2017 were $2.0 million and $2.3 million, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

D. Inventories

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

	March 31, 2018	December 30, 2017
	(in thousands)
Current inventory:
Raw materials	$33,249	$33,086
Work in process	8,596	6,826
Finished goods	14,380	10,739

Total current inventory	56,225	50,651
Long term inventory	12,497	9,905

Total inventory	$68,722	$60,556

E. Net Income per Share

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

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program, which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note K for a discussion of the current year unvested stock awards and issuances.

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

Net Income per Common Share – Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 31, 2018	April 1, 2017
	(in thousands, except per share data)
Net income	$9,310	$5,711

Allocation of net income for basic:
Class A Common Stock	$6,872	$4,227
Class B Common Stock	2,380	1,452
Unvested participating shares	58	32

	$9,310	$5,711

Weighted average number of shares for basic:
Class A Common Stock	8,714	9,230
Class B Common Stock*	3,018	3,170
Unvested participating shares	73	71

	11,805	12,471

Net income per share for basic:
Class A Common Stock	$0.79	$0.46

Class B Common Stock	$0.79	$0.46

*Change in Class B Common Stock resulted from the conversion of 79,000 shares to Class A Common Stock on October 31, 2017 with the ending number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	March 31, 2018			April 1, 2017
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported – basic	$6,872	8,714	$0.79	$4,227	9,230	$0.46
Add: effect of dilutive potential common shares
Share-based awards	—	99		—	116
Class B Common Stock	2,380	3,018		1,452	3,170
Net effect of unvested participating shares	1	—		—	—

Net income per common share – diluted	$9,253	11,831	$0.78	$5,679	12,516	$0.45

Weighted-average stock options to purchase approximately 764,000 and 764,000 shares of Class A Common Stock were outstanding during the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively, but not included in computing diluted income per common share because their effects were anit-dilutive. Additionally, performance-based stock options to purchase approximately 53,000 and 36,000 shares of Class A Common Stock were outstanding as of March 31, 2018 and April 1, 2017, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase approximately 53,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of March 31, 2018, 31,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by Distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023. 5,000 shares were granted in 2017 to executive officers and the vesting of these shares requires annual depletions to attain certain thresholds in 2019. The remaining 17,000 shares were granted in 2018 to executive officers and one key employee and the vesting of these shares requires annual net revenue to attain certain thresholds in 2019.

F. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended March 31, 2018 and April 1, 2017 were not material.

G. Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $193.6 million at March 31, 2018. These obligations are made up of hops, barley and wheat totaling $58.1 million, advertising contracts of $68.4 million, other ingredients of $22.2 million, operating leases of $14.3 million, equipment and machinery of $10.5 million, glass bottles of $10.5 million and other commitments of $9.6 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at March 31, 2018 totaled $46.8 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2017 and cover the Company’s barley, wheat, and malt requirements for 2018. These purchase commitments outstanding at March 31, 2018 totaled $11.3 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace production cancelled by the Company, as of March 31, 2018 totaled $10.5 million.

The Company has various operating lease agreements for facilities and equipment as of March 31, 2018. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2028. The contractual obligation on these lease agreements as of March 31, 2018 totaled $14.3 million.

Currently, the Company brews and packages more than 85% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. These requirements are not material to the Company’s operations.

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

H. Income Taxes

As of March 31, 2018 and December 30, 2017, the Company had approximately $0.3 million and $0.3 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 31, 2018 and December 30, 2017, the Company had $0.0 million and $0.0 million, respectively, accrued for interest and penalties.

In September 2017, the Internal Revenue Service commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was still in process as of March 31, 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of March 31, 2018. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax benefit for the thirteen weeks ended March 31, 2018 and April 1, 2017:

	Thirteen weeks ended
	March 31, 2018	April 1, 2017
	(in thousands)
Summary of income tax benefit
Tax provision based on net income	$2,571	$1,891
Benefit of ASU 2016-09	(2,723)	(3,562)

Total income tax benefit	$(152)	$(1,671)

The Company’s effective tax rate for the thirteen weeks ended March 31, 2018, excluding the impact of ASU 2016-09, decreased to 28.0% from 46.8% for the thirteen weeks ended April 1, 2017 primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017 and increased income before income tax benefit.

I. Revolving Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of March 31, 2018, the Company was not in violation of any of its financial covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

J. Fair Value Measures

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

At March 31, 2018 and December 30, 2017, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 31, 2018 and December 30, 2017, the Company’s cash and cash equivalents balance was $46.6 million and $65.6 million, respectively, including money market funds amounting to $45.1 million and $63.8 million, respectively.

K. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	1,156,997	$158.53
Granted	17,531	191.10
Forfeited	—	—
Expired	—	—
Exercised	(168,773)	113.82

Outstanding at March 31, 2018	1,005,755	$178.90	6.97	$19,949

Exercisable at March 31, 2018	178,692	$104.02	3.54	$16,108

Vested and expected to vest at March 31, 2018	374,181	$143.93	5.58	$19,015

Of the total options outstanding at March 31, 2018, 53,416 shares were performance-based options for which the performance criteria had yet to be achieved and 574,507 shares were options granted to the former Chief Executive Officer with an estimated 100% forfeiture rate as a result of planned retirement in the second quarter of 2018.

On January 1, 2018, the Company granted options to purchase an aggregate of 17,531 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $82.69 per share, of which all shares relate to performance-based stock options.

On April 2, 2018, David Burwick formally joined the Company as its President and Chief Executive Officer. The Company’s agreement with Mr. Burwick includes a base salary of $750,000, a sign-on bonus of $1.6 million and an annual target bonus of 100% of base salary. In the second quarter of 2018, the Company will grant Mr. Burwick restricted stock awards with a value at date of grant of $14.75 million with service based vesting through 2023 and a performance based stock option with a value at date of grant of $1.0 million and vesting through 2022.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2017	62,405	$155.21
Granted	28,087	156.90
Vested	(18,918)	152.19
Forfeited	(1,012)	108.71

Non-vested at March 31, 2018	70,562	$157.36

On January 1, 2018, the Company granted 18,873 shares of restricted stock awards to certain senior managers and key employees, of which all shares vest ratably over service periods of five years. On January 1, 2018, employees elected to purchase 9,214 shares under the investment share program. The weighted average fair value of the restricted stock awards and investment shares, which are sold to employees at discount under its investment share program, was $191.10 and $86.84 per share, respectively.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended March 31, 2018 and April 1, 2017 was $1.5 million and $1.6 million, respectively, and was calculated based on awards expected to vest.

L. Subsequent Events

As disclosed in Note K, on April 2, 2018, David Burwick formerly joined the Company as its President and Chief Executive Officer.

The Company evaluated subsequent events occurring after the balance sheet date, March 31, 2018, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week period ended March 31, 2018, as compared to the thirteen week period ended April 1, 2017. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 31, 2018 compared to Thirteen Weeks Ended April 1, 2017

	Thirteen Weeks Ended (in thousands, except per barrel)						Amount change	% change	Per barrel change
	March 31, 2018			April 1, 2017
Barrels sold	813			707			106	15.0%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$190,457	$234.37	100.0%	$161,695	$228.83	100.0%	$28,762	17.8%	$5.54
Cost of goods	94,360	116.12	49.5%	85,351	120.79	52.8%	9,009	10.6%	(4.67)

Gross profit	96,097	118.25	50.5%	76,344	108.04	47.2%	19,753	25.9%	10.21
Advertising, promotional and selling expenses	67,521	83.09	35.5%	53,754	76.07	33.2%	13,767	25.6%	7.02
General and administrative expenses	19,338	23.80	10.2%	18,562	26.27	11.5%	776	4.2%	(2.47)

Total operating expenses	86,859	106.89	45.6%	72,316	102.34	44.7%	14,543	20.1%	4.55
Operating income	9,238	11.37	4.9%	4,028	5.70	2.5%	5,210	129.3%	5.67
Other (expense) income, net	(80)	(0.10)	0.0%	12	0.02	0.0%	(92)	-766.7%	(0.12)

Income before income tax benefit	9,158	11.27	4.8%	4,040	5.72	2.5%	5,118	126.7%	5.55
Income tax benefit	(152)	(0.19)	-0.1%	(1,671)	(2.36)	-1.0%	1,519	-90.9%	2.17

Net income	$9,310	$11.46	4.9%	$5,711	$8.08	3.5%	$3,599	63.0%	$3.38

Net revenue. Net revenue increased by $28.8 million, or 17.8%, to $190.5 million for the thirteen weeks ended March 31, 2018, as compared to $161.7 million for the thirteen weeks ended April 1, 2017, primarily as a result of increase in shipments.

Volume. Total shipment volume increased by 15% to 813,000 barrels for the thirteen weeks ended March 31, 2018, as compared to 707,000 barrels for the thirteen weeks ended April 1, 2017, due primarily to increases in shipments of Angry Orchard, Truly Spiked & Sparkling, Twisted Tea and Samuel Adams brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the thirteen weeks ended March 31, 2018 increased by approximately 8% compared to the thirteen weeks ended April 1, 2017, primarily due to increase in depletions of Twisted Tea, Truly Spiked & Sparkling, and Angry Orchard brand products, partially offset by decreases in Samuel Adams brand products.

Shipments for the quarter increased at a higher rate than depletions and resulted in higher Distributor inventory at March 31, 2018 when compared to April 1, 2017. The Company believes Distributor inventory levels at March 31, 2018 were appropriate based on inventory requirements to support forecasted growth of brands and new innovations. Inventory at Distributors participating in the Freshest Beer Program at March 31, 2018 increased slightly in terms of days of inventory on hand when compared to April 1, 2017. The Company has approximately 79% of its volume on the Freshest Beer Program.

Net revenue per barrel. Net revenue per barrel increased by 2.42% to $234.37 per barrel for the thirteen weeks ended March 31, 2018, as compared to $228.83 per barrel for the comparable period in 2017, due primarily to package mix and pricing.

Cost of goods sold. Cost of goods sold was $116.12 per barrel for the thirteen weeks ended March 31, 2018, as compared to $120.79 per barrel for the thirteen weeks ended April 1, 2017. The 2018 decrease in cost of goods sold of $4.67 per barrel was primarily the result of cost saving initiatives in Company-owned breweries and favorable fixed cost absorption, partially offset by unfavorable product and package mix and higher ingredients and packaging costs.

Gross profit. Gross profit was $118.25 per barrel for the thirteen weeks ended March 31, 2018, as compared to $108.04 per barrel for the thirteen weeks ended April 1, 2017. Gross margin was 50.5% for the thirteen weeks ended March 31, 2018, as compared to 47.2% for the thirteen weeks ended April 1, 2017. The increase in gross profit per barrel of $10.21 was primarily due to an increase in net revenue per barrel and a decrease in cost of goods sold per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $13.8 million, or 25.6%, to $67.5 million for the thirteen weeks ended March 31, 2018, as compared to $53.8 million for the thirteen weeks ended April 1, 2017. The increase was primarily the result of increased investments in local marketing, point-of-sale and media, and increased freight to Distributors due to higher rates and higher volumes.

Advertising, promotional and selling expenses were 35.5% of net revenue, or $83.09 per barrel, for the thirteen weeks ended March 31, 2018, as compared to 33.2% of net revenue, or $76.07 per barrel, for the thirteen weeks ended April 1, 2017. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $0.8 million, or 4.2%, to $19.3 million for the thirteen weeks ended March 31, 2018, as compared to $18.6 million for the thirteen weeks ended April 1, 2017. The increase was primarily due to increases in salaries and benefit costs.

Income tax benefit. During the thirteen weeks ended March 31, 2018, the Company recorded a net income tax benefit of $0.2 million which consists of a $2.7 million tax benefit related to stock option exercises in accordance with ASU 2016-09 partially offset by other income tax expenses of $2.6 million. The Company’s effective tax rate for the thirteen weeks ended March 31, 2018, excluding the impact of the adoption of ASU 2016-09, decreased to 28.0% from 46.8% for the thirteen weeks ended April 1, 2017, primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $46.6 million as of March 31, 2018 from $65.6 million as of December 30, 2017, reflecting cash used for purchases of property, plant and equipment and cash used in operating activities that was only partially offset by cash provided by financing activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash used by operating activities for the thirteen weeks ended March 31, 2018 was $10.4 million and primarily consisted of a net increase in operating assets and liabilities of $34.4 million, partially offset by non-cash items of $14.7 million and net income of $9.3 million. Accounts Receivable increased by $16.6 million for the thirteen weeks ended March 31, 2018 compared to a decrease of $1.4 million for the thirteen weeks ended April 1, 2017 due to the timing of shipments during the month compared to the prior year and Distributor inventory requirements to support forecasted growth of brands and new innovations. Cash used by operating activities for the thirteen weeks ended April 1, 2017 was $5.0 million and primarily consisted of a net increase in operating assets and liabilities of $25.2 million partially offset by non-cash items of $14.5 million and net income of $5.7 million.

The Company used $11.4 million in investing activities during the thirteen weeks ended March 31, 2018, as compared to $7.0 million during the thirteen weeks ended April 1, 2017. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth.

Cash provided by financing activities was $2.8 million during the thirteen weeks ended March 31, 2018, as compared to $19.1 million used in financing activities during the thirteen weeks ended April 1, 2017. The $21.9 million increase in cash provided by financing activities in 2018 from 2017 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase program and an increase in proceeds from the exercise of stock options.

During the thirteen weeks ended March 31, 2018 and the period from April 1, 2018 through April 20, 2018, the Company repurchased approximately 119,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $22.6 million. As of April 20, 2018, the Company had repurchased a cumulative total of approximately 13.6 million shares of its Class A Common Stock for an aggregate purchase price of $774.9 million and had approximately $156.1 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 31, 2018 of $46.6 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2018 Outlook

Year-to-date depletions through the 15 weeks ended April 14, 2018 are estimated by the Company to have increased approximately 8% from the comparable period in 2017.

The Company is currently estimating that 2018 depletions and shipments percentage change of between zero and plus 6%. The Company is targeting national price increases of between zero and 2%. Full-year 2018 gross margins are currently expected to be between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses by between $15 million and $25 million for the full year 2018, not including any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2018, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company currently projects Non-GAAP earnings per diluted share for 2018 of between $6.30 and $7.30, excluding the impact of ASU 2016-09, but actual results could vary significantly from this target. The Company estimates a full-year 2018 Non-GAAP effective tax rate of approximately 28%, excluding the impact of ASU 2016-09. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2018 capital expenditures. Its current estimates are between $55 million and $65 million, consisting mostly of investments in the Company’s breweries and tap rooms. The actual total amount spent on 2018 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2018 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 31, 2018, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended March 31, 2018.

Critical Accounting Policies

As disclosed in note B, on December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments.

There were no other material changes to the Company’s critical accounting policies during the three month period ended March 31, 2018.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 30, 2017, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended March 31, 2018, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 20, 2018, the Company had repurchased a cumulative total of approximately 13.6 million shares of its Class A Common Stock for an aggregate purchase price of $774.9 million and had $156.1 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.

During the thirteen weeks ended March 31, 2018, the Company repurchased 91,500 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 31, 2017 to February 3, 2018	33,875	$188.94	33,539	$172,285
February 4, 2018 to March 3, 2018	27,966	178.91	27,920	167,286
March 4, 2018 to March 31, 2018	29,659	179.76	29,217	162,007

Total	91,500	$182.90	90,676	$162,007

Of the shares that were repurchased during the period, 824 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of April 20, 2018, the Company had 8.8 million shares of Class A Common Stock outstanding and 3.0 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: April 25, 2018	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: April 25, 2018	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)