Form 10-Q
period 2018-06-30
BOSTON BEER CO INC
filed 2018-07-26
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2018:

Class A Common Stock, $.01 par value	8,733,767
Class B Common Stock, $.01 par value	3,017,983
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June  30, 2018

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$76,179	$65,637
Accounts receivable, net of allowance for doubtful accounts of $27 and $0 as of June 30, 2018 and December 30, 2017, respectively	54,063	33,749
Inventories	63,646	50,651
Prepaid expenses and other current assets	13,308	10,695
Income tax receivable	4,824	7,616

Total current assets	212,020	168,348

Property, plant and equipment, net	384,048	384,280
Other assets	18,746	13,313
Goodwill	3,683	3,683

Total assets	$618,497	$569,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,478	$38,141
Accrued expenses and other current liabilities	72,032	63,617

Total current liabilities	131,510	101,758

Deferred income taxes, net	35,594	34,819
Other liabilities	8,721	9,524

Total liabilities	175,825	146,101

Commitments and Contingencies

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,635,460 and 8,603,152 issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	86	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,017,983 and 3,017,983 issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	30	30
Additional paid-in capital	399,616	372,590
Accumulated other comprehensive loss, net of tax	(1,516)	(1,288)
Retained earnings	44,456	52,105

Total stockholders’ equity	442,672	423,523

Total liabilities and stockholders’ equity	$618,497	$569,624

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$289,574	$264,664	$491,405	$437,101
Less excise taxes	16,474	16,734	27,848	27,476

Net revenue	273,100	247,930	463,557	409,625
Cost of goods sold	131,130	113,911	225,490	199,262

Gross profit	141,970	134,019	238,067	210,363
Operating expenses:
Advertising, promotional and selling expenses	86,510	67,831	154,031	121,585
General and administrative expenses	23,879	19,395	43,217	37,957
Impairment of assets	517	1,505	517	1,505

Total operating expenses	110,906	88,731	197,765	161,047

Operating income	31,064	45,288	40,302	49,316
Other income (expense), net:
Interest income, net	273	86	478	170
Other (expense) income, net	(203)	129	(488)	57

Total other income (expense), net	70	215	(10)	227

Income before income tax provision	31,134	45,503	40,292	49,543
Income tax provision	7,599	16,378	7,447	14,707

Net income	$23,535	$29,125	$32,845	$34,836

Net income per common share - basic	$1.99	$2.38	$2.78	$2.82

Net income per common share - diluted	$1.98	$2.35	$2.76	$2.79

Weighted-average number of common shares - Class A basic	8,667	9,092	8,690	9,161

Weighted-average number of common shares - Class B basic	3,018	3,097	3,018	3,134

Weighted-average number of common shares - diluted	11,787	12,344	11,809	12,430

Net income	$23,535	$29,125	$32,845	$34,836

Other comprehensive income:
Foreign currency translation adjustment	7	(10)	18	(10)

Comprehensive income	$23,542	$29,115	$32,863	$34,826

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 30, 2018	July 1, 2017
Cash flows provided by operating activities:
Net income	$32,845	$34,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,011	25,616
Impairment of assets	517	1,505
Loss on disposal of property, plant and equipment	26	22
Bad debt expense	27	17
Stock-based compensation expense	4,570	3,413
Deferred income taxes	775	25
Changes in operating assets and liabilities:
Accounts receivable	(21,651)	(15,001)
Inventories	(18,636)	(6,549)
Prepaid expenses, income tax receivable and other assets	217	2,605
Accounts payable	20,563	8,580
Accrued expenses and other current liabilities	8,721	6,227
Other liabilities	(244)	(254)

Net cash provided by operating activities	53,741	61,042

Cash flows used in investing activities:
Purchases of property, plant and equipment	(25,470)	(16,721)
Proceeds from disposal of property, plant and equipment	2	16
Change in restricted cash	98	(5)

Net cash used in investing activities	(25,370)	(16,710)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(39,725)	(78,180)
Proceeds from exercise of stock options	21,529	14,062
Cash paid on note payable	(78)	(60)
Net proceeds from sale of investment shares	445	462

Net cash used in financing activities	(17,829)	(63,716)

Change in cash and cash equivalents	10,542	(19,384)

Cash and cash equivalents at beginning of year	65,637	91,035

Cash and cash equivalents at end of period	$76,179	$71,651

Supplemental disclosure of cash flow information:
Income taxes paid	$3,355	$4,812

Decrease in accounts receivable for ASU 2014-09 adoption	$(1,310)	$—

Income taxes refunded	$—	$2

Increase (Decrease) in accounts payable for purchase of property, plant and equipment	$774	$(3,550)

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of producing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, The Boston Beer Company®, Twisted Tea Brewing Company, Angry Orchard Cider Company, Hard Seltzer Beverage Company, Traveler Beer Co.®, Angel City Brewing Company®, Concrete Beach Brewery® and Coney Island® Brewing Company.

The accompanying unaudited consolidated balance sheet as of June 30, 2018, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended June 30, 2018 and July 1, 2017 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 30, 2018 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 2018 and July 1, 2017, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the thirteen weeks ended June 30, 2018 and the thirteen weeks ended July 1, 2017, $1.1 million and $0.2 million, respectively, in excess tax benefit from stock-based compensation arrangements was recognized within income tax provision in the consolidated statement of comprehensive income and classified as an operating activity in the consolidated statement of cash flow. For the twenty-six weeks ended June 30, 2018 and July 1, 2017, $3.9 million and $3.7 million, respectively, was recognized. The Company has not changed its forfeiture policy and continued to estimate forfeitures expected to occur to determine stock-based compensation expense.

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

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. The Company currently expects to adopt ASU 2016-02 in the first quarter of 2019. As of June 30, 2018 and December 30, 2017, the Company had $26.3 million and $12.8 million, respectively, of contractual obligations on lease agreements, the present value of which would be included on the consolidated balance sheets under the new guidance.

C.	Revenue Recognition

During the twenty-six weeks ended June 30, 2018 approximately 94% of the Company’s revenue was from shipments of its products to domestic Distributors and 5% from shipments to international Distributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 30, 2018 and July 1, 2017, the Company has deferred $7.3 million and $7.0 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with Distributors for certain periods of time. The reimbursements for discounts to Distributors are recorded as reductions to net revenue and were $10.1 million and $15.7 million for the thirteen and twenty-six weeks ended June 30, 2018, respectively. Reimbursements for discounts for the thirteen and twenty-six weeks ended July 1, 2017 were $8.4 million and $13.5 million, respectively. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer programs and incentives, are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and twenty-six weeks ended June 30, 2018 were $4.2 million and $6.2 million, respectively. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and twenty-six weeks ended July 1, 2017 were $3.7 million and $6.0 million, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

The Company benefited from a reduction in federal excise taxes of $1.7 million and $2.8 million for the thirteen and twenty-six weeks ended June 30, 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017.

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

	June 30, 2018	December 30, 2017
	(in thousands)
Current inventory:
Raw materials	$37,639	$33,086
Work in process	10,125	6,826
Finished goods	15,882	10,739

Total current inventory	63,646	50,651
Long term inventory	15,546	9,905

Total inventory	$79,192	$60,556

E.	Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$23,535	$29,125	$32,845	$34,836

Allocation of net income for basic:
Class A Common Stock	$17,290	$21,603	$24,187	$25,812
Class B Common Stock	6,020	7,360	8,400	8,829
Unvested participating shares	225	162	258	195

	$23,535	$29,125	$32,845	$34,836

Weighted average number of shares for basic:
Class A Common Stock	8,667	9,092	8,690	9,161
Class B Common Stock*	3,018	3,097	3,018	3,134
Unvested participating shares	112	68	93	69

	11,797	12,257	11,801	12,364
Net income per share for basic:
Class A Common Stock	$1.99	$2.38	$2.78	$2.82

Class B Common Stock	$1.99	$2.38	$2.78	$2.82

*	Change in Class B Common Stock resulted from the conversion of 79,000 shares to Class A Common Stock on October 31, 2017 with the ending number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	June 30, 2018			July 1, 2017
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
			(in thousands, except per share data)
As reported - basic	$17,290	8,667	$1.99	$21,603	9,092	$2.38
Add: effect of dilutive potential common shares
Share-based awards	—	102		—	155
Class B Common Stock	6,020	3,018		7,360	3,097
Net effect of unvested participating shares	2	—		2	—

Net income per common share - diluted	$23,312	11,787	$1.98	$28,965	12,344	$2.35

	Twenty-six weeks ended
	June 30, 2018			July 1, 2017
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$24,187	8,690	$2.78	$25,812	9,161	$2.82
Add: effect of dilutive potential common shares
Share-based awards	—	101		—	135
Class B Common Stock	8,400	3,018		8,829	3,134
Net effect of unvested participating shares	2	—		2	—

Net income per common share - diluted	$32,589	11,809	$2.76	$34,643	12,430	$2.79

During the thirteen and twenty-six weeks ended June 30, 2018, weighted-average stock options to purchase approximately 537,000 and 671,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended July 1, 2017, weighted-average stock options to purchase approximately 801,000 and 800,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. The significant decrease in weighted-average stock options outstanding for the thirteen and twenty-six weeks ended June 30, 2018 as compared to the thirteen and twenty-six weeks ended July 1, 2017 is primarily due to the forfeiture of the Company’s former Chief Executive Officer’s 2016 stock option upon retirement. Additionally, performance-based stock options to purchase approximately 63,000 and 36,000 shares of Class A Common Stock were outstanding as of June 30, 2018 and July 1, 2017, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase approximately 63,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of June 30, 2018, 31,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by Distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023. 5,000 shares were granted in 2017 to executive officers and the vesting of these shares requires annual depletions to attain certain thresholds in 2019. The remaining 27,000 shares were granted in 2018 to executive officers and one key employee and the vesting of these shares requires annual net revenue to attain certain thresholds in 2019.

F.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended June 30, 2018 and July 1, 2017 were not material.

G.	Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $171.9 million at June 30, 2018. These obligations are made up of advertising contracts of $50.0 million, hops, barley and wheat totaling $49.5 million, operating leases of $26.3 million, other ingredients of $17.7 million, equipment and machinery of $12.5 million, glass bottles of $6.5 million and other commitments of $9.4 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at June 30, 2018 totaled $40.8 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2017 and 2018 and cover the Company’s barley, wheat, and malt requirements for 2018. These purchase commitments outstanding at June 30, 2018 totaled $8.7 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace production cancelled by the Company, as of June 30, 2018 totaled $6.5 million.

The Company has various operating lease agreements for facilities and equipment as of June 30, 2018. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2028. The contractual obligation on these lease agreements as of June 30, 2018 totaled $26.3 million. During the thirteen weeks ended June 30, 2018, the Company entered into a $12.8 million ten year lease agreement for a retail location in Boston, Massachusetts.

Currently, the Company brews and packages more than 80% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company purchases the liquid produced by those brewing companies, including the raw materials that are used in the liquid, at the time such liquid goes into fermentation. The Company is required to repurchase all unused raw materials purchased by the brewing company specifically for the Company’s beers at the brewing company’s cost upon termination of the production arrangement. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements. These requirements are not material to the Company’s operations.

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

As of June 30, 2018 and December 30, 2017, the Company had approximately $0.3 million and $0.3 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 30, 2018 and December 30, 2017, the Company had $0.0 million and $0.0 million, respectively, accrued for interest and penalties.

In September 2017, the Internal Revenue Service commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was still in process as of June 30, 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by two states as of June 30, 2018. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax provision for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017:

	Thirteen weeks ended
	June 30, 2018	July 1, 2017
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$8,727	$16,546
Benefit of ASU 2016-09	(1,128)	(168)

Total income tax provision	$7,599	$16,378

	Twenty-six weeks ended
	June 30, 2018	July 1, 2017
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$11,298	$18,437
Benefit of ASU 2016-09	(3,851)	(3,730)

Total income tax provision	$7,447	$14,707

The Company’s effective tax rate for the thirteen weeks ended June 30, 2018, excluding the impact of ASU 2016-09, decreased to 28.0% from 36.0% for the thirteen weeks ended July 1, 2017 due to the favorable impact of the Tax Cuts and Jobs Act of 2017. The Company’s effective tax rate for the twenty-six weeks ended June 30, 2018, excluding the impact of ASU 2016-09, decreased to 28.0% from 37.2% for the twenty-six weeks ended July 1, 2017 due to the favorable impact of the Tax Cuts and Jobs Act of 2017.

I.	Revolving Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of June 30, 2018, the Company was not in violation of any of its financial covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

At June 30, 2018 and December 30, 2017, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 30, 2018 and December 30, 2017, the Company’s cash and cash equivalents balance was $76.2 million and $65.6 million, respectively, including money market funds amounting to $75.5 million and $63.8 million, respectively.

K.	Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	1,156,997	$158.53
Granted	32,570	210.24
Forfeited	(574,507)	201.91
Expired	—	—
Exercised	(200,898)	106.69

Outstanding at June 30, 2018	414,162	$157.45	6.18	$58,915

Exercisable at June 30, 2018	151,647	$115.91	3.95	$27,872

Vested and expected to vest at June 30, 2018	367,116	$155.18	5.98	$53,054

Of the total options outstanding at June 30, 2018, 63,375 shares were performance-based options for which the performance criteria had yet to be achieved.

On January 1, 2018, the Company granted options to purchase an aggregate of 17,531 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $82.69 per share, of which all shares relate to performance-based stock options.

On April 30, 2018, the Company granted its Chief Executive Officer a stock option to purchase 9,959 shares of the Company’s Class A Common stock with a weighted average fair value of $100.50 per share, of which all shares relate to performance-based stock options and vest through 2022.

On May 17, 2018, the Company granted options to purchase an aggregate of 5,080 shares of the Company’s Class A Common Stock to the Company’s nonemployee Directors. These options have a weighted average fair value of $113.12 per share. All of the options vested immediately on the date of the grant.

On May 31, 2018, the Company cancelled its former Chief Executive Officer’s 2016 stock option of 574,507 shares due to forfeiture upon retirement.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2017	62,405	$155.21
Granted	92,412	207.29
Vested	(18,918)	152.19
Forfeited	(2,730)	157.09

Non-vested at June 30, 2018	133,169	$191.74

On January 1, 2018, the Company granted 18,873 shares of restricted stock awards to certain senior managers and key employees, of which all shares vest ratably over service periods of five years. On January 1, 2018, employees elected to purchase 9,214 shares under the Company’s investment share program. The weighted average fair value of the restricted stock awards and investment shares, which are sold to employees at discount under its investment share program, was $191.10 and $86.84 per share, respectively.

On April 30, 2018 the Company granted its Chief Executive Officer 64,325 restricted stock awards with a weighted-average fair value of $229.30 per share with service based vesting through 2023.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks and twenty-six weeks ended June 30, 2018 was $3.1 million and $4.6 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six weeks ended July 1, 2017 was $1.8 million and $3.4 million, respectively, and was calculated based on awards expected to vest.

L.	Subsequent Events

As disclosed in Form 8-K filed with the SEC on July 17, 2018, the Company announced the planned departure of its Chief Marking Officer expected July 31, 2018. The Company evaluated subsequent events occurring after the balance sheet date, June 30, 2018, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week period ended June 30, 2018, as compared to the thirteen and twenty-six week period ended July 1, 2017. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 30, 2018 compared to Thirteen Weeks Ended July 1, 2017

	Thirteen Weeks Ended (in thousands, except per barrel)
	June 30, 2018			July 1, 2017			Amount change	% change	Per barrel change
Barrels sold	1,177			1,079			97	9.0%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$273,100	$232.09	100.0%	$247,930	$229.73	100.0%	$25,170	10.2%	$2.36
Cost of goods	131,130	111.44	48.0%	113,911	105.55	45.9%	17,219	15.1%	5.89

Gross profit	141,970	120.65	52.0%	134,019	124.18	54.1%	7,951	5.9%	(3.53)

Advertising, promotional and selling expenses	86,510	73.52	31.7%	67,831	62.85	27.4%	18,679	27.5%	10.67
General and administrative expenses	23,879	20.29	8.7%	19,395	17.97	7.8%	4,484	23.1%	2.32
Impairment of assets	517	0.44	0.2%	1,505	1.39	0.6%	(988)	-65.6%	(0.95)

Total operating expenses	110,906	94.25	40.6%	88,731	82.22	35.8%	22,175	25.0%	12.03

Operating income	31,064	26.40	11.4%	45,288	41.96	18.3%	(14,224)	-31.4%	(15.56)

Other income (expense), net	70	0.06	0.0%	215	0.20	0.1%	(145)	-67.4%	(0.14)

Income before income tax expense	31,134	26.46	11.4%	45,503	42.16	18.4%	(14,369)	-31.6%	(15.70)
Income tax expense	7,599	6.46	2.8%	16,378	15.18	6.6%	(8,779)	-53.6%	(8.72)

Net income	$23,535	$20.00	8.6%	$29,125	$26.99	11.7%	$(5,590)	-19.2%	$(6.99)

Net revenue. Net revenue increased by $25.2 million, or 10.2%, to $273.1 million for the thirteen weeks ended June 30, 2018, as compared to $247.9 million for the thirteen weeks ended July 1, 2017, primarily as a result of an increase in shipments and increases in net revenue per barrel.

Volume. Total shipment volume increased by 9.0% to 1,177,000 barrels for the thirteen weeks ended June 30, 2018, as compared to 1,079,000 barrels for the thirteen weeks ended July 1, 2017, due primarily to increases in shipments of Truly Spiked & Sparkling, Angry Orchard and Twisted Tea products, partially offset by decreases in shipments of Samuel Adams brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the thirteen weeks ended June 30, 2018 increased by approximately 12% compared to the thirteen weeks ended July 1, 2017, primarily due to increase in depletions of Truly Spiked & Sparkling, Twisted Tea, and Angry Orchard brand products, partially offset by decreases in Samuel Adams brand products.

The Company believes Distributor inventory levels at June 30, 2018 were lower than planned due to higher demand. Inventory at Distributors participating in the Freshest Beer Program at June 30, 2018 decreased slightly in terms of days of inventory on hand when compared to July 1, 2017. The Company has approximately 79% of its volume on the Freshest Beer Program.

Net revenue per barrel. Net revenue per barrel increased by 1% to $232.09 per barrel for the thirteen weeks ended June 30, 2018, as compared to $229.73 per barrel for the comparable period in 2017, due primarily to pricing increases, lower excise taxes due to the Tax Cuts and Jobs Act of 2017 and package mix.

Cost of goods sold. Cost of goods sold was $111.44 per barrel for the thirteen weeks ended June 30, 2018, as compared to $105.55 per barrel for the thirteen weeks ended July 1, 2017. The 2018 increase in cost of goods sold of $5.89 per barrel was primarily the result of higher processing costs, mainly due to increased production at third party locations as well as higher packaging costs, partially offset by cost saving initiatives in Company owned breweries.

Gross profit. Gross profit was $120.65 per barrel for the thirteen weeks ended June 30, 2018, as compared to $124.18 per barrel for the thirteen weeks ended July 1, 2017. Gross margin was 52% for the thirteen weeks ended June 30, 2018, as compared to 54.1% for the thirteen weeks ended July 1, 2017. The decrease in gross profit per barrel of $3.53 was primarily the result of an increase in cost of goods sold per barrel partially offset by an increase in net revenue per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $18.7 million, or 27.5%, to $86.5 million for the thirteen weeks ended June 30, 2018, as compared to $67.8 million for the thirteen weeks ended July 1, 2017. The increase was primarily the result of increased planned investments in media advertising, local marketing, salaries and benefits costs, and increased freight to distributors due to higher rates and volumes and less efficient utilization.

Advertising, promotional and selling expenses were 31.7% of net revenue, or $73.52 per barrel, for the thirteen weeks ended June 30, 2018, as compared to 27.4% of net revenue, or $62.85 per barrel, for the thirteen weeks ended July 1, 2017. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $4.5 million, or 23.1%, to $23.9 million for the thirteen weeks ended June 30, 2018, as compared to $19.4 million for the thirteen weeks ended July 1, 2017. The increase was primarily due to increases in salaries and benefits and stock compensation costs.

Impairment of assets. Impairment of assets decreased by $1.0 million for the thirteen weeks ended June 30, 2018, as compared to the thirteen weeks ended July 1, 2017. This decrease was primarily due to lower write-downs of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries in 2018.

Income tax expense. During the thirteen weeks ended June 30, 2018, the Company recorded a net income tax expense of $7.6 million which consists of $8.7 million income tax expenses partially offset by a $1.1 million tax benefit related to stock option exercises in accordance with ASU 2016-09. The Company’s effective tax rate for the thirteen weeks ended June, 2018, excluding the impact of the adoption of ASU 2016-09, decreased to 28.0% from 36.0% for the thirteen weeks ended July 1, 2017, primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017.

Twenty-six Weeks Ended June 30, 2018 compared to Twenty-Six Weeks Ended July 1, 2017

	Twenty-six Weeks Ended (in thousands, except per barrel)
	June 30, 2018			July 1, 2017			Amount change	% change	Per barrel change
Barrels sold	1,989			1,786			203	11.4%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$463,557	$233.02	100.0%	$409,625	$229.38	100.0%	$53,932	13.2%	$3.64
Cost of goods	225,490	113.35	48.6%	199,262	111.58	48.6%	26,228	13.2%	1.77

Gross profit	238,067	119.67	51.4%	210,363	117.80	51.4%	27,704	13.2%	1.87
Advertising, promotional and selling expenses	154,031	77.43	33.2%	121,585	68.08	29.7%	32,446	26.7%	9.35
General and administrative expenses	43,217	21.72	9.3%	37,957	21.25	9.3%	5,260	13.9%	0.47
Impairment of assets	517	0.26	0.1%	1,505	0.84	0.4%	(988)	-65.6%	(0.58)

Total operating expenses	197,765	99.41	42.7%	161,047	90.18	39.3%	36,718	22.8%	9.23

Operating income	40,302	20.26	8.7%	49,316	27.62	12.0%	(9,014)	-18.3%	(7.36)

Other (expense) income, net	(10)	(0.01)	0.0%	227	0.13	0.1%	(237)	-104.4%	(0.14)

Income before income tax expense	40,292	20.25	8.7%	49,543	27.74	12.1%	(9,251)	-18.7%	(7.49)
Income tax expense	7,447	3.74	1.6%	14,707	8.24	3.6%	(7,260)	-49.4%	(4.50)

Net income	$32,845	$16.51	7.1%	$34,836	$19.51	8.5%	$(1,991)	-5.7%	$(3.00)

Net revenue. Net revenue increased by $53.9 million, or 13.2%, to $463.6 million for the twenty-six weeks ended June 30, 2018, as compared to $409.6 million for the twenty-six weeks ended July 1, 2017, primarily as a result of an increase in shipments and increases in net revenue per barrel.

Volume. Total shipment volume increased by 11.4% to 1,989,000 barrels for the twenty-six weeks ended June 30, 2018, as compared to 1,786,000 barrels for the twenty-six weeks ended July 1, 2017, due primarily to increases in shipments of Truly Spiked & Sparkling, Twisted Tea and Angry Orchard products, partially offset by decreases in shipments of Samuel Adams brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the twenty-six weeks ended June 30, 2018 increased by approximately 11% compared to the twenty-six weeks ended July 1, 2017, primarily due to increases in depletions of Truly Spiked & Sparkling, Twisted Tea and Angry Orchard brand products, partially offset by decreases in Samuel Adams brand products.

Net revenue per barrel. Net revenue per barrel increased by 1.6% to $233.02 per barrel for the twenty-six weeks ended June 30, 2018, as compared to $229.38 per barrel for the comparable period in 2017, due primarily to pricing increases, lower excise taxes due to the Tax Cuts and Jobs Act of 2017 and package mix.

Cost of goods sold. Cost of goods sold was $113.35 per barrel for the twenty-six weeks ended June 30, 2018, as compared to $111.58 per barrel for the twenty-six weeks ended July 1, 2017. The 2018 increase in cost of goods sold of $1.77 per barrel was primarily the result of higher processing costs, primarily due to increased production at third party breweries, as well as higher packaging costs only partially offset by cost savings initiatives in Company breweries and favorable fixed cost absorption.

Gross profit. Gross profit was $119.67 per barrel for the twenty-six weeks ended June 30, 2018, as compared to $117.80 per barrel for the twenty-six weeks ended July 1, 2017. Gross margin at 51.4% for the twenty-six weeks ended June 30, 2018, was equal to gross margin for the twenty-six weeks ended July 1, 2017. The increase in gross profit per barrel of $1.87 was primarily the result of an increase in net revenue per barrel only partially offset by an increase in cost of goods sold per barrel.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $32.4 million, or 26.7%, to $154.0 million for the twenty-six weeks ended June 30, 2018, as compared to $121.6 million for the twenty-six weeks ended July 1, 2017. The increase was primarily the result of increased planned investments in local marketing, media advertising and point-of-sale, and increased freight to distributors due to higher rates and volumes and less efficient utilization.

Advertising, promotional and selling expenses were 33.2% of net revenue, or $77.43 per barrel, for the twenty-six weeks ended June 30, 2018, as compared to 29.7% of net revenue, or $68.08 per barrel, for the twenty-six weeks ended July 1, 2017. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative. General and administrative expenses increased by $5.3 million, or 13.9%, to $43.2 million for the twenty-six weeks ended June 30, 2018, as compared to $38.0 million for the twenty-six weeks ended July 1, 2017. The increase was primarily due to increases in salaries and benefits and stock compensation costs.

Impairment of assets. Impairment of assets decreased by $1.0 million for the twenty-six weeks ended June 30, 2018, as compared to the twenty-six weeks ended July 1, 2017. This decrease was primarily due to lower write-downs of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries in 2018.

Income tax expense. During the twenty-six weeks ended June 30, 2018, the Company recorded a net income tax expense of $7.4 million which consists of $11.3 million income tax expenses partially offset by a $3.9 million tax benefit related to stock option exercises in accordance with ASU 2016-09. The Company’s effective tax rate for the twenty-six weeks ended June 30, 2018, excluding the impact of the adoption of ASU 2016-09, decreased to 28% from 37.2% for the twenty-six weeks ended July 1, 2017, primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $76.2 million as of June 30, 2018 from $65.6 million as of December 30, 2017, reflecting cash provided by operating activities that was only partially offset by cash used for purchases of property, plant and equipment and cash used in financing activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 30, 2018 was $53.7 million and primarily consisted of net income of $32.8 million and non-cash items of $31.9 million, partially offset by a net increase in operating assets and liabilities of $11.0 million. Cash provided by operating activities for the twenty-six weeks ended July 1, 2017 was $61.0 million and primarily consisted of net income of $34.8 million and non-cash items of $30.6 million, partially offset by a net increase in operating assets and liabilities of $4.4 million.

The Company used $25.4 million in investing activities during the twenty-six weeks ended June 30, 2018, as compared to $16.7 million during the twenty-six weeks ended July 1, 2017. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth.

Cash used by financing activities was $17.8 million during the twenty-six weeks ended June 30, 2018, as compared to $63.7 million used in financing activities during the twenty-six weeks ended July 1, 2017. The $45.9 million decrease in cash used by financing activities in 2018 from 2017 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase program and an increase in proceeds from the exercise of stock options.

During the twenty-six weeks ended June 30, 2018 and the period from July 1, 2018 through July 20, 2018, the Company repurchased approximately 222,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $50.5 million. As of July 20, 2018, the Company had repurchased a cumulative total of approximately 13.7 million shares of its Class A Common Stock for an aggregate purchase price of $802.9 million and had approximately $128.1 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of June 30, 2018 of $76.2 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2018 Outlook

Year-to-date depletions through the 29 weeks ended July 21, 2018 are estimated by the Company to have increased approximately 12% from the comparable period in 2017.

The Company is currently estimating a 2018 depletions and shipments growth of between 7% and 12%, an increase from the previously communicated estimate of between zero and plus 6%. The Company is targeting national price increases of between zero and 2%. Full-year 2018 gross margins are currently expected to be between 51% and 53%, a decrease of the previously communicated estimate of between 52% and 54%. The Company intends to increase advertising, promotional and selling expenses by between $15 million and $25 million for the full year 2018, not including any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2018, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

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

The Company is continuing to evaluate 2018 capital expenditures. Its current estimates are between $65 million and $75 million, and increase from the previously communicated estimate of $55 million and $65 million, consisting mostly of investments in the Company’s breweries and taprooms. The actual total amount spent on 2018 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2018 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At June 30, 2018, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended June 30, 2018.

Critical Accounting Policies

As disclosed in note B, on December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments.

There were no other material changes to the Company’s critical accounting policies during the three month period ended June 30, 2018.

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

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

During the thirteen weeks ended June 30, 2018, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 20, 2018, the Company had repurchased a cumulative total of approximately 13.7 million shares of its Class A Common Stock for an aggregate purchase price of $802.9 million and had $128.1 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.

During the twenty-six weeks ended June 30, 2018, the Company repurchased 187,508 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 31, 2017 to February 3, 2018	33,875	$188.94	33,539	$172,285
February 4, 2018 to March 3, 2018	27,966	178.91	27,920	167,286
March 4, 2018 to March 31, 2018	29,659	179.76	29,217	162,007
April 1, 2018 to May 5, 2018	44,329	213.23	44,232	152,565
May 6, 2018 to June 2, 2018	27,737	239.94	27,674	145,917
June 3, 2018 to June 30, 2018	24,943	280.50	24,926	138,921

Total	188,509	$211.34	187,508	$138,921

Of the shares that were repurchased during the period, 1,001 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of July 20, 2018, the Company had 8.7 million shares of Class A Common Stock outstanding and 3.0 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: July 26, 2018	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: July 26, 2018	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)