Form 10-Q
period 2018-09-29
BOSTON BEER CO INC
filed 2018-10-25
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2018:

Class A Common Stock, $.01 par value	8,602,369
Class B Common Stock, $.01 par value	3,017,983
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September  29, 2018

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 29, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$68,887	$65,637
Accounts receivable, net of allowance for doubtful accounts of $39 and $0 as of September 29, 2018 and December 30, 2017, respectively	52,812	33,749
Inventories	72,254	50,651
Prepaid expenses and other current assets	10,252	10,695
Income tax receivable	16,439	7,616

Total current assets	220,644	168,348
Property, plant and equipment, net	387,069	384,280
Other assets	12,308	13,313
Goodwill	3,683	3,683

Total assets	$623,704	$569,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$62,047	$38,141
Accrued expenses and other current liabilities	69,599	63,617

Total current liabilities	131,646	101,758
Deferred income taxes, net	47,637	34,819
Other liabilities	9,875	9,524

Total liabilities	189,158	146,101
Commitments and Contingencies (See Note G)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,475,037 and 8,603,152 issued and outstanding as of September 29, 2018 and December 30, 2017, respectively	85	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 3,017,983 and 3,017,983 issued and outstanding as of September 29, 2018 and December 30, 2017, respectively	30	30
Additional paid-in capital	402,056	372,590
Accumulated other comprehensive loss, net of tax	(1,503)	(1,288)
Retained earnings	33,878	52,105

Total stockholders’ equity	434,546	423,523

Total liabilities and stockholders’ equity	$623,704	$569,624

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$326,852	$264,146	$818,257	$701,247
Less excise taxes	19,982	17,099	47,830	44,575

Net revenue	306,870	247,047	770,427	656,672
Cost of goods sold	149,643	115,546	375,133	314,808

Gross profit	157,227	131,501	395,294	341,864
Operating expenses:
Advertising, promotional and selling expenses	87,765	63,647	241,796	185,232
General and administrative expenses	22,734	16,358	65,951	54,315
Impairment of assets	—	—	517	1,505

Total operating expenses	110,499	80,005	308,264	241,052

Operating income	46,728	51,496	87,030	100,812
Other income (expense), net:
Interest income, net	343	211	821	381
Other (expense) income, net	(51)	196	(539)	253

Total other income, net	292	407	282	634

Income before income tax provision	47,020	51,903	87,312	101,446
Income tax provision	9,013	18,220	16,460	32,927

Net income	$38,007	$33,683	$70,852	$68,519

Net income per common share—basic	$3.25	$2.82	$6.02	$5.60

Net income per common share—diluted	$3.21	$2.78	$5.96	$5.54

Weighted-average number of common shares—Class A basic	8,557	8,789	8,646	9,037

Weighted-average number of common shares—Class B basic	3,018	3,097	3,018	3,122

Weighted-average number of common shares—diluted	11,702	12,037	11,773	12,299

Net income	$38,007	$33,683	$70,852	$68,519

Other comprehensive income:
Foreign currency translation adjustment	(13)	(13)	4	(23)

Comprehensive income	$37,994	$33,670	$70,856	$68,496

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 29, 2018	September 30, 2017
Cash flows provided by operating activities:
Net income	$70,852	$68,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,860	38,372
Impairment of assets	517	1,505
Loss on disposal of property, plant and equipment	45	571
Bad debt expense	39	170
Stock-based compensation expense	6,995	4,593
Deferred income taxes	12,818	(3,581)
Changes in operating assets and liabilities:
Accounts receivable	(20,412)	(6,658)
Inventories	(20,836)	(9,330)
Prepaid expenses, income tax receivable and other assets	(8,385)	2,852
Accounts payable	20,560	5,371
Accrued expenses and other current liabilities	6,309	6,244
Other liabilities	693	(390)

Net cash provided by operating activities	108,055	108,238

Cash flows used in investing activities:
Purchases of property, plant and equipment	(38,752)	(23,415)
Proceeds from disposal of property, plant and equipment	2	16
Cash paid for acquisition of intangible assets	5	—
Change in restricted cash	131	(4)

Net cash used in investing activities	(38,614)	(23,403)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(88,311)	(121,535)
Proceeds from exercise of stock options	21,528	15,159
Cash paid on note payable	(78)	(60)
Net proceeds from sale of investment shares	670	611

Net cash used in financing activities	(66,191)	(105,825)

Change in cash and cash equivalents	3,250	(20,990)
Cash and cash equivalents at beginning of year	65,637	91,035

Cash and cash equivalents at end of period	$68,887	$70,045

Supplemental disclosure of cash flow information:
Income taxes paid	$11,252	$22,408

Decrease in accounts receivable for ASU 2014-09 adoption	$(1,310)	$—

Income taxes refunded	$—	$2

Increase (Decrease) in accounts payable for purchase of property, plant and equipment	$3,346	$(3,763)

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of producing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, The Boston Beer Company®, Twisted Tea Brewing Company®, Angry Orchard® Cider Company, Hard Seltzer Beverage Company, Traveler Beer Co.®, Angel City Brewing Company®, Concrete Beach Brewery® and Coney Island® Brewing Company.

The accompanying unaudited consolidated balance sheet as of September 29, 2018, and the consolidated statements of comprehensive income and consolidated statements of cash flows for the interim periods ended September 29, 2018 and September 30, 2017 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 29, 2018 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 29, 2018 and September 30, 2017, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity needs to use more judgment and make more estimates than under the previous guidance. On December 31, 2017, the Company adopted the new accounting standard and all related amendments using the modified retrospective method which allows application only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In accordance with the new accounting standard, the majority of the Company’s revenue continues to be recognized at the time its products are shipped. Upon adoption, the Company began recognition of certain variable customer promotional discount programs earlier than it had under the previous revenue guidance which resulted in a $1.0 million, net of tax, cumulative effect adjustment to retained earnings. The comparative years have not been restated and continue to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the thirteen weeks ended September 29, 2018 and the thirteen weeks ended September 30, 2017, $0.1 million and $0.5 million, respectively, in excess tax benefit from stock-based compensation arrangements was recognized within the income tax provision in the consolidated statements of comprehensive income and classified as an operating activity in the consolidated statements of cash flow. For the thirty-nine weeks ended September 29, 2018 and September 30, 2017, $4.0 million and $4.3 million, respectively, was recognized. The Company has not changed its forfeiture policy and continued to estimate forfeitures expected to occur to determine stock-based compensation expense.

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

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective retrospectively for the year beginning December 30, 2018, with early adoption permitted. The Company currently expects to adopt ASU 2016-02 in the first quarter of 2019. As of September 29, 2018 and December 30, 2017, the Company had $26.6 million and $12.8 million, respectively, of contractual obligations on lease agreements, the present value of which would be included on the consolidated balance sheets under the new guidance.

C. Revenue Recognition

During the thirty-nine weeks ended September 29, 2018 approximately 94% of the Company’s revenue was from shipments of its products to domestic Distributors and 5% from shipments to international Distributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 29, 2018 and September 30, 2017, the Company has deferred $6.1 million and $4.2 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with Distributors for certain periods of time. The reimbursements for discounts to Distributors are recorded as reductions to net revenue and were $11.1 million and $26.8 million for the thirteen and thirty-nine weeks ended September 29, 2018, respectively. Reimbursements for discounts for the thirteen and thirty-nine weeks ended September 30, 2017 were $9.6 million and $23.0 million, respectively. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and thirty-nine weeks ended September 29, 2018 were $3.5 million and $9.7 million, respectively. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and thirty-nine weeks ended September 30, 2017 were $3.8 million and $9.8 million, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

The Company benefited from a reduction in federal excise taxes of $2.0 million and $4.8 million for the thirteen and thirty-nine weeks ended September 29, 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017.

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

	September 29, 2018	December 30, 2017
	(in thousands)
Current inventory:
Raw materials	$46,037	$33,086
Work in process	9,467	6,826
Finished goods	16,750	10,739

Total current inventory	72,254	50,651
Long term inventory	9,138	9,905

Total inventory	$81,392	$60,556

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

Net Income per Common Share—Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$38,007	$33,683	$70,852	$68,519

Allocation of net income for basic:
Class A Common Stock	$27,786	$24,772	$52,051	$50,647
Class B Common Stock	9,800	8,730	18,169	17,493
Unvested participating shares	421	181	632	379

	$38,007	$33,683	$70,852	$68,519
Weighted average number of shares for basic:
Class A Common Stock	8,557	8,789	8,646	9,037
Class B Common Stock*	3,018	3,097	3,018	3,122
Unvested participating shares	130	65	105	67

	11,705	11,951	11,769	12,226
Net income per share for basic:
Class A Common Stock	$3.25	$2.82	$6.02	$5.60

Class B Common Stock	$3.25	$2.82	$6.02	$5.60

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	September 29, 2018			September 30, 2017
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$27,786	8,557	$3.25	$24,772	8,789	$2.82
Add: effect of dilutive potential common shares
Share-based awards	—	127		—	151
Class B Common Stock	9,800	3,018		8,730	3,097
Net effect of unvested participating shares	5	—		2	—

Net income per common share—diluted	$37,591	11,702	$3.21	$33,504	12,037	$2.78

	Thirty-nine weeks ended
	September 29, 2018			September 30, 2017
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported—basic	$52,051	8,646	$6.02	$50,647	9,037	$5.60
Add: effect of dilutive potential common shares
Share-based awards	—	109		—	140
Class B Common Stock	18,169	3,018		17,493	3,122
Net effect of unvested participating shares	5	—		4	—

Net income per common share—diluted	$70,225	11,773	$5.96	$68,144	12,299	$5.54

During the thirteen and thirty-nine weeks ended September 29, 2018, weighted-average stock options to purchase approximately zero and 653,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. During the thirteen and thirty-nine weeks ended September 30, 2017, weighted-average stock options to purchase approximately 791,000 and 800,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. The significant decrease in weighted-average stock options outstanding for the thirteen and thirty-nine weeks ended September 29, 2018 as compared to the thirteen and thirty-nine weeks ended September 30, 2017 is primarily due to the forfeiture of the Company’s former Chief Executive Officer’s 2016 stock option upon retirement. Additionally, performance-based stock options to purchase approximately 61,000 and 36,000 shares of Class A Common Stock were outstanding as of September 29, 2018 and September 30, 2017, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

Of the performance-based stock options to purchase approximately 61,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of September 29, 2018, 31,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by Distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023. 5,000 shares were granted in 2017 to executive officers and the vesting of these shares requires annual depletions to attain certain thresholds in 2019. The remaining 25,000 shares were granted in 2018 to executive officers and one key employee and the vesting of these shares requires annual net revenue to attain certain thresholds in 2019.

F. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended September 29, 2018 and September 30, 2017 were not material.

G. Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $229.3 million at September 29, 2018. These obligations are made up of advertising contracts of $64.7 million, hops, barley and wheat totaling $64.3 million, other ingredients of $31.7 million, equipment and machinery of $29.5 million, operating leases of $26.6 million, glass bottles of $2.6 million and other commitments of $9.9 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros and New Zealand Dollars, to which the Company is committed. Hops purchase commitments outstanding at September 29, 2018 totaled $45.4 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2017 through 2019 and cover the Company’s barley, wheat, and malt requirements for the remainder of 2018 and all of 2019. These purchase commitments outstanding at September 29, 2018 totaled $18.9 million.

The Company sources some of its glass bottles needs pursuant to a Glass Bottle Supply Agreement with Anchor Glass Container Corporation (“Anchor”), under which Anchor is the supplier of certain glass bottles for the Company’s Cincinnati Brewery and its Pennsylvania Brewery. This agreement also establishes the terms on which Anchor may supply glass bottles to other breweries where the Company brews its beers. Under the agreement with Anchor, the Company has minimum purchase commitments that are based on Company-provided production estimates which, under normal business conditions, are expected to be fulfilled. Minimum purchase commitments under the agreement, assuming the supplier is unable to replace production cancelled by the Company, as of September 29, 2018 totaled $2.6 million.

The Company has various operating lease agreements for facilities and equipment as of September 29, 2018. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2028. The contractual obligation on these lease agreements as of September 29, 2018 totaled $26.6 million.

Currently, the Company brews and packages more than 80% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

On October 11, 2018, the Company amended an existing brewing services agreement to include a minimum capacity availability commitment by the third party brewery. The amendment grants the Company the right to extend the agreement beyond the December 31, 2021 termination date on an annual basis through December 31, 2025. The amendment requires the Company to pay up to $4 million dollars in both 2018 and 2019 for capital improvements at the third party’s brewing facilities.

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

H. Income Taxes

As of September 29, 2018 and December 30, 2017, the Company had approximately $0.9 million and $0.3 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 29, 2018 and December 30, 2017, the Company had $0.1 million and $0.0 million, respectively, accrued for interest and penalties.

In September 2017, the Internal Revenue Service commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was completed with a no change report issued on July 26, 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of September 29, 2018. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax provision for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017:

	Thirteen weeks ended
	September 29,	September 30,
	2018	2017
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$13,671	$18,753
Accounting Method Changes	$(4,529)	$—
Benefit of ASU 2016-09	(129)	(533)

Total income tax provision	$9,013	$18,220

	Thirty-nine weeks ended
	September 29,	September 30,
	2018	2017
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$24,969	$37,189
Accounting Method Changes	$(4,529)	$—
Benefit of ASU 2016-09	(3,980)	(4,262)

Total income tax provision	$16,460	$32,927

Due to a change of tax accounting methods for depreciation of certain property, plant and equipment for the tax year ended December 30, 2017, the Company experienced a one-time income tax benefit for the thirteen and thirty-nine weeks ended September 29, 2018.

The Company’s effective tax rate for the thirteen weeks ended September 29, 2018 decreased to 19.2% from 35.1% for the thirteen weeks ended September 30, 2017 due to the favorable impact of the Tax Cuts and Jobs Act of 2017 including the one-time impact of tax accounting method changes. The Company’s effective tax rate for the thirty-nine weeks ended September 29, 2018 decreased to 18.9% from 32.5% for the thirty-nine weeks ended September 30, 2017 due to the favorable impact of the Tax Cuts and Jobs Act of 2017 including the one-time impact of tax accounting method changes.

I. Revolving Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of September 29, 2018, the Company was not in violation of any of its financial covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

At September 29, 2018 and December 30, 2017, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 29, 2018 and December 30, 2017, the Company’s cash and cash equivalents balance was $68.9 million and $65.6 million, respectively, including money market funds amounting to $69.0 million and $63.8 million, respectively.

K. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	1,156,997	$158.53
Granted	32,570	210.24
Forfeited	(613,630)	199.94
Expired	—	—
Exercised	(200,898)	106.69

Outstanding at September 29, 2018	375,039	$156.03	5.66	$49,310,933

Exercisable at September 29, 2018	151,647	$115.91	3.60	$26,027,039

Vested and expected to vest at September 29, 2018	352,321	$153.77	5.56	$47,120,023

Of the total options outstanding at September 29, 2018, 60,957 shares were performance-based options for which the performance criteria had yet to be achieved.

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

On May 31, 2018, the Company cancelled its former Chief Executive Officer’s 2016 stock option of 574,507 shares due to forfeiture upon retirement.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2017	62,405	$155.21
Granted	92,775	207.56
Vested	(20,678)	156.50
Forfeited	(7,170)	167.53

Non-vested at September 29, 2018	127,332	$192.45

On January 1, 2018, the Company granted 18,873 shares of restricted stock awards to certain officers, senior managers and key employees, of which all shares vest ratably over service periods of five years. On January 1, 2018, employees elected to purchase 9,214 shares under the Company’s investment share program. The weighted average fair value of the restricted stock awards and investment shares, which are sold to employees at discount under its investment share program, was $191.10 and $86.84 per share, respectively.

On April 30, 2018 the Company granted its Chief Executive Officer 64,325 restricted stock awards with a weighted-average fair value of $229.30 per share with service based vesting through 2023.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks and thirty-nine weeks ended September 29, 2018 was $2.4 million and $7.0 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 30, 2017 was $1.2 million and $4.6 million, respectively, and was calculated based on awards expected to vest.

L. Subsequent Events

As disclosed in Note G, on October 11, 2018, the Company amended an existing brewing services agreement to include a minimum capacity availability commitment by the third party brewery.

The Company evaluated subsequent events occurring after the balance sheet date, September 29, 2018, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week period ended September 29, 2018, as compared to the thirteen and thirty-nine week period ended September 30, 2017. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and Notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 29, 2018 compared to Thirteen Weeks Ended September 30, 2017

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 29, 2018			September 30, 2017			Amount change	% change	Per barrel change
Barrels sold	1,338			1,084			255	23.5%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$306,870	$229.27	100.0%	$247,047	$228.00	100.0%	$59,823	24.2%	$1.27
Cost of goods	149,643	111.80	48.8%	115,546	106.64	46.8%	34,097	29.5%	5.16

Gross profit	157,227	117.47	51.2%	131,501	121.36	53.2%	25,726	19.6%	(3.89)
Advertising, promotional and selling expenses	87,765	65.57	28.6%	63,647	58.74	25.8%	24,118	37.9%	6.83
General and administrative expenses	22,734	16.99	7.4%	16,358	15.10	6.6%	6,376	39.0%	1.89
Impairment of assets	—	—	0.0%	—	—	0.0%	—	0.0%	—

Total operating expenses	110,499	82.56	36.0%	80,005	73.84	32.4%	30,494	38.1%	8.72
Operating income	46,728	34.91	15.2%	51,496	47.53	20.8%	(4,768)	-9.3%	(12.62)
Other income (expense), net	292	0.22	0.1%	407	0.38	0.2%	(115)	-28.3%	(0.16)

Income before income tax expense	47,020	35.13	15.3%	51,903	47.90	21.0%	(4,883)	-9.4%	(12.77)
Income tax expense	9,013	6.73	2.9%	18,220	16.82	7.4%	(9,207)	-50.5%	(10.09)

Net income	$38,007	$28.40	12.4%	$33,683	$31.09	13.6%	$4,324	12.8%	$(2.69)

Net revenue. Net revenue increased by $59.8 million, or 24.2%, to $306.9 million for the thirteen weeks ended September 29, 2018, as compared to $247.0 million for the thirteen weeks ended September 30, 2017, primarily as a result of an increase in shipments.

Volume. Total shipment volume increased by 23.5% to 1,338,000 barrels for the thirteen weeks ended September 29, 2018, as compared to 1,084,000 barrels for the thirteen weeks ended September 30, 2017, primarily due to increases in shipments of Truly Spiked & Sparkling, Twisted Tea and Angry Orchard products, partially offset by decreases in shipments of Samuel Adams brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the thirteen weeks ended September 29, 2018 increased by approximately 18% compared to the thirteen weeks ended September 30, 2017, primarily due to increase in depletions of Truly Spiked & Sparkling, Twisted Tea, and Angry Orchard brand products, partially offset by decreases in Samuel Adams brand products.

Shipments for the quarter increased at a higher rate than depletions and resulted in higher distributor inventory as of September 29, 2018 when compared to September 30, 2017. The Company believes distributor inventory as of September 29, 2018 was at an appropriate level based on inventory requirements to support forecasted growth of brands and new innovations. Inventory at Distributors participating in the Freshest Beer Program as of September 29, 2018 increased slightly in terms of days of inventory on hand when compared to September 30, 2017. The Company has approximately 77% of its volume on the Freshest Beer Program.

Net revenue per barrel. Net revenue per barrel increased by 0.6% to $229.27 per barrel for the thirteen weeks ended September 29, 2018, as compared to $228.00 per barrel for the comparable period in 2017, primarily due to price increases and lower excise taxes due to the Tax Cuts and Jobs Act of 2017, partially offset by package mix.

Cost of goods sold. Cost of goods sold was $111.80 per barrel for the thirteen weeks ended September 29, 2018, as compared to $106.64 per barrel for the thirteen weeks ended September 30, 2017. The 2018 increase in cost of goods sold of $5.16 per barrel was primarily the result of higher processing costs, due to increased production at third party locations, higher temporary labor at Company-owned breweries and higher packaging costs, only partially offset by cost saving initiatives in Company owned breweries.

Gross profit. Gross profit was $117.47 per barrel for the thirteen weeks ended September 29, 2018, as compared to $121.36 per barrel for the thirteen weeks ended September 30, 2017. Gross margin was 51.2% for the thirteen weeks ended September 29, 2018, as compared to 53.2% for the thirteen weeks ended September 30, 2017. The decrease in gross profit per barrel of $3.89 was primarily the result of an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $24.1 million, or 37.9%, to $87.8 million for the thirteen weeks ended September 29, 2018, as compared to $63.6 million for the thirteen weeks ended September 30, 2017. The increase was primarily the result of increased planned investments in media advertising and local marketing, higher salaries and benefits costs, and increased freight to Distributors due to higher rates and volumes, and less efficient truck utilization.

Advertising, promotional and selling expenses were 28.6% of net revenue, or $65.57 per barrel, for the thirteen weeks ended September 29, 2018, as compared to 25.8% of net revenue, or $58.74 per barrel, for the thirteen weeks ended September 30, 2017. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $6.4 million, or 39.0%, to $22.7 million for the thirteen weeks ended September 29, 2018, as compared to $16.4 million for the thirteen weeks ended September 30, 2017. The increase was primarily due to increases in salaries and benefits and stock compensation costs.

Income tax expense. During the thirteen weeks ended September 29, 2018, the Company recorded a net income tax expense of $9.0 million which consists of $13.7 million income tax expenses partially offset by a $4.5 million one-time impact related to tax accounting method changes and $0.1 million tax benefit related to stock option exercises in accordance with ASU 2016-09. The Company’s non-GAAP effective tax rate for the thirteen weeks ended September 29, 2018, excluding the impact of the adoption of ASU 2016-09, decreased to 19.4% from 36.1% for the thirteen weeks ended September 30, 2017, primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017 including a favorable one-time impact due to accounting method changes reported in the current period.

Thirty-nine Weeks Ended September 29, 2018 compared to Thirty-nine Weeks Ended September 30, 2017

	Thirty-nine Weeks Ended (in thousands, except per barrel)
	September 29, 2018			September 30, 2017			Amount change	% change	Per barrel change
Barrels sold	3,328			2,869			458	16.0%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$770,427	$231.51	100.0%	$656,672	$228.86	100.0%	$113,755	17.3%	$2.65
Cost of goods	375,133	112.73	48.7%	314,808	109.71	47.9%	60,325	19.2%	3.02

Gross profit	395,294	118.79	51.3%	341,864	119.14	52.1%	53,430	15.6%	(0.35)
Advertising, promotional and selling expenses	241,796	72.66	31.4%	185,232	64.56	28.2%	56,564	30.5%	8.10
General and administrative expenses	65,951	19.82	8.6%	54,315	18.93	8.3%	11,636	21.4%	0.89
Impairment of assets	517	0.16	0.1%	1,505	0.52	0.2%	(988)	-65.6%	(0.36)

Total operating expenses	308,264	92.63	40.0%	241,052	84.01	36.7%	67,212	27.9%	8.62
Operating income	87,030	26.15	11.3%	100,812	35.13	15.4%	(13,782)	-13.7%	(8.98)
Other income (expense), net	282	0.08	0.0%	634	0.22	0.1%	(352)	-55.5%	(0.14)

Income before income tax expense	87,312	26.24	11.3%	101,446	35.35	15.4%	(14,134)	-13.9%	(9.11)
Income tax expense	16,460	4.95	2.1%	32,927	11.48	5.0%	(16,467)	-50.0%	(6.53)

Net income	$70,852	$21.29	9.2%	$68,519	$23.88	10.4%	$2,333	3.4%	$(2.59)

Net revenue. Net revenue increased by $113.8 million, or 17.3%, to $770.4 million for the thirty-nine weeks ended September 29, 2018, as compared to $656.7 million for the thirty-nine weeks ended September 30, 2017, primarily as a result of an increase in shipments and increases in net revenue per barrel.

Volume. Total shipment volume increased by 16% to 3,328,000 barrels for the thirty-nine weeks ended September 29, 2018, as compared to 2,869,000 barrels for the thirty-nine weeks ended September 30, 2017, primarily due to increases in shipments of Truly Spiked & Sparkling, Twisted Tea and Angry Orchard products, partially offset by decreases in shipments of Samuel Adams brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the thirty-nine weeks ended September 29, 2018 increased by approximately 13% compared to the thirty-nine weeks ended September 30, 2017, primarily due to increases in depletions of Truly Spiked & Sparkling, Twisted Tea and Angry Orchard brand products, partially offset by decreases in Samuel Adams brand products.

Net revenue per barrel. Net revenue per barrel increased by 1.2% to $231.51 per barrel for the thirty-nine weeks ended September 29, 2018, as compared to $228.86 per barrel for the comparable period in 2017, primarily due to pricing increases and lower excise taxes due to the Tax Cuts and Jobs Act of 2017 partially offset by package mix.

Cost of goods sold. Cost of goods sold was $112.73 per barrel for the thirty-nine weeks ended September 29, 2018, as compared to $109.71 per barrel for the thirty-nine weeks ended September 30, 2017. The 2018 increase in cost of goods sold of $3.02 per barrel was primarily the result of higher processing costs, due to increased production at third party breweries, higher temporary labor at Company-owned breweries, and higher packaging costs, only partially offset by cost savings initiatives in Company breweries.

Gross profit. Gross profit was $118.79 per barrel for the thirty-nine weeks ended September 29, 2018, as compared to $119.14 per barrel for the thirty-nine weeks ended September 30, 2017. Gross margin was 51.3% for the thirty-nine weeks ended September 29, 2018, as compared to 52.1% for the thirty-nine weeks ended September 30, 2017. The decrease in gross profit per barrel of $0.35 was primarily the result of an increase in cost of goods sold per barrel only partially offset by an increase in net revenue per barrel.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $56.6 million, or 30.5%, to $241.8 million for the thirty-nine weeks ended September 29, 2018, as compared to $185.2 million for the thirty-nine weeks ended September 30, 2017. The increase was primarily the result of increased planned investments in local marketing, media advertising and point-of-sale, and increased freight to Distributors due to higher rates and volumes and less efficient truck utilization.

Advertising, promotional and selling expenses were 31.4% of net revenue, or $72.66 per barrel, for the thirty-nine weeks ended September 29, 2018, as compared to 28.2% of net revenue, or $64.56 per barrel, for the thirty-nine weeks ended September 30, 2017. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative. General and administrative expenses increased by $11.6 million, or 21.4%, to $66.0 million for the thirty-nine weeks ended September 29, 2018, as compared to $54.3 million for the thirty-nine weeks ended September 30, 2017. The increase was primarily due to increases in salaries and benefits and stock compensation costs.

Income tax expense. During the thirty-nine weeks ended September 29, 2018, the Company recorded a net income tax expense of $16.5 million which consists of $25.0 million income tax expenses partially offset by a $4.5 million one-time impact related to tax accounting method changes and $4.0 million tax benefit related to stock option exercises in accordance with ASU 2016-09. The Company’s non-GAAP effective tax rate for the thirty-nine weeks ended September 29, 2018, excluding the impact of the adoption of ASU 2016-09, decreased to 23.4% from 36.7% for the thirty-nine weeks ended September 30, 2017, primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017 including a favorable one-time impact due to accounting method changes reported in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $68.9 million as of September 29, 2018 from $65.6 million as of December 30, 2017, reflecting cash provided by operating activities that was only partially offset by cash used for purchases of property, plant and equipment and cash used in financing activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 29, 2018 was $108.1 million and primarily consisted of net income of $70.9 million and non-cash items of $59.3 million, partially offset by a net increase in operating assets and liabilities of $22.1 million. Cash provided by operating activities for the thirty-nine weeks ended September 30, 2017 was $108.2 million and primarily consisted of net income of $68.5 million and non-cash items of $41.6 million, partially offset by a net increase in operating assets and liabilities of $1.9 million.

The Company used $38.6 million in investing activities during the thirty-nine weeks ended September 29, 2018, as compared to $23.4 million during the thirty-nine weeks ended September 30, 2017. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, support product innovation and future growth.

Cash used in financing activities was $66.2 million during the thirty-nine weeks ended September 29, 2018, as compared to $105.8 million used in financing activities during the thirty-nine weeks ended September 30, 2017. The $39.6 million decrease in cash used in financing activities in 2018 from 2017 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase program, partially offset by an increase in proceeds from the exercise of stock options.

During the thirty-nine weeks ended September 29, 2018 and the period from September 30, 2018 through October 20, 2018, the Company repurchased approximately 350,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $88.3 million. As of October 20, 2018, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 29, 2018 of $68.9 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2018 and 2019 Outlook

Year-to-date depletions through the 42 weeks ended October 20, 2018 are estimated by the Company to have increased approximately 13% from the comparable period in 2017.

The Company is currently estimating 2018 depletions and shipments growth of between 12% and 15%, an increase of the previously communicated estimate of between 7% and 12%. The Company is targeting national price increases of between 1% and 2%, a narrowing of the previously communicated estimate of between zero and 2%. Full-year 2018 gross margins are currently expected to be between 50% and 52%, a decrease of the previously communicated estimate of between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $15 million and $25 million for the full year 2018, not including any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2018, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company currently projects Non-GAAP earnings per diluted share, which excludes the impact of ASU 2016-09, for 2018 of between $7.10 and $7.70, an increase and narrowing of the range from the previously communicated estimate of between $6.30 and 7.30, but actual results could vary significantly from this target. The Company estimates a full-year 2018 Non-GAAP effective tax rate of approximately 24%, which includes the favorable one-time impact of $0.38 per diluted share due to tax accounting method changes reported in the third quarter, but excludes the impact of ASU 2016-09. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is completing its 2019 planning process and will provide further detailed guidance when the Company presents its full-year 2018 results. The Company is currently using the following preliminary assumptions and targets for 2019. The Company is forecasting depletion and shipment percentage increase of high single digits to low double digits. The Company is targeting price increases per barrel of between zero and 3%. Full-year 2019 gross margins are currently expected to be between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses between $25 million and $35 million for the full year 2018, not including any changes in freight costs for the shipment of products to Distributors. This estimate is subject to timing of brand investments currently planned for the fourth quarter of 2018 which could move into 2019. The Company intends to increase its investment in its brands in 2019 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2018 Non-GAAP effective tax rate of approximately 27%, excluding the impact of ASU 2016-09.

The Company is continuing to evaluate 2018 capital expenditures. Its current estimates are between $65 million and $75 million, consisting mostly of investments in the Company’s breweries and taprooms. The Company estimates full-year 2019 capital spending of between $100 million and $120 million, consisting mostly of investments in the Company’s breweries and taprooms. The actual total amount spent on 2018 and 2019 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2018 and 2019 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At September 29, 2018, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended September 29, 2018.

Critical Accounting Policies

As disclosed in note B, on December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments.

There were no other material changes to the Company’s critical accounting policies during the three-month period ended September 29, 2018.

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

Item 4. CONTROLS AND PROCEDURES

As of September 29, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended September 29, 2018, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

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

As of October 20, 2018, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.

During the thirty-nine weeks ended September 30, 2018, the Company repurchased 350,827 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 31, 2017 to February 3, 2018	33,875	$188.94	33,539	$172,285
February 4, 2018 to March 3, 2018	27,974	178.89	27,920	167,286
March 4, 2018 to March 31, 2018	29,659	179.76	29,217	162,007
April 1, 2018 to May 5, 2018	44,329	213.23	44,232	152,565
May 6, 2018 to June 2, 2018	27,737	239.94	27,674	145,917
June 3, 2018 to June 30, 2018	24,943	280.50	24,926	138,921
July 1, 2018 to August 4, 2018	61,352	302.16	61,352	120,382
August 5, 2018 to September 1, 2018	53,127	290.28	53,000	104,974
September 2, 2018 to September 29, 2018	47,831	306.04	47,831	90,335

Total	350,827	$252.08	349,691	$90,335

Of the shares that were repurchased during the period, 1,136 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

As of October 20, 2018, the Company had 8.6 million shares of Class A Common Stock outstanding and 3.0 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: October 25, 2018	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: October 25, 2018	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)