Form 10-K
period 2018-12-29
BOSTON BEER CO INC
filed 2019-02-20
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $2,473.7 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 30, 2018). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 15, 2019, there were 8,706,975 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 2,917,983 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting to be held on May 16, 2019 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 29, 2018

PART I.

Item 1.	Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is a high-end alcoholic beverage company and one of the largest craft brewers in the United States. In fiscal 2018, Boston Beer sold approximately 4.3 million barrels of its proprietary products. During 2018, the Company’s brands include Samuel Adams®, Twisted Tea®, Angry Orchard® Hard Cider, and Truly Hard Seltzer, formerly marketed as Truly Spiked & Sparkling®, as well as craft beer brands brewed by its subsidiary A&S Brewing Collaborative LLC and its affiliates (“A&S Brewing”).

Boston Beer produces alcohol beverages including malt beverages (“beers”), hard cider and hard seltzer at Company-owned breweries and its cidery and under contract arrangements at other brewery locations. The Company-owned breweries include breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). The A&S Brewing breweries are located in Los Angeles, California (the “Angel City Brewery”), Miami, Florida (the “Concrete Beach Brewery”) and Brooklyn, New York (the “Coney Island Brewery”). The Company owns an apple orchard and cidery located in Walden, New York (the “Orchard” and “Cidery”).

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Industry Background

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry that by 2008 ultimately resulted in the two largest breweries, Anheuser-Busch InBev (“AB InBev”) and MillerCoors LLC (“MillerCoors”), comprising over 90% of all United States domestic beer production, excluding imports. During the last twenty years the number of breweries in the United States has increased significantly from approximately 1,500 in 2008 to over 7,000 in 2018. Most of these new breweries are craft (small and independent) brewers. The rise of craft breweries along with the growth of imported beers has resulted in a significant decline in the volume of the two largest breweries who now comprise approximately 70% of all United States domestic beer production, excluding imports.

The Company’s beers, hard ciders and hard seltzers are primarily positioned in the market for High End beer occasions. The Company defines “High End” beers, including craft beers, domestic specialty beers, most imported beer, hard cider, flavored malt beverages and hard seltzer that are called for by a High End beer drinker occasion. High End beers and beer occasions (the “High End category”) are determined by higher price, quality, image and taste, as compared with regular domestic beers. This category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share, as drinkers continue to trade up in taste and quality. Boston Beer is one of the largest suppliers in the High End category in the United States. The Company estimates that in 2018 the High End category percentage volume growth was approximately 8%, with the craft beer category volume growth approximately 5%, and total beer category volume essentially flat to slightly down. The Company believes that the High End category is now over 30% of the United States beer market.

The domestic beer industry, excluding the High End category, has experienced a decline in shipment volume over the last twenty years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers, health and wellness trends and increased competition from wine and spirits companies.

The Company’s Twisted Tea products compete within the flavored malt beverage (“FMB”) category of the beer industry (and the Company’s Twisted Tea products are included in generic references to the Company’s “beers” in this report). The Company believes that the FMB category comprises approximately 5% of United States beer consumption and that the volume comprising the FMB category grew approximately 13% in 2018. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category and a fast pace of product innovation.

The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry. The Company believes that the hard cider category comprises less than 1% of United States beer consumption. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. The hard cider category experienced very fast growth until a slowing in 2015, a decline in 2016 and 2017, and a return to growth in 2018. The Company estimates the category volume grew approximately 8% in 2018.

The Truly Hard Seltzer brand competes within the hard seltzer category that has similar characteristics to the beer industry for reporting and regulatory purposes. This category is small, growing rapidly in its early stages of development over the last 3 years, highly competitive and includes large international and domestic competitors. The Company believes that the hard seltzer category comprises less than 1% of United States beer consumption, but estimates that category volume grew approximately 200% in 2018.

Description of Business

The Company’s business goal is to become the leading supplier in the High End category by creating and offering high quality alcohol beverages. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering great beers, hard ciders and hard seltzers, and increasing brand availability and awareness through traditional media and digital advertising, point-of-sale, promotional programs and drinker education.

The Company’s Beer, Hard Cider and Hard Seltzer Business

The Company’s beers, hard ciders and hard seltzers are sold by the Company’s sales force to the same types of customers and drinkers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages, with a focus on promoting the Samuel Adams brand, but supported by complementary brands. The Samuel Adams, Twisted Tea, Angry Orchard and Truly Hard Seltzer brands are all available nationally, while the majority of the A&S Brewing brands focus on local distribution and tap rooms. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following. The Angry Orchard brand family was launched in the second half of 2011 in several markets and achieved national distribution in 2012. Since 2013, Angry Orchard has been the largest selling hard cider in the United States. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2018. The Company’s A&S Brewing subsidiary currently has three brands, including Angel City®, Coney Island® and Concrete Beach®.

The Company sells its beverages in various packages. Kegs are sold primarily for on-premise retailers, which include bars, restaurants, stadiums and other venues. Bottles, traditional cans and sleek cans are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores and liquor stores.

Samuel Adams Boston Lager® is the Company’s flagship beer that was first introduced in 1984. The Samuel Adams Seasonal program of beers was originally introduced in the late 1980’s and early 1990’s. These beers are brewed specifically for limited periods of time and in 2018 included Samuel Adams Cold Snap®, Samuel Adams Summer Ale, Samuel Adams OctoberFest, and Samuel Adams Winter Lager. The majority of the promotional and distribution efforts for the Samuel Adams brand family are focused on Samuel Adams Boston Lager and the Samuel Adams Seasonal program of beers in various bottle, can and keg packages.

After some test launches in late 2017, the Company began the national launch in the first quarter of 2018 of Samuel Adams Sam ’76, a revolutionary beer that is a uniquely flavorful and refreshing union of lager and ale. Later in 2018 and on a more limited basis, the Company launched Samuel Adams New England IPA, a hazy unfiltered IPA with citrusy hop flavor. In the first quarter of 2019, the Company launched nationally Samuel Adams New England Pale Ale, a more sessionable hazy unfiltered pale ale. Sam ’76 and both the Samuel Adams New England beers will be promoted and distributed nationally in 2019 and are viewed as important innovations and opportunities for sales volume growth within the Samuel Adams brand family.

Certain Samuel Adams beers may be produced at select times during the year solely for inclusion in the Company’s seasonal variety packs that are available nationally. During 2018, Samuel Adams Noble Pils, Samuel Adams Kellerbier, Samuel Adams Smoked Lager and Samuel Adams Coffee Black Lager were brewed and included in the Spring bottle variety packs, Samuel Adams Hefeweizen, Samuel Adams Raspberry Lemon Gose, Samuel Adams Golden Ale and Samuel Adams Pale Ale were brewed and included in Summer bottle variety packs, Samuel Adams Pumpkin Ale, Samuel Adams Black Lager, Samuel Adams Spruce Tip Lager and Samuel Adams Coffee Pale Ale were brewed and included in Fall bottle variety packs, and Samuel Adams Chocolate Bock, Samuel Adams Holiday Porter and Samuel Adams Old Fezziwig® Ale were brewed and included in Winter bottle variety packs. Additionally, beginning in 2011 the Company began limited releases of seasonal beers in various packages. In 2018, these limited seasonal release beers included Samuel Adams Porch Rocker® and Samuel Adams White Christmas.

The Samuel Adams Brewmaster’s Collection and Samuel Adams Rebel® IPA family include various styles of beer and are an important part of the Company’s portfolio and heritage, but currently receive limited promotional support and distribution. The Barrel Room Collection and Limited Edition Beers and certain specialty variety packs are produced in limited quantities and are sold at higher prices than the Company’s other products. The Company also releases a variety of specialty draft beers brewed in limited quantities for festivals and Beer Week celebrations and at its brewery tap rooms in both Boston, Massachusetts and Cincinnati, Ohio.

The Company offers nine styles of flavored malt beverages in the Twisted Tea brand family most of which are available nationally in both the United States and Canada. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original and Twisted Tea Half and Half in various can packages.

The Company offers twelve styles of hard cider in the Angry Orchard brand family most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Angry Orchard brand family are focused on Angry Orchard Crisp Apple and Angry Orchard Rosé in various bottle, can and keg packages.

The Company offers nine styles of hard seltzer in the Truly brand family most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Truly brand family are focused on Truly Citrus Mix Pack and Truly Berry Mix Pack in sleek can packages.

The Company continually evaluates the performance of its various beer, hard cider and hard seltzer and the rationalization of its product line as a whole. Periodically, the Company discontinues certain styles and packages. Certain styles or brands discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

Product and Packaging Innovations

The Company has a proven track record of innovation and building new brands and is committed to maintaining its position as a leading innovator. To that end, the Company continually tests new beers, hard ciders, hard seltzers and other alcohol beverages and may sell them under various brand labels for evaluation of drinker interest. The Boston Brewery and the Orchard, along with its other breweries and tap rooms spend significant time ideating, testing and developing alcohol beverages for the Company’s potential future commercial development and evaluating ingredients and process improvements for existing beverages.

In 2018, the Company introduced Angry Orchard Rosé, a Truly Berry Variety Pack, Truly Wild Berry, Sam’76 and Samuel Adams New England IPA. Overall in 2018, these five new product innovations are within the top product introductions in their respective categories. In 2019, the Company plans to build upon these successful innovations with three additional brands that it believes address important opportunities for High End beer occasions. These brands include 26.2 Brew from the Company’s wholly owned affiliate Marathon Brewing Company, Wild Leaf Hard Tea, a craft hard tea, and Tura Alcoholic Kombucha, an alcoholic kombucha tea. The Company is in the very early stages of national launch of both 26.2 Brew and Wild Leaf and will launch Tura later in the quarter on a more limited geographical basis.

In 2013, the Company completed a two-year research effort to develop a beer can to improve the experience of the beer drinker who chooses to drink from a can. The features of this custom Sam can include a wider lid with an opening slightly further from the edge of the lid, an extended lip and an hourglass ridge, all of which features are believed by the Company to enhance the craft beer drinker’s experience relative to a traditional beverage can. Currently, Samuel Adams Boston Lager, Samuel Adams Seasonal beers, Samuel Adams Sam ’76, Samuel Adams New England IPA, Samuel Adams Rebel IPA beers and some of the A&S Brewing beers are available in this uniquely-designed can.

Sales, Distribution and Marketing

As dictated by the legal and regulatory environment, most all of the Company’s sales are made to a network of approximately 375 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as grocery stores, club stores, convenience stores, liquor stores, bars, restaurants, stadiums and other retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, Australia, New Zealand, the Caribbean, the Pacific Rim, Mexico, and Central and South America.

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beers, hard ciders and hard seltzers for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts. During 2018, the Company’s largest Distributor accounted for approximately 3% of the Company’s net sales. The top three Distributors collectively accounted for approximately 7% of the Company’s net sales. In some states and countries, the terms of the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

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

In an effort to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the retail market, in late 2010 the Company introduced its Freshest Beer Program with domestic

Distributors in several markets. The goal of the Freshest Beer Program is to work in cooperation with the Distributors to provide better on-time service, forecasting, production planning, substantially reducing Distributor inventory levels. At the close of its 2018 fiscal year, the Company had Distributors representing approximately 77% of the Company’s domestic volume participating in the Program. The Company has successfully reduced the inventories of participating Distributors in the aggregate by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has significantly changed the ordering process for participating Distributors and has resulted in a shorter period between order placement and shipment and a resulting reduction in open orders.

In late 2018, in response to anticipated supply chain constraints and demand forecasts, the Company began working with certain Distributors on plans to increase Distributor inventories of certain brands during the first half of 2019 to ensure that drinker demand can be met during seasonal peaks during the summer months. The Company expects that Distributor inventories will return to levels consistent with 2018 in terms of weeks on hand in the second half of 2019.

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

The Company also engages in media campaigns — including television, radio, digital and social media, billboards and print. These media efforts are complemented by participation in sponsorships, which currently include the Boston Red Sox, the Richard Childress Racing Team of the NASCAR Cup Series, the Kentucky Derby, the Boston Marathon, local beer festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neon signs, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

Corporate Social Responsibility

In 2008, the Company launched its core philanthropic initiative, Samuel Adams Brewing the American Dream®. In partnership with ACCION, one of the nation’s largest non-profit micro-lenders, the program supports small business owners in the food, beverage, and brewing industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program, the Company and ACCION have worked together to loan more than $29 million to more than 2,000 small business owners who have subsequently repaid these loans at a rate of more than 96%. Boston Beer employees, together with local business partners and community organizations, have provided coaching and mentoring to more than 11,000 business owners across the country. These efforts have helped to create or maintain more than 7,500 local jobs.

Ingredients and Packaging

The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beverages. These ingredients include:

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2018 North American barley crop, which will support 2019 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity, though quality from key areas in Canada was again highly variable and in some cases below long term averages. The average booked 2018 barley crop prices were comparable to historical long term averages. There has been a long-term trend of declining acres and production in North America against relatively stable malt demand. The Company purchased most of the malt used in the production of its beers from two suppliers during 2018. The Company currently has a multi-year contract with one of its suppliers and a one year agreement with the other supplier. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

Hops. The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in the other areas of Europe, United States, England and New Zealand. Noble hops are grown in several specific areas recognized for growing hops with superior taste and aroma properties. These noble hops include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany and Saaz from the Czech Republic. The United States hops, grown primarily in the Pacific Northwest, namely Cascade, Simcoe®, Centennial, Chinook, Citra®, Amarillo®, and Mosaic® are used in certain Company ales and lagers, as are the Southern Hemisphere hop varieties, Galaxy and Nelson Sauvin. Traditional English hops, namely, East Kent Goldings and Fuggles, are also used in certain Company ales. Other hop sources and varieties including new experimental varieties such as HBC 566 and HBC 682 are also tested from time to time and used in certain beers. The Company uses hops in various formats including T-90 hop pellets, T-45 hop pellets and CO2 Extract.

The European hop crop harvested in 2018 was well below historical long term averages in both quality and quantity due to high temperatures and low precipitation. The United States hop crop harvested in 2018 was consistent with historical long term averages in quality, with an increase in overall quantity driven by expansion of planted acres in recent years. However, the demand for certain hops grown in the United States has risen dramatically due to the success and proliferation of craft brewers and the popularity of beer styles that include hop varieties grown in the United States, with the result that prices continue to rise for both spot purchases and forward contract pricing and occasionally certain United States hops are in tight supply until the next crop or beyond.

The Company enters into purchase commitments with ten primary hop dealers, based on the Company’s projected future volumes and brewing needs. The dealers either have the hops that are committed or will contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German and Czech Republic hops, in Pounds Sterling for some English hops, US Dollars for United States and some English hops and New Zealand Dollars for the New Zealand hops. The Company does not currently hedge its forward currency commitments.

For the hop crop harvested in 2018, the Company expects to realize less than full delivery on European hop contracts and full delivery on United States and New Zealand hop contracts. The Company attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers based on its best estimate of likely short-term demand. The Company classifies hops inventory in excess of two years of forecasted usage in other long term assets.

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

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2018, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for United States apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture, could affect both price and supply. The 2018 apple crop in Europe for certain regions was lower than historical long term averages, due to climate conditions. The 2018 apple crop in the United States was consistent with historical long term averages. The Company has entered into contracts to cover its expected needs for 2019 and expects to realize full delivery against these contracts.

In 2015, the Company purchased and opened the Cidery in Walden, NY. The Company uses the apple varieties harvested at the Orchard to experiment and develop new hard ciders for retail sales on site.

Other Ingredients. The Company maintains competitive sources for most of the other ingredients used in the production of its beverages.

Packaging Materials. The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases and glass. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2018, cans, crowns, and labels were each supplied by a single source; however, the Company believes that alternative suppliers are available.

During 2018, as the Truly brand family sleek can packages experienced significant growth, the Company experienced supply pressures on sleek cans. The demand for sleek cans in the beverage industry has significantly increased and there has been a shortage of capacity as sleek can manufacturers and sleek can contract manufacturers adjust their supply chains to accommodate this increased demand. The Company is working to add an additional supplier and increase packaging capacity to accommodate its expected needs for 2019 and currently expects to have sufficient supply and capacity to meet those needs.

The Company initiates bottle deposits in some states and reuses glass bottles that are returned pursuant to certain state bottle recycling laws. The Company derives some economic benefit from its reuse of returned glass bottles. The financial impact of reusing glass varies based on the costs of collection, sorting and handling and arrangements with retailers, Distributors and dealers in recycled products. There is no guarantee that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.

Quality Assurance

As of December 29, 2018, the Company employed over fifteen brewmasters to monitor the Company’s brewing operations and control the production of its beers, hard ciders and hard seltzers both at Company-owned breweries and at the third-party breweries at which the Company’s products are brewed. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s beers, hard ciders and hard seltzers conforms to the Company’s standards. The Company has on-site quality control labs at each of the Company-owned breweries, and supports the smaller tap rooms and local breweries with additional centralized lab services.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle, can and keg of its beers, in order to ensure that its drinkers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Production Strategy

During 2018, the Company brewed, fermented and packaged over 80% of its volume at breweries owned by the Company. The Company made capital investments in 2018 of approximately $55 million, most of which represented investments in the Company’s breweries. These investments were made to drive efficiencies and cost reductions, support product innovation and future growth. Based on its current estimates of future volumes and mix, the Company expects to invest between $100 million and $120 million in 2019 to meet those estimates. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.

The Pennsylvania Brewery and the Cincinnati Brewery produce most of the Company’s shipment volume. The Pennsylvania Brewery is the Company’s largest brewery and the Cincinnati Brewery is the primary brewery for the production of most of the Company’s specialty, lower volume products and also supplies the Company’s Cincinnati tap room.

The Boston Brewery’s production is mainly for developing new types of innovative and traditional beers, and brewing and packaging beers for retail sales on site at its gift shop and tap room, and supporting draft accounts in the local market area.

The Cidery’s production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site and in the local market area.

Production at the A&S Brewing breweries is mainly for developing innovative and traditional beers and supporting draft accounts in the respective local market areas and providing beers for on-premise consumption at their respective tap rooms.

The Company carefully selects breweries and packaging facilities owned by others with (i) the capability of utilizing traditional brewing, fermenting and finishing methods and (ii) first-rate quality control capabilities throughout the process. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to produce and package the Company’s beverages. The Company currently has a brewing services agreement with subsidiaries of City Brewing Company, LLC (“City Brewing”), to produce its products. During 2018, the Company amended the brewing services agreement to include a minimum capacity availability commitment by City Brewing. The amendment grants the Company the right to extend the agreement beyond the December 31, 2021 termination date on an annual basis through December 31, 2025. The amendment requires the Company to pay up to $4 million dollars in both 2018 and 2019 for capital improvements at City Brewing facilities.

The Company’s International business is supplied by breweries owned by the Company and brewing and packaging agreements that include packaging bulk shipments of beer and hard cider and production under license at international locations.

While the Company believes that it has alternatives available to it, in the event that production at any of its locations is interrupted, severe interruptions at the Pennsylvania Brewery would be problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics if interruptions were to occur, and could face significant delays in starting up replacement production locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shut downs, or natural or unavoidable catastrophes. Also, as the brewing industry has consolidated and the Company has grown, the capacity and willingness of breweries owned by others where the Company could produce some of its beers, hard ciders and hard seltzers, if necessary, has become a more significant concern. The Company would work with available contract brewers to attempt to minimize any potential disruptions.

Competition

The High End category within the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company expects competition and innovation among domestic craft brewers to remain strong, as the number of craft brewers continues to grow. The Company estimates there are over 7,000 breweries in operation, up from approximately 1,500 operating breweries in 2008. Most of these new breweries are craft (small and independent) brewers. Also, existing craft breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles.

Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company has. The two largest brewers in the United States, MillerCoors and AB InBev, participate actively in the High End category, both through importing and distributing foreign brands that compete in the High End category and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing craft breweries. In addition, Miller Coors’ Tenth and Blake and AB InBev’s High End Division were formed as business units headquartered in the United States that are focused exclusively on competing in the High End category.

While 2018 was a relatively quiet year for acquisitions in the industry, the last few years had numerous acquisitions with the largest being AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to MolsonCoors of its 58% share of the MillerCoors joint venture with MolsonCoors in 2016. There were also numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. The most significant in the last few years include Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion, Constellation Brands’ acquisition of Ballast Point Brewing & Spirits for approximately $1 billion, AB InBev’s purchase of multiple craft breweries, including Elysian Brewing Company, Golden Road Brewing, Four Peaks Brewing Company, Breckenridge Brewing, Devils Backbone, Karbach and Wicked Weed and MillerCoors’ purchase of multiple craft breweries, including Hop Valley Brewing, Saint Archer Brewery and Revolver Brewing. AB InBev also acquired Spiked Seltzer, a previously independent hard seltzer company.

The Company’s products also compete with other alcoholic beverages for drinker attention and consumption and the pace of innovation in the categories in which the Company competes is increasing. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up, in order to position its beers, hard ciders and hard seltzers competitively with wine and spirits.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the Distributor’s attention, time and selling efforts. In retail establishments, the Company competes for shelf, cold box and tap space. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the market for High End beer occasions include product quality and taste, brand advertising and imagery, trade and drinker promotions, pricing, packaging and the development of innovative new products.

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

The Company has certain competitive advantages over the local and regional craft brewers, including a long history of awards for product quality, greater available resources and the ability to distribute and promote its products on a more cost-effective basis. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, higher product quality, a lack of import charges and superior product freshness.

The Company’s Twisted Tea product line competes primarily within the FMB category of the beer industry. FMBs, such as Twisted Tea, Smirnoff Ice®, Mike’s Hard Lemonade®, Bud Light Lime® Ritas, and Redd’s® Apple Ale are flavored malt beverages that are typically priced competitively with High End Beers. In 2017, MolsonCoors announced plans to distribute and support Arnold Palmer Spiked, and Phusion Projects (maker of Four Loko®) announced plans to introduce John Daly’s Grip It & Sip It® Hard Iced Tea. As noted earlier, this category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with High End Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand names ‘Strongbow’; AB InBev under ‘Stella Cidre’ and ‘Virtue Cider’ and MillerCoors under the brand names ‘Smith & Forge Hard Cider’ and ‘Crispin Cider’. In recent years, regional and local cideries including Bold Rock and Austin East Ciders have built businesses that have gained share locally at the expense of the national brands.

The Company’s Truly Hard Seltzer beverages compete within the hard seltzer category. This category is small, in its early stages of development, highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with High End beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mikes Hard Lemonade under ‘White Claw’; ABInbev under ‘Spiked Seltzer’ and ‘Bon & Viv’s’; Diageo under “Smirnoff Spiked Sparkling Seltzer”; and MillerCoors under ‘Henry’s Hard Sparkling Water’. The Company expects numerous additional entrants in the hard seltzer category during 2019 as the category continues to develop distribution and drinker awareness.

Regulation and Taxation

The alcoholic beverage industry is regulated by federal, state and local governments. These regulations govern the production, sale and distribution of alcoholic beverages, including permitting, licensing, marketing and advertising. To operate its production facilities, the Company must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including but not limited to, the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), the Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies.

Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Beginning in 2018, as a result of the “Tax Cuts and Jobs Act”, the Company’s federal excise tax rate on beer and hard seltzer is $16 per barrel on all barrels below 6 million barrels produced annually. The top tier rate on hard cider (with alcohol by volume of 8.5% or less) is $0.226 per gallon, on hard cider (with non-qualifying fermentable fruits) is $1.07 per gallon, and on artificially carbonated wine (hard cider with high CO2 levels) is $3.30 per gallon. Prior to 2018, the federal excise tax on beer and hard seltzer was $18 per barrel, on hard cider (with alcohol by volume of 8.5% or less) was $0.226 per gallon, on hard cider (with non-qualifying fermentable fruits) was $1.07 per gallon, and on artificially carbonated wine (hard cider with high CO2 levels) was $3.30 per gallon. These lower rates for beer, hard seltzer and hard cider currently expire at the end of 2019. States levy excise taxes at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Trademarks

The Company has obtained trademark registrations with the United States Patent and Trademark Office for over 240 trademarks, including Samuel Adams®, Sam Adams®, Samuel Adams Boston Lager®, Samuel Adams Utopias®, Samuel Adams Brewing the American Dream®, Angry Orchard®, Twisted Tea®, The Traveler Beer Co.®, Coney Island®, Angel City Brewery®, Concrete Beach® and Truly Spiked & Sparkling®. It also has a number of common law trademarks, including Infinium™. The Samuel Adams trademark, the Samuel Adams Boston Lager trademark, the Angry Orchard trademark, the Twisted Tea trademark and other Company trademarks are also registered or have registrations pending in various foreign countries. The Company regards its Samuel Adams family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to oppose infringements of its marks through available enforcement options.

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

As part of its efforts to be environmentally friendly, the Company has adopted a number of practices designed to reduce waste, improve recycling and utilities consumption at its breweries. The Company also continues to reuse its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, retailer, Distributor, and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue its current used glass practices.

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

Employees

As of December 29, 2018, the Company employed 1,543 people, of which 84 were covered by collective bargaining agreements at the Cincinnati Brewery. The collective bargaining agreements involve three labor unions, with one contract that covers 66 employees expiring in 2019, one contract expiring in 2020, and one contract expiring in 2022. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.

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

The Company Faces Substantial Competition.

The market for High End beer occasions within the United States is highly competitive, due to the increasing number of brewers with similar pricing and target drinkers, and gains in market share achieved by domestic specialty beers and imported beers, and more recently the acquisition of craft brewers by the four largest market competitors, AB InBev, MillerCoors, Constellation and Heineken. The Company faces strong competition from these brewers, as they acquire craft brewers or introduce new domestic specialty brands to many markets and expand their efforts behind existing brands. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, also continue to compete aggressively in the United States beer market. The Company anticipates competition among domestic craft brewers will remain strong, as many local craft brewers continue to experience growth and there were many new startups in 2018. The Company estimates there are now over 7,000 breweries in operation up from approximately 1,500 breweries in 2008. Also, existing breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles. The continued growth in the sales of craft-brewed domestic beers and in imported beers is expected to increase the competition in the market for High End beer occasions within the United States and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline.

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

There Is No Assurance of Continued Growth and that the Company Can Adapt to the Challenges of the Changing Competitive Environment.

From 2015 to 2017, the Company experienced a decline in the demand for its products as craft beer growth rates slowed and the hard cider category declined. In 2018, the Company experienced increases in demand for its products and grew 13% in depletion volume compared to 2017. The Company is targeting shipment and depletion volume growth of between 8% and 13% in 2019. The Company’s ability to sustain double digit growth trends may be affected by an increasing number of competitors and markets where drinker interest is primarily in new or local products, rather than national brands. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. Additionally, changes in the use of media and technology are changing the economics of how to market brands to drinkers and may be diminishing the traditional competitive advantage the Company may have had in buying national media relative to smaller brands. While the Company believes that a combination of innovation, new brand messaging and exploration of new media, and increased investment and sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, and to maintain the current levels of distributor and retailer support of its brands, it’s current brand investment levels, and current returns to shareholders, and could potentially require a review of long term organization and brewery needs. Currently, the Company believes it can continue to grow in 2019 and in future years but there is no guarantee it will be successful.

The Company’s Advertising and Promotional Investments May Affect the Company’s Financial Results but Not be Effective.

The Company has incurred, and expects to continue to incur, significant advertising and promotional expenditures to enhance its brands, even though these expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. While the Company attempts to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales.

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

The domestic beer industry, other than the market for High End beer occasions, has experienced a slight decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers, health and wellness trends and increased competition from wine and spirits companies. If consumption of the Company’s products in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional societal pressure or governmental regulations, the Company’s business could be materially adversely affected.

Certain states are considering or have passed laws and regulations that allow the sale and distribution of marijuana. Currently it is not possible to predict the impact of this on sales of alcohol, but it is possible that legal marijuana usage could adversely impact the demand for the Company’s products.

The Company Is Dependent on Its Distributors.

In the United States, where approximately 96% of its beer is sold, the Company sells most of its alcohol beverages to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with approximately 375 Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership within the current distribution network could lead to less support of the Company’s products.

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

Impact of Changes in Drinker Attitudes on Brand Equity and Inherent Risk of Reliance on the Company’s Founder in the Samuel Adams Brand Communications.

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

In addition to these inherent brand risks, the founder and Chairman of the Company, C. James Koch, is an integral part of the Company’s Samuel Adams brand history, equity and current and potential future brand messaging and the Company relies on the positive public perception of its founder. The role of Mr. Koch as founder, brewer and leader of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If Mr. Koch were not available to the Company to continue his active role, his absence could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if drinkers’ views of Mr. Koch were to change negatively. If either of these were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

Turnover in Company Leadership or Other Key Positions May Lead to Loss of Key Knowledge or Capability and Adversely Impact Company Performance.

In 2016, the Company made changes in several senior management positions, including hiring a new Chief Financial Officer, Chief Marketing Officer and Senior Vice President, Supply Chain, and promoting a new Vice President for Human Resources. In early 2017, the Company’s then President and Chief Executive Officer, Martin Roper, announced his plans to retire in 2018 after leading the Company for more than 17 years. In the second quarter of 2018, Dave Burwick joined as President and Chief Executive Officer. Mr. Burwick has an established track record of innovation and business success in the beverage and consumer goods industries and has served on Boston Beer’s Board of Directors since 2005. His most recent role was Chief Executive Officer of Peet’s Coffee and prior to joining Peet’s, Mr. Burwick served as President of North America for Weight Watchers and in numerous leadership roles over 20 years at PepsiCo, including Chief Marketing Officer of Pepsi-Cola North America. The Company is actively searching for a Chief Marketing Officer after its Chief Marketing Officer stepped down from his position effective July 31, 2018. The Company may well experience further changes in key leadership or key positions in the future. The departure of key leadership personnel, especially a long-serving Chief Executive Officer, can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the declining growth environment now facing the Company. Failure to attract and retain the right talent, or to manage the transition of responsibilities resulting from such turnover smoothly, would affect the Company’s ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.

The Company has Significantly Increased its Product Offerings and Distribution Footprint, which Increases Complexity and Could Adversely Affect the Company’s Results.

The Company has significantly increased the number of its commercially available beers, hard ciders and hard seltzers that it produces. Since 2010, the Company has introduced many new beers, ciders and hard seltzers under the Samuel Adams, Angry Orchard, Twisted Tea and Truly Hard Seltzer brand names. A&S Brewing currently has three brands, including three small breweries and tap rooms, where beer is sold and consumed on-premise. In 2015, the Company opened the Angry Orchard Innovation Cider House at the Orchard located in Walden, New York, where hard cider is fermented, sold and consumed on-premise. In 2016, the Company began national distribution of certain styles of the Truly Hard Seltzer brand. In 2017 and 2018, the Company opened Samuel Adams tap rooms at the Boston Brewery and in Cincinnati, respectively, where beer is sold and consumed on-premise. In 2019, the Company plans to introduce three additional brands which include 26.2 Brew from the Company’s wholly owned affiliate Marathon Brewing Company; Wild Leaf Hard Tea, a craft hard tea, and Tura Alcoholic Kombucha, an alcoholic kombucha tea. The Company is in the very early stages of national launch of both 26.2 Brew and Wild Leaf and will launch Tura later in the quarter on a more limited geographic basis. Also, during 2019, the Company is planning to construct and open in the fourth quarter an additional Samuel Adams tap room and small brewery in downtown Boston. These additional brands and locations, along with the increases in demand for certain existing brands, have added to the complexity of the Company’s product development process, as well as its brewing, fermenting, packaging, marketing and selling processes. There can be no assurance that the Company will effectively manage such increased complexity, without experiencing coordination issues, and operating inefficiencies, supply shortages or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business and financial results.

Impact of Reliance on Company-Owned Production Facilities, Reduced Availability of Breweries Owned by Others, and Inability to Leverage Investment in the Company-Owned Breweries Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.

Prior to 2008, the Company pursued a production strategy that combined the capacity at its Cincinnati Brewery, which was acquired in 1997, with significant production arrangements at breweries owned by third parties. The brewing services arrangements with breweries owned by others allowed the Company to utilize their excess capacity, providing the Company with production flexibility, as well as cost advantages over its competitors, while maintaining full control over the brewing process for its products. The Company purchased the Pennsylvania Brewery in June 2008. As a result of that acquisition and the subsequent expansion of the Pennsylvania Brewery’s capacity, the volume of core brands brewed at Company-owned breweries increased, and is currently over 80% of the Company’s volume is produced and packaged at breweries that it owns.

In 2018, the Company brewed its flagship beer, Samuel Adams Boston Lager, at three of the Companies breweries, but at any particular time it may rely on only one brewery for its products other than Samuel Adams Boston Lager. The Company expects to continue to brew most of its domestic volume in 2019 at its Company-owned breweries. This reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak season. In addition, if interruptions were to occur, the Company may not be able to maintain its current economics and could face significant delays in starting replacement brewing locations. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shut downs or natural or unavoidable catastrophe.

The growth in the Company’s business and product complexity and the expansion of the capacities and manpower at the Company’s breweries to facilitate greater reliance on its owned breweries heighten the management challenges that the Company faces. In recent years, the Company has had product shortages and service issues. The Company’s supply chain struggled under the increased volume and experienced increased operational and freight costs as it reacted. In response to these issues, the Company has significantly increased its packaging capabilities and tank capacity and added personnel to address these challenges. There can be no assurance that the Company will effectively manage such increasing complexity without experiencing future planning failures, operating inefficiencies, insufficient employee training, control deficiencies or other issues that could have a material adverse effect on the Company’s business and financial results. The prior growth of the Company, changes in operating procedures and increased complexity have required significant capital investment. To date, the Company on an overall basis has not seen operating cost leverage from these investments and there is no guarantee that it will.

The Company continues to avail itself of capacity at third-party breweries. During 2018, the Company brewed and/or packaged certain products under service agreements with City Brewing Company, LLC. In selecting third party breweries for brewing services arrangements, the Company carefully weighs a brewery’s capability of utilizing traditional brewing, fermenting and finishing methods and its quality control capabilities throughout the production process. To the extent that the Company needs to avail itself of a third-party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the brewing capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

As the beer industry continues to consolidate and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew, ferment or package some of its products, if necessary, has become a more significant concern and, thus, there is no guarantee that the Company’s needs will be uniformly met. The Company continues to work at its Company-owned breweries and with its contract brewers to attempt to minimize any potential disruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production and/or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s business and financial results. A simultaneous interruption at several of the Company’s production locations or an unexpected interruption at one of the Company-owned breweries would likely cause significant disruption, increased costs and, potentially, lost sales.

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

The Company attempts to balance these factors through a combination of owned breweries and access to contract facilities, but there is no guarantee that this strategy is optimal, and it might result in short term costs and inefficiencies.

The Company is Dependent on Key Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess/Shortage Inventory Exposure for the Company.

The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt, hops and other ingredients, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from two suppliers during 2018. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

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

The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed management’s expected future usage. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are sourced primarily from European and United States suppliers and include bittersweet apples from France and culinary apples from Italy and Washington state. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. The Company has entered into contracts to cover its expected needs for 2019 and expects to realize full delivery against these contracts.

During 2018, as the Truly brand family sleek can packages experienced significant growth, the Company experienced supply pressures on sleek cans. The demand for sleek cans in the beverage industry has significantly increased and there has been a shortage of capacity as sleek can manufacturers and sleek can contract manufacturers adjust their supply chains to accommodate this increased demand. The Company is working to add an additional supplier and increase packaging capacity to accommodate its expected needs for 2019 and currently expects to have sufficient supply and capacity to meet those needs.

The Company has not experienced material difficulties in obtaining timely delivery from its suppliers, although the Company has had to pay significantly above historical prices to secure supplies when inventory and supply have been tight.

The Company’s new product development can also be constrained by any limited availability of certain ingredients. Growth rates higher than planned or the introduction of new products requiring special ingredients could create demand for ingredients greater than the Company can source. Although the Company believes that there are alternative sources available for some of the ingredients and packaging materials, there can be no assurance that the Company would be able to acquire such ingredients or packaging materials from substitute sources on a timely or cost-effective basis, in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements were secured.

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

The Company Relies Upon Complex Information Systems

The Company depends on information technology to be able to operate efficiently and interface with customers and suppliers, as well as maintain financial and accounting reporting accuracy to ensure compliance with all applicable laws. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. The Company recognizes that many groups on a world-wide basis have experienced increases in cyber attacks and other hacking activity. The Company has dedicated internal and external resources to review and address such threats. However, as with all large information technology systems, the Company’s systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting information, disrupting business processes, or engaging in the unauthorized use of strategic information. Such unauthorized access could disrupt business operations and could result in the loss of assets or revenues, remediation costs or damage to the Company’s reputation, as well as litigation against the Company by third parties adversely affected by the unauthorized access. Such events could have a material adverse effect on the Company’s business and financial results. The Company also relies on third parties for supply of software, software and data hosting and telecommunications and networking, and is reliant on those third parties for the quality and integrity of these complex services. Failure by a third party supplier could have material adverse effects on the Company’s ability to operate.

An Increase in Packaging Costs Could Harm the Company’s Financial Results.

The Company maintains competitive sources for the supply of certain packaging materials, such as shipping cases and glass. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2018, cans, crowns and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition and consolidation activity in several of the packaging supplier networks which could potentially lead to disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts. If the Company’s needs differ significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant to Company financial results.

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

Changes in Tax, Environmental and Other Regulations, Government Shutdowns or Failure to Comply with Existing Licensing, Trade or Other Regulations Could Have a Material Adverse Effect on the Company’s Financial Condition.

The Company’s business is highly regulated by federal, state and local laws and regulations regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with Distributors, environmental impact of operations and other matters. These laws and regulations are subject to frequent reevaluation, varying interpretations and political debate, and inquiries from governmental regulators charged with their enforcement. In addition, any delays in federal or state government required approvals caused by federal or state government shutdowns, similar to the recent January 2019 federal government shutdown, could prevent new brands or innovations from getting to market on time or at all. Failure to comply with existing laws and regulations to which the Company’s operations are subject or any revisions to such laws and regulations or the failure to pay taxes or other fees imposed on the Company’s operations and results could result in the loss, revocation or suspension of the Company’s licenses, permits or approvals, and could have a material adverse effect on the Company’s business, financial condition and results of operations. Changes in Federal and other tax rates could have a significant effect on the Company’s financial results.

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

The Company’s Operating Results and Cash Flow May Be Adversely Affected by Unfavorable Economic, Financial and Societal Market Conditions.

Volatility and uncertainty in the financial markets and economic conditions may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy and agricultural products may rise faster than current estimates, including increases resulting from currency fluctuations; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s Distributors may increase; (d) the impact of currency fluctuations on amounts owed to the Company by distributors that pay in foreign currencies; (e) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (f) overall beer consumption may decline; or (g) drinkers of the Company’s products may change their purchase preferences and frequency, which might result in sales declines.

Item 1B.	Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2018 fiscal year, and (3) remain unresolved.

Item 2.	Properties

The Company maintains its principal corporate offices in approximately 54,200 square feet of leased space located in Boston, Massachusetts, the term of which is set to expire in 2026. The Company also leases a small office in Vermont.

The Company maintains a Samuel Adams tap room, small brewery and tour center in Boston, Massachusetts in approximately 43,000 square feet of leased space. The current term of the lease for this facility will expire in 2024, although it has an option to extend the term for an additional five years.

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

The Company leases approximately 48,650 square feet of space in Los Angeles, California, which houses a tap room, small brewery and tour center. The current term of the lease for this facility will expire in 2021.

The Company leases approximately 11,365 square feet of space in Miami, Florida, which houses a tap room, small brewery and tour center. The current term of the lease for this facility will expire in 2023.

The Company leases approximately 9,000 square feet of space in Boston, Massachusetts, where it is in the process of constructing a Samuel Adams tap room and small brewery which it expects to open during the fourth quarter of 2019. The current term of the lease for this facility will expire in 2028, although it has two options to extend the term for an additional 5 years.

The Company leases approximately 8,900 square feet of space in Cincinnati, Ohio, which houses Samuel Adams Tap Room and small brewery. The current term of the lease for this facility will expire in 2028.

The Company leases approximately 7,100 square feet of space within the retail section of MCU Park in Brooklyn, New York, which houses a tap room and small brewery. The current term of the lease for this facility will expire in 2020, although it has an option to extend the term for an additional 5 years.

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

The graph set forth below shows the value of an investment of $100 on January 1, 2014 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”), the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) and a custom peer group which consists of Molson Coors Brewing Company and Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Inc.), the two remaining U.S. publicly-traded brewing companies (“Peer Group”), for the five years ending December 29, 2018.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending

Company Name / Index	12/27/14	12/26/15	12/31/16	12/30/17	12/29/18
The Boston Beer Company, Inc.	22.16	-30.55	-17.31	12.51	24.97
S&P 500 Index	15.76	0.77	11.07	21.83	-5.20
S&P 500 Beverages Index	19.04	10.52	1.77	18.84	-3.29
Peer Group	37.43	25.24	6.10	-13.65	-30.08

	Base	INDEXED RETURNS Years Ending
Company Name / Index	Period 12/28/13	12/27/14	12/26/15	12/31/16	12/30/17	12/29/18
The Boston Beer Company, Inc.	100	122.16	84.84	70.16	78.93	98.65
S&P 500 Index	100	115.76	116.64	129.55	157.84	149.63
S&P 500 Beverages Index	100	119.04	131.56	133.89	159.11	153.89
Peer Group	100	137.43	172.11	182.60	157.68	110.25

Peer Group Companies
Craft Brew Alliance Inc
Molson Coors Brewing Co

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange. The Company’s NYSE symbol is SAM. For the fiscal periods indicated, the high and low per share sales prices for the Class A Common Stock of The Boston Beer Company, Inc. as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 2018	High	Low
First Quarter	$202.35	$160.40
Second Quarter	$257.90	$185.95
Third Quarter	$329.95	$251.15
Fourth Quarter	$317.60	$238.82

Fiscal 2017	High	Low
First Quarter	$174.90	$144.65
Second Quarter	$148.60	$129.90
Third Quarter	$161.90	$130.50
Fourth Quarter	$194.60	$157.80

There were 9,112 holders of record of the Company’s Class A Common Stock as of February 15, 2019. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 15, 2019, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $271.35.

Class A Common Stock

At December 29, 2018, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 8,707,313 were issued and outstanding, which includes 126,720 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 29, 2018, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 2,917,983 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 15, 2019, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

As of December 29, 2018, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million.

During the twelve months ended December 29, 2018, the Company repurchased 351,142 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 31, 2017 to February 3, 2018	33,875	$188.94	33,539	$172,285
February 4, 2018 to March 3, 2018	27,974	178.89	27,920	167,286
March 4, 2018 to March 31, 2018	29,659	179.76	29,217	162,007
April 1, 2018 to May 5, 2018	44,329	213.23	44,232	152,565
May 6, 2018 to June 2, 2018	27,737	239.94	27,674	145,917
June 3, 2018 to June 30, 2018	24,943	280.50	24,926	138,921
July 1, 2018 to August 4, 2018	61,352	302.16	61,352	120,382
August 5, 2018 to September 1, 2018	53,127	290.28	53,000	104,974
September 2, 2018 to September 29, 2018	47,831	306.04	47,831	90,335
September 30, 2018 to November 2, 2018	4	231.63	—	90,335
November 3, 2018 to December 1, 2018	22	173.72	—	90,335
December 2, 2018 to December 29, 2018	289	108.62	—	90,335

Total	351,142		349,691	$90,335

Of the shares that were purchased during the period, 1,451 shares represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 29 2018	Dec. 30 2017	Dec. 31 2016 (53 weeks)	Dec. 26 2015	Dec. 27 2014
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$1,057,495	$921,736	$968,994	$1,024,040	$966,478
Less excise taxes	61,846	58,744	62,548	64,106	63,471

Net revenue	995,649	862,992	906,446	959,934	903,007
Cost of goods sold	483,406	413,091	446,776	458,317	437,996

Gross profit	512,243	449,901	459,670	501,617	465,011
Operating expenses:
Advertising, promotional and selling expenses	304,853	258,649	244,213	273,629	250,696
General and administrative expenses	90,857	73,126	78,033	71,556	65,971
Impairment (gain on sale) of assets, net	652	2,451	(235)	258	1,777

Total operating expenses	396,362	334,226	322,011	345,443	318,444

Operating income	115,881	115,675	137,659	156,174	146,567
Other income (expense), net	405	467	(538)	(1,164)	(973)

Income before provision for income taxes	116,286	116,142	137,121	155,010	145,594
Provision for income taxes	23,623	17,093	49,772	56,596	54,851

Net income	$92,663	$99,049	$87,349	$98,414	$90,743

Net income per share — basic	$7.90	$8.18	$6.93	$7.46	$6.96
Net income per share — diluted	$7.82	$8.09	$6.79	$7.25	$6.69
Weighted average shares outstanding — basic	11,621	12,035	12,533	13,123	12,968
Weighted average shares outstanding — diluted	11,734	12,180	12,796	13,520	13,484

Balance Sheet Data:
Working capital	$111,057	$66,590	$99,719	$112,443	$97,292
Total assets	$639,851	$569,624	$623,297	$645,400	$605,161
Total long-term obligations	$59,020	$44,343	$75,196	$73,019	$58,851
Total stockholders’ equity	$460,317	$423,523	$446,582	$461,221	$436,140

Statistical Data:
Barrels sold	4,286	3,768	4,019	4,256	4,103
Net revenue per barrel	$232.30	$229.05	$225.55	$225.55	$220.08

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s beers, hard ciders and hard seltzers are primarily positioned in the market for High End beer occasions. The High End category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share in the total beer category, as drinkers continue to trade up in taste and quality. Boston Beer is one of the largest suppliers in the High End category in the United States. The Company estimates that in 2018 the High End category percentage volume growth was approximately 8% with the craft beer category volume growth approximately 5% and total beer category volume was essentially flat to slightly down. The Company believes that the High End category volume is over 30% of the United States beer market. Depletions or Distributor sales to retailers of the Company’s beers, hard ciders and hard seltzers for the 52 week fiscal period ended December 29, 2018, increased approximately 13% from the comparable 52 week fiscal period in the prior year.

Outlook

Year-to-date depletions reported to the Company for the 6 weeks ended February 9, 2019 are estimated by the Company to have increased approximately 12% from the comparable weeks in 2018.

The Company is targeting Non-GAAP earnings per diluted share for 2019 of between $8.00 and $9.00, excluding the impact of ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, but actual results could vary significantly from this target. The Company is forecasting 2019 depletions and shipments percentage increases of between 8% and 13%. The Company is targeting national price increases of between 1% and 3%, a narrowing of the previously communicated estimate of between zero and 3%. Full-year 2019 gross margins are currently expected to be between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $20 million and $30 million for the full year 2019, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company intends to increase its investment in its brands in 2019 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2019 Non-GAAP effective tax rate of approximately 27%, excluding the impact of ASU 2016-09. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2019 capital expenditures. Its current estimates are between $100 million and $120 million, consisting mostly of continued investments in the Company’s breweries and tap rooms. The actual total amount spent on 2019 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2019 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

Results of Operations

Year Ended December 29, 2018 Compared to Year Ended December 30, 2017

	Year Ended (in thousands, except per barrel)
	Dec. 29 2018			Dec. 30 2017			Amount change	% change	Per barrel change
Barrels sold	4,286			3,768			518	13.7%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$995,649	$232.30	100.0%	$862,992	$229.05	100.0%	$132,657	15.4%	$3.25
Cost of goods	483,406	112.79	48.6%	413,091	109.64	47.9%	70,315	17.0%	3.15

Gross profit	512,243	119.52	51.4%	449,901	119.41	52.1%	62,342	13.9%	0.11
Advertising, promotional and selling expenses	304,853	71.13	30.6%	258,649	68.65	30.0%	46,204	17.9%	2.48
General and administrative expenses	90,857	21.20	9.1%	73,126	19.41	8.5%	17,731	24.2%	1.79
Impairment of assets, net	652	0.15	0.1%	2,451	0.65	0.3%	(1,799)	-73.4%	(0.50)

Total operating expenses	396,362	92.48	39.8%	334,226	88.71	38.7%	62,136	18.6%	3.77
Operating income	115,881	27.04	11.6%	115,675	30.70	13.4%	206	0.2%	(3.66)
Other income, net	405	0.09	0.0%	467	0.12	0.1%	(62)	-13.3%	(0.03)

Income before provision for income taxes	116,286	27.13	11.7%	116,142	30.83	13.5%	144	0.1%	(3.70)
Provision for income taxes	23,623	5.51	2.4%	17,093	4.54	2.0%	6,530	38.2%	0.97

Net income	$92,663	$21.62	9.3%	$99,049	$26.29	11.5%	$(6,386)	-6.4%	$(4.67)

Net revenue. Net revenue increased by $132.7 million, or 15.4%, to $995.6 million for the year ended December 29, 2018, as compared to $863.0 million for the year ended December 30, 2017, due primarily to increased shipments.

Volume. Total shipment volume of 4,286,000 barrels for the year ended December 29, 2018 increased by 13.7% over 2017 levels of 3,768,000 barrels, due primarily to increases in shipments of Truly Hard Seltzer Hard Seltzer, Twisted Tea and Angry Orchard brand products that were only partially offset by shipment decreases in Samuel Adams brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the year ended December 29, 2018 increased by approximately 13% compared to the prior year, primarily due to increases in depletions of Truly Hard Seltzer Hard Seltzer, Twisted Tea and Angry Orchard brand products that were only partially offset by decreases in Samuel Adams brand products.

Net Revenue per barrel. The net revenue per barrel increased by 1.4% to $232.30 per barrel for the year ended December 29, 2018, as compared to $229.05 per barrel for the year ended December 30, 2017, due to product and package mix and price increases and lower excise taxes.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its products in kegs, bottles and cans. Assuming the same level of production, a shift in the mix from kegs to bottles and cans would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 2.5% to 85.1% of total shipments for the year ended December 29, 2018 as compared to the year ended December 30, 2017.

Cost of goods sold. Cost of goods sold was $112.79 per barrel for the year ended December 29, 2018, as compared to $109.64 per barrel for the year ended December 30, 2017. The 2018 increase in cost of goods sold of $3.15 or 2.9% per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher temporary labor at Company-owned breweries and higher packaging costs, partially offset by cost saving initiatives at Company-owned breweries.

Gross profit. Gross profit was $119.52 per barrel for the year ended December 29, 2018, as compared to $119.41 per barrel for the year ended December 30, 2017. Gross margin was 51.4% for the year ended December 29, 2018, as compared to 52.1% for the year ended December 30, 2017.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, increased $46.2 million, or 17.9%, to $304.9 million for the year ended December 29, 2018, as compared to $258.6 million for the year ended December 30, 2017. The increase was primarily the result of increased expenditures in local marketing, media advertising, and point-of-sale, higher salary and benefit costs and increased freight to distributors due to higher rates and volumes and less efficient truck utilization.

Advertising, promotional and selling expenses were 30.6% of net revenue, or $71.13 per barrel, for the year ended December 29, 2018, as compared to 30.0% of net revenue, or $68.65 per barrel, for the year ended December 30, 2017. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $17.7 million, or 24.2%, to $90.9 million for the year ended December 29, 2018, as compared to $73.1 million for the comparable period in 2017. The increase was primarily due to increases in salaries and benefits and stock compensation costs, and legal and consulting costs.

Impairment of assets. For the year ended December 20, 2018, the Company incurred impairment charges of $0.7 million, based upon its review of the carrying values of its property, plant and equipment. These impairment charges were primarily due to the write-down of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries.

Stock-based compensation expense. For the year ended December 29, 2018, an aggregate of $10.0 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation increased by $3.7 million in 2018 compared to 2017, primarily due to a cancelation of unvested equity awards in 2017 upon the departure of key employees.

Provision for income taxes. The Company’s effective tax rate increased to 20.3% for the year ended December 29, 2018 from approximately 14.7% for the year ended December 30, 2017. This increase was primarily due to a fourth quarter 2017 favorable one-time tax benefit of $1.72 per diluted share related to the Tax Cuts and Jobs Act of 2017, partially offset by a decrease in the 2018 federal statutory tax rate from 35% to 21% and a third quarter 2018 favorable one-time impact of $0.38 per diluted share due to tax accounting method changes.

Year Ended December 30, 2017 (52 weeks) Compared to Year Ended December 31, 2016 (53 weeks)

	Year Ended (in thousands, except per barrel)
	Dec. 30 2017 (52 weeks)			Dec. 31 2016 (53 weeks)			Amount change	% change	Per barrel change
Barrels sold	3,768			4,019			(251)	-6.2%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$862,992	$229.05	100.0%	$906,446	$225.55	100.0%	$(43,454)	-4.8%	$3.50
Cost of goods	413,091	109.64	47.9%	446,776	111.17	49.3%	(33,685)	-7.5%	(1.53)

Gross profit	449,901	119.41	52.1%	459,670	114.38	50.7%	(9,769)	-2.1%	5.03
Advertising, promotional and selling expenses	258,649	68.65	30.0%	244,213	60.77	26.9%	14,436	5.9%	7.88
General and administrative expenses	73,126	19.41	8.5%	78,033	19.42	8.6%	(4,907)	-6.3%	(0.01)
Impairment (gain on sale) of assets, net	2,451	0.65	0.3%	(235)	(0.06)	0.0%	2,686	-1143.0%	0.71

Total operating expenses	334,226	88.71	38.7%	322,011	80.13	35.5%	12,215	3.8%	8.58
Operating income	115,675	30.70	13.4%	137,659	34.25	15.2%	(21,984)	-16.0%	(3.55)
Other income (expense), net	467	0.12	0.1%	(538)	(0.13)	-0.1%	1,005	-186.8%	0.25

Income before provision for income taxes	116,142	30.83	13.5%	137,121	34.12	15.1%	(20,979)	-15.3%	(3.29)
Provision for income taxes	17,093	4.54	2.0%	49,772	12.38	5.5%	(32,679)	-65.7%	(7.84)

Net income	$99,049	$26.29	11.5%	$87,349	$21.74	9.6%	$11,700	13.4%	$4.55

Net revenue. Net revenue decreased by $43.4 million, or 4.8%, to $863.0 million for the year ended December 30, 2017, as compared to $906.4 million for the year ended December 31, 2016, due primarily to decreased shipments.

Volume. Total shipment volume of 3,768,000 barrels for the year ended December 30, 2017 decreased by 6.2% over 2016 levels of 4,019,000 barrels, due primarily to decreases in shipments of Samuel Adams and Angry Orchard brand products that were only partially offset by shipment increases in Twisted Tea and Truly Hard Seltzer brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the year ended December 30, 2017 decreased by approximately 7% compared to the prior year, primarily due to decreases in depletions of Samuel Adams and Angry Orchard brand products that were only partially offset by increases in depletions of Twisted Tea and Truly Hard Seltzer brand products.

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

Liquidity and Capital Resources

Cash increased to $108.4 million as of December 29, 2018 from $65.6 million as of December 30, 2017, reflecting cash provided by operating activities only partially offset by cash used in financing activities and for purchases of property, plant and equipment and cash used in investing activities.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities increased from $136.0 million in 2017 to $163.4 million principally as a result of less in taxes paid, net of refunds, of $36.7 million, partially offset by higher investments in working capital, particularly higher inventory to support increased demand.

The Company used $55.3 million in investing activities during 2018, as compared to $32.9 million during 2017. 2018 investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, and to support product innovation and future growth.

Cash used in financing activities was $65.3 million during 2018, as compared to $128.5 million used in financing activities during 2017. The $63.2 million decrease in cash used in financing activities in 2018 from 2017 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program and an increase in proceeds from the exercise of stock options.

In 1998, the Board of Directors authorized management to implement a stock repurchase program. During the year ended December 29, 2018, the Company repurchased approximately 350,000 shares of its Class A Common Stock for an aggregate purchase price of $88.3 million. As of December 29, 2018, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million.    From December 30, 2018 through February 15, 2019, the Company did not repurchase any additional shares of its Class A Common Stock. The Company has approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 29, 2018 of $108.4 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

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

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory. Provision for excess or expired inventory included in cost of goods sold was $4.2 million, $5.8 million and $4.5 million in fiscal years 2018, 2017, and 2016, respectively.

Valuation of Property, Plant and Equipment

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 29, 2018 was $389.8 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $0.7 million, $2.5 million and $0.7 million in fiscal years 2018, 2017, and 2016, respectively.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 29, 2018 and December 30, 2017.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 29, 2018 and December 30, 2017, the Company has deferred $4.6 million and $5.5 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. As of December 29, 2018 and December 30, 2017, the stale beer reserve was $2.1 million and $3.0 million, respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $55.5 million, $51.8 million and $54.4 million in fiscal year 2018, 2017 and 2016, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2018, 2017 and 2016 were $34.5 million, $30.2 million and $33.2 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2018, 2017 and 2016 were $21.0 million, $21.6 million and $21.2 million, respectively. In fiscal 2018, 2017 and 2016, the Company recorded certain of these costs in the total amount of $13.9 million, $15.3 million, and $16.1 million respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

The Company benefited from a reduction in federal excise taxes of $6.1 million in fiscal 2018, as a result of the Tax Cuts and Jobs Act of 2017.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $10.0 million, $6.3 million and $6.2 million in fiscal years 2018, 2017 and 2016, respectively.

As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options, with the exception of the 2008 and 2016 stock option grants to the Company’s Former Chief Executive Officer, which were considered to be a market-based awards and were valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note L for further discussion of the application of the option-pricing models.

In addition, an estimated pre-vesting forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options, related to which it only recognizes compensation expense if it is probable that performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized in the consolidated statements of comprehensive income. As of December 29, 2018, the Company had outstanding performance-based options with a fair value of $0.9 million, for which performance achievement was not probable. If performance was considered probable, the Company would have recognized additional stock-based compensation of $0.4 million in 2018.

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

The High End category within the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates competition among domestic craft brewers will remain strong, as the number of craft brewers continues to grow. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the High End category. As the market matures and the High End category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its approximately 375 Distributors nationwide and the Company’s sales force of approximately 410 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the High End Beer category.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Contractual Obligations

See Note J of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note B of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 29, 2018.

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

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (5.5% at December 29, 2018) or (ii) the applicable LIBOR rate (2.46% at December 29, 2018) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 29, 2018, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $3.9 million as of December 29, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

The Boston Beer Company, Inc.

Boston, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2018 and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 29, 2018 and December 30, 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 20, 2019

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$108,399	$65,637
Accounts receivable	34,073	33,749
Inventories	70,249	50,651
Prepaid expenses and other current assets	13,136	10,695
Income tax receivable	5,714	7,616

Total current assets	231,571	168,348
Property, plant and equipment, net	389,789	384,280
Other assets	14,808	13,313
Goodwill	3,683	3,683

Total assets	$639,851	$569,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$47,102	$38,141
Accrued expenses and other current liabilities	73,412	63,617

Total current liabilities	120,514	101,758
Deferred income taxes	49,169	34,819
Other liabilities	9,851	9,524

Total liabilities	179,534	146,101

Commitments and Contingencies (See Note J)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,580,593 and 8,603,152 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	86	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,917,983 and 3,017,983 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	29	30
Additional paid-in capital	405,711	372,590
Accumulated other comprehensive loss, net of tax	(1,197)	(1,288)
Retained earnings	55,688	52,105

Total stockholders’ equity	460,317	423,523

Total liabilities and stockholders’ equity	$639,851	$569,624

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016 (53 weeks)
Revenue	$1,057,495	$921,736	$968,994
Less excise taxes	61,846	58,744	62,548

Net revenue	995,649	862,992	906,446
Cost of goods sold	483,406	413,091	446,776

Gross profit	512,243	449,901	459,670
Operating expenses:
Advertising, promotional and selling expenses	304,853	258,649	244,213
General and administrative expenses	90,857	73,126	78,033
Impairment (gain on sale) of assets, net	652	2,451	(235)

Total operating expenses	396,362	334,226	322,011

Operating income	115,881	115,675	137,659
Other income (expense), net:
Interest income	1,292	549	168
Other expense, net	(887)	(82)	(706)

Total other income (expense), net	405	467	(538)

Income before provision for income tax	116,286	116,142	137,121
Provision for income taxes	23,623	17,093	49,772

Net income	$92,663	$99,049	$87,349

Net income per common share — basic	$7.90	$8.18	$6.93

Net income per common share — diluted	$7.82	$8.09	$6.79

Weighted-average number of common shares — Class A basic	8,620	8,933	9,189

Weighted-average number of common shares — Class B basic	3,002	3,102	3,344

Weighted-average number of common shares — diluted	11,734	12,180	12,796

Net income	$92,663	$99,049	$87,349

Other comprehensive income (loss), net of tax:
Currency translation adjustment	25	17	(99)
Defined benefit plans liability adjustment	277	(202)	(53)
Impact of ASU 2018-02	(211)	—	—

Total other comprehensive income (loss), net of tax:	91	(185)	(152)

Comprehensive income	$92,754	$98,864	$87,197

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 29, 2018, December 30, 2017, and December 31, 2016

(in thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 26, 2015	9,389	94	3,367	34	290,096	(951)	171,948	461,221
Net income							87,349	87,349
Stock options exercised and restricted shares activities, including tax benefit of $12,524	557	5			53,669			53,674
Stock-based compensation expense					6,148			6,148
Repurchase of Class A Common Stock	(945)	(9)					(161,649)	(161,658)
Conversion from Class B to Class A	170	2	(170)	(2)				—
Defined benefit plans liability adjustment, net of tax of $32						(53)		(53)
Currency translation adjustment						(99)		(99)

Balance at December 31, 2016	9,171	92	3,197	32	349,913	(1,103)	97,648	446,582
Net income							99,049	99,049
Stock options exercised and restricted shares activities	217	2			16,361			16,363
Stock-based compensation expense					6,316			6,316
Repurchase of Class A Common Stock	(964)	(10)					(144,592)	(144,602)
Conversion from Class B to Class A	179	2	(179)	(2)				—
Defined benefit plans liability adjustment, net of tax of $68						(202)		(202)
Currency translation adjustment						17		17

Balance at December 30, 2017	8,603	$86	3,018	$30	$372,590	$(1,288)	$52,105	$423,523

Net income							92,663	92,663
Stock options exercised and restricted shares activities	227	2			23,086			23,088
Stock-based compensation expense					10,035			10,035
Repurchase of Class A Common Stock	(350)	(3)					(88,309)	(88,312)
Conversion from Class B to Class A	100	1	(100)	(1)				—
Defined benefit plans liability adjustment, net of tax of $93						277		277
Currency translation adjustment						25		25
One time effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of tax of $329							(982)	(982)
One time effect of adoption of ASU 2018-02, Reclassification of Certain						(211)	211	—
Tax Effects from Accumulated Other Comprehensive Income

Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016 (53 weeks)
Cash flows provided by operating activities:
Net income	$92,663	$99,049	$87,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,968	51,256	49,557
Impairment of assets	652	2,451	716
Loss on disposal of property, plant and equipment	64	764	616
Gain on sale of property, plant and equipment	—	—	(951)
Bad debt (recovery) expense	2	—	(244)
Stock-based compensation expense	10,035	6,316	6,148
Excess tax benefit from stock-based compensation arrangements	—	—	(12,524)
Deferred income taxes	14,350	(22,442)	8,243
Changes in operating assets and liabilities:
Accounts receivable	(1,636)	2,945	2,534
Inventories	(21,312)	(1,741)	445
Prepaid expenses, income tax receivable and other assets	(552)	(4,511)	14,936
Accounts payable	6,352	245	(1,811)
Accrued expenses and other current liabilities	10,130	2,671	5,479
Other liabilities	731	(1,021)	(6,304)

Net cash provided by operating activities	163,447	135,982	154,189

Cash flows used in investing activities:
Purchases of property, plant and equipment	(55,460)	(32,987)	(49,913)
Proceeds from sale of property, plant and equipment	27	25	3,855
Cash paid for intangible assets	(50)	—	—
Change in restricted cash	139	33	40

Net cash used in investing activities	(55,344)	(32,929)	(46,018)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(88,312)	(144,602)	(164,658)
Proceeds from exercise of stock options	22,143	15,415	40,127
Cash paid on note payable and capital lease	(78)	(60)	(58)
Excess tax benefit from stock-based compensation arrangements	—	—	12,524
Net proceeds from sale of investment shares	906	796	736

Net cash used in financing activities	(65,341)	(128,451)	(111,329)

Change in cash and cash equivalents	42,762	(25,398)	(3,158)
Cash and cash equivalents at beginning of year	65,637	91,035	94,193

Cash and cash equivalents at end of period	$108,399	$65,637	$91,035

Supplemental disclosure of cash flow information:
Income taxes paid	$11,353	$43,006	$30,978

Income taxes refunded	$5,000	$—	$12,064

(Decrease) Increase in accounts payable for repurchase of Class A Common Stock	$—	$—	$(3,000)

(Decrease) Increase in accounts payable for purchase of property, plant and equipment	$2,609	$(2,689)	$2,678

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2018

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company,” “Twisted Tea Brewing Company,” “Angry Orchard Cider Company,” “Hard Seltzer Beverage Company,” the Angel City Brewing Company®, the Concrete Beach Brewery® and the Coney Island® Brewing Company.

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three-week period ending on the last Saturday in December. The fiscal period 2018 consists of fifty-two weeks, the fiscal period 2017 consists of fifty-two weeks, and the fiscal period 2016 consists of fifty-three weeks.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents at December 29, 2018 and December 30, 2017 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company has restricted cash associated with a term note agreement with Bank of America that was required by the Commonwealth of Pennsylvania to fund economic development at the Company’s Pennsylvania Brewery. The restricted cash subject to this agreement amounted to $278,000 and $340,000 at December 29, 2018 and December 30, 2017, respectively, and is included in other assets on the Company’s Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 29, 2018 and December 30, 2017 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 29, 2018, the Company’s cash and cash equivalents were invested in investment-grade, highly-liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2018, 2017 and 2016, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 29, 2018 and December 30, 2017 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues during fiscal years 2018, 2017, or 2016.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, accounts payable and accrued expenses at December 29, 2018 and December 30, 2017. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, malt, apple juice, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand and under purchase commitments totaled approximately $176.3 million at December 29, 2018.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory. Provision for excess or expired inventory included in cost of goods sold was $4.2 million, $5.8 million, and $4.5 million in fiscal years 2018, 2017, and 2016 respectively.

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

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 29, 2018 was $389.8 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $0.7 million, $2.5 million, and $0.7 million in fiscal years 2018, 2017 and 2016, respectively.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 29, 2018 and December 30, 2017.

Segment Reporting

Previously, the Company consisted of two operating segments that each produced and sold alcohol beverages. The first being the Boston Beer Company operating segment comprised of the Company’s Samuel Adams, Twisted Tea, Angry Orchard and Truly Hard Seltzer brands and the second being the A&S Brewing operating segment comprised of Coney Island Brewing Company, Angel City Brewing Company and Concrete Beach Brewing Company.

In 2016, sales from A&S brands were less than 5% of net revenues and in 2015, sales from A&S brands were less than 7% of net revenues.

In 2017, the Company consolidated the A&S Brewing operating segment into the Boston Beer Company operating segment. The rationale for this change in operating segments was mainly driven by the departure of the Head of A&S Brewing, who left the Company at the end of 2016. Upon his departure, the A&S Brewing brands reporting structure changed to be in line with the Company’s Samuel Adams, Twisted Tea, Angry Orchard and Truly Hard Seltzer brands. Additionally, all brands sell predominantly low alcohol beverages, which are sold to the same types of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment.

Goodwill and Intangible Assets

The Company does not amortize goodwill and intangible assets but evaluates the recoverability by comparing the carrying value and the fair value annually at the end of the fiscal month of August, or more frequently when indicators of impairment are present. The Company has concluded that its goodwill and intangible assets were not impaired as of December 29, 2018 and December 30, 2017. As of December 29, 2018, and December 30, 2017, goodwill amounted to $3.7 million. As of December 29, 2018, and December 30, 2017, intangible assets amounted to $2.1 million and $2.0 million, respectively, and were included in other assets in the accompanying consolidated balance sheets.

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

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 29, 2018, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.2 million, $1.1 million and $1.1 million, respectively. For the year ended December 30, 2017, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.0 million, $1.0 million and $1.0 million, respectively. As of December 29, 2018, and December 30, 2017, the Company’s balance sheet includes $17.0 million and $12.9 million, respectively, in refundable deposits on kegs and pallets and $1.9 million and $5.9 million, respectively, in kegs, net of accumulated depreciation.

Income Taxes

Income tax expense was $23.6 million, $17.1 million, and $49.8 million in fiscal years 2018, 2017, and 2016, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standards as defined in ASC Topic 740, Income Taxes.

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

Revenue Recognition and Classification of Customer Programs and Incentives

During fiscal 2018, 2017 and 2016 approximately 95% of the Company’s revenue was from shipments of its products to domestic Distributors and 4% from shipments to international Distributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 29, 2018, and December 30, 2017, the Company has deferred $4.6 million and $5.5 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. As of December 29, 2018, and December 30, 2017, the stale beer reserve was $2.1 million and $3.0 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $55.5 million, $51.8 million and $54.4 million in fiscal year 2018, 2017 and 2016, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2018, 2017 and 2016 were $34.5 million, $30.2 million and $33.2 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2018, 2017 and 2016 were $21.0 million, $21.6 million and $21.2 million, respectively. In fiscal 2018, 2017 and 2016, the Company recorded certain of these costs in the total amount of $13.9 million, $15.3 million and $16.1 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

The Company benefited from a reduction in federal excise taxes of $6.1 million in fiscal 2018, as a result of the Tax Cuts and Jobs Act of 2017.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $61.8 million, $45.3 million, and $49.2 million million in fiscal years 2018, 2017 and 2016, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales, brand and sales support workforce, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $145.1 million, $128.0 million, and $105.3 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2018, 2017 and 2016, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $10.0 million, $6.3 million and $6.2 million in fiscal years 2018, 2017 and 2016, respectively.

As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options, with the exception of the 2008 and 2016 stock option grants to the Company’s former Chief Executive Officer, which is considered to be a market-based award and was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note L for further discussion of the application of the option-pricing models.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the fifty-two weeks ended December 29, 2018 and December 30, 2017, $4.2 million and $4.4 million, respectively, in excess tax benefit from stock-based compensation arrangements was recognized within the income tax provision in the consolidated statement of comprehensive income and classified as an operating activity in the consolidated statement of cash flows. The Company will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense.

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

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Under ASU 2016-02, lessees are permitted to use a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented for the year beginning December 30, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), permitting the use of an alternative modified retrospective approach that would result in an entity recognizing a lease liability and ROU asset as of the effective date of the requirements, with all comparative periods presented and disclosed, in accordance with ASC 840, Leases, requirements, changing the date of initial application to the beginning of the period of adoption. The Company will elect the alternative modified retrospective approach, applying ASC 840 to all comparative periods, including disclosures, and recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date. Adoption of the standard will result in the recognition of ROU assets between $25.5 million and $27.0 million and lease liabilities of between $30.0 million and $31.5 million, as of December 30, 2018. The Company expects the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

C. Inventories

Inventories consisted of the following:

	December 29, 2018	December 30, 2017
	(in thousands)
Current inventory:
Raw materials	$44,655	$33,086
Work in process	8,252	6,826
Finished goods	17,342	10,739

Total current inventory	70,249	50,651
Long term inventory	11,619	9,905

Total inventory	$81,868	$60,556

D. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 29,	December 30,
	2018	2017
	(in thousands)
Prepaid equipment	$3,789	$—
Excise and other tax receivables	2,179	1,651
Prepaid malt and barley	1,629	1,819
Prepaid advertising, promotional and selling	1,518	3,328
Prepaid insurance	1,111	1,055
Prepaid compensation	1,000	—
Prepaid software expense	754	—
Supplier and vendor rebates	265	1,464
Other	891	1,378

	$13,136	$10,695

E. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 29,	December 30,
	2018	2017
	(in thousands)
Machinery and plant equipment	$476,174	$438,925
Kegs	67,940	69,049
Land	22,295	22,295
Building and building improvements	120,111	112,912
Office equipment and furniture	26,703	24,307
Leasehold improvements	20,830	16,660

	734,053	684,148
Less accumulated depreciation	(344,264)	(299,868)

	$389,789	$384,280

The Company recorded depreciation expense related to these assets of $51.8 million $51.2 million, and $49.3 million, in fiscal years 2018, 2017, and 2016, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During 2018, 2017, and 2016, the Company recorded impairment charges of $0.7 million, $2.5 million and $0.7 million, respectively.

Gain on Sale of Assets

During 2016, the Company recognized a $1.0 million gain on the sale of land owned in Freetown, Massachusetts.

F. Goodwill

Goodwill represents the excess of the purchase price of the Company-owned breweries over the fair value of the net assets acquired upon the completion of the acquisitions. As of December 29, 2018 and December 30, 2017, goodwill amounted to $3.7 million.

G. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 29,	December 30,
	2018	2017
	(in thousands)
Employee wages, benefits and reimbursements	$27,074	$16,275
Accrued deposits	18,171	14,224
Advertising, promotional and selling expenses	9,079	13,605
Deferred revenue	4,587	5,472
Accrued excise taxes	2,335	2,015
Accrued stale beer	2,146	3,023
Accrued sales and use tax	1,914	1,873
Accrued freight	1,668	1,518
Other accrued liabilities	6,438	5,612

	$73,412	$63,617

H. Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2023. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (5.5% at December 29, 2018) or (ii) the applicable LIBOR rate (2.46% at December 29, 2018) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 14,918 as of December 29, 2018, compared to a minimum allowable ratio of 2.00 and the Company’s total funded debt to EBITDA ratio was 0.0 as of December 29, 2018, compared to a maximum allowable ratio of 2.50. The Company was in compliance with all financial covenants as of December 29, 2018 and December 30, 2017. There were no borrowings outstanding under the credit facility as of December 29, 2018 and December 29, 2017.

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

I. Income Taxes

Significant components of the provision for income taxes are as follows:

	2018	2017	2016
		(in thousands)
Current:
Federal	$4,471	$34,255	$35,390
State	4,894	5,225	6,108

Total current	9,365	39,480	41,498
Deferred:
Federal	12,860	(22,489)	7,666
State	1,398	102	608

Total deferred	14,258	(22,387)	8,274

Total provision for income taxes	$23,623	$17,093	$49,772

The Company’s reconciliations to statutory rates are as follows:

	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	3.6	3.6
Deduction relating to U.S. production activities	—	(3.2)	(2.6)
Deduction relating to excess stock based compensation	(3.6)	(3.7)	—
Change relating to enacted Tax Cuts and Jobs Act	—	(17.5)	—
Non-deductable meals & entertainment	1.1	0.9	0.9
Accounting method changes	(3.9)	—	—
Change in valuation allowance	0.7	—	(0.3)
Other	0.4	(0.4)	(0.3)

	20.3%	14.7%	36.3%

Due to a change of tax accounting methods for depreciation of certain property, plant and equipment for the tax year ended December 30, 2017, the Company experienced a one-time income tax benefit of $4.5 million for the tax year ended December 29, 2018.

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 29,	December 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,913	$2,484
Stock-based compensation expense	5,156	4,175
Inventory	1,356	435
Other	2,478	2,598

Total deferred tax assets	10,903	9,692
Valuation allowance	(1,291)	(439)

Total deferred tax assets net of valuation allowance	9,612	9,253
Deferred tax liabilities:
Property, plant and equipment	(57,099)	(42,076)
Prepaid expenses	(949)	(1,341)
Goodwill	(733)	(655)

Total deferred tax liabilities	(58,781)	(44,072)

Net deferred tax liabilities	$(49,169)	$(34,819)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.1 million, $0.0 million, and $0.0 million for fiscal years 2018, 2017, and 2016, respectively. Accrued interest and penalties amounted to $0.1 million and $0.0 million at December 29, 2018 and December 30, 2017, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
	(in thousands)
Balance at beginning of year	$292	$589
Increases related to current year tax positions	8	64
(Decreases) Increases related to prior year tax positions	636	(259)
Decreases related to settlements	(100)	(62)
Decreases related to lapse of statute of limitations	—	(40)

Balance at end of year	$836	$292

Included in the balance of unrecognized tax benefits at December 29, 2018 and December 30, 2017 are potential net benefits of $0.8 million and $0.3 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

In September 2017, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was completed in July 2018 resulting in a no change report. As of December 29, 2018, the Company’s 2016 and 2017 federal income tax returns remain subject to examination by IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of December 29, 2018. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2019 if there is a completion of certain income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

As of December 29, 2018, the Company’s deferred tax assets include a capital loss carryforward. The capital loss carryforward, totaling $1.7 million as of December 29, 2018, which if unused, will expire in year 2019.

J. Commitments and Contingencies

Contractual Obligations

As of December 29, 2018, projected cash outflows under non-cancelable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Brand support	63,728	$37,553	$5,041	$4,335	$4,200	$4,200	$8,399
Hops, barley and wheat	61,065	35,019	8,855	6,444	4,575	2,343	3,829
Apples and other ingredients	33,028	33,028	—	—	—	—	—
Equipment and machinery	28,403	28,403	—	—	—	—	—
Operating leases	26,159	4,446	4,530	4,370	3,559	1,672	7,582
Other	14,437	10,089	2,499	1,424	300	125	—

Total contractual obligations	$226,820	$148,538	$20,925	$16,573	$12,634	$8,340	$19,810

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 29, 2018 totaled $45.5 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2018 and 2019 and cover the Company’s barley, wheat, and malt requirements for 2019. These purchase commitments outstanding at December 29, 2018 totaled $15.6 million.

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

The Company has various operating lease agreements in place for facilities and equipment as of December 29, 2018. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2028. Aggregate rent expense was $4.6 million, $3.4 million, and $3.8 million in fiscal years 2018, 2017, and 2016, respectively.

For the fiscal year ended December 29, 2018, the Company brewed over 80% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.

On October 11, 2018, the Company amended an existing brewing services agreement to include a minimum capacity availability commitment by the third-party brewery. The amendment grants the Company the right to extend the agreement beyond the December 31, 2021 termination date on an annual basis through December 31, 2025. The amendment requires the Company to pay up to $4 million in both 2018 and 2019 for capital improvements at the third party’s brewing facilities. At December 29, 2018, $3.8 million of the 2018 payment was included in prepaid expenses and other current assets, and the $4 million 2019 payment was included in the Company’s contractual obligations.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 29, 2018, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

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

At December 29, 2018 and December 30, 2017, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 29, 2018, and December 30, 2017, the Company’s cash and cash equivalents balance was $108.4 million and $65.6 million, respectively, including money market funds amounting to $107.5 million and $63.8 million, respectively.

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

Employee Stock Compensation Plan

The Company’s Employee Equity Incentive Plan (the “Equity Plan”) currently provides for the grant of discretionary options, restricted stock awards and restricted stock units to employees, and provides for shares to be sold to employees of the Company at a discounted purchase price under its investment share program. The Equity Plan is administered by the Board of Directors of the Company, based on recommendations received from the Compensation Committee of the Board of Directors. The Compensation Committee consists of three independent directors. In determining the quantities and types of awards for grant, the Compensation Committee periodically reviews the objectives of the Company’s compensation system and takes into account the position and responsibilities of the employee being considered, the nature and value to the Company of his or her service and accomplishments, his or her present and potential contributions to the success of the Company, the value of the type of awards to the employee and such other factors as the Compensation Committee deems relevant.

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over four to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal 2018, 2017, and 2016, the Company granted options to purchase 27,490 shares, 5,185 shares, 786,450 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the 2018 and 2017 option grants, all shares related to performance-based stock options. Of the 2016 option grants, 574,507 shares relate to a special long-term service-based retention stock option issued to the former Chief Executive Officer, 173,135 shares relate to other special long-term service-based retention stock options and 38,808 shares relate to performance-based stock options.

Restricted stock awards are also granted at the Board of Directors’ discretion. During fiscal 2018, 2017, and 2016, the Company granted 83,561 shares, 15,800 shares, and 21,653 shares, respectively, of restricted stock awards to certain senior managers and key employees, all of which are service-based and vest ratably over service periods of three to five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal 2018, 2017, and 2016, employees elected to purchase an aggregate of 9,214 investment shares, 10,146 investment shares, and 9,199 investment shares, respectively.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.2 million shares were available for grant as of December 29, 2018. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal 2018, 2017, and 2016 the Company granted options to purchase an aggregate of 5,080 shares, 10,188 shares, and 14,040 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 29, 2018. Cancelled non-employee directors’ stock options are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	1,156,997	$158.53
Granted	32,570	210.24
Forfeited	(613,630)	199.94
Expired	(2,654)	289.54
Exercised	(206,454)	106.79

Outstanding at December 29, 2018	366,829	$155.75	5.52	$30,588

Exercisable at December 29, 2018	143,437	$112.90	3.53	$18,177

Vested and expected to vest at December 29, 2018	344,111	$153.42	5.44	$29,503

Of the total options outstanding at December 29, 2018, 50,616 shares were performance-based options for which the performance criteria had yet to be achieved and 10,341 shares were performance-based options for which the performance criteria had been met but yet to be approved for vesting by the Board of Directors.

Stock Compensation to Chief Executive Officer

On January 1, 2016, the Company granted the former Chief Executive Officer an option to purchase 574,507 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2019, at the rate of 20% per year. The exercise price is determined by multiplying $201.91 by the aggregate percentage change in the DJ Wilshire 5000 Index from and after January 1, 2016 through the close of business on the trading date next preceding each date on which the option is exercised, plus an additional 1.5 percentage points per annum, prorated for partial years. The exercise price will not be less than $201.91 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $150 per share over the exercise price. At December 29, 2018 and December 30, 2017, zero shares and 574,507 shares of the stock option remained outstanding, respectively. If the stock option had been exercised on December 30, 2017, the exercise price would have been $272.45 per share. The Company accounted for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $39.16. As a result of the former Chief Executive Officer’s retirement in 2018, the Company cancelled the award.

On January 1, 2008, the Company granted the former Chief Executive Officer an option to purchase 753,864 shares of its Class A Common Stock, which vests over a five-year period, commencing on January 1, 2014, at the rate of 20% per year. The exercise price is determined by multiplying $42.00 by the aggregate change in the DJ Wilshire 5000 Index from and after January 1, 2008 through the close of business on the trading date next preceding each date on which the option is exercised. The exercise price will not be less than $37.65 per share and the excess of the fair value of the Company’s Class A Common Stock cannot exceed $70 per share over the exercise price. At December 29, 2018 and December 30, 2017, zero shares and 150,773 shares of the stock option remained outstanding, respectively. If the outstanding shares at December 30, 2017 were exercised on that date, the price would have been $121.10 per share. The Company accounted for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per share to be $8.41, and recorded stock-based compensation expense of $0.2 million and $0.3 million related to this option in the fiscal 2017 and 2016, respectively.

On April 30, 2018, the Company granted its incoming Chief Executive Officer a performance-based stock option to purchase 9,959 shares of the Company’s Class A Common stock with a weighted average fair value of $100.50 per share, which vests through 2022. The incoming Chief Executive Office was also granted 64,325 restricted stock awards with a weighted-average fair value of $229.30 per share with service-based vesting through 2023.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2018	2017	2016
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$3,243	$2,868	$2,507
Amounts included in general and administrative expenses	6,792	3,448	3,641

Total stock-based compensation expense	$10,035	$6,316	$6,148

Amounts related to performance-based stock awards included in total stock-based compensation expense	$1,750	$36	$203

As permitted by ASC 718, the Company uses a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the trinomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the trinomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted during 2018, 2017, and 2016 was $92.89, $72.52, and $87.70 per share, respectively, as calculated using a trinomial option-pricing model. The 2016 weighted-average fair value of the stock options excludes the January 1, 2016 stock option granted to the Chief Executive Officer with a weighted-average fair value of $39.16, as calculated using the Monte Carlo Simulation pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2018	2017	2016
Expected volatility	34.0%	36.2%	34.0%
Risk-free interest rate	2.68%	2.30%	2.16%
Expected dividends	0%	0%	0%
Exercise factor	2.52 times	3.63 times	2.68 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

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

The Company recognizes compensation expense, less estimated forfeitures of 6.0%. The forfeiture rate is based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during 2018, 2017, and 2016 was $3.2 million, $2.9 million, and $9.9 million, respectively. The aggregate intrinsic value of stock options exercised during 2018, 2017, and 2016 was $19.2 million, $14.9 million, and $52.7 million, respectively.

Based on equity awards outstanding as of December 29, 2018, there is $26.6 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.2 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of December 29, 2018 that are expected to vest (in thousands):

2019	$9,172
2020	7,856
2021	5,488
2022	3,033
2023	888
Thereafter	196

Total	$26,633

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2017	62,405	$155.21
Granted	92,775	207.56
Vested	(20,678)	156.50
Forfeited	(7,782)	164.82

Non-vested at December 29, 2018	126,720	$192.74

20,678 shares vested in 2018 with a weighted average fair value of $156.50. 22,213 shares vested in 2017 with a weighted average fair value of $151.32. 19,740 shares vested in 2016 with a weighted average fair value of $114.12.

Stock Repurchase Program

In 1998, the Board of Directors authorized management to implement a stock repurchase program. As of December 29, 2018, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million as follows:

	Number of Shares	Aggregate Purchase Price
		(in thousands)
Repurchased at December 26, 2015	11,538,680	$446,092
2016 repurchases	944,876	161,658

Repurchased at December 31, 2016	12,483,556	607,750
2017 repurchases	963,790	144,602

Repurchased at December 30, 2017	13,447,346	752,352
2018 repurchases	349,691	88,312

Repurchased at December 29, 2018	13,797,037	840,664

M. Employee Retirement Plans and Post-Retirement Medical Benefits

The Company has one retirement plan covering substantially all non-union employees; two other retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union; and post-retirement medical benefits covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, A & S Brewing Collaborative LLC, or Angry Orchard Cider Company, LLC. All non-union employees of these entities are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $3.5 million, $3.2 million, and $3.5 million in fiscal years 2018, 2017, and 2016, respectively. The basic annual administrative fee for the Boston Beer 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. Participant forfeitures are also available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

Union Plans

The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) is a Company-sponsored defined contribution plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal 2018 and 2017 were insignificant. The basic annual administrative fee for the SACB 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year, excluding participant loans, is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the SACB 401(k) Plan. Such fees are not material to the Company.

The Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”) is a Company-sponsored defined benefit pension plan. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union 1199”), or persons on leave from the Company who are employed by Local Union 1199, and in either case who have completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. The Company made contributions of $315,000, $238,000 and $219,000 in 2018, 2017 and 2016, respectively. At December 29, 2018 and December 30, 2017, the unfunded projected pension benefits were $2.0 million and $2.2 million, respectively.

The Company provides a supplement to eligible retirees from Local 1, Local 20, and Local Union 1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement and, in the case of retirees from Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 4.27% at December 29, 2018 and 3.68% at December 30, 2017 and a 2.5% health care cost increase based on the Cincinnati Consumer Price Index for the years 2018, 2017, and 2016. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

In addition, the comprehensive medical plan offered to currently employed members of Local 20 remains available to them should they retire after reaching age 57, and before reaching age 65, with at least 20 years of service with the Company or its predecessor at the Company’s Cincinnati Brewery. These eligible retirees may choose to continue to be covered under the Company’s comprehensive group medical plan until they reach the age when they are eligible for Medicare health benefits under the Social Security Act or coverage under a comparable State health benefit plan. Eligible retirees pay 100% of the cost of the coverage.

The funded status of the Local 1199 Pension Plan and the Retiree Medical Plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
		(in thousands)
Fair value of plan assets at end of fiscal year	$3,322	$3,330	$—	$—
Benefit obligation at end of fiscal year	5,357	5,572	731	799

Unfunded Status	$(2,035)	$(2,242)	$(731)	$(799)

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

The basis of the long-term rate of return assumption of 6.5% reflects the Local 1199 Plan’s current targeted asset mix of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 3% to 6% for debt securities and 8% to 12% for equity securities. It is assumed that the Local 1199 Pension Plan’s investment portfolio will be adjusted periodically to maintain the targeted ratios of debt securities and equity securities. Additional consideration is given to the Local 1199 Plan’s historical returns as well as future long-range projections of investment returns for each asset category. The assumed discount rate in estimating the pension obligation was 4.27% and 3.68% at December 29, 2018 and December 30, 2017, respectively.

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 29, 2018	December 30, 2017
Equity securities	61%	67%
Debt securities	39%	33%

Total	100%	100%

N. Net Income per Share

Net Income per Common Share — Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 29, 2018	December 30, 2017	December 31, 2016 (53 weeks)
	(in thousands, except per share data)
Net Income	$92,663	$99,049	$87,349

Allocation of net income for basic:
Class A Common Stock	$68,080	$73,114	$63,717
Class B Common Stock	23,710	25,391	23,190
Unvested participating shares	873	544	442

	$92,663	$99,049	$87,349

Weighted average number of shares for basic:
Class A Common Stock	8,620	8,933	9,189
Class B Common Stock*	3,002	3,102	3,344
Unvested participating shares	111	67	64

	11,733	12,102	12,597

Net income per share for basic:
Class A Common Stock	$7.90	$8.18	$6.93

Class B Common Stock	$7.90	$8.18	$6.93

*

Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on March 7, 2017, 79,000 shares to Class A Common Stock on October 31, 2017, and 100,000 shares to Class A Common Stock on November 1, 2018 with the ending number of shares reflecting the weighted average for the period.

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Fifty-two weeks ended December 29, 2018
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$68,080	8,620	$7.90
Add: effect of dilutive potential common shares Share-based awards	—	112
Class B Common Stock	23,710	3,002
Net effect of unvested participating shares	8	—

Net income per common share — diluted	$91,798	11,734	$7.82

	Fifty-two weeks ended December 30, 2017
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$73,114	8,933	$8.18
Add: effect of dilutive potential common shares Share-based awards	—	145
Class B Common Stock	25,391	3,102
Net effect of unvested participating shares	7	—

Net income per common share — diluted	$98,512	12,180	$8.09

	Fifty-three weeks ended December 31, 2016
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$63,717	9,189	$6.93
Add: effect of dilutive potential common shares Share-based awards	—	263
Class B Common Stock	23,190	3,344
Net effect of unvested participating shares	9	—

Net income per common share — diluted	$86,916	12,796	$6.79

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $7.90, $8.18, and $6.93 for the fiscal years 2018, 2017, and 2016, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase 100,000, 785,000, and 712,000 shares of Class A Common Stock were outstanding during fiscal 2018, 2017, and 2016, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 10,000, 36,000, and 35,000 shares of Class A Common Stock were outstanding during fiscal 2018, 2017, and 2016, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Furthermore, stock options to purchase 6,000 shares of Class A Common Stock were not included in computing diluted income per share because these stock options were cancelled during the fifty-two weeks ended December 29, 2018, due to performance criteria not being met or employee termination prior to vesting.

O. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect, and cumulative currency translation adjustments. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs and currency translation adjustments due to tax rate changes in the period. The following table details the changes in accumulated other comprehensive loss for 2018, 2017, and 2016 (in thousands):

Accumulated Other Comprehensive (Loss) Income
Balance at December 26, 2015	$(951)

Deferred pension and other post-retirement benefit costs, net of taxes of $69	122
Amortization of Deferred benefit costs, net of tax benefit of $101	(175)
Currency translation adjustment	(99)

Balance at December 31, 2016	$(1,103)

Deferred pension and other post-retirement benefit costs, net of tax benefit of $57	(170)
Amortization of Deferred benefit costs, net of tax benefit of $11	(32)
Currency translation adjustment	17

Balance at December 30, 2017	$(1,288)
Deferred pension and other post-retirement benefit costs, net of taxes of $64	191
Amortization of Deferred benefit costs, net of taxes of $29	86
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(211)
Currency translation adjustment	25

Balance at December 29, 2018	$(1,197)

P. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
		(In thousands)
2018	$—	$2	$—	$2
2017	$—	$—	$—	$—
2016	$244	$(244)	$—	$—

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery) *	Amounts Charged Against Reserves	Balance at End of Period
		(In thousands)
2018	$3,072	$36,213	$(34,649)	$4,636
2017	$3,078	$30,171	$(30,177)	$3,072
2016	$2,813	$33,157	$(32,892)	$3,078

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
		(In thousands)
2018	$1,826	$4,175	$(3,421)	$2,580
2017	$2,262	$5,751	$(6,187)	$1,826
2016	$1,525	$4,707	$(3,970)	$2,262

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
		(In thousands)
2018	$3,023	$2,691	$(3,568)	$2,146
2017	$5,226	$5,449	$(7,652)	$3,023
2016	$3,254	$10,466	$(8,494)	$5,226

*

2018 net provision of the discount accrual includes $1.7 million related to the cumulative effect adjustment to retained earnings and the current year adjustment to deferred revenue related to the adoption of ASU 2014-09.

Q. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 29, 2018, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

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

	For Quarters Ended
	December 29, 2018	September 29, 2018 (2)	June 30, 2018	March 31, 2018	December 30, 2017 (1)	September 30, 2017	July 1, 2017	April 1, 2017
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Net revenue	$225,222	$306,870	$273,100	$190,457	$206,320	$247,047	$247,930	$161,695

Gross profit	116,949	157,227	141,970	96,097	108,037	131,501	134,019	76,344

Operating income	28,851	46,728	31,064	9,238	14,863	51,496	45,288	4,028

Net income	$21,811	$38,007	$23,535	$9,310	$30,530	$33,683	$29,125	$5,711

Net income per share — basic	$1.88	$3.25	$1.99	$0.79	$2.60	$2.82	$2.38	$0.46

Net income per share — diluted	$1.86	$3.21	$1.98	$0.78	$2.57	$2.78	$2.35	$0.45

(1)	During the fourth quarter of 2017, the Company recorded a $20.3 million tax benefit due to the Tax Cuts and Jobs Act of 2017.
(2)	During the third quarter of 2018, the Company recorded a $4.5 million tax benefit related to tax accounting method changes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 29, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

To the shareholders and Board of Directors of

The Boston Beer Company, Inc.

Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”), as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018 of the Company and our report dated February 20, 2019 expressed an unqualified opinion on those financial statements.

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

February 20, 2019

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting to be held on May 16, 2019.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting to be held on May 16, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting to be held on May 16, 2019.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	366,829	$155.75	1,230,545
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	366,829	$155.75	1,230,545

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting to be held on May 16, 2019.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting to be held on May 16, 2019.

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

(b) Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164). (P)

10.1	Stockholder Rights Agreement, dated as of December 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996). (P)

10.2	Second Amended and Restated Credit Agreement between The Boston Beer Company, Inc. and Boston Beer Corporation, as Borrowers, and Bank of America, N.A. (successor-in-merger to Fleet National Bank), effective as of July 1, 2002 (incorporated by reference to the Company’s 10-Q, filed on August 13, 2002).

10.3	Letter Agreement dated August 4, 2004 amending the Second Amended and Restated Credit Agreement between Bank of America, N.A. (successor-in-merger to Fleet National Bank) and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s 10-Q, filed on November 4, 2004).

10.4	Amendment dated February 27, 2007 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

10.5	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 10, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

+10.6	Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

+10.7	Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.8	Office Lease Agreement between Boston Design Center LLC and Boston Beer Corporation dated March 24, 2006 (“Office Lease Agreement”), as amended on September 29, 2006, October 31, 2007, March 25, 2008, August 27, 2012, February 22, 2013, and June 3, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2006 and Annual Report on Form 10-K filed on February 18, 2016).

10.9	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2008).

10.10	The 1996 Stock Option Plan for Non-Employee Directors, originally adopted in 1996 and amended and restated on October 19, 2004, as amended on October 30, 2009, effective as of January 1, 2010 (incorporated by reference to the Company’s Post-Effective Amendment to its Registration Statement on Form S-8 filed on November 28, 2009); amended and restated on December 12, 2012, effective as of January 1, 2012; amended and restated on March 9, 2016, effective as of March 9, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 21, 2016).

10.11	Amendment dated January 24, 2014 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2014).

10.12	The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, October 8, 2013, October 8, 2014, and December 9, 2015, December 20, 2017, and December 20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.13	Stock Option Agreement between the Company and Martin F. Roper entered into effective as of January 1, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 18, 2016).

10.14	Martin F. Roper Proprietary Information and Restrictive Covenant Agreement dated February 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

10.15	Offer Letter to David A. Burwick, future Chief Executive Officer and President, dated January 23, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2018).

10.16	Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 27, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2018).

10.17	Separation Agreement between the Company and former Chief Marketing Officer Jonathan N. Potter, dated August 3, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2018).

*10.18	Amendment to Brewing Services Agreement between the Company and City Brewing Company, LLC, dated October 11, 2018.

*11.1	The information required by exhibit 11 has been included in Note N of the notes to the consolidated financial statements.

*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 29, 2018.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report.
+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2019.

THE BOSTON BEER COMPANY, INC.

/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ David A. Burwick	President, Chief Executive Officer (principal executive officer) and Director
David A. Burwick

/s/ Frank H. Smalla	Chief Financial Officer (principal financial officer)
Frank H. Smalla

/s/ Matthew D. Murphy	Chief Accounting Officer (principal accounting officer)
Matthew D. Murphy

/s/ David P. Fialkow	Director
David P. Fialkow

/s/ Cynthia A. Fisher	Director
Cynthia A. Fisher

/s/ C. James Koch	Chairman and Director
C. James Koch

/s/ Michael Spillane	Director
Michael Spillane

/s/ Jean-Michel Valette	Director
Jean-Michel Valette