Form 10-Q
period 2019-03-30
BOSTON BEER CO INC
filed 2019-04-24
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2019:

Class A Common Stock, $.01 par value	8,748,401
Class B Common Stock, $.01 par value	2,917,983
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March  30, 2019

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 30,	December 29,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$102,887	$108,399
Accounts receivable	54,525	34,073
Inventories	85,861	70,249
Prepaid expenses and other current assets	16,754	13,136
Income tax receivable	833	5,714

Total current assets	260,860	231,571
Property, plant and equipment, net	398,882	389,789
Right-of-use assets	26,177	—
Other assets	14,418	14,808
Goodwill	3,683	3,683

Total assets	$704,020	$639,851

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$61,620	$47,102
Accrued expenses and other current liabilities	66,655	73,412
Current lease liabilities	3,727	—

Total current liabilities	132,002	120,514
Deferred income taxes, net	50,198	49,169
Non-current lease liabilities	27,161	—
Other liabilities	4,841	9,851

Total liabilities	214,202	179,534
Commitments and Contingencies (See Note H)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,634,806 and 8,580,593 issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	86	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,917,983 and 2,917,983 issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	29	29
Additional paid-in capital	411,481	405,711
Accumulated other comprehensive loss, net of tax	(1,160)	(1,197)
Retained earnings	79,382	55,688

Total stockholders’ equity	489,818	460,317

Total liabilities and stockholders’ equity	$704,020	$639,851

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 30, 2019	March 31, 2018
Revenue	$267,559	$201,831
Less excise taxes	15,908	11,374

Net revenue	251,651	190,457
Cost of goods sold	127,111	94,360

Gross profit	124,540	96,097
Operating expenses:
Advertising, promotional and selling expenses	71,723	67,521
General and administrative expenses	23,374	19,338

Total operating expenses	95,097	86,859

Operating income	29,443	9,238
Other income (expense), net:
Interest income, net	637	205
Other expense, net	(252)	(285)

Total other income (expense), net	385	(80)

Income before income tax provision (benefit)	29,828	9,158
Income tax provision (benefit)	6,134	(152)

Net income	$23,694	$9,310

Net income per common share - basic	$2.04	$0.79

Net income per common share - diluted	$2.02	$0.78

Weighted-average number of common shares - Class A basic	8,606	8,714

Weighted-average number of common shares - Class B basic	2,918	3,018

Weighted-average number of common shares - diluted	11,636	11,831

Net income	$23,694	$9,310

Other comprehensive income:
Foreign currency translation adjustment	37	11

Comprehensive income	$23,731	$9,321

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the 13 Weeks Ended March 30, 2019 and March 31, 2018

(in thousands)

(unaudited)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317
Net income							23,694	23,694
Stock options exercised and restricted shares activities	54	—			3,704			3,704
Stock-based compensation expense					2,066			2,066
Currency translation adjustment						37		37

Balance at March 30, 2019	8,634	$86	2,918	$29	$411,481	$(1,160)	$79,382	$489,818

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 30, 2017	8,603	$86	3,018	$30	$372,590	$(1,288)	$52,105	$423,523
Net income							9,310	9,310
Stock options exercised and restricted shares activities	188	2			20,232			20,234
Stock-based compensation expense					1,491			1,491
Repurchase of Class A Common Stock	(91)	(1)					(16,638)	(16,639)
Currency translation adjustment						(11)		(11)
One time effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of tax of $329							(982)	(982)
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income						(210)	210	—

Balance at March 31, 2018	8,700	$87	3,018	$30	$394,313	$(1,509)	$44,005	$436,926

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 30, 2019	March 31, 2018
Cash flows provided by (used in) operating activities:
Net income	$23,694	$9,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,863	12,820
Loss on disposal of property, plant and equipment	271	143
Lease expense	859	—
Bad debt expense	—	47
Stock-based compensation expense	2,066	1,491
Deferred income taxes	1,029	178
Changes in operating assets and liabilities:
Accounts receivable	(20,452)	(16,615)
Inventories	(15,353)	(8,166)
Prepaid expenses, income tax receivable and other assets	1,336	(4,689)
Accounts payable	14,400	2,299
Accrued expenses and other current liabilities	(6,465)	(6,575)
Net lease liabilities	(624)	—
Other liabilities	19	(658)

Net cash provided by (used in) operating activities	13,643	(10,415)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(22,080)	(11,477)
Proceeds from disposal of property, plant and equipment	1	2
Change in restricted cash	28	111

Net cash used in investing activities	(22,051)	(11,364)

Cash flows provided by financing activities:
Repurchase of Class A Common Stock	—	(16,640)
Proceeds from exercise of stock options	2,768	19,304
Cash paid on note payable	(72)	(63)
Net proceeds from sale of investment shares	200	186

Net cash provided by financing activities	2,896	2,787

Change in cash and cash equivalents	(5,512)	(18,992)
Cash and cash equivalents at beginning of year	108,399	65,637

Cash and cash equivalents at end of period	$102,887	$46,645

Supplemental disclosure of cash flow information:
Income taxes paid	$207	$459

Cash paid for amounts included in measurement of lease liabilities	$901	$—

Right-of-use assets obtained in exchange for lease obligations	$27,037	—

Decrease in accounts receivable for ASU 2014-09 adoption	$—	$(1,310)

Increase in accounts payable for purchase of property, plant and equipment	$118	$2,741

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of producing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Angry Orchard® Cider Company”, “Hard Seltzer Beverage Company”, “Angel City® Brewing Company”, “Concrete Beach Brewery®”, “Coney Island® Brewing Company”, “Marathon Brewing Company™”, and “American Fermentation Company”.

The accompanying unaudited consolidated balance sheet as of March 30, 2019, and the consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the interim periods ended March 30, 2019 and March 31, 2018 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 30, 2019 and the results of its consolidated operations, stockholders’ equity, and cash flows for the interim periods ended March 30, 2019 and March 31, 2018, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity needs to use more judgment and make more estimates than under the previous guidance. On December 31, 2017, the Company adopted the new accounting standard and all related amendments using the modified retrospective method which allows application only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In accordance with the new accounting standard, the majority of the Company’s revenue continues to be recognized at the time its products are shipped. Upon adoption, the Company began recognition of certain variable customer promotional discount programs earlier than it had under the previous revenue guidance which resulted in a $1.0 million, net of tax, cumulative effect adjustment to retained earnings in the first quarter of 2018. The Company considers the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Under ASU 2016-02, lessees are permitted to use a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented for the year beginning December 30, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), permitting the use of an alternative modified retrospective approach that would result in an entity recognizing a lease liability and ROU asset as of the effective date of the requirements, with all comparative periods presented and disclosed, in accordance with ASC 840, Leases requirements, changing the date of initial application to the beginning of the period of adoption. On December 30, 2018, the Company adopted the new accounting standard using the alternative modified retrospective approach, applying ASC 840 to all comparative periods, including disclosures. Upon adoption, the Company recognized ROU assets of $27.0 million and lease liabilities of $31.5 million. The Company considers the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

C. Revenue Recognition

During the thirteen weeks ended March 30, 2019 approximately 96% of the Company’s revenue was from shipments of its products to domestic Distributors and 3% from shipments to international Distributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 30, 2019 and March 31, 2018, the Company has deferred $11.2 million and $8.1 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with Distributors for certain periods of time. The reimbursements for discounts to Distributors are recorded as reductions to net revenue and were $6.2 million and $5.6 million for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen weeks ended March 30, 2019 and March 31, 2018 were $3.1 million and $2.0 million, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

The Company benefited from a reduction in federal excise taxes of $1.7 million and $1.1 million for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017.

Shipments for the quarter increased at a significantly higher rate than depletions and resulted in significantly higher distributor inventory as of March 30, 2019 when compared to March 31, 2018. The Company believes distributor inventory as of March 30, 2019 averaged approximately 6 weeks on hand and was at an appropriate level based on inventory requirements to support forecasted growth of Truly and Twisted Tea brands over the summer. The Company expects wholesaler inventory levels in terms of weeks on hand to return to more normal levels of approximately 3 to 4 weeks on hand later in the year.

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

	March 30,	December 29,
	2019	2018
	(in thousands)
Current inventory:
Raw materials	$51,207	$44,655
Work in process	9,198	8,252
Finished goods	25,456	17,342

Total current inventory	85,861	70,249
Long term inventory	11,360	11,619

Total inventory	$97,221	$81,868

E. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2028. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets of $27.0 million and lease liabilities of $31.5 million upon adoption on December 30, 2018. ROU assets and lease liabilities commencing after December 30, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 30, 2019, total ROU assets and lease liabilities were approximately $26.2 million and $30.9 million, respectively. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Aggregate lease expense for the thirteen weeks ended March 30, 2019 was $1.5 million, consisting of $1.1 million in lease expense for lease liabilities recorded on the Company’s balance sheet and $0.4 million in short-term lease expense.

Maturities of lease liabilities as of March 30, 2019 are as follows:

	Operating	Weighted-Average
	Leases	Remaining Term in Years
	(in thousands)
2019	$3,482
2020	4,946
2021	4,809
2022	4,513
2023	4,395
After 2023	13,179

Total lease payments	35,324
Less imputed interest (based on 3.4% weighted-average discount rate)	(4,436)

Present value of lease liability	$30,888	7.5

The Company has additional lease liabilities of $2.8 million which have not yet commenced as of March 30, 2019, and as such, have not been recognized on the Company’s Consolidated balance sheet. These leases are expected to commence during the second quarter of 2019 with a term of five years.

F. Net Income per Share

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

Included in the computation of net income per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest. At its discretion, the Board of Directors grants stock options and restricted stock units to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. The restricted stock generally vest over four years in equal number of shares. The unvested shares participate equally in dividends and are forfeitable. The Company also grants stock options to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years.

Net Income per Common Share—Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 30,	March 31,
	2019	2018
	(in thousands, except per share data)
Net income	$23,694	$9,310

Allocation of net income for basic:
Class A Common Stock	$17,525	$6,872
Class B Common Stock	5,942	2,380
Unvested participating shares	227	58

	$23,694	$9,310
Weighted average number of shares for basic:
Class A Common Stock	8,606	8,714
Class B Common Stock*	2,918	3,018
Unvested participating shares	111	73

	11,635	11,805
Net income per share for basic:
Class A Common Stock	$2.04	$0.79

Class B Common Stock	$2.04	$0.79

*

Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on November 1, 2018 with the ending number of shares reflecting the weighted average for the period.

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

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Thirteen weeks ended
	March 30, 2019			March 30, 2018
	Earnings to			Earnings to
	Common			Common
	Shareholders	Common Shares	EPS	Shareholders	Common Shares	EPS
			(in thousands, except per share data)
As reported—basic	$17,525	8,606	$2.04	$6,872	8,714	$0.79
Add: effect of dilutive potential common shares
Share-based awards	—	112		—	99
Class B Common Stock	5,942	2,918		2,380	3,018
Net effect of unvested participating shares	2	—		1	—

Net income per common share—diluted	$23,469	11,636	$2.02	$9,253	11,831	$0.78

Weighted-average stock options to purchase approximately 15,000 and 764,000 shares of Class A Common Stock were outstanding during the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively, but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 10,000 and 53,000 shares of Class A Common Stock were outstanding as of March 30, 2019 and March 31, 2018, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.

The performance-based stock options to purchase approximately 10,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of March 30, 2019, were granted in 2016 to a key employee. The vesting of these shares requires annual depletions, or sales by Distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023.

G. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plan’s liability and foreign currency translation adjustments for the interim periods ended March 30, 2019 and March 31, 2018 were not material.

H. Commitments and Contingencies

Contract Obligations

The Company had outstanding total non-cancelable contract obligations of $184.9 million at March 30, 2019. These obligations are made up of hops, barley and wheat totaling $54.6 million, advertising contracts of $50.5 million, equipment and machinery of $40.4 million, other ingredients of $23.1 million, and other commitments of $16.3 million.

Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2018 and 2019 and cover the Company’s barley, wheat, and malt requirements for 2019. These purchase commitments outstanding at March 30, 2019 totaled $12.3 million.

The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros, New Zealand Dollars, and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at March 30, 2019 totaled $42.3 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

Currently, the Company brews and packages more than 75% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged.

On October 11, 2018, the Company amended an existing brewing services agreement to include a minimum capacity availability commitment by the third-party brewery. The amendment grants the Company the right to extend the agreement beyond the December 31, 2021 termination date on an annual basis through December 31, 2025. The amendment requires the Company to pay up to $4 million in both 2018 and 2019 for capital improvements at the third party’s brewing facilities. At March 30, 2019, $3.5 million of the 2018 payment was included in prepaid expenses and other current assets, and the $4 million 2019 payment was included in the Company’s contractual obligations.

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

I. Income Taxes

As of March 30, 2019 and December 29, 2018, the Company had approximately $0.9 million and $0.9 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 30, 2019 and December 29, 2018, the Company had $0.1 million and $0.1 million, respectively, accrued for interest and penalties.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of March 30, 2019. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax provision for the thirteen weeks ended March 30, 2019 and March 31, 2018:

	Thirteen weeks ended
	March 30,	March 31,
	2019	2018
	(in thousands)
Summary of income tax provision (benefit)
Tax provision based on net income	$7,909	$2,571
Benefit of ASU 2016-09	(1,775)	(2,723)

Total income tax provision (benefit)	$6,134	$(152)

The Company’s effective tax rate for the thirteen weeks ended March 30, 2019, excluding the impact of ASU 2016-09, decreased to 26.5% from 28.0% for the thirteen weeks ended March 31, 2018, primarily due to a decrease in non-deductible officer compensation under IRC Section 162(m).

J. Revolving Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of March 30, 2019, the Company was not in violation of any of its financial covenants to the lender under the credit facility and there were no borrowings outstanding, so that the line of credit was fully available to the Company for borrowing.

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

At March 30, 2019 and December 29, 2018, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 30, 2019 and December 29, 2018, the Company’s cash and cash equivalents balance was $102.9 million and $108.4 million, respectively, including money market funds amounting to $102.0 million and $107.5 million, respectively.

L. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

				Aggregate Intrinsic
		Weighted-Average	Weighted-Average Remaining	Value
	Shares	Exercise Price	Contractual Term in Years	(in thousands)
Outstanding at December 29, 2018	366,829	$155.75
Granted	15,524	312.74
Forfeited	—	—
Expired	—	—
Exercised	(33,983)	85.78

Outstanding at March 30, 2019	348,370	$169.58	5.63	$43,879

Exercisable at March 30, 2019	135,926	$127.73	3.43	$22,717

Vested and expected to vest at March 30, 2019	316,274	$166.69	5.49	$40,747

Of the total options outstanding at March 30, 2019, 65,306 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2019, the Company granted options to purchase an aggregate of 14,680 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $136.00 per share, of which all shares relate to performance-based stock options.

On March 14, 2019, the Company granted options to purchase an aggregate of 844 shares of the Company’s Class A Common Stock to the Company’s newly appointed non-employee Director. These options have a weighted average fair value of $136.10 per share, of which all shares vested immediately.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 29, 2018	126,720	$192.74
Granted	24,579	$258.92
Vested	(20,230)	$163.83
Forfeited	(611)	$134.61

Non-vested at March 30, 2019	130,458	$209.96

On January 1, 2019, the Company granted a key employee 207 shares of restricted stock units with a weighted average fair value of $240.84 and vests ratable over the service period of four years.

On March 1, 2019, the Company granted 16,471 shares of restricted stock units to certain officers, senior managers and key employees, of which all shares vest ratably over service periods of four years. On March 1, 2019, employees elected to purchase 7,901 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $312.56 and $147.98 per share, respectively.

Stock-Based Compensation

Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended March 30, 2019 and March 31, 2018 was $2.1 million and $1.5 million, respectively, and was calculated based on awards expected to vest.

M. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, March 30, 2019, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week period ended March 30, 2019, as compared to the thirteen week period ended March 31, 2018. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and Notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 30, 2019 compared to Thirteen Weeks Ended March 31, 2018

	Thirteen Weeks Ended (in thousands, except per barrel)
	March 30, 2019			March 31, 2018			Amount change	% change	Per barrel change
Barrels sold	1,076			813			264	32.5%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$251,651	$233.77	100.0%	$190,457	$234.37	100.0%	$61,194	32.1%	$(0.60)
Cost of goods	127,111	118.08	50.5%	94,360	116.12	49.5%	32,751	34.7%	1.96

Gross profit	124,540	115.69	49.5%	96,097	118.25	50.5%	28,443	29.6%	(2.56)
Advertising, promotional and selling expenses	71,723	66.63	28.5%	67,521	83.09	35.5%	4,202	6.2%	(16.46)
General and administrative expenses	23,374	21.71	9.3%	19,338	23.80	10.2%	4,036	20.9%	(2.09)

Total operating expenses	95,097	88.34	37.8%	86,859	106.89	45.6%	8,238	9.5%	(18.55)
Operating income	29,443	27.35	11.7%	9,238	11.37	4.9%	20,205	218.7%	15.98
Other income (expense), net	385	0.36	0.2%	(80)	(0.10)	0.0%	465	-581.3%	0.46

Income before income tax expense (benefit)	29,828	27.71	11.9%	9,158	11.27	4.8%	20,670	225.7%	16.44
Income tax expense (benefit)	6,134	5.70	2.4%	(152)	(0.19)	-0.1%	6,286	-4135.5%	5.89

Net income	$23,694	$22.01	9.4%	$9,310	$11.46	4.9%	$14,384	154.5%	$10.55

Net revenue. Net revenue increased by $61.2 million, or 32.1%, to $251.7 million for the thirteen weeks ended March 30, 2019, as compared to $190.5 million for the thirteen weeks ended March 31, 2018, primarily as a result of an increase in shipments.

Volume. Total shipment volume increased by 32.5% to 1,076,000 barrels for the thirteen weeks ended March 30, 2019, as compared to 813,000 barrels for the thirteen weeks ended March 31, 2018, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.

Depletions, or sales by Distributors to retailers, of the Company’s products for the thirteen weeks ended March 30, 2019 increased by approximately 11% compared to the thirteen weeks ended March 31, 2018, primarily due to increase in depletions of Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.

Shipments for the quarter increased at a significantly higher rate than depletions and resulted in significantly higher distributor inventory as of March 30, 2019 when compared to March 31, 2018. The Company believes distributor inventory as of March 30, 2019 averaged approximately 6 weeks on hand and was at an appropriate level based on inventory requirements to support forecasted growth of Truly and Twisted Tea brands over the summer. The Company expects wholesaler inventory levels in terms of weeks on hand to return to more normal levels of approximately 3 to 4 weeks on hand later in the year.

Net revenue per barrel. Net revenue per barrel decreased by 0.3% to $233.77 per barrel for the thirteen weeks ended March 30, 2019, as compared to $234.37 per barrel for the comparable period in 2018, primarily due to package mix only partially offset by price increases.

Cost of goods sold. Cost of goods sold was $118.08 per barrel for the thirteen weeks ended March 30, 2019, as compared to $116.12 per barrel for the thirteen weeks ended March 31, 2018. The 2019 increase in cost of goods sold of $1.96 per barrel was primarily the result of higher processing costs, due to increased production at third party locations, higher temporary labor at Company-owned breweries and higher packaging costs, partially offset by cost saving initiatives in Company owned breweries.

Gross profit. Gross profit was $115.69 per barrel for the thirteen weeks ended March 30, 2019, as compared to $118.25 per barrel for the thirteen weeks ended March 31, 2018. Gross margin was 49.5% for the thirteen weeks ended March 30, 2019, as compared to 50.5% for the thirteen weeks ended March 31, 2018. The decrease in gross profit per barrel of $2.56 was primarily the result of an increase in cost of goods sold per barrel and a decrease in net revenue per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $4.2 million, or 6.2%, to $71.7 million for the thirteen weeks ended March 30, 2019, as compared to $67.5 million for the thirteen weeks ended March 30, 2018. The increase was primarily due to increased investments in media and production, higher salaries and benefits costs and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses were 28.5% of net revenue, or $66.63 per barrel, for the thirteen weeks ended March 30, 2019, as compared to 35.5% of net revenue, or $83.09 per barrel, for the thirteen weeks ended March 31, 2018. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $4.0 million, or 20.9%, to $23.4 million for the thirteen weeks ended March 30, 2019, as compared to $19.3 million for the thirteen weeks ended March 31, 2018. The increase was primarily due to increases in salaries and benefits costs and consulting costs.

Income tax expense. During the thirteen weeks ended March 30, 2019, the Company recorded a net income tax expense of $6.1 million which consists of $7.9 million income tax expenses partially offset by a $1.8 million tax benefit related to stock option exercises in accordance with ASU 2016-09. The Company’s non-GAAP effective tax rate for the thirteen weeks ended March 30, 2019, excluding the impact of the adoption of ASU 2016-09, decreased to 26.5% from 28.0% for the thirteen weeks ended March 31, 2018, primarily due to a decrease in non-deductible officer compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $102.9 million as of March 30, 2019 from $108.4 million as of December 29, 2018, reflecting cash used for purchases of property, plant and equipment, partially offset by cash provided by operating and financing activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirteen weeks ended March 30, 2019 was $13.6 million and primarily consisted of net income of $23.7 million and non-cash items of $17.0 million, partially offset by a net increase in operating assets and liabilities of $27.1 million. Cash used in operating activities for the thirteen weeks ended March 31, 2018 was $10.4 million and primarily consisted of a net increase in operating assets and liabilities of $34.4 million, partially offset by non-cash items of $14.7 million and net income of $9.3 million.

The Company used $22.1 million in investing activities during the thirteen weeks ended March 30, 2019, as compared to $11.4 million during the thirteen weeks ended March 31, 2018. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, and support product innovation and future growth.

Cash provided by financing activities was $2.9 million during the thirteen weeks ended March 30, 2019, as compared to $2.8 million provided by financing activities during the thirteen weeks ended March 31, 2018. The $0.1 million increase in cash provided by financing activities in 2019 from 2018 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase program, partially offset by a decrease in proceeds from the exercise of stock options.

During the thirteen weeks ended March 30, 2019 and the period from March 31, 2019 through April 20, 2019, the Company did not repurchase any shares of its Class A Common Stock. As of April 20, 2019, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 30, 2019 of $102.9 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

2019 Outlook

Year-to-date depletions through the 15 weeks ended April 13, 2019 are estimated by the Company to have increased approximately 12.5% from the comparable period in 2018.

The Company is currently estimating 2019 depletions and shipments growth of between 10% and 15%, an increase from the previously communicated estimate of between 8% and 13%. The Company is targeting national price increases of between 1% and 3%. Full-year 2019 gross margins are currently expected to be between 50% and 52%, a decrease from the previously communicated estimate of between 51% and 53%. The Company intends to increase advertising, promotional and selling expenses by between $20 million and $30 million for the full year 2019, not including any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2019, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company currently projects Non-GAAP earnings per diluted share, which excludes the impact of ASU 2016-09, for 2019 of between $8.00 and $9.00, but actual results could vary significantly from this target. The Company estimates a full-year 2019 Non-GAAP effective tax rate of approximately 27%, which excludes the impact of ASU 2016-09. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2019 capital expenditures. Its current estimates are between $100 million and $120 million, consisting mostly of investments in the Company’s breweries and taprooms. The actual total amount spent on 2019 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2019 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 30, 2019, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended March 30, 2019.

Critical Accounting Policies

As disclosed in note B, on December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments.

There were no material changes to the Company’s critical accounting policies during the three-month period ended March 30, 2019.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 29, 2018, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 30, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the thirteen weeks ended March 30, 2019, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 20, 2019, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.

During the thirteen weeks ended March 30, 2019, the Company repurchased 348 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2018 to February 2, 2019	116	$127.05	—	$90,335
February 3, 2019 to March 2, 2019	219	115.78	—	90,335
March 3, 2019 to March 30, 2019	13	187.54	—	90,335

Total	348	$122.22	—	$90,335

As of April 20, 2018, the Company had 8.7 million shares of Class A Common Stock outstanding and 2.9 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note F of the notes to the consolidated financial statements.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: April 24, 2019	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: April 24, 2019	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)