Form 10-Q
period 2019-06-29
BOSTON BEER CO INC
filed 2019-07-25
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended
June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
1-14092

THE BOSTON BEER COMPANY, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3284048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Design Center Place, Suite 850
,
Boston
,
Massachusetts
(Address of principal executive offices)
02210
(Zip Code)
(
617
)
368-5000
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock. $0.1 par value	SAM	New York Stock Exchange
Class B Common Stock, $0.1 par value	Not applicable	Unregistered
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
of the Act.)    Yes
☐
     No
☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2019:

Class A Common Stock, $.01 par value	9,185,036
Class B Common Stock, $.01 par value	2,917,983
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM 10-Q
June 29, 2019

PART I. FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 29,	December 29,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$3,017	$108,399
Accounts receivable	69,420	34,073
Inventories	80,361	70,249
Prepaid expenses and other current assets	16,329	13,136
Income tax receivable	9,629	5,714

Total current assets	178,756	231,571
Property, plant and equipment, net	412,064	389,789
Operating right-of-use assets	36,779	—
Merger consideration	158,402	—
Other assets	23,646	14,808
Goodwill	3,683	3,683

Total assets	$813,330	$639,851
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$74,906	$47,102
Accrued expenses and other current liabilities	73,545	73,412
Line of credit	37,500	—
Current operating lease liabilities	2,315	—

Total current liabilities	188,266	120,514

Deferred income taxes, net	55,452	49,169
Non-current operating lease liabilities	39,239	—
Other liabilities	7,572	9,851

Total liabilities	290,529	179,534
Commitments and Contingencies (See Note I)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 8,655,955 and 8,580,593 issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	87	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,917,983 and 2,917,983 issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	29	29
Additional paid-in capital	416,602	405,711
Accumulated other comprehensive loss, net of tax	(1,155)	(1,197)
Retained earnings	107,238	55,688

Total stockholders’ equity	522,801	460,317

Total liabilities and stockholders’ equity	$813,330	$639,851

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Revenue	$338,643	$289,574	$606,202	$491,405
Less excise taxes	20,236	16,474	36,144	27,848

Net revenue	318,407	273,100	570,058	463,557
Cost of goods sold	159,405	131,130	286,516	225,490

Gross profit	159,002	141,970	283,542	238,067
Operating expenses:
Advertising, promotional and selling expenses	94,079	86,510	165,802	154,031
General and administrative expenses	26,748	23,879	50,122	43,217
Impairment of assets	243	517	243	517

Total operating expenses	121,070	110,906	216,167	197,765

Operating income	37,932	31,064	67,375	40,302
Other income (expense), net:
Interest (expense) income, net	(27)	273	610	478
Other income (expense), net	197	(203)	(55)	(488)

Total other income (expense), net	170	70	555	(10)

Income before income tax provision	38,102	31,134	67,930	40,292
Income tax provision	10,246	7,599	16,380	7,447

Net income	$27,856	$23,535	$51,550	$32,845
Net income per common share - basic	$2.39	$1.99	$4.42	$2.78
Net income per common share - diluted	$2.36	$1.98	$4.38	$2.76
Weighted-average number of common shares - Class A basic	8,648	8,667	8,627	8,690
Weighted-average number of common shares - Class B basic	2,918	3,018	2,918	3,018
Weighted-average number of common shares - diluted	11,684	11,787	11,660	11,809
Net income	$27,856	$23,535	$51,550	$32,845

Other comprehensive income:
Foreign currency translation adjustment	5	7	42	18

Comprehensive income	$27,861	$23,542	$51,592	$32,863

The accompanying notes are an integral part of these consolidated financial statements.
5

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the
Thirteen and
Twenty-six weeks ended June 29, 2019 and June 30, 2018
(in thousands)
(unaudited)

	Class A	Class A Common	Class B	Class B	Additional	Accumulated Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss, net of tax	Earnings	Equity
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317
Net income							23,694	23,694
Stock options exercised and restricted shares activities	54	—			3,704			3,704
Stock-based compensation expense					2,066			2,066
Currency translation adjustment						37		37
Balance at March 30, 2019	8,634	$86	2,918	$29	$411,481	$(1,160)	$79,382	$489,818
Net income							27,856	27,856
Stock options exercised and restricted shares activities	21	1			1,377			1,378
Stock-based compensation expense					3,744			3,744
Currency translation adjustment						5		5

Balance at June 29, 2019	8,655	$87	2,918	$29	$416,602	$(1,155)	$107,238	$522,801

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss, net of tax	Earnings	Equity
Balance at December 30, 2017	8,603	$86	3,018	$30	$372,590	$(1,288)	$52,105	$423,523
Net income							9,310	9,310
Stock options exercised and restricted shares activities	188	2			20,232			20,234
Stock-based compensation expense					1,491			1,491
Repurchase of Class A Common Stock	(91)	(1)					(16,638)	(16,639)
Currency translation adjustment						(11)		(11)
One time effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of tax of $ 329							(982)	(982)
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income						(210)	210	—
Balance at March 31, 2018	8,700	$87	3,018	$30	$394,313	$(1,509)	$44,005	$436,926
Net income							23,535	23,535
Stock options exercised and restricted shares activities	32	—			2,224			2,224
Stock-based compensation expense					3,079			3,079
Repurchase of Class A Common Stock	(97)	(1)					(23,084)	(23,085)
Currency translation adjustment						(7)		(7)

Balance at June 30, 2018	8,635	$86	3,018	$30	$399,616	$(1,516)	$44,456	$442,672

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six weeks ended
	June 29, 2019	June 30, 2018
Cash flows provided by operating activities:
Net income	$51,550	$32,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,089	26,011
Impairment of assets	243	517
Loss on disposal of property, plant and equipment	104	26
Lease expense	1,789	—
Bad debt (recovery) expense	(1)	27
Stock-based compensation expense	5,810	4,570
Deferred income taxes	6,283	775
Changes in operating assets and liabilities:
Accounts receivable	(35,346)	(21,651)
Inventories	(14,942)	(18,636)
Prepaid expenses, income tax receivable and other assets	(10,962)	217
Accounts payable	26,320	20,563
Accrued expenses and other current liabilities	(101)	8,721
Net lease liabilities	(1,391)	—
Other liabilities	85	(244)

Net cash provided by operating activities	55,530	53,741

Cash flows used in investing activities:
Purchases of property, plant and equipment	(44,578)	(25,470)
Proceeds from disposal of property, plant and equipment	179	2
Cash paid for merger	(158,402)	—
Change in restricted cash	(188)	98

Net cash used in investing activities	(202,989)	(25,370)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	—	(39,725)
Proceeds from exercise of stock options	4,146	21,529
Net cash paid on note payable and capital lease	(115)	(78)
Cash borrowed on line of credit	86,000	—
Cash paid on line of credit	(48,500)	—
Net proceeds from sale of investment shares	546	445

Net cash provided (used in) by financing activities	42,077	(17,829)

Change in cash and cash equivalents	(105,382)	10,542
Cash and cash equivalents at beginning of year	108,399	65,637

Cash and cash equivalents at end of period	$3,017	$76,179
Supplemental disclosure of cash flow information:
Income taxes paid	$13,697	$3,355
Cash paid for amounts included in measurement of lease liabilities	$1,976	$—
Right-of-use assets obtained in exchange for operating lease obligations	$38,524	$—
Right-of-use assets obtained in exchange for capital lease obligations	$2,837	$—
Decrease in accounts receivable for ASU 2014-09 adoption	$—	$(1,310)
Increase in accounts payable for purchase of property, plant and equipment	$1,484	$774

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of producing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company
®
”, “Twisted Tea Brewing Company
®
”, “Angry Orchard
®
Cider Company”, “Hard Seltzer Beverage Company”, “Angel City
®
Brewing Company”, “Concrete Beach Brewery
®
”, “Coney Island
®
Brewing Company”, “Marathon Brewing Company
™
”, and “American Fermentation Company”.
The accompanying unaudited consolidated balance sheet as of June 29, 2019, and the consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the interim periods ended June 29, 2019 and June 30, 2018 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 29, 2018.
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 29, 2019 and the results of its consolidated operations, stockholders’ equity, and cash flows for the interim periods ended June 29, 2019 and June 30, 2018, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B.	Dogfish Head Brewery Merger

On May 8, 2019, the Company entered into definitive agreements to acquire all of the equity interests held by certain private entities in Dogfish Head Brewery (“Dogfish Head”) and various related operations. In accordance with these agreements, the Company made a payment of $158.4 million, which was placed in escrow pending the satisfaction of certain closing conditions. This amount is recorded as Merger Consideration in the accompanying balance sheet at June 29, 2019. The Company closed the transaction on July 3, 2019, for total consideration of $336.0 million, consisting of $173.0 million in cash and 429,292 shares of restricted Class A Stock that had an aggregate market value as of July 3, 2019 of $163.0 million, after taking into account a post-closing cash related adjustment. As required under the definitive agreements, 127,146 of the 429,292 shares of restricted Class A Stock have been placed in escrow and will be released no later than July 3, 2029. These shares had a market value on July 3, 2019 of $48.3 million. The timing of the release of these escrowed shares is primarily related to the continued employment with the Company of Samuel A. Calagione III, one of the two Dogfish Head founders. As part of the transaction, distribution rights to the Dogfish Head brand outside of the United States and Canada were retained by the Dogfish Head founders.
The fair value of the transaction less cash acquired is estimated at approximately $323.8 million. The Company estimates that transaction-related and other non-recurring costs incurred and to be incurred as a result of the transaction will total approximately $8.0 million. Of this total, $1.5 million had been expensed as of June 29, 2019. As part of the transaction, certain members of Dogfish Head management entered into employment agreements with the Company and were granted 906 shares of restricted stock units that vest in one year and have a fair value of approximately $345,000. The Company funded the cash component of the transaction through cash on-hand and its existing line of credit as described in Note K.
The Company will consolidate Dogfish Head results into the Company’s financial results beginning on July 3, 2019. As part of the merger transaction, the Company expects to record assets and liabilities during the third quarter of 2019 which include the Dogfish Head Brewery, brand name and related intellectual property, inventory, other working capital assets and liabilities, deferred income taxes and goodwill. The combination of the Company and Dogfish Head creates a diverse multi-brand portfolio supported by significant brewing and sales expertise. The Company will account for the merger with Dogfish Head under the acquisition method of accounting for business combinations. Accordingly, the consideration will be allocated to the underlying net assets based on their respective fair values. The excess of the consideration over the estimated fair value of the net assets acquired will be recorded as goodwill.

Consistent with prior periods and considering post-merger reporting structures the Company will continue to report as one segment. All of the combined Company’s brands sell predominantly low alcohol beverages, which are sold to the same types of customers in similar size quantities at similar price points and through the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall under the same regulatory environment.

C.	Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Under ASU 2016-02, lessees are permitted to use a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented for the year beginning December 30, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), permitting the use of an alternative modified retrospective approach that would result in an entity recognizing a lease liability and ROU asset as of the effective date of the requirements, with all comparative periods presented and disclosed, in accordance with ASC 840, Leases requirements, changing the date of initial application to the beginning of the period of adoption. On December 30, 2018, the Company adopted the new accounting standard using the alternative modified retrospective approach, applying ASC 840 to all comparative periods, including disclosures. Upon adoption, the Company recognized ROU assets of $
27.0
 million and lease liabilities of $
31.5
 million. The Company considers the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

D.	Revenue Recognition

During the twenty-six
weeks ended June
29
,
2019
approximately
95
% of the Company’s revenue was from shipments of its products to domestic Distributors and
4
% from shipments to international Distributors, primarily located in Canada. Approximately
1
% of the Company’s revenue is from retail beer, cider, and merchandise sales at the Company’s retail locations.
The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 29, 2019 and December 29, 2018, the Company has deferred $8.5 million and $4.6 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Customer promotional discount programs are entered into by the Company with Distributors for certain periods of time. The reimbursements for discounts to Distributors are recorded as reductions to net revenue and were $13.5 million and $19.7 million for the thirteen and twenty-six
weeks ended June 29, 2019, respectively. Reimbursements for discounts for the thirteen and twenty-six
weeks ended June 30, 2018 were $10.1 million and $15.7 million, respectively. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer programs and incentives, are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses
,
based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and twenty-six weeks ended June 29, 2019 were $3.6 million and $6.7 million, respectively. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and twenty-six weeks ended June 30, 2018 were $4.2 million and $6.2 million, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
The Company benefited from a reduction in federal excise taxes of $2.1 million and $1.7 million for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017. The Company benefited from a reduction in federal excise taxes of $3.8 million and $2.8 million for the twenty-six
weeks ended June 29, 2019 and June 30, 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017
.

E.	Inventories

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

	June 29,	December 29,
	2019	2018
	(in thousands)
Current inventory:
Raw materials	$46,194	$44,655
Work in process	10,191	8,252
Finished goods	23,976	17,342

Total current inventory	80,361	70,249
Long term inventory	16,449	11,619

Total inventory	$96,810	$81,868

F.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2031. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets of $27.0 million and lease liabilities of $31.5 million upon adoption of ASU No. 2016-02 on December 30, 2018. ROU assets and lease liabilities commencing after December 30, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 29, 2019, total ROU assets and lease liabilities were as follows:

	Classification	Leases
		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$36,779
Capital lease assets	Property, plant and equipment, net	2,794
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	2,315
Capital lease liabilities	Accrued expenses and other current liabilities	537
Non-current
Operating lease liabilities	Non-current operating lease liabilities	39,239
Capital lease liabilities	Other liabilities	2,313

During the second quarter, the increases in ROU assets and lease liabilities was the result of the Company entering into a five year extension on a current facility lease and a five year lease for equipment. Aggregate lease expense for the thirteen weeks ended June 29, 2019 was $1.5 million, consisting of $1.2 million in lease expense for lease liabilities recorded on the Company’s balance sheet and $0.3 million in short-term lease expense. Aggregate lease expense for the twenty-six weeks ended June 29, 2019 was $3.0 million, consisting of $2.3 million in lease expense for lease liabilities recorded on the Company’s balance sheet and $0.7 million in short-term lease expense.
Maturities of lease liabilities as of June 29, 2019 are as follows:

	Operating Leases	Capital Leases	Weighted-Average Remaining Term in Years
			Operating Leases	Capital Leases
	(in thousands)
2019	$2,557	$309
2020	2,268	626
2021	5,379	626
2022	5,083	627
2023	4,965	627
After 2023	30,100	288

Total lease payments	50,352	3,103
Less imputed interest (based on 3.5% weighted- average discount rate)	(8,798)	(253)

Present value of lease liability	$41,554	$2,850	10.1	4.97

Future minimum lease payments expected under non-cancellable operating lease agreements in effect at December 29, 2018 were as follows:

Leases
(in thousands)
2019	$4,446
2020	4,530
2021	4,370
2022	3,559
2023	1,672
Thereafter	7,582

Total	$26,159

G.	Net Income per Share

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
The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program, which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note M for a discussion of the current year unvested stock awards and issuances.
Included in the computation of net income per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest. At its discretion, the Board of Directors grants stock options and restricted stock to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. In December 2018, the Employee Equity Incentive Plan was amended to permit the grant of restricted stock units.
The restricted stock units generally vest over
four years
in equal number of shares.
Each restricted stock unit represents an unfunded and unsecured right to receive one share of Class A Stock upon satisfaction of the vesting criteria.
The unvested shares participate equally in dividends and are forfeitable.
Prior to March 1, 2019, the Company granted restricted stock awards, generally vesting over five years in equal number of shares.
The Company also grants stock options to its
non-employee
directors upon election or
re-election
to the Board of Directors. The number of option shares granted to non-employee
directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years.
Net Income per Common Share - Basic
The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$27,856	$23,535	$51,550	$32,845
Allocation of net income for basic:
Class A Common Stock	$20,639	$17,290	$38,161	$24,187
Class B Common Stock	6,964	6,020	12,908	8,400
Unvested participating shares	253	225	481	258
	$27,856	$23,535	$51,550	$32,845
Weighted average number of shares for basic:
Class A Common Stock	8,648	8,667	8,627	8,690
Class B Common Stock*	2,918	3,018	2,918	3,018
Unvested participating shares	106	112	109	93
	11,672	11,797	11,654	11,801
Net income per share for basic:
Class A Common Stock	$2.39	$1.99	$4.42	$2.78
Class B Common Stock	$2.39	$1.99	$4.42	$2.78

*	Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on November 1, 2018 with the ending number of shares reflecting the weighted average for the period.

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

	Thirteen weeks ended
	June 29, 2019			June 30, 2018
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$20,639	8,648	$2.39	$17,290	8,667	$1.99
Add: effect of dilutive potential common shares
Share-based awards	—	118		—	102
Class B Common Stock	6,964	2,918		6,020	3,018
Net effect of unvested participating shares	2	—		2	—
Net income per common share - diluted	$27,605	11,684	$2.36	$23,312	11,787	$1.98

	Twenty-six weeks ended
	June 29, 2019			June 30, 2018
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$38,161	8,627	$4.42	$24,187	8,690	$2.78
Add: effect of dilutive potential common shares
Share-based awards	—	115		—	101
Class B Common Stock	12,908	2,918		8,400	3,018
Net effect of unvested participating shares	5	—		2	—

Net income per common share - diluted	$51,074	11,660	$4.38	$32,589	11,809	$2.76

During the thirteen and twenty-six weeks ended June 29, 2019, weighted-average stock options to purchase approximately 10,000 and 6,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. During the thirteen and twenty-six weeks ended June 30, 2018, weighted-average stock options to purchase approximately 537,000 and 671,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 18,000 and 63,000 shares of Class A Common Stock were outstanding as of June 29, 2019 and June 30, 2018, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options was not met as of the end of the reporting period.
Of performance-based stock options to purchase approximately 18,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of June 29, 2019, 15,000 shares were granted in 2016 to two key employees. The vesting of these shares requires annual depletions, or sales by Distributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023. The remaining 3,000 shares were granted in 2017 to executive officers and the vesting of these shares requires annual depletions to attain certain thresholds in 2019.

H.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended June 29, 2019 and June 30, 2018 were not material.

I.	Commitments and Contingencies

Contract Obligations
The Company had outstanding total non-cancelable contract obligations of $161.9 million at June 29, 2019. These obligations are made up of hops, barley and wheat totaling $48.6 million, advertising contracts of $45.2 million, equipment and machinery of $38.4 million, other ingredients of $13.3 million, and other commitments of $16.4 million.

Currently, the Company has entered into contracts for barley and wheat with three
major suppliers. The contracts include crop year 2018 and 2019 and cover the Company’s barley, wheat, and malt requirements for 2019 and part of 2020. These purchase commitments outstanding at June 29, 2019 totaled $12.3 million.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros, New Zealand Dollars, and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at June 29, 2019 totaled $36.3 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.
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

J.	Income Taxes

As of June 29, 2019 and December 29, 2018, the Company had approximately
$
0.8
 million and $
0.8
 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 29, 2019 and December 29, 2018, the Company had $0.1 million and $0.1 million, respectively, accrued for interest and penalties recorded in o
ther liabilities
.
The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of June 29, 2019. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

The following table provides a summary of the income tax provision for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018:

	Thirteen weeks ended
	June 29, 2019	June 30, 2018
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$10,499	$8,727
Benefit of ASU 2016-09	(253)	(1,128)

Total income tax provision	$10,246	$7,599

	Twenty-six weeks ended
	June 29, 2019	June 30, 2018

	(in thousands)
Summary of income tax provision
Tax provision based on net income	$18,408	$11,298
Benefit of ASU 2016-09	(2,028)	(3,851)

Total income tax provision	$16,380	$7,447

The Company’s effective tax rate for the thirteen weeks ended June 29, 2019, excluding the impact of ASU 2016-09, decreased to
27.6
% from
28.0
%
for the thirteen weeks ended June 30, 2018, primarily due to a decrease in non-deductible officer compensation under IRS Section 162(m). The Company’s effective tax rate for the twenty-six weeks ended June 29, 2019, excluding the impact of ASU 2016-09, decreased to
27.1
% from
28.0
%
for the twenty-six weeks ended June 30, 2018, primarily due to a decrease in non-deductible officer compensation under IRC Section 162(m).

K.	Revolving Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to
March 31, 2023
. On May 6, 2019, the Company withdrew $75.0 million of the available balance to fund the merger with Dogfish Head Brewery.
The interest rate for the borrowings withdrawn is 2.95% (applicable
LIBOR rate of 2.5% plus
0.45
%
).
As of June 29, 2019, the unpaid balance on the borrowing was $
37.5
million. As of June 29, 2019, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $
112.5
million remaining on the line of credit was available to the Company for future borrowing.

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

At June 29, 2019 and December 29, 2018, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 29, 2019 and December 29, 2018, the Company’s cash and cash equivalents balance was $3.0 million and $108.4 million, respectively, including money market funds amounting to $1.5 million and $107.5 million, respectively.

M.	Common Stock and Stock-Based Compensation

Option Activity
Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for
Non-Employee
Directors is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2018	366,829	$155.75
Granted	31,286	313.56
Forfeited	—	—
Expired	—	—
Exercised	(43,866)	94.50

Outstanding at June 29, 2019	354,249	$177.28	5.64	$71,021

Exercisable at June 29, 2019	131,684	$134.82	3.42	$31,991
Vested and expected to vest at June 29, 2019	325,498	$175.05	5.53	$65,983

Of the total options outstanding at June 29, 2019, 65,306 shares were performance-based options for which the performance criteria had yet to be achieved.
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
On April 29, 2019, the Company granted options to purchase an aggregate of 11,827 shares of the Company’s Class A Common Stock to the Company’s newly appointed Chief Marketing Officer with a weighted average fair value of $126.83 per share with service based vesting through 2024.
On May 16, 2019, the Company granted options to purchase an aggregate of 3,935 shares of the Company’s Class A Common Stock to the Company’s nonemployee Directors. These options have a weighted average fair value of $145.95 per share. All of the options vested immediately on the date of the grant.

Non-Vested Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 29, 2018	126,720	$192.74
Granted	29,504	$266.54
Vested	(31,496)	$187.25
Forfeited	(1,110)	$144.92

Non-vested at June 29, 2019	123,618	$212.18

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
On April 29, 2019, the Company granted its newly appointed Chief Marketing Officer 4,925 shares of restricted stock units with a weighted-average fair value of $304.56 per share with service based vesting through 2023.
Stock-Based Compensation
Stock-based compensation expense related to share-based awards recognized in the thirteen and twenty-six
weeks ended June 29, 2019 was $3.7 million and $5.8 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen weeks and twenty-six
weeks ended June 30, 2018 was $3.1 million and $4.6 million, respectively, and was calculated based on awards expected to vest.

N.	Employee Retirement Plans

The Company has one company-sponsored defined benefit pension plan that covers certain of its union employees. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union 1199”). As of December 29, 2018, the fair value of the plan assets were $3.3 million and the benefit obligation was $5.4 million. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third party annuities. In the fourth quarter of 2020 the Company expects to complete the termination of the plan and record an expense of approximately
$1.7 million a
s a result of the termination.

O.	Subsequent Events

As noted in Note B, the Company completed its acquisition of Dogfish Head Brewery on July 3, 2019, for an aggregate consideration of approximately $173.0 million in cash and 429,292 shares of restricted Class A Common Stock.
The Company evaluated subsequent events occurring after the balance sheet date, June 29, 2019, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six
week period ended June 29, 2019, as compared to the thirteen and twenty-six
week period ended June 30, 2018. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 29, 2018. This discussion does not include financial results of Dogfish Head Brewery which will be consolidated into the Company’s results beginning on July 3, 2019.
RESULTS OF OPERATIONS
Thirteen Weeks Ended June 29, 2019 compared to Thirteen Weeks Ended June 30, 2018

	Thirteen Weeks Ended (in thousands)
	June 29, 2019			June 30, 2018			Amount change	% change	Per barrel change
Barrels sold	1,374			1,177			198	16.8%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$318,407	$231.68	100.0%	$273,100	$232.09	100.0%	$45,307	16.6%	$(0.41)
Cost of goods	159,405	115.99	50.1%	131,130	111.44	48.0%	28,275	21.6%	4.55

Gross profit	159,002	115.69	49.9%	141,970	120.65	52.0%	17,032	12.0%	(4.96)
Advertising, promotional and selling expenses	94,079	68.45	29.5%	86,510	73.52	31.7%	7,569	8.7%	(5.07)
General and administrative expenses	26,748	19.46	8.4%	23,879	20.29	8.7%	2,869	12.0%	(0.83)
Impairment of assets	243	0.18	0.1%	517	0.44	0.2%	(274)	0.0%	(0.26)

Total operating expenses	121,070	88.09	38.0%	110,906	94.25	40.6%	10,164	9.2%	(6.16)
Operating income	37,932	27.60	11.9%	31,064	26.40	11.4%	6,868	22.1%	1.20
Other income	170	0.12	0.1%	70	0.06	0.0%	100	142.9%	0.06

Income before income tax expense	38,102	27.72	12.0%	31,134	26.46	11.4%	6,968	22.4%	1.26
Income tax expense	10,246	7.46	3.2%	7,599	6.46	2.8%	2,647	34.8%	1.00

Net income	$27,856	$20.27	8.7%	$23,535	$20.00	8.6%	$4,321	18.4%	$0.27

Net revenue.
Net revenue increased by $45.3 million, or 16.6%, to $318.4 million for the thirteen weeks ended June 29, 2019, as compared to $273.1 million for the thirteen weeks ended June 30, 2018, primarily as a result of an increase in shipments.
Volume.
Total shipment volume increased by 16.8% to 1,374,000 barrels for the thirteen weeks ended June 29, 2019, as compared to 1,177,000 barrels for the thirteen weeks ended June 30, 2018, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Depletions, or sales by Distributors to retailers, of the Company’s products for the thirteen weeks ended June 29, 2019 increased by approximately 17% compared to the thirteen weeks ended June 30, 2018, primarily due to increase in depletions of Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Shipments for the first half of 2019 increased at a higher rate than depletions and resulted in significantly higher distributor inventory as of June 29, 2019 when compared to June 30, 2018. The Company believes distributor inventory as of June 29, 2019 averaged approximately 3 weeks on hand and was at an appropriate level based on inventory requirements to support forecasted growth of Truly and Twisted Tea brands over the summer. The Company expects wholesaler inventory levels in terms of weeks on hand to remain between 2 and 4 weeks for the remainder of the year.
Net revenue per barrel.
Net revenue per barrel decreased by 0.2% to $231.68 per barrel for the thirteen weeks ended June 29, 2019, as compared to $232.09 per barrel for the comparable period in 2018, primarily due to package mix factors that were only partially offset by price increases.

Cost of goods sold.

Cost of goods sold was $115.99 per barrel for the thirteen weeks ended June 29, 2019, as compared to $111.44 per barrel for the thirteen weeks ended June 30, 2018. The 2019 increase in cost of goods sold of $4.55 per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher temporary labor requirements at Company-owned breweries to support increased variety pack volumes, partially offset by cost saving initiatives at Company-owned breweries.

Gross profit.
Gross profit was $115.69 per barrel for the thirteen weeks ended June 29, 2019, as compared to $120.65 per barrel for the thirteen weeks ended June 30, 2018. Gross margin was 49.9% for the thirteen weeks ended June 29, 2019, as compared to 52.0% for the thirteen weeks ended June 30, 2018. The decrease in gross profit per barrel of $4.96 was primarily the result of an increase in cost of goods sold per barrel and a decrease in net revenue per barrel.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $7.6 million, or 8.7%, to $94.1 million for the thirteen weeks ended June 29, 2019, as compared to $86.5 million for the thirteen weeks ended June 30, 2018. The increase was primarily due to increased investments in local marketing, media and production, higher salaries and benefits costs and increased freight to distributors due to higher volumes.
Advertising, promotional and selling expenses were 29.5% of net revenue, or $68.45 per barrel, for the thirteen weeks ended June 29, 2019, as compared to 31.7% of net revenue, or $73.52 per barrel, for the thirteen weeks ended June 30, 2018. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
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
General and administrative.
General and administrative expenses increased by $2.9 million, or 12.0%, to $26.7 million for the thirteen weeks ended June 29, 2019, as compared to $23.9 million for the thirteen weeks ended June 30, 2018. The increase was primarily due to Dogfish Head transaction-related fees of $1.5 million and increases in salaries and benefits costs.
Impairment of assets.
Impairment of assets decreased by $0.3 million for the thirteen weeks ended June 29, 2019, as compared to the thirteen weeks ended June 30, 2018. This decrease was primarily due to lower write-downs of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries in 2019.
Income tax expense.
During the thirteen weeks ended June 29, 2019, the Company recorded a net income tax expense of $10.2 million which consists of $10.5 million income tax expenses partially offset by a $0.3 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s
non-GAAP
effective tax rate for the thirteen weeks ended June 29, 2019, excluding the impact of the adoption of ASU
2016-09,
decreased to 27.6% from 28.0% for the thirteen weeks ended June 30, 2018, primarily due to a decrease in non-deductible
officer compensation under IRC Section 162(m).

Twenty-six
Weeks Ended June 29, 2019 compared to
Twenty-Six
Weeks Ended June 30, 2018

	Twenty-six Weeks Ended (in thousands)
	June 29, 2019			June 30, 2018			Amount change	% change	Per barrel change
Barrels sold	2,451			1,989			462	23.2%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$570,058	$232.60	100.0%	$463,557	$233.02	100.0%	$106,501	23.0%	$(0.42)
Cost of goods	286,516	116.90	50.3%	225,490	113.35	48.6%	61,026	27.1%	3.55

Gross profit	283,542	115.69	49.7%	238,067	119.67	51.4%	45,475	19.1%	(3.98)
Advertising, promotional and selling expenses	165,802	67.65	29.1%	154,031	77.43	33.2%	11,771	7.6%	(9.78)
General and administrative expenses	50,122	20.45	8.8%	43,217	21.72	9.3%	6,905	16.0%	(1.27)
Impairment of assets	243	0.10	0.0%	517	0.26	0.1%	(274)	-53.0%	(0.16)

Total operating expenses	216,167	88.20	37.9%	197,765	99.41	42.7%	18,402	9.3%	(11.21)
Operating income	67,375	27.49	11.8%	40,302	20.26	8.7%	27,073	67.2%	7.23
Other income (expense), net	555	0.23	0.1%	(10)	(0.01)	0.0%	565	-5650.0%	0.24

Income before income tax expense	67,930	27.72	11.9%	40,292	20.25	8.7%	27,638	68.6%	7.47
Income tax expense	16,380	6.68	2.9%	7,447	3.74	1.6%	8,933	120.0%	2.94

Net income	$51,550	$21.03	9.0%	$32,845	$16.51	7.1%	$18,705	56.9%	$4.52

Net revenue.
Net revenue increased by $106.5 million, or 23.0%, to $570.1 million for the twenty-six
weeks ended June 29, 2019, as compared to $463.6 million for the twenty-six
weeks ended June 30, 2018, primarily as a result of an increase in shipments.
Volume.
Total shipment volume increased by 23.2% to 2,451,000 barrels for the twenty-six
weeks ended June 29, 2019, as compared to 1,989,000 barrels for the twenty-six
weeks ended June 30, 2018, primarily due to
increases in shipments of Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Depletions, or sales by Distributors to retailers, of the Company’s products for the twenty-six
weeks ended June 29, 2019 increased by approximately 15% compared to the twenty-six
weeks ended June 30, 2018, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Net revenue per barrel.
Net revenue per barrel decreased by 0.2% to $232.60 per barrel for the twenty-six
weeks ended June 29, 2019, as compared to $233.02 per barrel for the comparable period in 2018, primarily due to package mix factors that were only partially offset by price increases.
Cost of goods sold.

Cost of goods sold was $116.90 per barrel for the

twenty-six

weeks ended June 29, 2019, as compared to $113.35 per barrel for the twenty-six

weeks ended June 30, 2018. The 2019 increase in cost of goods sold of $3.55 per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher temporary labor requirements at Company-owned breweries to support increased variety pack volumes, partially offset by cost saving initiatives at Company-owned breweries.
Gross profit.
Gross profit was $115.69 per barrel for the
twenty-six
weeks ended June 29, 2019, as compared to $119.67 per barrel for the twenty-six
weeks ended June 30, 2018. Gross margin was 49.7% for the
twenty-six
weeks ended June 29, 2019, as compared to 51.4% for the
twenty-six
weeks ended June 30, 2018. The decrease in gross profit per barrel of $3.98 was primarily the result of an increase in cost of goods sold per barrel and a decrease in net revenue per barrel.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $11.8 million, or 7.6%, to $165.8 million for the twenty-six
weeks ended June 29, 2019, as compared to $154.0 million for the twenty-six
weeks ended June 30, 2018. The increase was primarily due to increased investments in local marketing, media and production, higher salaries and benefits costs and increased freight to distributors due to higher volumes.
Advertising, promotional and selling expenses were 29.1% of net revenue, or $67.65 per barrel, for the twenty-six
weeks ended June 29, 2019, as compared to 33.2% of net revenue, or $77.43 per barrel, for the twenty-six
weeks ended June 30, 2018. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative.
General and administrative expenses increased by $6.9 million, or 16.0%, to $50.1 million for the twenty-six
weeks ended June 29, 2019, as compared to $43.2 million for the twenty-six
weeks ended June 30, 2018. The increase was primarily due to increases in salaries and benefits, stock compensation and Dogfish Head transaction-related fees of $1.5 million.
Income tax expense.
During the
twenty-six
weeks ended June 29, 2019, the Company recorded a net income tax expense of $16.4 million which consists of $18.4 million income tax expenses partially offset by a $2.0 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s
non-GAAP
effective tax rate for the
twenty-six
weeks ended June 29, 2019, excluding the impact of the adoption of ASU
2016-09,
decreased to 27.1% from 28.0% for the
twenty-six
weeks ended June 30, 2018, primarily due to a decrease in
non-deductible
officer compensation under IRC Section 162(m).
LIQUIDITY	AND CAPITAL RESOURCES

Cash decreased to $3.0 million as of June 29, 2019 from $108.4 million as of December 29, 2018, reflecting cash used for the merger with Dogfish Head Brewery and purchases of property, plant and equipment, partially offset by cash provided by operating and financing activities.
Cash provided by operating activities consists of net income, adjusted for certain non-cash
items, such as depreciation and amortization, stock-based compensation expense, other non-cash
items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash provided by operating activities for the
twenty-six
weeks ended June 29, 2019 was $55.5 million and primarily consisted of net income of $51.6 million and non-cash
items of $40.3 million, partially offset by a net increase in operating assets and liabilities of $36.3 million. Cash provided by operating activities for the twenty-six
weeks ended June 30, 2018 was $53.7 million and primarily consisted of net income of $32.8 million and non-cash
items of $31.9 million, partially offset by a net increase in operating assets and liabilities of $11.0 million.
The Company used $203.0 million in investing activities during the twenty-six
weeks ended June 29, 2019, as compared to $25.4 million during the twenty-six
weeks ended June 30, 2018. Investing activities primarily consisted of the escrow funding of $158.0 million in advance of the July 3, 2019 Dogfish Head merger closing and capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, and support product innovation and future growth.
Cash provided by financing activities was $42.1 million during the twenty-six
weeks ended June 29, 2019, as compared to $17.8 million used by financing activities during the twenty-six
weeks ended June 30, 2018. The $59.9 million increase in cash provided by financing activities in 2019 from 2018 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase program and net cash borrowed on the Company’s line of credit, partially offset by a decrease in proceeds from the exercise of stock options.
During the
twenty-six
weeks ended June 29, 2019 and the period from June 30, 2019 through July 20, 2019, the Company did not repurchase any shares of its Class A Common Stock. As of July 20, 2019, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of June 29, 2019 of $3.0 million, along with future operating cash flow and $112.5 million unused balance remaining on the Company’s $150.0 million credit facility, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.
2019 Outlook
Year-to-date
depletions through the 28 weeks ended July 13, 2019 which exclude Dogfish Head Brewery depletions are estimated by the Company to have increased approximately 17% from the comparable period in 2018.
On July 3, 2019, the Company completed its merger with Dogfish Head Brewery for a total consideration of $336.0 million, consisting of $173.0 million in cash and 429,292 shares of restricted Class A Stock that had an aggregate market value of $163.0 million as of July 3, 2019, after taking into account a post-closing cash related adjustment. The Company plans to consolidate Dogfish Head results into the Company’s financial results beginning on July 3, 2019. In the second half of 2019, the Company expects Dogfish Head to add between 3% and 4% in annual shipments and depletions growth and between $50 million and $60 million in net revenues at a gross margin of 50%. The Company estimates Dogfish Head operating expenses will be between $20 million and $25 million in the second half of 2019. These estimates include transaction related costs and other non-recurring

costs of approximately $8.0 million, of which $1.5 million has been incurred and expensed as of June 29, 2019. Excluding these transaction related costs and other non-recurring

costs, the Company currently estimates that the merger impact will be neutral to slightly accretive to full-year 2019 earnings per diluted share.
The Company is currently estimating 2019 depletions and shipments growth, including Dogfish Head beginning July 3, 2019, of between 17% and 22%, an increase from the previously communicated estimate of between 10% and 15%. Excluding the Dogfish Head impact, full year 2019 shipments and depletions growth is now estimated to be between 13% and 18%. The Company is targeting national price increases of between 1% and 3%. Full-year 2019 gross margins are currently expected to be between 50% and 51%, a narrowing down of the previously communicated estimate of between 50% and 52%. The Company intends to increase advertising, promotional and selling expenses by between $35 million and $45 million, an increase from the previously communicated estimate of between $20 million and $30 million, for the full year 2019, primarily due to the addition of Dogfish Head Brewery expenses for the second half of the year. This does not include any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2019, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.
The Company currently projects
Non-GAAP
earnings per diluted share, which excludes the impact of ASU
2016-09,
for 2019 of between $8.30 and $9.30, but actual results could vary significantly from this target. The Company estimates a full-year 2019
Non-GAAP
effective tax rate of approximately 27%, which excludes the impact of ASU
2016-09.
Non-GAAP
earnings per diluted share and
Non-GAAP
effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These
Non-GAAP
measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these
Non-GAAP
measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance.
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
Non-GAAP
measures on a forward-looking basis.
The Company is continuing to evaluate 2019 capital expenditures. Its current estimates are between $120 million and $140 million, an increase from our previously communicated estimate of between $100 million and $120 million, consisting mostly of investments in the Company’s breweries and taprooms. The actual total amount spent on 2019 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2019 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance
Sheet Arrangements
At June 29, 2019, the Company did not have
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended June 29, 2019.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three-month period ended June 29, 2019.

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

As of June 29, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule
13a-15(e)
and
15d-15(e)
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
There was no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended June 29, 2019, there were no material changes to the disclosure made in the Company’s Annual Report on Form
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
As of July 20, 2019, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.
During the
twenty-six
weeks ended June 29, 2019, the Company repurchased 566 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2018 to February 2, 2019	116	$127.05	—	$90,335
February 3, 2019 to March 2, 2019	219	115.78	—	90,335
March 3, 2019 to March 30, 2019	13	187.54	—	90,335
March 31, 2019 to May 4, 2019	107	182.03	—	90,335
May 5, 2019 to June 1, 2019	79	175.67	—	90,335
June 2, 2019 to June 29, 2019	32	187.54	—	90,335

Total	566	$144.68	—	90,335

In July 2019, in connection with the closing of the merger with Dogfish Head Brewery, the Company issued 429,292 shares of Class A Stock to the Former DFH Equity holders. These shares have not been registered under the Securities Act of 1933 (the “Securities Act”), as amended, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and rules and regulations of the SEC promulgated thereunder.
As of July 20, 2019, the Company had 9.2 million shares of Class A Common Stock outstanding and 2.9 million shares of Class B Common Stock outstanding.
Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not	Applicable
Item 4.	MINE SAFETY DISCLOSURES
Not	Applicable
Item 5.	OTHER INFORMATION
Not	Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

11.1	The information required by Exhibit 11 has been included in Note G of the notes to the consolidated financial statements.

*10.1	Registration Rights Agreement with the Stockholders, dated July 3, 2019

*10.2	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019

*10.3	Employment Agreement with Sam A. Calagione III, Dogfish Head Brewer and Founder, dated July 3, 2019

*10.4	Coworker Agreement with George Pastrana, President – Dogfish Head, dated July 3, 2019

*10.5	Offer Letter to Lesya Lysyj, Chief Marketing Officer, dated March 21, 2019

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form
10-Q
to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: July 25, 2019	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: July 25, 2019	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)

REGISTRATION RIGHTS AGREEMENT
This Registration Rights Agreement (this “
Agreement
”) is made and entered into as of [•], 2019 (the “
Effective Date
”) by and among The Boston Beer Company, Inc., a Massachusetts corporation (the “
Company
”), and the individuals/entities identified on
Exhibit A
hereto (collectively, the “
Holders
” and, each individually, a “
Holder
”). The Company and the Holders are sometimes collectively referred to herein as the “
Parties
” and individually referred to herein as a “
Party
.”
WHEREAS, the Parties desire to enter into this Agreement in order for the Company to grant limited registration rights to the Holders in respect of the shares of Class A Common Stock of the Company held by such Holders as further set forth herein;
NOW, THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties agree as follows:
ARTICLE I
DEFINITIONS
Capitalized terms used in this Agreement shall have the following meanings:
“
Affiliate
” of a Person means any other Person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, such Person. The term “control” (including the terms “controlling”, “controlled by” and “under common control with”) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.
“
Agreement
” has the meaning set forth in the preamble.
“
Business Day
” means any day, excluding Saturday, Sunday and any other day on which commercial banks in New York, New York are authorized or required by applicable law to close.
“
Change of Control Event
” means the occurrence of any event whereby Mr. C. James Koch, together with his family members and/or Affiliates, ceases to own, in the aggregate, a majority of the issued and outstanding shares of Class B Common Stock of the Company or the Company enters into an agreement or agreements to sell or dispose of, in one or more related transactions, the rights to manufacture and distribute all or substantially all of the Company’s and its Affiliates’ brands.
“
Company
” has the meaning set forth in the preamble and includes the Company’s successors by merger, acquisition, reorganization or otherwise.
“
Designated Courts
” has the meaning set forth in
Section
 3.10
below.
“
Effective Date
” has the meaning set forth in the preamble.

“
Electronic Delivery
” has the meaning set forth in
Section
 3.09
below.
“
Governmental Authority
” means any federal, national, state, provincial or local government, or political subdivision thereof, or any multinational organization or any authority, agency or commission entitled to exercise any administrative, executive, judicial, legislative, police, regulatory or taxing authority or power, or any court or tribunal (or any department, bureau or division thereof, or any governmental arbitrator or arbitral body).
“
Holder(s)
” has the meaning set forth in the preamble.
“
Holder Representative
” means Samuel A. Calagione III.
“
Merger Agreement
” means that certain Merger Agreement by and among the Company, Canoe Acquisition Corp., the Holder Representative, Ms. Mariah D. Calagione and Dogfish Head Holding Company, a Delaware corporation.
“
MUPA
” means that certain Membership Unit Purchase Agreement by and among the Company, the Holder Representative, Ms. Mariah D. Calagione and Dogfish East of the Mississippi LP, a Delaware limited partnership.
“
Party
” or “
Parties
” each has the respective meaning set forth in the preamble.
“
Person
” means an association, a corporation, an individual, a partnership, a limited liability company, a limited partnership, limited liability partnership, a trust or any other entity or organization or a Governmental Authority.
“
Register
” means the filing of a Registration Statement with the SEC, and the declaration of effectiveness thereof, for securities under the Securities Act.
“
Registrable Securities
” means the shares of Class A Common Stock of the Company received by each Holder (and issued in each Holder’s name) as of the Effective Date in connection with the Merger Agreement and/or the MUPA;
provided, however
, that any such shares will cease to be Registrable Securities when (i) a Securities Act registration statement covering such Registrable Securities has been declared effective and such Registrable Securities have been disposed of pursuant to such effective registration statement, (ii) such Registrable Securities are sold pursuant to Rule 144 under the Securities Act, as such rule may be amended from time to time, (“
Rule 144
”), (iii) after such time as the Registrable Securities become eligible for resale without volume or manner-of-sale
restrictions and without current public information requirements pursuant to Rule 144 and the issuer thereof has caused its transfer agent to remove any legends notated on the Registrable Securities, or (iv) this Agreement is terminated in accordance with the terms set forth in
Section
 3.01
below.
“
Registration Statement
” means a registration statement contemplated by
Section
 2.02
of this Agreement, including, any prospectus, amendments and supplements to such registration or prospectus, including further pre-
and post-effective amendments, all exhibits thereto, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

2

“
SEC
” has the meaning set forth in
Section
 2.02
below.
“
Securities Act
” means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
“
Selling Expenses
” means all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of Registrable Securities, including any and all fees, expenses and disbursements of counsel for, or advisors to, the Holders.
“
Trigger Event
” has the meaning set forth in
Section
 2.01
below.
ARTICLE II
REGISTRATION RIGHTS
Section
 2.01
Trigger Events
. The registration rights granted to the Holders in
Section
 2.02
below shall in all respects be conditioned upon the occurrence of either of the following events (each a “
Trigger Event
”): (i) the Company’s termination of the Holder Representative’s employment with the Company without Cause or termination of employment by the Holder Representative for Good Reason (as such term is defined in that certain employment agreement by and between the Company and the Holder Representative); or (ii) a Change of Control Event which occurs within two (2) years from the Effective Date.
Section
 2.02
Registration Rights
. Subject to
Section
 2.04
below, upon the occurrence of a Trigger Event, the Company shall, within thirty (30) days following a written notice from the Holder Representative to the Company invoking the Holders’ rights hereunder, prepare and file with the Securities and Exchange Commission (the “
SEC
”) a Registration Statement covering the resale of the Registrable Securities as would permit the sale and distribution of all of the Registrable Securities. Any such Registration Statement prepared and filed pursuant to this
Section
 2.02
shall be on Form
S-3
(except if the Company is not then eligible to Register for resale the Registrable Securities on Form
S-3,
in which case such registration shall be on Form
S-1
or another appropriate form as determined by the Company in its sole discretion in accordance with the Securities Act and the rules promulgated thereunder and the Company shall undertake to Register such Registrable Securities on Form
S-3
as soon as practicable following the availability of such form, provided that the Company shall use commercially reasonable efforts to maintain the effectiveness of the Registration Statement then in effect until such time as a Registration Statement on Form
S-3
covering such Registrable Securities has been declared effective by the SEC). The Company shall (a) if such Registration Statement is not automatically effective upon filing, use commercially reasonable efforts to cause the Registration Statement filed by it to be declared effective under the Securities Act as promptly as practicable after the filing, and (b) use commercially reasonable efforts to keep such Registration Statement continuously effective under the Securities Act until such date as all Registrable Securities covered by such Registration Statement have ceased to be Registrable Securities. Each Holder hereby acknowledges and agrees that if a Trigger Event does not occur, or the Holder Representative fails to deliver timely notice to the Company in accordance with
Section
 2.04
below, the Holders shall have no registration rights of any kind and the Company shall not be under any obligation to Register the Registrable Securities or file any Registration Statement.

3

Section
 2.03
Registration Expenses
. All expenses (other than Selling Expenses) incurred by the Company in complying with its obligations pursuant to this Agreement and in connection with the registration and disposition of Registrable Securities shall be paid by the Company, including, without limitation, all (i) registration and filing fees (including, without limitation, any fees relating to filings required to be made with, or the listing of any Registrable Securities on, any securities exchange or over-the-counter
trading market on which the Registrable Securities are listed or quoted); (ii) underwriting expenses (other than fees, commissions or discounts); (iii) expenses of any audits incident to or required by any such registration; (iv) fees and expenses of complying with securities and “blue sky” laws (including, without limitation, fees and disbursements of counsel for the Company in connection with “blue sky” qualifications or exemptions of the Registrable Securities); (v) printing expenses; (vi) messenger, telephone and delivery expenses; (vii) fees and expenses of the Company’s counsel and accountants; and (viii) Financial Industry Regulatory Authority, Inc.’s filing fees (if any). In addition, the Company shall be responsible for all of its internal expenses incurred in connection with the consummation of the transactions contemplated by this Agreement (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties) and the expense of any annual audits. All Selling Expenses relating to the offer and sale of Registrable Securities registered under the Securities Act pursuant to this Agreement shall be borne and paid by the Holders, in proportion to the number of Registrable Securities included in such registration for each such Holder.
Section
 2.04
Exercise; Lapse of Rights
.
To invoke the registration rights granted to the Holders under this Agreement, the Holder Representative must deliver a written notice to the Company within thirty (30) days following the occurrence of a Trigger Event. This written notice must inform the Company that: (i) a Trigger Event has occurred, (ii) the date on which the Trigger Event has occurred, and (iii) the Holder Representative, on behalf of all of the Holders, desires to exercise the registration rights granted to the Holders under this Agreement. In the event the Holder Representative fails to deliver such notice to the Company within this thirty (30) day period, all registration rights granted to the Holders under
Section
 2.02
above shall lapse and shall be deemed fully terminated and revoked by the Company in all respects.
Section
 2.05
Holder Representative as Agent
. Each Holder hereby expressly appoints the Holder Representative as the agent of such Holder with full power and authority to act on behalf of, and in the name of, such Holder in electing to exercise any rights granted to any Holder hereunder or making any decision on behalf of the Holders in respect of this Agreement. Each Holder agrees and confirms that all actions taken by, and decisions made by, the Holder Representative on behalf of the Holders shall be deemed fully approved and authorized by such Holder in all respects. Each Holder further agrees and confirms that the Company shall be entitled to rely on the appointment of the Holder Representative as agent on behalf of all of the Holders hereunder and that the Company shall not be liable to any Holder in any respect for any decision made by the Holder Representative on behalf of all Holders or the Company’s reliance thereon.

4

ARTICLE III
MISCELLANEOUS
Section
 3.01
Term
. This Agreement shall remain in full force and effect until the earlier occurrence of the following: (i) the Company has Registered the Registrable Securities in accordance with the terms of this Agreement; (ii) the Holder Representative fails to deliver timely notice as required pursuant to
Section
 2.04
hereof; and (iii) the Company and the Holder Representative mutually agree to terminate this Agreement.
Section
 3.02
Expenses
. Each Party shall pay its own fees and expenses (including attorneys’ and accountants’ fees and expenses) in connection with the negotiation of this Agreement, the performance of its obligations hereunder and the consummation of the transactions contemplated by this Agreement (whether consummated or not).
Section
 3.03
Notices
. All notices, requests, consents, claims, demands, waivers and other communications hereunder shall be in writing and shall be deemed to have been given (a) when delivered by hand (with written confirmation of receipt); (b) when received by the addressee if sent by a nationally recognized overnight courier (receipt requested); (c) on the date sent by facsimile or
e-mail
if sent during normal business hours of the recipient, and on the next Business Day if sent after normal business hours of the recipient; or (d) on the third day after the date mailed, by certified or registered mail, return receipt requested, postage prepaid. Such communications must be sent to the respective Parties at the addresses indicated below (or at such other address for a Party as shall be specified in a notice given in accordance with this
Section
 3.03
):

If to the Company:	The Boston Beer Company, Inc. One Design Center Place, Suite 850 Boston, MA 02210 Attention: Tara L. Heath, Vice President, Legal and Deputy General Counsel E-mail: Tara.Heath@bostonbeer.com

with a copy to (which shall not constitute notice):	Nixon Peabody LLP Exchange Place 53 State Street Boston, MA 02109 Attention: Frederick H. Grein, Jr. E-mail: fgrein@nixonpeabody.com

If to the Holders:	To the Holder Representative c/o Sageworth 1861 Santa Barbara Drive Lancaster, Pennsylvania 17601 Attention: Kyle Groft E-mail: kgroft@sageworth.com

5

with a copy to (which shall not constitute notice):	McDermott Will & Emery LLP 500 North Capitol Street, N.W. Washington, D.C. 20001 Attention: Marc Sorini and Thomas P. Conaghan E-mail: msorini@mwe.com; tconaghan@mwe.com

Section
 3.04
Assignment; Successors in Interest; No Third-Party Beneficiaries
. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the Parties and their respective successors and permitted assigns. Except as expressly provided herein, the rights and obligations of this Agreement may not be assigned or delegated by any Party without the prior written consent of the other Parties. Nothing expressed or implied herein is intended, or shall be construed, to confer upon or give any Person other than the Parties and their respective successors and permitted assigns, any right, remedy, claim, obligation or liability under or by reason of this Agreement, or result in such Person being deemed a third-party beneficiary hereof.
Section
 3.05
Headings
. The headings in this Agreement are for reference only and shall not affect the interpretation of this Agreement.
Section
 3.06
Severability
. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.
Section
 3.07
Amendment and Waiver
. This Agreement may only be amended, modified, supplemented or waived with the prior written consent of the Company and the Holder Representative. Each Holder hereby agrees and acknowledges that any such amendment, modification, supplement or waiver of this Agreement, or any provision hereunder, as consented to by the Holder Representative shall be binding on all of the Holders. No waiver by any Party or Parties shall operate or be construed as a waiver in respect of any failure, breach or default not expressly identified by such written waiver, whether of a similar or different character, and whether occurring before or after that waiver. Except as otherwise set forth in this Agreement, no failure to exercise, or delay in exercising, any right, remedy, power or privilege arising from this Agreement shall operate or be construed as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.
Section
 3.08
Complete Agreement
. This Agreement (including
Exhibit A
attached hereto) contains the complete agreement between the Parties with respect to the subject matter contained herein, and supersedes any prior understandings, agreements or representations by or between the Parties, written or oral, which may have related to the subject matter hereof in any way.
Section
 3.09
Counterparts
. This Agreement and any signed agreement or instrument entered into in connection with this Agreement, and any amendments hereto or thereto, may be executed in one (1) or more counterparts, all of which shall constitute one and the same instrument. Any such counterpart, to the extent delivered by means of a facsimile machine or by .pdf, .tif, .gif, .jpeg or similar attachment to electronic mail (any such delivery, an “
Electronic Delivery
”) shall be treated in all manner and respects as an original executed counterpart and shall be considered to have the same binding legal effect as if it were the original signed version thereof delivered in person. No Party shall raise the use of Electronic Delivery to deliver a signature or the fact that any signature or agreement or instrument was transmitted or communicated through the use of Electronic Delivery as a defense to the formation of a contract, and each Party forever waives any such defense, except to the extent such defense relates to lack of authenticity.
Section
 3.10
Governing Law
;
Jurisdiction
. All matters relating to the interpretation, construction, validity and enforcement of this Agreement shall be governed by and construed in accordance with the domestic laws of the State of Delaware without giving effect to any choice or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of laws of any jurisdiction other than the State of Delaware. Any suit, action or proceeding against the Company or any of the Holders arising out of, or with respect to, this Agreement or any judgment entered by any court in respect thereof shall be brought exclusively in the courts of the State of Delaware (the “
Designated Courts
”), and the Parties hereto accept the exclusive jurisdiction of the Designated Courts for the purpose of any suit, action or proceeding. In addition, each Party hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any judgment entered by any of the Designated Courts and hereby further irrevocably waives any claim that any suit, action or proceedings brought in the Designated Courts has been brought in an inconvenient forum. EACH PARTY HERETO HEREBY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY LITIGATION, ACTION, PROCEEDING,
CROSS-CLAIM,
OR COUNTERCLAIM IN ANY COURT (WHETHER BASED ON CONTRACT, TORT, OR OTHERWISE) ARISING OUT OF, RELATING TO OR IN CONNECTION WITH (i) THIS AGREEMENT OR THE VALIDITY, PERFORMANCE, INTERPRETATION, COLLECTION OR ENFORCEMENT HEREOF OR (ii) THE ACTIONS OF SUCH PARTY IN THE NEGOTIATION, AUTHORIZATION, EXECUTION, DELIVERY, ADMINISTRATION, PERFORMANCE OR ENFORCEMENT HEREOF.
Section
 3.11
Further Assurances
. Each of the Parties to this Agreement shall execute and deliver such additional documents, instruments, conveyances and assurances and take such further actions as may be reasonably required to carry out the provisions hereof and to give effect to the transactions contemplated hereby.
[SIGNATURE PAGE FOLLOWS]

7

IN WITNESS WHEREOF
, the Parties have executed this Agreement on the day and year first above written.

The Company:	THE BOSTON BEER COMPANY, INC.

	By:	/s/ David A. Burwick
	Name:	David A. Burwick
	Title:	President & Chief Executive Officer

The Holders:	SCIV IRREVOCABLE TRUST U/A/D 12/23/07
A/K/A SAMUEL A CALAGIONE III AND
MARIAH CALAGIONE IRREVOCABLE
TRUST F/B/O SAMUEL A CALAGIONE IV
DATED DECEMBER 23, 2007

	By:	/s/ David K. Kruft
	Name:	David K. Kruft
	Title:	Vice President

	By:	/s/ Samuel A. Calagione, Jr.
	Name:	Samuel A. Calagione, Jr.
	Title:	Co-Trustee

GCC IRREVOCABLE TRUST U/A/D 12/23/07
A/K/A SAMUEL A CALAGIONE III AND
MARIAH CALAGIONE IRREVOCABLE
TRUST F/B/O GRIER C CALAGIONE DATED
DECEMBER 23, 2007

	By:	/s/ David K. Kruft
	Name:	David K. Kruft
	Title:	Vice President

[SIGNATURE PAGE TO REGISTRATION RIGHTS AGREEMENT]

	By:	/s/ Samuel A. Calagione, Jr.
	Name:	Samuel A. Calagione, Jr.
	Title:	Co-Trustee

THE CALAGIONE DYNASTY TRUST DATED
NOVEMBER 12, 2018

	By:	/s/ David K. Kruft
	Name:	David K. Kruft
	Title:	Vice President

THE CALAGIONE FAMILY TRUST DATED
DECEMBER 14, 2016

	By:	/s/ David K. Kruft
	Name:	David K. Kruft
	Title:	Vice President

	By:	/s/ Samuel A. Calagione, III
	Name:	Samuel A. Calagione, III
	Title:	Co-Trustee

AMENDMENT NUMBER ONE AND
RESTATEMENT OF REVOCABLE TRUST
OF SAMUEL A. CALAGIONE III DATED
NOVEMBER 12, 2018

	By:	/s/ Samuel A. Calagione, III
	Name:	Samuel A. Calagione, III
	Title:	Trustee

The Holder Representative:	SAMUEL A. CALAGIONE, III

/s/ Samuel A. Calagione, III

[SIGNATURE PAGE TO REGISTRATION RIGHTS AGREEMENT]

EXHIBIT A
The Holders

HOLDER’S NAME	HOLDER’S ADDRESS	TOTAL NUMBER OF REGISTRABLE SECURITIES HELD BY HOLDER

SCIV Irrevocable Trust U/A/D 12/23/07 a/k/a Samuel A Calagione III and Mariah Calagione Irrevocable Trust f/b/o Samuel A Calagione IV dated December 23, 2007	c/o Sageworth 1861 Santa Barbara Drive Lancaster, Pennsylvania 17601 Attention: Kyle Groft	35,719

GCC Irrevocable Trust U/A/D 12/23/07 a/k/a Samuel A Calagione III and Mariah Calagione Irrevocable Trust f/b/o Grier C Calagione dated December 23, 2007	c/o Sageworth 1861 Santa Barbara Drive Lancaster, Pennsylvania 17601 Attention: Kyle Groft	35,719

The Calagione Dynasty Trust dated November 12, 2018	c/o Sageworth 1861 Santa Barbara Drive Lancaster, Pennsylvania 17601 Attention: Kyle Groft	150,417

The Calagione Family Trust dated December 14, 2016	c/o Sageworth 1861 Santa Barbara Drive Lancaster, Pennsylvania 17601 Attention: Kyle Groft	204,266

Amendment Number One and Restatement of Revocable Trust of Samuel A. Calagione III dated November 12, 2018	c/o Sageworth 1861 Santa Barbara Drive Lancaster, Pennsylvania 17601 Attention: Kyle Groft	943

Exhibit 10.2
Indemnification Agreement
This Indemnification Agreement (this “
Agreement
”) is being entered into effective as of July 3, 2019 (the “
Effective Date
”), by and among Samuel A. Calagione III and Mariah D. Calagione, individuals who are residents of the State of Delaware and who are referred to herein as the “Founders” on the one hand, and The Boston Beer Company, Inc., a Massachusetts corporation (“
Boston Beer
”), on the other. The Founders and Boston Beer are sometimes referred to herein collectively as the “Parties.”
WHEREAS, pursuant to (i) a Membership Unit Purchase Agreement (the “
EOM UPA
”) dated May 8, 2019, entered into among Boston Beer, the Founders, and Dogfish East of the Mississippi LP, a Delaware limited partnership (“
EOM
”), (ii) a Merger Agreement dated May 8, 2019, entered into among Boston Beer, Canoe Acquisition Corp., a Delaware corporation, the Founders, and Dogfish Head Holding Company (“
DFHH
”), a Delaware corporation (the “
Merger Agreement
”), and (iii) a Membership Unit Purchase Agreement dated May 8, 2019, entered into between Boston Beer and DFH Investors LLC, a Delaware limited liability company, Boston Beer has acquired, directly or indirectly, one hundred percent (100%) of the outstanding units of
Off-Centered
Way LLC, a Delaware limited liability company (“
OCW
”), through which the Founders have conducted their business; and
WHEREAS, the EOM UPA and Merger Agreement provide that the indemnification obligations of EOM and DFHH shall be satisfied by the Founders pursuant to the terms of this Agreement.
NOW, THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Founders and Boston Beer hereby agree as follows:
1.
Certain Definitions.
For purposes of this Agreement, the following terms shall have the following meanings. Other capitalized terms used in this Agreement and not otherwise defined shall have the respective meanings ascribed to them in the Merger Agreement.
(a) “
Acquisition Agreements
” shall mean the EOM UPA and the Merger Agreement.
(b) “
Cap
” shall mean $134,364,180.
(c) “
Environmental Matters
” shall mean the representations and warranties of the Founders under (i) Section 4.16 of the EOM UPA; and (ii) Section 4.16 of the Merger Agreement.
(d)
“Fraud”
shall mean actual fraud under the laws of the State of Delaware (including the requisite elements of (i) false representation, usually one of fact, (ii) knowledge or belief that the representation was false (i.e., scienter), (iii) intention to induce the claimant to act or refrain from acting, (iv) the claimant’s action or inaction was taken in justifiable reliance upon the representation, and (v) the claimant was damaged by such reliance and as established by the standard of proof applicable to such actual fraud).

(e) “
Fundamental Matters
” shall mean: (i) the representations and warranties of EOM under Sections 3.01, 3.02, and 3.05 of Article III of the EOM UPA; (ii) the representations and warranties of DFHH under Sections 3.01, 3.02, 3.03 and 3.06 of Article III of the Merger Agreement; (iii) the representations and warranties of EOM under Sections 4.01, 4.02, 4.03, 4.04 and 4.12 of the EOM UPA; (iv) the representations and warranties of DFHH under Sections 4.01, 4.02, 4.03, 4.04 and 4.12 of the Merger Agreement; and (v) the
tax-related
covenants contained in Article X of the Merger Agreement or Section 7.03 of the EOM UPA.
(f) “
Losses
” shall mean any and all losses, damages, liabilities, obligations, judgments, settlements, taxes, fines, penalties, awards, third-party costs and expenses (including reasonable attorneys’ and other professional fees and expenses), whether absolute, accrued, conditional or otherwise, but excluding incidental, consequential, special, indirect or punitive damages except to the extent actually paid to a third party in connection with a Third Party Claim.
(g) “
Settled Claim Amount
” shall mean, for any claim finally determined pursuant to Section 5(a)(i), the amount specified in the Notice of Claim; and for any claim finally determined pursuant to Section 5(a)(ii), the amount that the Founders are deemed obligated to pay upon settlement or other final determination of such claim.
2.
Indemnification
. From and after the Closing, the Founders, jointly and severally, shall defend and hold Boston Beer and its directors, shareholders, officers, employees, consultants, agents, representatives, affiliates, successors and assigns (each, an “
Indemnified Person
”) harmless from and against any and all Losses arising out of, resulting from or relating to:
(a) any breach of any representation or warranty made by EOM or DFHH in the Acquisition Agreements;
(b) any breach of any covenant made by EOM or DFHH in the Acquisition Agreements;
(c) Fraud by any of EOM or DFHH in connection with the Acquisition Agreements.
3. Certain Limitations and Related Matters.
(a) The obligations of the Founders provided for in Section 2 shall be subject to the following:
(i) Except with respect to Fraud and the Fundamental Matters, the Founders shall not be liable to the Indemnified Persons for indemnification until the aggregate amount of all Losses in respect of such matters exceeds $750,000 (the “Deductible”), in which event the Founders shall be obligated to indemnify the Indemnified Persons from and against such Losses in excess of, but not including, the Deductible.

(ii) Except with respect to Fraud and the Fundamental Matters, the Founders shall not be liable to the Indemnified Persons for indemnification in an aggregate amount in excess of ten percent (10%) of the Cap.
(iii) The Founders shall not be liable to the Indemnified Persons for indemnification with respect to the Fundamental Matters in an aggregate amount in excess of the Cap.
(iv) Except with respect to Fraud, the Fundamental Matters, and the Environmental Matters, all indemnification obligations of the Founders hereunder shall expire on the earlier of (A) August 10, 2020, and (B) the date on which Boston Beer files its quarterly report on Form
10-Q
for its second fiscal quarter in its 2020 fiscal year, unless an Indemnified Person has submitted a Notice of Claim for a particular matter prior to such date, in which case such matter shall survive until the resolution of such matter in accordance to Section 5.
(v) The indemnification obligations of the Founders hereunder with respect to Fundamental Matters shall continue until the expiration of the applicable statute of limitation, unless an Indemnified Person has submitted a Notice of Claim for a particular matter prior to such date, in which case such matter shall survive until the resolution of such matter in accordance to Section 5.
(vi) The indemnification obligations of the Founders hereunder with respect to Environmental Matters shall continue in effect for a period of twenty-four (24) months from the date hereof, unless an Indemnified Person has submitted a Notice of Claim for a particular matter prior to such date, in which case such matter shall survive until the resolution of such matter in accordance to Section 5.
(b) Any inaccuracy in or breach of any representation or warranty and the amount of any Losses with respect to a breach shall be determined without regard to any materiality, Material Adverse Effect or other similar qualification contained in or otherwise applicable to such representation or warranty.
(c) Any inaccuracy in or breach of any representation or warranty contained in Sections 4.12(a), 4.13(b), (c) and (h), 4.14(d) and (e), 4.17(l), and 4.18 of the Acquisition Agreements shall be determined without regard to any knowledge qualifier contained in or otherwise applicable to such representation or warranty.
(d) Boston Beer shall take, and shall cause any Indemnified Person to take, commercially reasonable steps to mitigate any Losses upon becoming aware of any event or circumstance that would be reasonably expected to, or does, give rise thereto.
(e) Notwithstanding the fact that an Indemnified Person may have the right to assert claims for indemnification under or in respect of more than one provision of the any Acquisition Agreement or under or in respect of both Acquisition Agreements in respect of any claim, no Indemnified Person shall be entitled to recover the amount of any Losses more than once under any and all of the Acquisition Agreements in respect of such claim.

(f) Except with respect to matters other than Fraud or Fundamental Matters, the Founders shall have the right (but not the obligation) to satisfy any indemnification obligation with Escrow Shares, as provided in Section 4.
4. Escrow Shares.
On the Effective Date, 127,147 shares of Boston Beer’s Class A Common Stock (the “
Escrow Shares
”) shall be held in escrow with Computershare Trust Company, N.A. pursuant to the terms of the Computershare Escrow Agreement contemplated by the Merger Agreement. Should the Founders elect to satisfy any obligation hereunder, such obligation as determined pursuant to the procedures of Section 5, with the Escrow Shares, the number of such Escrow Shares to be released to Boston Beer shall be equal to the quotient of (a) the Settled Claim Amount and (b) the Signing Date Share Price (as defined in the Merger Agreement), and such number of Escrow Shares shall be released to Boston Beer pursuant to the terms of the Computershare Escrow Agreement.
5. Procedure
s
.
(a) An Indemnified Person seeking indemnification hereunder shall give a written notice to the Founders (a “
Notice of Claim
”) specifying (i) in reasonable detail the nature and basis for a claim for indemnification pursuant to the relevant Acquisition Agreement(s), including the section(s) of the relevant Acquisition Agreement(s) supporting its claim, and the facts and circumstances supporting its claim, and (ii) the dollar amount of the claim, or if such amount is unknown, a good faith reasonable estimate of the dollar amount of the claim. The Notice of Claim shall be provided to the Founders as soon as practicable after the Indemnified Person becomes aware that it has incurred or suffered any Losses. Notwithstanding the foregoing but subject to the survival periods set forth in Section 3, any failure to provide the Founders with a Notice of Claim, or any failure to provide a Notice of Claim in a timely manner as aforesaid, shall not relieve the Founders from any liability that it may have to the Indemnified Person pursuant to the terms of this Agreement except to the extent that the ability of the Founders to defend such claim is materially prejudiced by the Indemnified Person’s failure to give such Notice of Claim. If the Notice of Claim relates to a Third Party Claim, the procedures set forth in Section 5(b) below shall be applicable. If the Notice of Claim does not relate to a Third Party Claim, the Founders shall have thirty (30) days from the date of receipt of such Notice of Claim to object to any of the subject matter and any of the amounts of the Losses set forth in the Notice of Claim, as the case may be, by delivering written notice of objection thereof to the Indemnified Person (a “
Notice of Objection
”).
(i) If the Founders fail to send a Notice of Objection within such thirty (30) day period, the Founders shall be deemed to have agreed to the Notice of Claim and shall be obligated to pay to the Indemnified Person the portion of the amount specified in the Notice of Claim.

(ii) If the Founders send a timely Notice of Objection, the Founders and the Indemnified Person shall use their commercially reasonable efforts to settle (without an obligation to settle) such claim for indemnification. If the Founders and the Indemnified Person do not settle such dispute within thirty (30) days after the Indemnified Person’s receipt of the Founders’ notice of objection, the Founders and the Indemnified Person shall be entitled to seek enforcement of their respective rights under this Agreement.
(b) Upon receipt of a Notice of Claim for a claim made or alleged by any claimant other than an Indemnified Person (a “
Third Party Claim
”), the Founders shall have the right, upon written notice to the Indemnified Person, to assume and conduct, at the Founders’ sole expense, the defense of the Third Party Claim with counsel reasonably acceptable to the Indemnified Person;
provided
that (i) the Founders have sufficient financial resources, in the reasonable judgment of the Indemnified Person, to satisfy the amount of any adverse monetary judgment that is reasonably likely to result, (ii) the Third Party Claim solely seeks (and continues to solely seek) monetary damages and does not relate to or otherwise arise in connection with any criminal or regulatory enforcement action or seek an injunction or other equitable relief against the Indemnified Person, (iii) in the reasonable judgment of the Indemnified Person, no conflict of interest arises that would prohibit a single counsel from representing both the Founders and the Indemnified Person in connection with the defense of such Third Party Claim, and (iv) the Indemnified Person has not determined, in good faith, that there is a reasonable possibility that such Third Party Claim may adversely affect it, its business relationships or any of its affiliates in any material respect other than as a result of monetary damages for which it would be entitled to indemnification hereunder. The Indemnified Person may thereafter participate in (but not control) the defense of any such Third Party Claim with its own counsel at its own expense;
provided, however
, that if (A) any of the conditions described in clauses (i)—(iv) above fails to occur or ceases to be satisfied, or (B) the Founders fail to take reasonable steps necessary to defend such Third Party Claim in the reasonable judgment of the Indemnified Person, then the Indemnified Person may assume and control its own defense using counsel of its own choosing. If the Founders elect not to defend the Indemnified Person with respect to such Third Party Claim, or fails to notify the Indemnified Person of such election within thirty (30) calendar days after receipt of the Notice of Claim, the Indemnified Person shall have the right, at its option, to assume and control defense of the matter in such manner as it may deem reasonably appropriate. The Founders, if they have assumed the defense of any Third Party Claim as provided in this Agreement, may not, without the prior written consent of the Indemnified Person, consent to a settlement of, or the entry of any judgment arising from, any such Third Party Claim that (1) does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnified Person of a complete release from all liability in respect of such Third Party Claim, (2) grants any injunctive or equitable relief or (3) may reasonably be expected to have a material adverse effect on the Indemnified Person or any business thereof. The Indemnified Person, if it has assumed the defense of any Third Party Claim, may, without the prior written consent of the Founders, consent to a settlement of, or the entry of any judgment arising from, any such Third Party Claim;
provided
, that any such settlement shall not be determinative of the Founders’ indemnification obligations hereunder;
provided further
that such Third Party Claim settlement does not grant any injunctive or equitable relief. Each of the Parties shall and shall cause their affiliates (and their respective officers, directors, employees, consultants and agents) to, make available to the other(s) all relevant information in his or its possession relating to any such Third Party Claim which is being defended by the other Party and shall otherwise reasonably cooperate in the defense thereof. The party controlling the defense of such Third Party Claim shall keep the non-controlling
party advised of the status of such Third Party Claim and the defense thereof and shall consider in good faith the recommendations made by the non-controlling
party with respect thereto.
6. Tax Treatment of Indemnification Payments
.
All indemnification payments made under this Agreement shall be treated by the parties for tax purposes as an adjustment to the Merger Consideration under the Merger Agreement.
7. Miscellaneous Provisions.
(a)
Severability
. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.
(b)
Amendment and Waiver
. Any provision of this Agreement may be amended or waived only in a writing signed by Boston Beer and the Founders. No waiver of any provision hereunder or of any breach or default thereof shall extend to or affect in any way any other provision or prior or subsequent breach or default, and no failure or delay to enforce, or partial enforcement of, any provision hereof shall operate as a waiver of such provisions or any other provision.
(c)
Complete Agreement
. This Agreement and the documents referred to herein contain the complete agreement between Boston Beer and the Founders with respect to indemnification obligations arising out of the EOM UPA and the Merger Agreement and supersede any prior understandings, agreements or representations by or between the parties, written or oral, which may have related to the subject matter hereof in any way.
(d)
Counterparts
. This Agreement and any signed agreement or instrument entered into in connection with this Agreement, and any amendments hereto or thereto, may be executed in one (1) or more counterparts, all of which shall constitute one and the same instrument. Any such counterpart, to the extent delivered by means of a facsimile machine or by .pdf, .tif, .gif, .jpeg or similar attachment to electronic mail (any such delivery, an “
Electronic Delivery
”) shall be treated in all manner and respects as an original executed counterpart and shall be considered to have the same binding legal effect as if it were the original signed version thereof delivered in person. No Party shall raise the use of Electronic Delivery to deliver a signature or the fact that any signature or agreement or instrument was transmitted or communicated through the use of Electronic Delivery as a defense to the formation of a contract, and each Party forever waives any such defense, except to the extent such defense relates to lack of authenticity.

(e)
Governing Law
. All matters relating to the interpretation, construction, validity and enforcement of this Agreement shall be governed by and construed in accordance with the domestic laws of the State of Delaware without giving effect to any choice or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of laws of any jurisdiction other than the State of Delaware.
(f)
Jurisdiction
.
(iii) Any suit, action or proceeding against the Founders or Boston Beer arising out of, or with respect to, this Agreement or any judgment entered by any court in respect thereof shall be brought exclusively in the courts of the State of Delaware (the “
Designated Courts
”), and the Parties hereto accept the exclusive jurisdiction of the Designated Courts for the purpose of any suit, action or proceeding.
(iv) In addition, each Party hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any judgment entered by any of the Designated Courts and hereby further irrevocably waives any claim that any suit, action or proceedings brought in the Designated Courts has been brought in an inconvenient forum.
[Signature Page Follows]

IN WITNESS WHEREOF
, the Parties have executed this Agreement on the date first above written.

The Founders:
/s/ Samuel Calagione III
Samuel A. Calagione III

/s/ Mariah D. Calagione
Mariah D. Calagione

Boston Beer:	THE BOSTON BEER COMPANY, INC.

	By:	/s/ David A. Burwick
	Name:	David A. Burwick
	Title:	President & Chief Executive Officer

[Indemnification Agreement]

Exhibit 10.3
THE BOSTON BEER COMPANY, INC.
EMPLOYMENT AGREEMENT
THIS AGREEMENT
is entered into by and between
THE BOSTON BEER COMPANY, INC.
, a Massachusetts corporation with its principal place of business at One Design Center Place, Suite 850, Boston, Massachusetts 02210 (“Parent”), for itself and on behalf of all of its subsidiaries and affiliates, including but not limited to Boston Beer Corporation, Off Centered Way, LLC, American Craft Brewery LLC, Angry Orchard Cider Company LLC, and A&S Brewing Collaborative LLC (collectively, the “Company”), on the one hand, and Samuel A. Calagione III, an executive employee of the Company (“Mr. Calagione” or “you”), on the other, effective as of July 3, 2019 (the “Effective Date”).
This Agreement is being entered into between Mr. Calagione and Parent in connection with the acquisition by Parent of all of Mr. Calagione’s beneficial interests in Off Centered Way LLC, a Delaware limited liability company (“OCW”), of which he is a founder and principal owner (the “Acquisition”).
In consideration of the employment of Mr. Calagione by the Company, Mr. Calagione’s eligibility to participate in the Company’s Employee Equity Incentive Plan as set forth therein, the training provided to Mr. Calagione, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Mr. Calagione hereby agrees with the Company as follows:
1.
Employment and Term
.
The Company hereby agrees to employ Mr. Calagione, and Mr. Calagione hereby accepts employment by the Company, reporting directly to the Company’s Chief Executive Officer, on the terms and conditions hereinafter set forth. Mr. Calagione’s term of employment by the Company under this Agreement (the “Term”) shall commence on the Effective Date and end on the date on which the term of employment is terminated in accordance with Section 7.
2.
Duties.
(a) Mr. Calagione shall initially have overall responsibility for managing the Company’s Dogfish Head brand family and integrating such brand family into the Company’s brand portfolio and product innovation. As such, Mr. Calagione’s title shall initially be “Founder and Brewer, Dogfish Head Brewery.” In his capacity of Founder and Brewer, Dogfish Head Brewery, Mr. Calagione will perform duties and responsibilities that are commensurate with that position and such other duties as may be assigned to him from time to time by the Chief Executive Officer.
(b) If so elected, Mr. Calagione agrees to serve on Parent’s Board of Directors (the “Board”) and to perform the duties expected of a director of a public company. It is anticipated that Mr. Calagione will be elected to the Board as a Class B Director not later than Parent’s 2020 Annual Meeting. By his signature hereunder, C. James Koch (“Mr. Koch”), the sole holder of the Parent’s issued and outstanding Class B Common Stock, agrees to elect Mr. Calagione as a Class B Director annually at each of the Parent’s Annual Meetings in the years 2020 through 2029, on the condition that Mr. Calagione is then still an employee of the Company. Mr. Calagione agrees to resign as a Class B Director upon the termination of his employment with the Company, if so requested by Mr. Koch. Until he is elected to the Board, Mr. Calagione will have “observer” rights to attend all scheduled and unscheduled, physical and telephonic Board meetings and will receive notice of same at the same time and by the same method as the members of the Board.
(c) For so long as he is employed by the Company, except as otherwise provided herein, Mr. Calagione shall devote himself to the affairs of the Company on a full business time basis and shall not engage in any other business activities, which, either singly or in the aggregate, materially interfere with his duties to the Company. Mr. Calagione agrees to perform his duties diligently, competently and in the best interests of the Company.
(d) Mr. Calagione acknowledges and agrees that he is deemed by Parent to be an “officer” of Parent and, accordingly, he is subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended. In addition, Mr. Calagione acknowledges and agrees that he is an “affiliate” and subject to the requirements of Rule 144 promulgated under the Securities Act of 1933, as amended, and the Parent’s Directors & Officers Open Trading Window Policy.
(e) Notwithstanding the provisions of paragraph (d) above, the Company specifically agrees that Mr. Calagione may spend up to ten percent (10%) of his business time pursuing the exploitation of the international production and distribution of the Dogfish Head brand family, in accordance with the License Agreement entered into between one of his affiliates and Dogfish Head Marketing LLC on May 8, 2019 (the “License”).
(f) Beginning October 1, 2019, Mr. Calagione is expected to spend up to thirty percent (30%) of his business time at the Company’s offices located at One Design Center Place, Suite 850, Boston, Massachusetts 02210.
3.
Compensation
.
(a) In consideration for the performance by Mr. Calagione of his duties hereunder, the Company shall pay to Mr. Calagione such compensation as may be approved from time to time by the Board and the Board’s Compensation Committee (the “Compensation Committee”), which Mr. Calagione agrees to accept in full payment for his services. Mr. Calagione shall also be entitled to participate in such employee incentive programs as shall be adopted from time to time by the Company for its employees generally, subject to such eligibility requirements and other restrictions and limitations contained in such programs. Such compensation shall include an annual salary, paid to Mr. Calagione in accordance with the Company’s usual payroll practices (the “Base Salary”), and such annual bonus as the Company, in its sole discretion, elects to pay Mr. Calagione, if any.
(b) Until subsequently adjusted by the Compensation Committee, Mr. Calagione’s base salary shall be at the annual rate of $427,450.00 and his target bonus for 2019 shall be one hundred percent (100%) of his base salary. The actual bonus to be paid to Mr. Calagione for 2019 shall be determined by the Compensation Committee at the Committee’s February 2020 meeting, based on its assessment of Company 2019 performance and the bonus structure approved by the Committee at its February 2019 meeting which includes that a participant may receive up to two hundred fifty percent (250%) of target payout for overachievement under the bonus program.

(c) Mr. Calagione understands that any long-term equity grants under the Company’s Employee Equity Incentive Plan are subject to the discretion of the Compensation Committee and the Board.
(d) Mr. Calagione understands that he is not entitled to additional compensation for service on the Board.
4.
Employee Benefits; Fringe Benefits and Perquisites
.
(a)
Benefits
. Mr. Calagione shall be entitled to participate in such health, group insurance, welfare, pension, and other employee benefit plans, programs, and arrangements as are made generally available from time to time to other employees of the Company, subject to Mr. Calagione’s satisfaction of all applicable eligibility conditions of such plans, programs, and arrangements. Nothing herein shall be construed to limit the Company’s ability to amend or terminate any employee benefit plan or program in its sole discretion.
(b)
Fringe Benefits; Perquisites
. During the Term, Mr. Calagione shall be entitled to participate in all fringe benefits and perquisites made available to other employees of the Company, subject to Mr. Calagione’ satisfaction of all applicable eligibility conditions to receive such fringe benefits and perquisites.
(c)
Vacation
. During the Term, Mr. Calagione shall be entitled to paid time off in accordance with the Company’s PTO policy, as from time to time in effect. For purposes of such policy, Mr. Calagione shall be credited with his time as an employee of OCW or any of its affiliates.
(d)
Controlling Document
. To the extent there is any inconsistency between the terms of this Agreement and the terms of any plan or program under which compensation or benefits are provided hereunder, this Agreement shall control to the extent legally permissible. Otherwise, Mr. Calagione shall be subject to the terms, conditions and provisions of the Company’s plans and programs, as applicable.
5.
Proprietary Information
.
Mr. Calagione hereby acknowledges that the techniques, recipes, formulas, programs, processes, methods, technology, designs and production, distribution, business and marketing plans, business methods and manuals, sales techniques and strategies, financial data, training methods and materials, pricing programs, customer information, contracts or other arrangements, and any other information of value to the Company that is not generally known to the public or the Company’s competitors (collectively, “Proprietary Information”), including any such information developed by Mr. Calagione during the course of his employment with the Company, are of a confidential and secret character, of great value and propriety to the Company. The Company shall give or continue to give Mr. Calagione access to the foregoing categories of Proprietary Information as appropriate and necessary to Mr. Calagione’s job duties, so long as Mr. Calagione continues to provide services to the Company, and permit Mr. Calagione to work thereon and become familiar therewith to whatever extent the Company in its sole discretion determines. Mr. Calagione agrees that, without the prior written consent of the Company, he shall not, during his employment with the Company or at any time thereafter, divulge to anyone or use to his benefit or to the benefit of any other person or entity, any Proprietary Information, unless such Proprietary Information shall be in the public domain in a reasonably integrated form through no fault of Mr. Calagione. Mr. Calagione further agrees (i) to take all reasonable precautions to protect from loss or disclosure all documents supplied to Mr. Calagione by the Company and all documents, notebooks, materials and other data relating to any work performed by Mr. Calagione or others relating to or containing the Proprietary Information, (ii) not to make any copies of any of these documents, notebooks, materials and data, without the prior written permission of the Company, and (iii) upon termination for whatever reason of Mr. Calagione’s employment with the Company, or at any other time as requested by the Company, to deliver these documents, notebooks, materials and data forthwith to the Company, and to delete any copies of electronic information that may remain in Mr. Calagione’s possession after the provision of copies thereof to the Company. Proprietary Information includes information in hard copy and electronic formats. The non-use
and
non-disclosure
restrictions set forth herein apply to any and all forms of information transmittal, including transmittal through any and all forms of social media.
6.
Covenant
Not-to-Compete
.
(a) During the period commencing on the date hereof and continuing until the expiration of one (1) year from the date on which Mr. Calagione’s employment with the Company terminates (the “Restricted Period”), Mr. Calagione shall not, without the prior written consent of the Company, which consent the Company may grant or withhold in its sole discretion, directly or indirectly, for his own account or the account of others, in any geographic areas in which Mr. Calagione provided services to the Company, or about which Mr. Calagione obtained Proprietary Information, during the last two years of his employment by the Company, as an employee, consultant, partner, officer, director or stockholder (other than a holder of less than five percent (5%) of the issued and outstanding stock or other equity securities of an issuer whose securities are publicly traded) engage in the importing, production, marketing, sale or distribution to distributors of any beer, malt beverage, hard cider or product produced by the Company at any time during Mr. Calagione’s tenure as an employee of the Company (i) which is either produced outside of the United States and imported into the United States or produced within the United States and (ii) which has a wholesale price within twenty-five percent (25%) of the wholesale price of any of the Company’s products, including but not limited to products marketed under the trade names SAMUEL ADAMS, TWISTED TEA, ANGRY ORCHARD, TRULY, DOGFISH HEAD and such other trade names as the Company may use to market its products during Mr. Calagione’s employment with the Company. Mr. Calagione acknowledges that he has read and understands this provision, and that he has agreed to it knowingly and voluntarily, in order to obtain the benefits provided to Mr. Calagione by the Company. Notwithstanding the foregoing, in the event that you breach your fiduciary duty to the Company, and/or you have unlawfully taken, physically or electronically, property belonging to the Company, the Restricted Period shall be twenty-four (24) months from the date of your employment termination.
(b) Notwithstanding the provisions of paragraph (a) above, Mr. Calagione shall not be restricted from exercising his rights under the License. For the avoidance of doubt, even after the termination of this Agreement pursuant to Section 6 or otherwise, Mr. Calagione will not be restricted from manufacturing, distributing, selling, marketing or otherwise exploiting the Dogfish Head brand outside of the United States and Canada, even if such activities constitute competition with the Company.

(c) The provisions of paragraph (a) above shall also not restrict the right of Mr. Calagione to manufacture and distribute Dogfish Head brand family products in the United States and Canada, in competition with products in the Samuel Adams brand family, if Mr. Calagione resigns from the Company and from the Board and reacquires all rights to the Dogfish Head brand family, in connection with a Change of Control of Parent prior to the expiration of twenty-four (24) months from and after the date of this Agreement.
7.
Termination
.
The date upon which this Agreement is terminated pursuant to this Section 7 or otherwise is the “Termination Date”.
(a)
Termination upon Death
. This Agreement shall terminate automatically upon Mr. Calagione’s death.
(b)
Termination Due to Mr.
 Calagione’s Disability
. Mr. Calagione’s employment and the Term shall terminate ten (10) days after the Company gives written notice to Mr. Calagione of the termination of Mr. Calagione’s employment by the Company due to Mr. Calagione’s Disability. “Disability” means: (i) Mr. Calagione is unable due to a medically determinable physical or mental condition to perform the essential functions of his position, with or without a reasonable accommodation, for six (6) months in the aggregate during any twelve (12) month period; or (ii) two licensed physicians, at least one of whom is reasonably acceptable to both Mr. Calagione (or Mr. Calagione’s legal representative) and the Board have certified to the Company in writing that due to a medically determinable physical or mental condition, Mr. Calagione will be unable to perform the essential functions of his position, with or without a reasonable accommodation, for a period of six (6) months in the aggregate during the twelve (12) month period immediately following such certification. Termination of Mr. Calagione’s employment by the Company due to Mr. Calagione’s Disability shall constitute a termination without Cause.
(c)
Termination for Cause
. The Company may at any time, by written notice to Mr. Calagione, terminate Mr. Calagione’s employment hereunder for Cause. For purposes hereof, the term “Cause” shall mean: (i) Mr. Calagione’s material breach of this Agreement, which, if curable, remains uncured or continues after sixty (60) days’ written notice by the Company thereof; (ii) the conviction of, or entry of a plea of guilty or nolo contendere to, (A) any crime constituting a felony in the jurisdiction in which committed, (B) any crime of moral turpitude (whether or not a felony), or (C) any other criminal act involving embezzlement, misappropriation of money, or fraud (whether or not a felony); (iii) Mr. Calagione’s material negligence or dereliction in the performance of, or failure to perform Mr. Calagione’s duties of employment with the Company, which remains uncured or continues after sixty (60) days’ notice by the Company thereof, provided, however, that in the event the Chief Executive Officer or the Board of the Parent issues Mr. Calagione a lawful directive and Mr. Calagione does not comply with the directive, such non-compliance
shall not constitute “Cause”; or (iv) any willful conduct, action or behavior by Mr. Calagione that is materially damaging to the Company, whether to the business interests, finance or reputation.

(d)
Termination without Cause
. The Company may terminate the Executive’s employment without Cause at any time upon ninety (90) days’ written notice.
(e)
Resignation with or without Good Reason
.
(i) This Agreement and Mr. Calagione’s employment hereunder may be terminated by Mr. Calagione with or without Good Reason at any time upon ninety (90) days written notice to the Company.
(ii) For purposes of this Agreement, “Good Reason” means any of the following that has not been approved in writing in advance by Mr. Calagione: (A) a material diminution of Mr. Calagione’s titles, duties, responsibilities, authorities or reporting relationship or obligations, as set forth in this Agreement, including, but not limited to, Mr. Calagione no longer reporting directly to the Chief Executive Officer of the Company; (B) the failure of C. James Koch to elect Mr. Calagione as a Class B member of the Board of the Parent during the years 2020-2029, as long as Mr. Calagione is employed by the Company; (C) a material reduction in Mr. Calagione’s Base Salary or target cash bonus; (D) subject to Section 2(f) above, relocation of Mr. Calagione’s principal place of employment by more than fifty (50) miles from his current offices in Milton, Delaware; (E) a material breach by the Company of this Agreement or any other agreement between the Company or the Board and Mr. Calagione; or (F) a Change in Control. Notwithstanding the foregoing, “Good Reason” for Mr. Calagione to resign shall not exist unless: (X) Mr. Calagione provides the Company with written notice of the condition giving rise to Good Reason; (Y) the Company fails to remedy such condition within thirty (30) days after its receipt of such written notice; and (Z) Mr. Calagione resigns within sixty (60) days after the cure period has lapsed. Any resignation or termination pursuant to this section 7(e) shall not constitute a breach of this Agreement by either party.
(f) For purposes of this Agreement, a “Change in Control” shall be deemed to have occurred at such time as C. James Koch and/or members of his family cease to control a majority of Parent’s issued and outstanding Class B Common Stock or the Company enters into an agreement or agreements to sell or dispose of, in one or more related transactions, the rights to manufacture and distribute all or substantially all of the Company’s brands.
8.
Compensation upon Termination
.
Other provisions of this Agreement notwithstanding, upon the occurrence of an event described in Section 7, the parties shall have the following rights and obligations:
(a)
Death
. If Mr. Calagione’s employment is terminated during the Term by reason of Mr. Calagione’s death, the Company shall pay to Mr. Calagione’s estate the Accrued Benefits. “Accrued Benefits” means: (i) the accrued but unpaid Base Salary through the Termination Date, payable within thirty (30) days following the Termination Date; (ii) reimbursement for any unreimbursed expenses incurred through the Termination Date, payable within thirty (30) days following the Termination Date; (iii) accrued but unused vacation days; and (iv) all other payments, benefits, or fringe benefits to which Mr. Calagione shall be entitled as of the Termination Date under the terms of any applicable compensation arrangement or benefit, equity, or fringe benefit plan or program or grant.

(b)
Disability
. If the Company terminates Mr. Calagione‘s employment because of his Disability, the Company shall pay to Mr. Calagione the Accrued Benefits. If the Company terminates Mr. Calagione’s employment because of his Disability, the Company shall also pay to Mr. Calagione a pro-rata
portion of the target amount of the annual cash bonus for the year in which the termination occurs based on the number of days in such year through the Termination Date, payable within thirty (30) days following the Termination Date.
(c)
Termination for Cause or Resignation without Good Reason
. If Mr. Calagione’s employment is terminated by the Company for Cause, or by Mr. Calagione without Good Reason, then: (i) the Company shall pay Mr. Calagione the Accrued Benefits; and (ii) Mr. Calagione shall immediately forfeit as of the Termination Date any unpaid annual cash bonuses.
(d)
Termination without Cause or Resignation for Good Reason
. If Mr. Calagione’s employment is terminated by the Company without Cause, or Mr. Calagione resigns for Good Reason, then: (i) the Company shall pay to Mr. Calagione the Accrued Benefits; and (ii) the Company shall pay any annual cash bonuses that are unpaid as of the Termination Date.
9.
Non-Solicitation
of Customers and Employees
.
(a) During the Restricted Period, Mr. Calagione agrees that he will not, directly or indirectly, for his own account or on behalf of any other person or entity, (a) solicit, call upon or accept business from, any customer of the Company with whom Mr. Calagione (or any person supervised or directed by Mr. Calagione) has had direct personal contact, or about whom Mr. Calagione has learned Proprietary Information or other business information in the course of Mr. Calagione’s employment by the Company (a “Restricted Customer”); or (b) interfere with the business relationship between the Restricted Customer and the Company; or (c) solicit, induce, persuade or hire, or attempt to solicit, induce, persuade or hire, or assist any third party in the solicitation, inducement, persuasion or hiring of, any employee of the Company who worked for the Company during Mr. Calagione’s tenure with the Company, to leave the employ of the Company.
(b) Notwithstanding the provisions of paragraph (a) above, Mr. Calagione shall not be restricted from exercising his rights under the License. For the avoidance of doubt, even after the termination of this Agreement pursuant to Section 6 or otherwise, Mr. Calagione will not be restricted from soliciting, calling upon or accepting business from any customer who would otherwise be a Restricted Customer in connection with the manufacture, distribution, sale, marketing or otherwise exploitation of the Dogfish Head brand outside of the United States and Canada.
10.
Mr.
 Calagione Acknowledgements
.
Mr. Calagione hereby acknowledges and agrees that:
(a) It is the practice and policy of the Company to provide its employees with Proprietary Information regarding the business of the Company, to a greater extent than other companies, in order to achieve success as a company, and in order to assist Mr. Calagione in achieving success as an employee. Such Proprietary Information concerns, among other things, information and data relating to geographic territories and customers throughout the areas in which the Company conducts its business. Accordingly, the geographic areas and proscribed activities specified in
Section
 4
hereof are reasonable, and no greater than necessary, for the protection of the Company’s legitimate business interests;

(b) Mr. Calagione received this Agreement for his consideration by the earlier of Mr. Calagione’s receipt of a formal offer of employment or ten (10) business days before Mr. Calagione’s start date; and
(c) Mr. Calagione acknowledges, and the Company and Mr. Calagione agree, that Mr. Calagione shall have the right to consult with an attorney prior to signing this Agreement.
11.
Works Made for Hire
. Mr. Calagione agrees that all works of authorship, literary works (including computer programs), audiovisual works, translations, compilations, and any other written materials, including, but not limited to, copyrightable works (the “Works”) which are originated or produced by Mr. Calagione (solely or jointly with others) during his working hours with the Company, in whole or in part, within the scope of, or in connection with, his employment by the Company will be considered “works made for hire” as defined by the U.S. Copyright Act (17 USC §101, as amended). All such works made for hire are and will be the exclusive property of the Company and Mr. Calagione agrees to treat any such work as Proprietary Information. In the event that any Works are not deemed to be “works made for hire,” Mr. Calagione hereby assigns all of his right, title, and interest in and to such Works, including but not limited to, the copyrights therein, to the Company, and agrees to execute any additional agreements or documents the Company reasonably determines are necessary to effectuate the assignment of his right, title and interest in such Works to the Company. This Section 11 notwithstanding, the books and other publications authored or co-authored
by Mr. Calagione before the Effective Date that are listed on Schedule 1 attached hereto will remain Mr. Calagione’s and, if applicable, his co-author’s,
property and will not be considered a “Work Made for Hire.” Books and other publications authored or co-authored
by Mr. Calagione while he remains an employee of the Company will be subject to the provisions of this Section 11 and such applicable policies, as may be adopted from time to time by the Board.
12.
Non-Disparagement
. The parties to this Agreement (including the Parent) agree that during Mr. Calagione’s employment by the Company, and during the Restricted Period and at any time thereafter, the parties shall not make any statement, verbally or in writing, or via social media, or take any action, which has the purpose or effect of disparaging the other, including their respective companies, or employees or products, to any person or entity who does, or could reasonably be expected to do, business with the parties, to the media, or to their respective employees or former employees.
13.
No Conflicting Obligation
. Mr. Calagione hereby represents and warrants to the Company that Mr. Calagione (a) is not presently under and will not in the future become subject to any obligation to any person, entity or prior employer which is inconsistent or in conflict with this Agreement or which would prevent, limit or impair in any way Mr. Calagione’s performance of his employment with the Company, and (b) has not disclosed and will not disclose to the Company, nor use for the Company’s benefit, any confidential information and trade secrets of any other person or entity, including any prior employer.

8

14.
Training Expense
.
The Company will provide Mr. Calagione with training to assist Mr. Calagione in the performance of his duties as an employee of the Company, including but not limited to the provision of training materials, training courses and supervision by experienced employees of the Company. Mr. Calagione agrees, in the event of Mr. Calagione’s voluntary separation of his employment or the termination of employment by the Company for cause (as defined above), to pay the Company (unless otherwise agreed upon at time of training) $1,000 for each day of training and/or any orientation course provided or paid for by the Company to Mr. Calagione within the last five (5) years prior to the date of termination as a means of reimbursing the Company for such training. Such payment shall be deducted from any monies owed to Mr. Calagione at the time of his termination, including wages, bonuses, and/or commissions, and the balance, if any, owed by Mr. Calagione shall be paid by Mr. Calagione promptly as may be required by law. Such reimbursement shall be in addition to any other remedy at law or in equity which the Company may have for Mr. Calagione’s breach of this Agreement.
15.
Entire Agreement; Modification
.
This Agreement contains the entire understanding and agreement between the Company and Mr. Calagione with respect to the subject matter contained herein and may be altered, amended or superseded only by an agreement in writing, signed by both parties. No action or course of conduct shall constitute a waiver of any of the terms and conditions of this Agreement, unless such waiver is specified in writing, and then only to the extent so specified. A waiver of any of the terms and conditions of this Agreement on one occasion shall not constitute a waiver of the other terms and conditions of this Agreement or of such terms and conditions on any other occasion.
16.
Severability
.
Mr. Calagione and the Company hereby expressly agree that the provisions of this Agreement are severable and, in the event that any court of competent jurisdiction shall determine that any provision or covenant herein contained is invalid, in whole or in part, the remaining provisions shall remain in full force and effect, and any such provision or covenant shall nevertheless be enforceable as to the balance thereof to the extent determined by a court of competent jurisdiction. It is the intent of the parties that if a court of competent jurisdiction determines that any provision of this Agreement is overly broad in any respect, that such court blue-pencil such provision and enforce the provision to the extent the court determines is reasonable.
17.
At-Will
Status; Binding Effect; Benefit
.
Mr. Calagione is at all times an
“at-will”
employee of the Company, and nothing herein shall be construed to vary the
“at-will”
status of your employment. Sections 3 through 12 and of this Agreement shall survive its termination and the termination of Mr. Calagione’s employment by the Company.
18.
Counterparts
.
This Agreement may be executed in multiple counterparts, each of which shall be considered and have the force and effect of an original.
19.
Governing Law
.
The Company is incorporated in, and has its headquarters located in, the Commonwealth of Massachusetts, and Mr. Calagione’s employment with the Company is administered from the Company’s Massachusetts headquarters. Accordingly, the validity, interpretation and performance of this Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts. Any dispute between Mr. Calagione and the Company shall be litigated exclusively in the state or federal courts of the Commonwealth of Massachusetts, to whose jurisdiction Mr. Calagione hereby agrees to submit; provided, however, that if the dispute concerns the restrictive covenant set forth in Section 6, the action shall be venued in Suffolk County, Massachusetts, or, if applicable, the federal district court in Boston, Massachusetts. This Agreement shall be considered a sealed instrument under Massachusetts law.
[Signature Page Follows]

10

IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed on its behalf and the undersigned have hereunto set their hands and seals in Boston, Massachusetts, all as of the date set forth below.
THE BOSTON BEER COMPANY, INC.

By:	/s/ David A. Burwick	X	/s/ Samuel A. Calagione
David A. Burwick, President & CEO		Signature of Mr. Calagione

July 3, 2019		Sam Calagione
Date		Print Name of Mr. Calagione

July 3, 2019
Date

For purposes of Section 2(b) only:		/s/ Jim Koch
Signature of Mr. Koch

July 3, 2019
Date

SCHEDULE 1
Mr. Calagione’s Existing Books and Publications
The following existing publications, including all editions (existing or future) of any of the following:

•	Project Extreme Brewing

•	Off-Centered Leadership

•	He Said Beer, She Said Wine

•	Extreme Brewing: An Introduction to Brewing Craft Beer at Home

•	Brewing Up a Business

Mr. Calagione is in the process of authoring a book in celebration of the 25 th
anniversary of the Dogfish Head business (occurring in 2020).

Exhibit 10.4
THE BOSTON BEER COMPANY, INC.
COWORKER AGREEMENT
This Coworker Agreement (the “Agreement”) is
entered into by and between
THE BOSTON BEER COMPANY, INC.
, a Massachusetts corporation with its principal place of business at One Design Center Place, Suite 850, Massachusetts 02210, for itself and on behalf of all of its subsidiaries and affiliates, including but not limited to
BOSTON BEER CORPORATION, AMERICAN CRAFT BREWERY LLC
,
ANGRY ORCHARD CIDER COMPANY LLC
,
A&S BREWING COLLABORATIVE LLC, DOGFISH HEAD CRAFT BREWERY LLC, DOGFISH HEAD LLC, DOGFISH INN LLC AND DOGFISH HEAD COMPANIES LLC
(collectively, the “Company”) on the one hand, and
George Pastrana
(“Coworker” or “you”), on the other.
In consideration of the employment of the Coworker by the Company, the Coworker’s eligibility to participate in the Company’s Employee Equity Incentive Plan, as set forth therein, the Coworker’s eligibility to receive the retention bonus payment, as described below, the training provided to Coworker, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Coworker hereby agrees with the Company as follows:
1.
Duties
.
The Company hereby agrees to employ the Coworker and the Coworker hereby accepts such employment in such positions and with such duties and responsibilities as the Company may from time to time determine. For so long as they are employed by the Company, the Coworker shall devote themselves to the affairs of the Company on a full business time basis and shall not engage in any other business activities, which, either singly or in the aggregate, materially interfere with their duties to the Company. Coworker agrees to perform their duties diligently, competently and in the best interests of the Company. The Company reserves the right to modify the duties of the Coworker from time to time, in its discretion.
2.
Compensation
.
(a) In consideration for the performance by the Coworker of their duties hereunder, the Company shall pay to the Coworker such compensation as the Company may from time to time determine, which the Coworker agrees to accept in full payment for their services. The Coworker shall also be entitled to participate in such coworker incentive programs as shall be adopted from time to time by the Company in its discretion for its coworkers generally, subject to such eligibility requirements and other restrictions and limitations contained in such programs. Such compensation shall include an annual salary, paid to Coworker in accordance with the Company’s usual payroll practices (the “Base Salary”), and such annual bonus as the Company, in its sole discretion, elects to pay Coworker, if any.
(b) Coworker shall be eligible to receive a
one-time
retention bonus in the amount of $206,000, less applicable taxes, withholdings, and deductions (the “Retention Bonus”). You will be eligible to receive the Retention Bonus if: (i) you remain actively employed with the Company through and including July 3, 2020 (the “Retention Period”); and (ii) your performance has been satisfactory, as determined in the Company’s sole discretion, through the Retention Period (the “Conditions”). If you satisfy the Conditions, the Company will pay the Retention Bonus to you in one lump sum cash payment on the first or second regularly scheduled pay date after the end of the Retention Period. If the Company terminates your employment without “Cause” (as defined below) before the end of the Retention Period, the Company will present you with a separation agreement prepared by the Company containing a general release of claims and other provisions. If you sign and return the separation agreement by the deadline that will be set forth therein, the Company will make the Retention Bonus payment to you within thirty (30) days of the Effective Date of the separation agreement, provided however, that if the time period set forth in the separation agreement for you to sign and return it ends in the calendar year following the date of your separation from service, then such payment shall be made or commence upon the later of the date the release is so signed, delivered and effective and the first business day of such following calendar year. The Company will also grant Coworker $206,000 in equivalent value Restricted Stock Units (“RSUs”), which will be granted within five (5) business days of July 3, 2019. All applicable terms and conditions regarding the RSUs shall be set forth in the applicable plan document and grant agreement.
3.
Proprietary Information
.
The Coworker hereby acknowledge that the techniques, recipes, formulas, programs, processes, methods, technology, designs and production, distribution, business and marketing plans, business methods and manuals, sales techniques and strategies, financial data, training methods and materials, pricing programs, customer information, contracts or other arrangements, and any other information of value to the Company that is not generally known to the public or the Company’s competitors (collectively, “Proprietary Information”), including any such information developed by the Coworker during the course of their employment with the Company, are of a confidential and secret character, of great value and proprietary to the Company. The Company shall give or continue to give the Coworker access to the foregoing categories of Proprietary Information as appropriate and necessary to Coworker’s job duties, so long as the Coworker continues to provide services to the Company, and permit the Coworker to work thereon and become familiar therewith to whatever extent the Company in its sole discretion determines. The Coworker agrees that, without the prior written consent of the Company, they shall not, during their employment with the Company or at any time thereafter, divulge to anyone or use to their benefit or to the benefit of any other person or entity, any Proprietary Information, unless such Proprietary Information shall be in the public domain in a reasonably integrated form through no fault of the Coworker. The Coworker further agrees (i) to take all reasonable precautions to protect from loss or disclosure all documents supplied to the Coworker by the Company and all documents, notebooks, materials and other data relating to any work performed by the Coworker or others relating to or containing the Proprietary Information, (ii) not to make any copies of any of these documents, notebooks, materials and data, without the prior written permission of the Company, and (iii) upon termination for whatever reason of the Coworker’s employment with the Company, or at any other time as requested by the Coworker, to deliver these documents, notebooks, materials and data forthwith to the Company, and to delete any copies of electronic information that may remain in the Coworker’s possession after the provision of copies thereof to the Company. Proprietary Information includes information in hard copy and electronic formats. The non-use
and
non-disclosure
restrictions set forth herein apply to any and all forms of information transmittal, including transmittal through any and all forms of social media.

Page
2
of
7

4.
Covenant
Not-to-Compete
.
(a) During the period commencing on the date hereof and continuing until the expiration of one (1) year from the date on which the Coworker’s employment with the Company terminates (the “Restricted Period”), the Coworker shall not, without the prior written consent of the Company, which consent the Company may grant or withhold in its sole discretion, directly or indirectly, for their own account or the account of others, in any geographic areas in which Coworker provided services to the Company, or about which Coworker obtained Proprietary Information, as an employee, consultant, partner, officer, director or stockholder (other than a holder of less than five percent (5%) of the issued and outstanding stock or other equity securities of an issuer whose securities are publicly traded), or otherwise, engage in the importing, production, marketing, sale or distribution to distributors of any beer, malt beverage, hard cider or other product produced by the Company at any time during the Coworker’s tenure with the Company, excluding distilled spirits, (i) which is either produced outside of the United States and imported into the United States or produced within the United States and (ii) which has a wholesale price within twenty-five (25%) of the wholesale price of any of the Company’s products, including but not limited to products marketed under the trade names SAMUEL ADAMS, TWISTED TEA, ANGRY ORCHARD, TRULY, DOGFISH HEAD and such other trade names as the Company may use to market its products during the Coworker’s employment with the Company. The Coworker acknowledges that they have read and understands this provision, and that they have agreed to it knowingly and voluntarily, in order to obtain the benefits provided to Coworker by the Company. Notwithstanding the foregoing, in the event that you breach your fiduciary duty to the Company, and/or you have unlawfully taken, physically or electronically, property belonging to the Company, the Restricted Period shall be twenty-four (24) months from the date of your employment termination
(b) The parties agree that Paragraph 4(a) hereof shall not apply to Coworker (i) if Coworker is a non-exempt
employee of the Company on the date of termination, and/or (ii) if their employment by the Company is terminated by the Company without Cause, or pursuant to a reduction in force.
(c) As used herein, the term “Cause” shall mean a termination initiated by the Company due to the Company’s reasonable dissatisfaction with Coworker’s performance, entertained in good faith, for such reasons as the Coworker’s lack of capacity or failure to perform their duties; the Coworker’s insufficient diligence; failure to conform to usual or expected (within the Company’s workplace) standards of performance or other conduct; violating this Agreement or other policies of the Company; other dishonest, culpable or inappropriate behavior; or due to the needs of the business, all as determined by the Company in its sole discretion. The foregoing are examples, but not an exhaustive list, of acts or omissions on which the Company may base its determination that Coworker’s performance is unsatisfactory and, in the Company’s sole judgment, merits termination for Cause as defined herein.
(d) Coworker shall provide the Company with thirty (30) days advance written notice of their voluntary termination of employment. Such notice shall specify the name of their prospective new employer, their title and job responsibilities for such new employer, and the date on which such new employment is scheduled to begin. If Coworker has obtained other employment with a company which may be covered by Section 4, Coworker shall provide a copy of the offer letter or other agreement with the new employer to the Company. This notice is also required when Coworker changes jobs during the Restricted Period. The Company reserves the right to accelerate the Coworker’s termination date and may, at its sole discretion, cease payment of Base Salary after the termination date. At or before the termination date, Company shall determine whether or not it wishes to enforce or waive the non-competition
provision in Section 4(a), and will so notify Coworker of its determination. If the Company elects to enforce such provision: (i) the Coworker shall comply with Section 4(a); and (ii) the Company shall pay Coworker, as additional consideration for their compliance with Section 4(a), the amount of ten thousand dollars ($10,000), less applicable taxes, deductions, and withholdings; provided, however, that if the Company determines that the Coworker has violated or is violating this Section 4(a), the Company’s obligation to pay the additional consideration shall cease, and the Company may pursue all available remedies against Coworker.
5.
Non-Solicitation
of Customers and Coworkers
.
During the Restricted Period, the Coworker agrees that they will not, directly or indirectly, for their own account or on behalf of any other person or entity, (a) solicit, call upon or accept business from, any customer of the Company with whom Coworker (or any person supervised or directed by coworker) has had direct personal contact, or about whom Coworker has learned Proprietary Information or other business information in the course of Coworker’s employment by the Company (a “Restricted Customer”); or (b) interfere with the business relationship between the Restricted Customer and the Company; or (c) solicit, induce, persuade or hire, attempt to solicit, induce, persuade or hire, or assist any third party in the solicitation, inducement, persuasion or hiring of, any coworker of the Company who worked for the Company during Coworker’s tenure with the Company, to leave the employ of the Company.
6.
Coworker Acknowledgements
.
Coworker hereby acknowledges and agrees that:
(a) It is the practice and policy of the Company to provide its coworkers with Proprietary Information regarding the business of the Company, to a greater extent than other companies, in order to achieve success as a company, and in order to assist Coworker in achieving success as a coworker. Such Proprietary Information concerns, among other things, information and data relating to geographic territories and customers throughout the areas in which the Company conducts its business. Accordingly, the geographic areas and proscribed activities specified in Section 4 hereof are reasonable, and no greater than necessary, for the protection of the Company’s legitimate business interests;
(b) Coworker acknowledges that they received this Agreement at least ten (10) business days prior to the date on which it is effective; and
(c) Coworker acknowledges, and the Company and Coworker agree, that Coworker shall have the right to consult with an attorney prior to signing this Agreement, and the Company hereby advises Coworker to consult with an attorney.
7.
Works Made for Hire
. Coworker agrees that all works of authorship, literary works (including computer programs), audiovisual works, translations, compilations, and any other written materials, including but not limited to, copyrightable works (the “Works”) which are originated or produced by the Coworker (solely or jointly with others) during their working hours with the Company, in whole or in part, and/or within the scope of, or in connection with, their employment by the Company will be considered “works made for hire” as defined by the U.S. Copyright Act (17 USC §101, as amended). All such works made for hire are and will be the exclusive property of the Company, and the Coworker agrees to treat all Works as Proprietary Information. In the event that any Works are not deemed to be “works made for hire,” the Coworker hereby assigns all of their rights, title, and interest in and to such Works, including but not limited to, the copyrights therein, to the Company, and agrees to execute any additional agreements or documents the Company reasonably determines are necessary to effectuate the assignment of your right, title and interest in such Works to the Company.
8.
Non-Disparagement
. Coworker agrees that during their employment by the Company, and during the Restricted Period and at any time thereafter, Coworker shall not make any statement, verbally or in writing, or via social media, or take any action, which has the purpose or effect of disparaging the Company, its directors, its coworkers, or its products.
9.
No Conflicting Obligation
. Coworker hereby represents and warrants to the Company that Coworker (i) is not presently under and will not in the future become subject to any obligation to any person, entity or prior employer which is inconsistent or in conflict with this Agreement or which would prevent, limit or impair in any way Coworker’s performance of their employment with the Company and (ii) has not disclosed and will not disclose to the Company, nor use for the Company’s benefit, any confidential information and trade secrets of any other person or entity, including any prior employer.
10.
Remedy for Breach
.
The Coworker expressly recognizes that any breach or threatened breach of this Agreement by them will result in irreparable injury to the Company and agrees that, in addition to any other rights or remedies which the Company may have, the Company shall be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction either in law or in equity, to obtain damages for any breach of this Agreement; to enforce the specific performance of this Agreement by the Coworker; and to enjoin the Coworker from activities in violation of this Agreement. In any such action, the Company shall be entitled to recover the costs and attorney’s fees incurred by it in such action.
11.
Training Expense
.
The Company will provide the Coworker with training to assist the Coworker in the performance of their duties as a coworker of the Company, including but not limited to the provision of training materials, training courses and supervision by experienced coworkers of the Company. The Coworker agrees, in the event of the Coworker’s voluntary separation of their employment or the termination of employment by the Company for Cause (as defined above), to pay the Company (unless otherwise agreed upon at time of training) $1,000 for each day of training and/or any orientation course provided or paid for by the Company to the Coworker within the last five (5) years prior to the date of termination as a means of reimbursing the Company for such training. Such payment shall, subject to applicable law, be deducted from any monies owed to the Coworker at the time of their termination, including wages, bonuses, commissions, and/or the additional consideration set forth in Section 4(d) above, if any, and the balance, if any, owed by the Coworker shall be paid by the Coworker promptly as may be required by law. Such reimbursement shall be in addition to any other remedy at law or in equity which the Company may have for Coworker’s breach of this Agreement.

Page
5
of
7

12.
Entire Agreement; Modification
.
This instrument contains the entire Agreement between the Company and the Coworker with respect to the subject matter contained herein and may be altered, amended or superseded only by an agreement in writing, signed by both parties. No action or course of conduct shall constitute a waiver of any of the terms and conditions of this Agreement, unless such waiver is specified in writing, and then only to the extent so specified. A waiver of any of the terms and conditions of this Agreement on one occasion shall not constitute a waiver of the other terms and conditions of this Agreement or of such terms and conditions on any other occasion.
13.
Severability
.
The Coworker and the Company hereby expressly agree that the provisions of this Agreement are severable and, in the event that any court of competent jurisdiction shall determine that any provision or covenant herein contained is invalid, in whole or in part, the remaining provisions shall remain in full force and effect, and any such provision or covenant shall nevertheless be enforceable as to the balance thereof to the extent determined by a court of competent jurisdiction. It is the intent of the parties that if a court of competent jurisdiction determines that any provision of this Agreement is overly broad in any respect, that such court reform such provision as minimally necessary and enforce the provision to the extent the court determines is reasonable.
14.
At-Will
Status; Binding Effect; Benefit
.
The Coworker is at all times an
“at-will”
employee of the Company, and nothing herein shall be construed to vary the
“at-will”
status of your employment. Sections 3 through 14 and Section 16 of this Agreement shall survive its termination and the termination of the Coworker’s employment by the Company. THIS AGREEMENT SHALL BE BINDING UPON THE COWORKER, WITHOUT REGARD TO THE DURATION OF THEIR EMPLOYMENT BY THE COMPANY, ANY CHANGES IN THE TERMS AND CONDITIONS OF COWORKER’S EMPLOYMENT (INCLUDING, BUT NOT LIMITED TO, WITH RESPECT TO COWORKER’S RESPONSIBILITIES, DUTIES, POSITION, COMPENSATION OR TITLE AND/OR THE ENTITY THAT EMPLOYS THE COWORKER) OR THE REASONS FOR THE CESSATION OF SUCH EMPLOYMENT (EXCEPT AS PROVIDED IN PARAGRAPH 4(b)(ii)), AND UPON THEIR ADMINISTRATORS, EXECUTORS, HEIRS, AND ASSIGNS, AND SHALL INURE TO THE BENEFIT OF THE COMPANY AND ITS AFFILIATES AND SUBSIDIARIES, AND ITS AND THEIR SUCCESSORS AND ASSIGNS.
15.
Counterparts
.
This Agreement may be executed in multiple counterparts, each of which shall be considered and have the force and effect of an original.
16.
Governing Law
.
The Company is incorporated in, and has its headquarters located in, the Commonwealth of Massachusetts, and Coworker’s employment with the Company is administered from the Company’s Massachusetts headquarters. Accordingly, the validity, interpretation and performance of this Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts. Any dispute between Coworker and the Company shall be litigated exclusively in the state or federal courts of the Commonwealth of Massachusetts, to whose jurisdiction Coworker hereby agrees to submit; provided, however, that if the dispute concerns the restrictive covenant set forth in Section 4(a), the action shall be venued in Suffolk County, Massachusetts, or, if applicable, the federal district court in Boston, Massachusetts. This Agreement shall be considered a sealed instrument under Massachusetts law.

Page
6
of
7

17.
Assignment; Successors and Assigns
.
Neither the Company nor the Coworker may make any assignment of this Agreement or any interest herein, by operation of law or otherwise, without the prior written consent of the other party; provided, however, that the Company may assign its rights under this Agreement without the consent of the Coworker to an affiliate and/or in the event that either the Company or its affiliates shall hereafter effect a reorganization, consolidate with or merge into any other corporation, partnership, organization or other entity, or transfer all or substantially all of its properties or assets to any other corporation, partnership, organization or other entity. This Agreement shall inure to the benefit of and be binding upon the Company and the Coworker, their respective successors, executors, administrators, heirs and permitted assigns.
IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed on its behalf and the undersigned have hereunto set their hands and seals in Boston, Massachusetts, all as of the date set forth below.
THE BOSTON BEER COMPANY, INC.

By:	/s/ David A. Burwick	X	/s/ George J. Pastrana
David A. Burwick, President & CEO		Signature of Coworker

July 16, 2019		George J. Pastrana
Date		Print Name of Coworker

July 16, 2019
Date

Page
7
of
7

Exhibit 10.5
March 21, 2019
Lesya Lysyj
Dear Lesya,
We are pleased to offer you the position of Chief Marketing Officer of The Boston Beer Company, Inc., reporting directly to David Burwick, Chief Executive Officer. The following are the parameters of our offer:
Title
: Chief Marketing Officer, reporting to David Burwick, Chief Executive Officer
Anticipated Start Date
: April 29, 2019
Base Salary
: $475,000.00 annually, payable
bi-weekly.
Bonus Potential
: 50% of paid salary each calendar year. The bonus will be tied to company goals that are determined annually. A bonus multiplier of up to 2.5X is available for significant performance above target. Your annual bonus paid for the 2019 calendar year will not be prorated, and the bonus will be calculated using the entire base salary as notated in this offer. Bonuses are paid on calendar year performance and you must be employed on December 31st of the applicable year to receive the bonus.
Stock Option Award
: You will be granted a Stock Option Award for shares of Class A Common Stock of The Boston Beer Company, Inc. (NYSE: SAM) valued at approximately $1,500,000.00. The grant will be effective on the first day of the Company’s next Open Trading Window following your start date (the “Grant Date”). The Company’s next Open Trading Window runs from April 29 to May 10, 2019. (The next Open Trading Window runs from July 30 to August 12, 2019 should you commence service after May 13, 2019). The number of option shares will be calculated via an option pricing model using the closing price of SAM on the day prior to the Grant Date (the “Market Price”), rounded down to the nearest whole number of shares. The exercise price of each option share will be that Market Price. The option shares will vest on the following schedule, contingent on your continued employment by the Company on the applicable vesting dates:

•	50% on the third anniversary of the Grant Date;

•	25% on the fourth anniversary of the Grant Date;

•	25% on the fifth anniversary of the Grant Date

The Stock Option Award will be subject to a Stock Option Agreement and the Company’s Employee Equity Incentive Plan. The award will expire ten years after the Grant Date or ninety (90) days after the end of employment.
Restricted Stock Units
: On the Grant Date you will also be awarded Restricted Stock Units (“RSUs”) of SAM valued at approximately $1,500,000. The actual number of RSU shares will be based on the Market Price, rounded down to the nearest whole number of shares. The shares will vest one-fourth
each year on the first, second, third and fourth anniversary of the Grant Date, contingent on your continued employment by the Company on the applicable vesting dates.

The RSU will be subject to a Restricted Stock Unit Agreement and the Company’s Employee Equity Incentive Plan. RSUs have no expiration date, except that any then-unvested awards are forfeited to the Company upon the end of employment.
Equity Awards
: The compensation structure of the Company’s Executive Officers, including equity awards, is determined at the discretion of the Company’s Board of Directors based on the recommendation of the Board’s Compensation Committee. Stock Option Awards to Executive Officers are generally granted on March 1 each year and are generally contingent on Company performance and continued employment. RSUs to Executive Officers are generally granted on March 1 each year and are generally contingent on continued employment.
Performance and Compensation Reviews
: Annually beginning January 2020 with compensation increases effective April 2020.
Paid Time Off
: You will begin accruing paid time off (PTO) on your first day of employment. During the first three years (3) of your employment, you will accrue 17 PTO days per year. Your weekly PTO accrual rate will increase on your anniversary date per the schedule outlined in the attached benefits summary. Accrual amounts will be prorated during your first year of employment, and on anniversary years in which your PTO day accrual rates are increased. PTO includes all vacation, sick, and personal time. If you reside in a state that requires an employer to rollover unused PTO from year-to-year,
you may rollover
accrued-but-unused
PTO in accordance with such law(s).
Benefits
: You will be eligible to participate in our medical and dental programs upon your first day of employment with us. You will be eligible to participate in our 401(k) plan immediately. Enclosed, you will find more detailed forms along with our New Hire Checklist. If you have specific questions regarding them, please let me know. Please note it is imperative that you provide
I-9
documentation on or before your first day so we are able to add you to our payroll system. Failure to do so may delay your first paycheck.
Employment Agreement
: As a condition of your employment in this position, you are required to sign and return to Boston Beer the attached Employment Agreement prior to your start date and you acknowledge that you have been given ten (10) business days to review this document prior to your start date. The Employment Agreement is incorporated into and is a part of this offer of employment. As additional consideration for your agreeing to and complying with the non-competition
provision set forth in Section 4(a) of the Employment Agreement, Boston Beer agrees to pay you $10,000 (minus all required tax withholdings) at the time your employment with Boston Beer terminates, if your employment terminates on account of your voluntary resignation, or if Boston Beer terminates your employment with cause (as cause is defined in the Employment Agreement), subject to BBC’s election, at the time of termination, to enforce the non-competition
covenant. Please review the Employment Agreement carefully. You have the right to consult with an attorney about the Employment Agreement before signing it.
At Will Employment
: Your employment is, and will at all times remain, at will, meaning that you or the company may terminate your employment at any time, with or without cause, for any reason or for no reason. By accepting our offer of employment, you confirm that you understand you are at will status.

Please note that at the senior officer level, you compensation, equity grants, and biographical information may be disclosed publicly in our proxy statement and other public documents filed with the Securities and Exchange Commission. Also, all aspects of your compensation may be subject to Compensation Committee review and approval from time to time. The Company has also established claw- back provisions to recover executive compensation not earned.
Please indicate your acceptance of this offer by
e-signing
and accepting the offer via The Boston Beer Company online careers portal. Please note, this offer is contingent upon your signing the Employment Agreement in the form enclosed with this letter. Should you have any questions, please do not hesitate to contact me.
Lesya, we are delighted to extend this offer and hope that you decide to join us. I look forward to working with you together as we grow this company.
Best Regards,
David Burwick
President and CEO
Enc. Form of Option Agreement
Form of Restricted Stock Agreement
Employee Equity Incentive Plan (EEIP) Disclosure Statement
Employment Agreement
cc: Jim Koch
Cheryl Fisher
I accept the offer of employment, subject to the terms and conditions set forth in this letter.
PLEASE NOTE: This offer is contingent upon the successful completion of pre-employment
screening.
Offer Letter Attachments
DB Welcome Letter_11.18.pdf
Employment Agreement
(10-1-2018).docx
2019 Benefits Overview.pdf
/s/ Lesya Lysyj
3/21/19

Exhibit 31.1
I, David A. Burwick, certify that:
1. I have reviewed this quarterly report on Form
10-Q
of The Boston Beer Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
and
15d-15(e))
and internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f)
and
15d-15(f))
for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2019

/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
[Principal Executive Officer]

Exhibit 31.2
I, Frank H. Smalla, certify that:
1. I have reviewed this quarterly report on Form
10-Q
of The Boston Beer Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
and
15d-15(e))
and internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f)
and
15d-15(f))
for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2019

/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
[Principal Financial Officer]

Exhibit 32.1
The Boston Beer Company, Inc.
Certification Pursuant To
18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of The Boston Beer Company, Inc. (the “Company”) on Form
10-Q
for the period ended June 29, 2019 as filed with the Securities and Exchange Commission (the “Report”), I, David A. Burwick, President and Chief Executive Officer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: July 25, 2019

/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to The Boston Beer Company, Inc. and will be retained by The Boston Beer Company, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

The Boston Beer Company, Inc.
Certification Pursuant To
18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of The Boston Beer Company, Inc. (the “Company”) on Form
10-Q
for the period ended June 29, 2019 as filed with the Securities and Exchange Commission (the “Report”), I, Frank H. Smalla, Chief Financial Officer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: July 25, 2019

/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to The Boston Beer Company, Inc. and will be retained by The Boston Beer Company, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.