Form 10-Q
period 2019-09-28
BOSTON BEER CO INC
filed 2019-10-29
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019
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
02210
(Zip Code)
(617)
368-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock. $0. 0 1 par value	SAM	New York Stock Exchange
Class B Common Stock, $0. 0 1 par value	Not applicable	Unregistered

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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small er reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act.)    Yes
☐
    No
☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2019:

Class A Common Stock, $.01 par value	9,216,022
Class B Common Stock, $.01 par value	2,817,983
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.
FORM
10-Q
September 28, 2019

EX-31.1
Section 302 CEO Certification
EX-31.2
Section 302 CFO Certification
EX-32.1
Section 906 CEO Certification
EX-32.2
Section 906 CFO Certification

PART I. FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 28,	December 29,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$27,128	$108,399
Accounts receivable	68,687	34,073
Inventories	92,632	70,249
Prepaid expenses and other current assets	14,965	13,136
Income tax receivable	5,980	5,714

Total current assets	209,392	231,571
Property, plant and equipment, net	521,316	389,789
Operating right-of-use assets	38,943	—
Goodwill	112,529	3,683
Intangible assets	104,335	2,099
Other assets	29,661	12,709

Total assets	$1,016,176	$639,851

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$71,035	$47,102
Accrued expenses and other current liabilities	92,850	73,412
Current operating lease liabilities	2,599	—

Total current liabilities	166,484	120,514
Deferred income taxes, net	81,653	49,169
Non-current operating lease liabilities	41,215	—
Other liabilities	7,844	9,851

Total liabilities	297,196	179,534
Commitments and Contingencies (See Note J )
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,216,022 and 8,580,593 issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	92	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,817,983 and 2,917,983 issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	28	29
Additional paid-in capital	568,047	405,711
Accumulated other comprehensive loss, net of tax	(1,154)	(1,197)
Retained earnings	151,967	55,688

Total stockholders’ equity	718,980	460,317

Total liabilities and stockholders’ equity	$1,016,176	$639,851

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited
)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Revenue	$402,691	$326,852	$1,008,893	$818,257
Less excise taxes	24,225	19,982	60,369	47,830

Net revenue	378,466	306,870	948,524	770,427
Cost of goods sold	190,631	149,643	477,147	375,133

Gross profit	187,835	157,227	471,377	395,294
Operating expenses:
Advertising, promotional and selling expenses	96,570	87,765	262,372	241,796
General and administrative expenses	31,429	22,734	81,552	65,951
Impairment of assets	—	—	243	517

Total operating expenses	127,999	110,499	344,167	308,264

Operating income	59,836	46,728	127,210	87,030
Other income (expense), net:
Interest (expense) income, net	(138)	343	472	821
Other income (expense), net	(764)	(51)	(818)	(539)

Total other income (expense), net	(902)	292	(346)	282

Income before income tax provision	58,934	47,020	126,864	87,312
Income tax provision	14,205	9,013	30,585	16,460

Net income	$44,729	$38,007	$96,279	$70,852

Net income per common share — basic	$3.70	$3.25	$8.16	$6.02

Net income per common share — diluted	$3.65	$3.21	$8.07	$5.96

Weighted-average number of common shares — Class A basic	9,136	8,557	8,797	8,646

Weighted-average number of common shares — Class B basic	2,862	3,018	2,899	3,018

Weighted-average number of common shares — diluted	12,150	11,702	11,823	11,773

Net income	$44,729	$38,007	$96,279	$70,852

Other comprehensive income:
Foreign currency translation adjustment	1	(13)	43	4

Comprehensive income	$44,730	$37,994	$96,322	$70,856

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Thirteen and Thirty-nine weeks ended September 28, 2019 and September 29, 2018
(in thousands)
(unaudited)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317
Net income							23,694	23,694
Stock options exercised and restricted shares activities	54	—			3,704			3,704
Stock-based compensation expense					2,066			2,066
Currency translation adjustment						37		37

Balance at March 30, 2019	8,634	$86	2,918	$29	$411,481	$(1,160)	$79,382	$489,818

Net income							27,856	27,856
Stock options exercised and restricted shares activities	21	1			1,377			1,378
Stock-based compensation expense					3,744			3,744
Currency translation adjustment						5		5

Balance at June 29, 2019	8,655	$87	2,918	$29	$416,602	$(1,155)	$107,238	$522,801

Net income							44,729	44,729
Stock options exercised and restricted shares activities	31	—			3,473			3,473
Stock-based compensation expense					3,233			3,233
Shares issued in connection with Dogfish Head merger	430	4			144,739			144,743
Conversion from Class B to Class A	100	1	(100)	(1)				—
Currency translation adjustment						1		1

Balance at September 28, 2019	9,216	$92	2,818	$28	$568,047	$(1,154)	$151,967	$718,980

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 30, 2017	8,603	$86	3,018	$30	$372,590	$(1,288)	$52,105	$423,523
Net income							9,310	9,310
Stock options exercised and restricted shares activities	188	2			20,232			20,234
Stock-based compensation expense					1,491			1,491
Repurchase of Class A Common Stock	(91)	(1)					(16,638)	(16,639)
Currency translation adjustment						(11)		(11)
One time effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of tax of $329							(982)	(982)
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income						(210)	210	—

Balance at March 31, 2018	8,700	$87	3,018	$30	$394,313	$(1,509)	$44,005	$436,926

Net income							23,535	23,535
Stock options exercised and restricted shares activities	32	—			2,224			2,224
Stock-based compensation expense					3,079			3,079
Repurchase of Class A Common Stock	(97)	(1)					(23,084)	(23,085)
Currency translation adjustment						(7)		(7)

Balance at June 30, 2018	8,635	$86	3,018	$30	$399,616	$(1,516)	$44,456	$442,672

Net income							38,007	38,007
Stock options exercised and restricted shares activities	2	—			15			15
Stock-based compensation expense					2,425			2,425
Repurchase of Class A Common Stock	(162)	(1)					(48,585)	(48,586)
Currency translation adjustment						13		13

Balance at September 29, 2018	8,475	$85	3,018	$30	$402,056	$(1,503)	$33,878	$434,546

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended
	September 28, 2019	September 29, 2018
Cash flows provided by operating activities:
Net income	$96,279	$70,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,841	38,860
Impairment of assets	243	517
Loss on disposal of property, plant and equipment	449	45
Change in ROU assets	2,734	—
Bad debt (recovery) expense	53	39
Stock-based compensation expense	9,043	6,995
Deferred income taxes	14,047	12,818
Changes in operating assets and liabilities:
Accounts receivable	(26,532)	(20,412)
Inventories	(16,847)	(20,836)
Prepaid expenses, income tax receivable and other assets	(13,903)	(8,385)
Accounts payable	22,388	20,560
Accrued expenses and other current liabilities	14,949	6,309
Change in operating lease liability	(2,270)	—
Other liabilities	207	693

Net cash provided by operating activities	142,681	108,055

Cash flows used in investing activities:
Purchases of property, plant and equipment	(66,760)	(38,752)
Proceeds from disposal of property, plant and equipment	144	2
Cash paid for acquisition of intangible assets	—	5
Investment in Dogfish Head, net of cash acquired	(165,517)	—
Other investing activities	(10)	131

Net cash used in investing activities	(232,143)	(38,614)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	—	(88,311)
Proceeds from exercise of stock options	7,619	21,528
Net cash paid on note payable and capital lease	(246)	(78)
Cash borrowed on line of credit	97,000	—
Cash paid on line of credit	(97,000)	—
Net proceeds from sale of investment shares	818	670

Net cash provided (used in) by financing activities	8,191	(66,191)

Change in cash and cash equivalents	(81,271)	3,250
Cash and cash equivalents at beginning of year	108,399	65,637

Cash and cash equivalents at end of period	$27,128	$68,887

Supplemental disclosure of cash flow information:
Non cash consideration issued in Dogfish Head Transaction (Refer to Note B)	$144,743	$—
Income taxes paid	$16,759	$11,252

Cash paid for amounts included in measurement of lease liabilities	$3,443	$—

Right-of-use assets obtained in exchange for operating lease obligations	$41,678	$—

Right-of-use assets obtained in exchange for capital lease obligations	$2,837	$—
Interest paid on revolving credit facility	$349	$—

Decrease in accounts receivable for ASU 2014-09 adoption	$—	$(1,310)

Decrease in accounts payable for purchase of property, plant and equipment	$(2,076)	$3,346

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of producing and selling alcohol beverages throughout the United States and in selected international markets, under the trade names, “The Boston Beer Company
®
”, “
Dogfish Head
®
 Craft Brewery”, “Twisted Tea Brewing Company
®
”, “Angry Orchard
®
Cider Company”, “Hard Seltzer Beverage Company”, “Angel City
®
Brewing Company”, “Concrete Beach Brewery
®
”, “Coney Island
®
Brewing Company”, “Marathon Brewing Company
™
”, and “American Fermentation Company”.
The accompanying unaudited consolidated balance sheet as of September 28, 2019, and the consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the interim periods ended September 28, 2019 and September 29, 2018 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 29, 2018.
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 28, 2019 and the results of its consolidated operations, stockholders’ equity, and cash flows for the interim periods ended September 28, 2019 and September 29, 2018, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	Dogfish Head Brewery Transaction

On May 8, 2019,
the Company
 entered into definitive agreements to acquire Dogfish Head Brewery
(“Dogfish Head”)
and various related operations (the “Transaction
”
), through the acquisition of all of the equity interests held by certain private entities in
Off-Centered
Way LLC, the parent holding company of the Dogfish Head operations. In accordance with these agreements, the
Co
mpany
 made a payment of $158.4 million, which was placed in escrow pending the satisfaction of certain closing conditions. The Transaction closed on July 3, 2019, for total consideration of $336.0 million consisting of $173.0 million in cash and 429,291 shares of restricted Class A Common Stock that had an aggregate market value as of July 3, 2019 of $163.0 million
, after taking into account a post-closing cash related adjustment. As required under the definitive agreements, 127,146 of the 429,291 shares of restricted Class A Stock have been placed in escrow and will be released no later than July 3, 2029. These shares had a market value on July 3, 2019 of $48.3 million. The timing of the release of these escrowed shares is primarily related to the continued employment with the Company of Samuel A. Calagione III, one of the two Dogfish Head founders
.
The fair value of the Transaction is estimated at approximately $317.7 million. The Company estimates that transaction-related and other non-recurring
costs incurred and to be incurred as a result of the Transaction will total approximately $9.1 million. Of this total, $7.9 million had been expensed as of September 28, 2019 and consists of $3.3 million in transaction costs and $4.6 million in other non-recurring costs.
 As part of the Transaction, certain members of Dogfish Head management entered into employment agreements with the Company and were granted 906 shares of restricted stock units that vest in one year and have a fair value of approximately $345,000. The Company funded the cash component of the Transaction through cash on-hand
and its existing line of credit as described in Note
L
.

The following table summarizes the acquisition date fair value of the tangible assets, intangible assets, liabilities assumed, and related goodwill acquired from Dogfish Head, as well as the allocation of purchase price paid:

Total (In Thousands)
Cash and cash equivalents	$7,476
Accounts receivable	8,081
Inventories	9,286
Prepaid expenses and other current assets	847
Property, plant and equipment	106,964
Goodwill	108,846
Brand	98,500
Other intangible assets	3,800
Other assets	378

Total assets acquired	344,178

Accounts payable	3,861
Accrued expenses and other current liabilities	4,085
Deferred income taxes	18,437
Other liabilities	59

Total liabilities assumed	26,442

Net assets acquired	$317,736

Cash consideration	$172,993
Nominal value of equity issued	162,999
Fair Value reduction due to liquidity	(18,256)

Estimated total purchase price	$317,736

The Company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total purchase price was allocated to the acquired net tangible and intangible assets of Dogfish Head based on their fair values as of the Transaction closing date. The Company believes that the information available as of the Transaction closing date provides a reasonable basis for estimating the fair values of the assets acquired and liabilities assumed; however, the Company is continuing to finalize these amounts, particularly with respect to income taxes and valuation of inventories, fixed assets, and intangible assets. Thus, the preliminary measurements of fair value reflected are subject to change as additional information becomes available and as additional analysis is performed. The Company expects to finalize the valuation and complete the allocation of the purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required.
The fair value of the Dogfish Head brand trade name is estimated at approximately $98.5 million and the fair value of customer relationships is estimated at $3.8 million.
The Company

estimated the Dogfish Head brand trade name
will have
 an indefinite life and customer relationships will have an estimated useful life of 15 years. The customer relationship intangible asset will be amortized on a straight-line basis over the
15 year estimated useful life. The fair value of the deferred income tax liability assumed is $18.4 million, representing the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bas
i
s. The Company used a preliminary consolidated tax rate to determine the net deferred tax liabilities. The Company will record measurement period adjustments as the Company applies the appropriate tax rate for each legal entity within Dogfish Head. The expectation is that the Dogfish Head deferred income taxes will be subject to the Company’s consolidated rate
.
The excess of the purchase price paid over the estimated fair values of the assets and liabilities assumed has been recorded as goodwill in the amount of $108.8 million.
 Goodwill associated with the acquisition is primarily attributable to the future growth opportunities associated with the Transaction
,
expected synergies

and value of the workforce. The Company believes the majority of the goodwill is deductible for tax purposes.

The fair value of the brand trade name was determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate. The fair value of the property, plant and equipment was determined utilizing the cost and market valuation approaches.

The results of operations from Dogfish Head have been included in the Company’s consolidated statement
s
of operations since the July 3, 2019 Transaction closing date. During the three months ended

September
28
,
2019
, Dogfish Head represented $
27.7
 million of the Company’s total revenue and $
3.4
 million of total net income. Transaction costs incurred by the Company in connection with the
Transaction
 were $
2.3
 million
and

$3.3 million
for
thirteen and thirty
-nin
e
 weeks
ended September
28
,
2019
,
respectively
,
and were recorded within general and administrative expenses in the Company’s consolidated statements of operations.
Consistent with prior periods and considering post-merger reporting structures, the Company will continue to report as one operating segment. The combined Company’s brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and through the same channels of distribution.

The following unaudited pro forma information has been prepared as if the Transaction and the related debt financing had occurred as of December
31
,
2017
, the first day of the Company’s
2018
fiscal year. The pro forma amounts reflect the combined historical operational results for Boston Beer and Dogfish Head, after giving effect to adjustments related to the impact of purchase accounting, transaction costs and financing. The unaudited
pro forma financial information is not indicative of the operational results that would have been obtained had the Transaction occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:
(i)	Depreciation and amortization expenses were updated to reflect the fair value adjustments to Dogfish Head property, plant and equipment and intangible assets beginning December 31, 2017.

(ii)	Transaction costs incurred in the thirteen and thirty-nine weeks ended September 28, 2019 have been re-assigned to the first period of the comparative fiscal year.

(iii)	Interest expense has been included at a rate of approximately 3% which is consistent with the borrowing rate on the Company’s current line of credit.

(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 25.6%.

(v)	Earnings per share amounts are calculated using the Company’s historical weighted average shares outstanding plus the 429,291 shares issued in the merger.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue	$379,205	$335,954	$1,002,939	$852,611
Net income	$46,445	$42,638	$103,105	$77,541
Basic earnings per share	$3.84	$3.51	$8.74	$6.36
Diluted earnings per share	$3.79	$3.48	$8.64	$6.30

C.	Goodwill and Intangible Assets
The change in the carrying value of goodwill and

intangible assets

during the thirty-nine weeks ended September 28, 2019 and September 29, 2019 were as follows:

	Thirty-nine weeks ended
	September 28,	September 29,
	2019	2018
Goodwill as of beginning of period	$3,683	$3,683
Acquired goodwill	108,846	—
Impairment of goodwill	—	—

Goodwill as of end of period	$112,529	$3,683

The $108.8 million of goodwill acquired during the thirty-nine weeks ended September 28, 2019 is related to the Dogfish Head transaction disclosed in Note B. No impairment of existing goodwill was recorded in the period.

The Company’s intangible assets as of September 28, 2019 and December 29, 2018 were as follows:

		As of September 28, 2019			As of December 29, 2018
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
Custmer Relationships	15	$3,800	$(64)	$3,736	$—	$—	$—
Trade Names	Indefinite	100,599	—	100,599	2,099	—	2,099

Total intangible assets		$104,399	$(64)	$104,335	$2,099	$—	$2,099

During the thirty-nine weeks ended September 28, 2019 the Company acquired intangible assets as part of the Dogfish Head Transaction disclosed in Note

B, that consists of $98.5 million for to the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible will be amortized on a straight-line basis over the 15 year useful life. Amortization expense in the thirty-nine weeks ended September 28, 2019 was approximately $64,000. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2019	$63
2020	253
2021	253
2022	253
2023	253
2024	253

D.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued ASU No.
 2014-09,
Revenue from Contracts with Customers (Topic 606)
. ASU
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

Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326)
: Measurement of Credit Losses on Financial Instruments. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No.
 2017-04,
Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
. Prior to ASU No.
 2017-04,
the goodwill impairment test is a
two-step
assessment if indicators of impairment exist. The first step requires an entity to compare each reporting unit’s carrying value and its fair value. If the reporting unit’s carrying value exceeds the fair value, then the entity must perform the second step, which is to compare the implied fair value of goodwill to its carrying value, and record an impairment charge for any excess of carrying value of goodwill over its implied fair value. An entity also has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU
2017-04
simplifies the goodwill impairment test by eliminating the second step of the test. As such, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. ASU
2017-04
will be effective prospectively for the year beginning December 29, 2019. The Company does not expect the adoption of ASU
2017-04
to have a material impact on its consolidated financial statements.

E.	Revenue Recognition

During the thirty-nine weeks ended September 28, 2019 approximately 95% of the Company’s revenue was from shipments of its products to domestic
d
istributors and 4% from shipments to international
d
istributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider, and merchandise sales at the Company’s retail locations.
The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 28, 2019 and December 29, 2018, the Company has deferred $6.9 million and $4.6 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Customer promotional discount programs are entered
into by the Company with
d
istributors for certain periods of time. The reimbursements for discounts to
d
istributors are recorded a
s reductions to net revenue and were $14.8 million and $34.5 million for the thirteen and thirty-nine weeks ended September 28, 2019, respectively. Reimbursements for discounts for the thirteen and thirty-nine weeks ended September 29, 2018 were $11.1 million and $26.8 million, respectively. The agreed-upon discount rates are applied to certai
n
d
i
stributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses
,
based on the nature of the expenditure. Customer incentives and other payments made to
d
istributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale
and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and thirty-nine weeks ended September 28, 2019 were $6.2 million and $13.0 million, respectively. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and thirty-nine weeks ended September 29, 2018 were $3.5 million and $9.7 million, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
The Company benefited from a reduction in federal excise taxes of $2.8 million and $2.0 million for the thirteen weeks ended September 28, 2019 and September 29, 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017. The Company benefited from a reduction in federal excise taxes of $6.6 million and $4.8 million for the thirty-nine weeks ended September 28, 2019 and September 29, 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017.

F.	Inventories

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

	September 28, 2019	December 29, 2018
	(in thousands)
Current inventory:
Raw materials	$51,322	$44,655
Work in process	13,270	8,252
Finished goods	28,040	17,342

Total current inventory	92,632	70,249
Long term inventory	15,369	11,619

Total inventory	$108,001	$81,868

G.	Leases

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
 2016-02
on December 30, 2018. ROU assets and lease liabilities commencing after December 30, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 mont hs or less

(“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 28, 2019, total ROU assets and lease liabilities were as follows:

	Classification	Leases
Right-of-use assets		(in thousands)
Operating lease assets	Operating right-of-use assets	$38,943
Capital lease assets	Property, plant and equipment, net	2,663
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	2,599
Capital lease liabilities	Accrued expenses and other current l iabilities	541
Non-current
Operating lease liabilities	Non-current operating lease liabilities	41,215
Capital lease liabilities	Other liabilities	2,178
Aggregate lease expense for the thirteen weeks ended September 28, 2019 was $1.9 million, consisting of $1.6 million in lease expense for lease liabilities recorded on the Company’s balance sheet and $0.3 million in short-term lease expense. Aggregate lease expense for the thirty-nine weeks ended September 28, 2019 was $4.9 million, consisting of $3.9 million in lease expense for lease liabilities recorded on the Company’s balance sheet and $1.0 million in short-term lease expense.

Maturities of lease liabilities as of September 28, 2019 are as follows:

	Operating	Capital	Weighted-Average Remaining Term in Years
	Leases	Leases	Operating Leases	Capital Leases
	(in thousands)
2019	$1,466	$155
2020	2,642	626
2021	5,754	626
2022	5,453	626
2023	5,313	626
After 2023	32,191	288

Total lease payments	52,819	2,947
Less imputed interest (based on 3.5% weighted-average discount rate)	(9,005)	(228)

Present value of lease liability	$43,814	$2,719	4.7	9.9
Future minimum lease payments expected under
non-cancellable
operating lease agreements in effect at December 29, 2018 were as follows:

Leases
(in thousands)
2019	$4,446
2020	4,530
2021	4,370
2022	3,559
2023	1,672
Thereafter	7,582

Total	$26,159

H.	Net Income per Share
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
The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program, which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years
in equal number of shares. The unvested shares participate equally in dividends. See Note
N
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
two-class
method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$44,729	$38,007	$96,279	$70,852

Allocation of net income for basic:
Class A Common Stock	$33,776	$27,786	$71,761	$52,051
Class B Common Stock	10,581	9,800	23,652	18,169
Unvested participating shares	372	421	866	632

	$44,729	$38,007	$96,279	$70,852
Weighted average number of shares for basic:
Class A Common Stock	9,136	8,557	8,797	8,646
Class B Common Stock*	2,862	3,018	2,899	3,018
Unvested participating shares	101	130	106	105

	12,099	11,705	11,802	11,769
Net income per share for basic:
Class A Common Stock	$3.70	$3.25	$8.16	$6.02

Class B Common Stock	$3.70	$3.25	$8.16	$6.02

*	Change in Class B Common Stock resulted from the conversion of
100,000
shares to Class A Common Stock on November 1, 2018 and
100,000
shares to Class A Common stock on August 8, 2019 with the ending number of shares reflecting the weighted average for the period.
Net Income per Common Share
—
Diluted
The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class
method, which assumes the participating securities are not exercised.

1
4

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class
method for unvested participating shares:

	Thirteen weeks ended
	September 28, 2019			September 29, 2018
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$33,776	9,136	$3.70	$27,786	8,557	$3.25
Add: effect of dilutive potential common shares
Share-based awards	—	152		—	127
Class B Common Stock	10,581	2,862		9,800	3,018
Net effect of unvested participating shares	4	—		5	—

Net income per common share — diluted	$44,361	12,150	$3.65	$37,591	11,702	$3.21

	Thirty-nine weeks ended
	September 28, 2019			September 29, 2018
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported — basic	$71,761	8,797	$8.16	$52,051	8,646	$6.02
Add: effect of dilutive potential common shares
Share-based awards	—	127		—	109
Class B Common Stock	23,652	2,899		18,169	3,018
Net effect of unvested participating shares	8	—		5	—

Net income per common share — diluted	$95,421	11,823	$8.07	$70,225	11,773	$5.96

During the thirteen and thirty-nine weeks ended September 28, 2019, weighted-average stock options to purchase approximately 27,000 and 21,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. During the thirteen and thirty-nine weeks ended September 29, 2018, weighted-average stock options to purchase approximately zero and 653,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 10,000 and 61,000 shares of Class A Common Stock were outstanding as of September 28, 2019 and September 29, 2018, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options w ere

not met as of the end of the reporting period.
The performance-based stock options to purchase approximately 10,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of September 28, 2019, were granted in 2016 to a key employee. The vesting of these shares requires annual depletions, or sales by
d
istributors to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023.

I.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended September 28, 2019 and September 29, 2018 were not material.
J.	Commitments and Contingencies

Contract Obligations
The Company had outstanding total
non-cancelable
contract obligations of $211.2 million at September 28, 2019. These obligations are made up of advertising contracts of $75.3 million, equipment and machinery of $53.0 million

,
hops, barley and wheat totaling $49.7 million, other ingredients of $12.0 million, glass bottles of $1.7 million, and other commitments of $19.5 million.

Currently, the Company has entered into contracts for barley and wheat with three major suppliers. The contracts include crop year 2018 and 2019 and cover the Company’s barley, wheat, and malt requirements for 2019 and part of 2020. These purchase commitments outstanding at September 28, 2019 totaled $12.2 million.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros, New Zealand Dollars, and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at September 28, 2019 totaled $37.4 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.

1
5

Currently, the Company brews and packages more than 70% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged.
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

K.	Income Taxes

As of September 28, 2019 and December 29, 2018, the Company had approximately $0.8 million and $0.8 million, respectively, of unrecognized income tax benefits.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 28, 2019 and December 29, 2018, the Company had $0.2 million and $0.1 million, respectively, accrued for interest and penalties recorded in other liabilities.
The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of September 28, 2019. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
The following table provides a summary of the income tax provision for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018:

	Thirteen weeks ended
	September 28,	September 29,
	2019	2018
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$16,047	$13,671
Accounting Method Changes	—	(4,529)
Benefit of ASU 2016-09	(1,842)	(129)

Total income tax provision	$14,205	$9,013

	Thirty-nine weeks ended
	September 28,	September 29,
	2019	2018
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$34,455	$24,969
Accounting Method Changes	—	(4,529)
Benefit of ASU 2016-09	(3,870)	(3,980)

Total income tax provision	$30,585	$16,460

The Company’s effective tax rate for the thirteen weeks ended September 28, 2019, excluding the impact of ASU
2016-09,
increased to 27.2% from 19.4% for the thirteen weeks ended September 29, 2018, primarily due to the one-time
favorable impact of tax accounting method changes in 2018 and no similar one-time
favorable impacts in 2019. The Company’s effective tax rate for the thirty-nine weeks ended September 28, 2019, excluding the impact of ASU
2016-09,
increased to 27.2% from 23.4% for the thirty-nine weeks ended September 29, 2018, primarily due to the one-time
favorable impact of tax accounting method changes in 2018 and no similar one-time
favorable impacts in 2019.

L.	Revolving Line of Credit
In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. On May 6, 2019, the Company borrowed
$75.0 million of the available balance to fund the Dogfish Head
Transaction
. The interest rate for the borrowings
wa
s 2.95% (applicable LIBOR rate of 2.5% plus 0.45%). As of September 28, 2019, the

Company was not in violation of any of its financial covenants to the lender under the credit facility and had repaid the Transaction borrowing in full, so that there were no borrowings outstanding and the line of credit was fully available to the Company for borrowing.
M.	Fair Value Measures
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
At September 28, 2019 and December 29, 2018, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 28, 2019 and December 29, 2018, the Company’s cash and cash equivalents balance was $27.1 million and $108.4 million, respectively, including money market funds amounting to $21.4 million and $107.5 million, respectively
.
N.	Common Stock and Stock-Based Compensation
Option Activity
Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for
Non-Employee
Directors is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2018	366,829	$155.75
Granted	31,286	313.56
Forfeited	—	—
Expired	—	—
Exercised	(72,937)	104.47

Outstanding at September 28, 2019	325,178	$182.44	5.83	$55,196

Exercisable at September 28, 2019	102,613	$139.16	3.96	$21,859

Vested and expected to vest at September 28, 2019	300,886	$180.81	5.76	$51,563

Of the total options outstanding at September 28, 2019, 65,306 shares were performance-based options for which the performance criteria had yet to be achieved.

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
Non-Vested
Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 29, 2018	126,720	$192.74
Granted	30,410	$269.91
Vested	(33,201)	$188.63
Forfeited	(1,550)	$142.00

Non-vested at September 28, 2019	122,379	$213.67

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
On July 3, 2019, the Company granted four key employees 906 shares of restricted stock units with a weighted average fair value of $379.63 and service based vesting in one year
.
Stock-Based Compensation
Stock-based compensation expense related to share-based awards recognized in the thirteen and thirty-nine weeks ended September 28, 2019 was $3.2 million and $9.0 million, respectively, and was calculated based on awards expected to vest. Stock-based compensation expense related to share-based awards recognized in the thirteen weeks and thirty-nine weeks ended September 29, 2018 was $2.4 million and $7.0 million, respectively, and was calculated based on awards expected to vest.

O.	Employee Retirement Plans
The Company has one company-sponsored defined benefit pension plan that covers certain of its union employees. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union 1199”). As of December 29, 2018, the fair value of the plan assets w as
$3.3

million and the benefit obligation was $5.4 million. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third party annuities. In the fourth quarter of 2020 the Company expects to complete the termination of the plan and record an expense of approximately $1.7 million as a result of the termination.
P.	Related Party Transactions
In connection with the Dogfish Head Transaction, the Company has entered a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the 13-weeks ended September 28, 2019 was approximately $91,000.

Q.	Subsequent Events
The Company evaluated subsequent events occurring after the balance sheet date, September 28, 2019, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

1
9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week period ended September 28, 2019, as compared to the thirteen and thirty-nine week period ended September 29, 2018. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 29, 2018.
RESULTS OF OPERATIONS
Thirteen Weeks Ended September 28, 2019 compared to Thirteen Weeks Ended September 29, 2018

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 28, 2019			September 29, 2018			Amount change	% change	Per barrel change
Barrels sold		1,594			1,338		255	19.1%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$378,466	$237.46	100.0%	$306,870	$229.27	100.0%	$71,596	23.3%	$8.19
Cost of goods	190,631	119.61	50.4%	149,643	111.80	48.8%	40,988	27.4%	7.81

Gross profit	187,835	117.85	49.6%	157,227	117.47	51.2%	30,608	19.5%	0.38
Advertising, promotional and selling expenses	96,570	60.59	25.5%	87,765	65.57	28.6%	8,805	10.0%	(4.98)
General and administrative expenses	31,429	19.72	8.3%	22,734	16.99	7.4%	8,695	38.2%	2.73

Total operating expenses	127,999	80.31	33.8%	110,499	82.56	36.0%	17,500	15.8%	(2.25)
Operating income	59,836	37.54	15.8%	46,728	34.91	15.2%	13,108	28.1%	2.63
Other (expense) income	(902)	(0.57)	-0.2%	292	0.22	0.1%	(1,194)	-408.9%	(0.79)

Income before income tax expense	58,934	36.98	15.6%	47,020	35.13	15.3%	11,914	25.3%	1.85
Income tax expense	14,205	8.91	3.8%	9,013	6.73	2.9%	5,192	57.6%	2.18

Net income	$44,729	$28.06	11.8%	$38,007	$28.40	12.4%	$6,722	17.7%	$(0.34)

Net revenue.
Net revenue increased by $71.6 million, or 23.3%, to $378.5 million for the thirteen weeks ended September 28, 2019, as compared to $306.9 million for the thirteen weeks ended September 29, 2018, primarily as a result of an increase in shipments.
Volume.
Total shipment volume increased by 19.1% to 1,594,000 barrels for the thirteen weeks ended September 28, 2019, as compared to 1,338,000 barrels for the thirteen weeks ended September 29, 2018, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended September 28, 2019 increased by approximately 30% compared to the thirteen weeks ended September 29, 2018, primarily due to increase in depletions of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
The Company believes distributor inventory as of September 28, 2019 averaged approximately 3 weeks on hand and was at an appropriate level based on inventory requirements to support forecasted growth. The Company expects wholesaler inventory levels in terms of weeks on hand to remain between 2 and 4 weeks for the remainder of the year.
Net revenue per barrel.
Net revenue per barrel increased by 3.6% to $237.46 per barrel for the thirteen weeks ended September 28, 2019, as compared to $229.27 per barrel for the comparable period in 2018, primarily due to price increases and the impact of Dogfish Head brand higher revenue per barrel.
Cost of goods sold.
Cost of goods sold was $119.61 per barrel for the thirteen weeks ended September 28, 2019, as compared to $111.80 per barrel for the thirteen weeks ended September 29, 2018. The 2019 increase in cost of goods sold of $7.81 per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher temporary labor requirements at Company-owned breweries to support increased variety pack volumes, partially offset by cost saving initiatives at Company-owned breweries.

Gross profit.
Gross profit was $117.85 per barrel for the thirteen weeks ended September 28, 2019, as compared to $117.47 per barrel for the thirteen weeks ended September 29, 2018. The increase in gross profit per barrel of $0.38 was primarily the result of an increase in net revenue per barrel, partially offset by an increase in cost of goods sold per barrel. Gross margin was 49.6% for the thirteen weeks ended September 28, 2019, as compared to 51.2% for the thirteen weeks ended September 29, 2018. The decline in gross margin primarily resulted from higher processing costs due to increased production at third party breweries and higher temporary labor requirements at Company-owned breweries to support increased variety pack volumes, partially offset by price increases and cost saving initiatives at Company-owned breweries.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $8.8 million, or 10.0%, to $96.6 million for the thirteen weeks ended September 28, 2019, as compared to $87.8 million for the thirteen weeks ended September 29, 2018. The increase was primarily due to increased investments in local marketing, media and production and the addition of Dogfish Head brand related expenses beginning July 3, 2019.
Advertising, promotional and selling expenses were 25.5% of net revenue, or $60.59 per barrel, for the thirteen weeks ended September 28, 2019, as compared to 28.6% of net revenue, or $65.57 per barrel, for the thirteen weeks ended September 29, 2018. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
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
General and administrative.
General and administrative expenses increased by $8.7 million, or 38.2%, to $31.4 million for the thirteen weeks ended September 28, 2019, as compared to $22.7 million for the thirteen weeks ended September 29, 2018. The increase was primarily due to non-recurring
Dogfish Head Transaction-related fees of $3.6 million and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019.
Income tax expense.
During the thirteen weeks ended September 28, 2019, the Company recorded a net income tax expense of $14.2 million which consists of $16.0 million income tax expenses partially offset by a $1.8 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s effective tax rate for the thirteen weeks ended September 28, 2019, excluding the impact of ASU
2016-09,
increased to 27.2% from 19.4% for the thirteen weeks ended September 29, 2018, primarily due to the one-time
favorable impact of tax accounting method changes in 2018 and no similar one-time
favorable impacts in 2019.

Thirty-nine Weeks Ended September 28, 2019 compared to Thirty-nine Weeks Ended September 29, 2018

	Thirty-nine Weeks Ended (in thousands, except per barrel)						Amount change	% change	Per barrel change
	September 28, 2019			September 29, 2018
Barrels sold		4,045			3,328		717	21.5%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$948,524	$234.51	100.0%	$770,427	$231.51	100.0%	$178,097	23.1%	$3.00
Cost of goods	477,147	117.97	50.3%	375,133	112.73	48.7%	102,014	27.2%	5.24

Gross profit	471,377	116.54	49.7%	395,294	118.79	51.3%	76,083	19.2%	(2.25)
Advertising, promotional and selling expenses	262,372	64.87	27.7%	241,796	72.66	31.4%	20,576	8.5%	(7.79)
General and administrative expenses	81,552	20.16	8.6%	65,951	19.82	8.6%	15,601	23.7%	0.34
Impairment of assets	243	0.06	0.0%	517	0.16	0.1%	(274)	-53.0%	(0.10)

Total operating expenses	344,167	85.09	36.3%	308,264	92.63	40.0%	35,903	11.6%	(7.54)
Operating income	127,210	31.45	13.4%	87,030	26.15	11.3%	40,180	46.2%	5.30
Other (expense) income, net	(346)	(0.09)	0.0%	282	0.08	0.0%	(628)	-222.7%	(0.17)

Income before income tax expense	126,864	31.37	13.4%	87,312	26.24	11.3%	39,552	45.3%	5.13
Income tax expense	30,585	7.56	3.2%	16,460	4.95	2.1%	14,125	85.8%	2.61

Net income	$96,279	$23.80	10.2%	$70,852	$21.29	9.2%	$25,427	35.9%	$2.51

Net revenue.
Net revenue increased by $178.1 million, or 23.0%, to $948.5 million for the thirty-nine weeks ended September 28, 2019, as compared to $770.4 million for the thirty-nine weeks ended September 29, 2018, primarily as a result of an increase in shipments.
Volume.
Total shipment volume increased by 21.5% to 4,045,000 barrels for the thirty-nine weeks ended September 28, 2019, as compared to 3,328,000 barrels for the thirty-nine weeks ended September 29, 2018, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Depletions, or sales by distributors to retailers, of the Company’s products for the thirty-nine weeks ended September 28, 2019 increased by approximately 21% compared to the thirty-nine weeks ended September 29, 2018, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Net revenue per barrel.
Net revenue per barrel increased by 1.3% to $234.51 per barrel for the thirty-nine weeks ended September 28, 2019, as compared to $231.51 per barrel for the comparable period in 2018, primarily due to price increases.
Cost of goods sold.
Cost of goods sold was $117.97 per barrel for the thirty-nine weeks ended September 28, 2019, as compared to $112.73 per barrel for the thirty-nine weeks ended September 29, 2018. The 2019 increase in cost of goods sold of $5.24 per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher temporary labor requirements at Company-owned breweries to support increased variety pack volumes, partially offset by cost saving initiatives at Company-owned breweries.
Gross profit.
Gross profit was $116.54 per barrel for the thirty-nine weeks ended September 28, 2019, as compared to $118.79 per barrel for the thirty-nine weeks ended September 29, 2018. The decrease in gross profit per barrel of $2.25 was primarily the result of an increase in cost of goods sold per barrel partially offset by an increase in net revenue per barrel. Gross margin was 49.7% for the thirty-nine weeks ended September 28, 2019, as compared to 51.3% for the thirty-nine weeks ended September 29, 2018. The decline in gross margin primarily resulted from higher processing costs due to increased production at third party breweries and higher temporary labor requirements at Company-owned breweries to support increased variety pack volumes, partially offset by price increases and cost saving initiatives at Company-owned breweries.

Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $20.6 million, or 8.5%, to $262.4 million for the thirty-nine weeks ended September 28, 2019, as compared to $241.8 million for the thirty-nine weeks ended September 29, 2018. The increase was primarily due to increased investments in local marketing, media and production, higher salaries and benefits costs, increased freight to distributors due to higher volumes and the addition of Dogfish Head brand related expenses beginning July 3, 2019.
Advertising, promotional and selling expenses were 27.7% of net revenue, or $64.87 per barrel, for the thirty-nine weeks ended September 28, 2019, as compared to 31.4% of net revenue, or $72.66 per barrel, for the thirty-nine weeks ended September 29, 2018. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
General and administrative.
General and administrative expenses increased by $15.6 million, or 23.7%, to $81.6 million for the thirty-nine weeks ended September 28, 2019, as compared to $66.0 million for the thirty-nine weeks ended September 29, 2018. The increase was primarily due to non-recurring
Dogfish Head Transaction-related fees of $5.6 million, increases in salaries and benefits costs and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019.
Impairment of assets.
Impairment of assets decreased by $0.3 million for the thirty-nine weeks ended September 28, 2019, as compared to the thirty-nine weeks ended September 29, 2018. This decrease was primarily due to lower write-downs of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries in 2019.
Income tax expense.
During the thirty-nine weeks ended September 28, 2019, the Company recorded a net income tax expense of $30.6 million which consists of $34.5 million income tax expenses partially offset by a $3.9 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s effective tax rate for the thirty-nine weeks ended September 28, 2019, excluding the impact of ASU
2016-09,
increased to 27.2% from 23.4% for the thirty-nine weeks ended September 29, 2018, primarily due to the one-time
favorable impact of tax accounting method changes in 2018 and no similar one-time
favorable impacts in 2019.
LIQUIDITY AND CAPITAL RESOURCES
Cash decreased to $27.1 million as of September 28, 2019 from $108.4 million as of December 29, 2018, reflecting cash used for the Dogfish Head Brewery Transaction and purchases of property, plant and equipment, partially offset by cash provided by operating and financing activities.
Cash provided by operating activities consists of net income, adjusted for certain non-cash
items, such as depreciation and amortization, stock-based compensation expense, other non-cash
items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash provided by operating activities for the thirty-nine weeks ended September 28, 2019 was $142.7 million and primarily consisted of net income of $96.3 million and non-cash
items of $68.4 million, partially offset by a net increase in operating assets and liabilities of $22.0 million. Cash provided by operating activities for the thirty-nine weeks ended September 29, 2018 was $108.1 million and primarily consisted of net income of $70.9 million and non-cash
items of $59.3 million, partially offset by a net increase in operating assets and liabilities of $22.1 million.
The Company used $232.1 million in investing activities during the thirty-nine weeks ended September 28, 2019, as compared to $38.6 million during the thirty-nine weeks ended September 29, 2018. Investing activities primarily consisted of $165.5 million of investment in Dogfish Head, net of cash acquired, and capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, and support product innovation and future growth.
Cash provided by financing activities was $8.2 million during the thirty-nine weeks ended September 28, 2019, as compared to $66.2 million used by financing activities during the thirty-nine weeks ended September 29, 2018. The $74.4 million increase in cash provided by financing activities in 2019 from 2018 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase program, partially offset by a decrease in proceeds from the exercise of stock options.
During the thirty-nine weeks ended September 28, 2019 and the period from September 29, 2019 through October 20, 2019, the Company did not repurchase any shares of its Class A Common Stock. As of October 20, 2019, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 28, 2019 of $27.1 million, along with future operating cash flow and the Company’s line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company had no borrowings and was not in violation of any of its covenants to the lender under the credit facility.
2019 and 2020 Outlook
Year-to-date
depletions through the 42 weeks ended October 19, 2019 are estimated by the Company to have increased approximately 21% from the comparable period in 2018.
The Company is currently estimating 2019 depletions and shipments growth, including Dogfish Head beginning July 3, 2019, of between 19% and 22%, a narrowing up from the previously communicated estimate of between 17% and 22%. Excluding the Dogfish Head impact, full year 2019 shipments and depletions growth is now estimated to be between 15% and 18%, a narrowing up from the previously communicated estimate of between 13% and 18%. The Company is targeting national price increases of between 1% and 3%. Full-year 2019 gross margins are currently expected to be between 50% and 51%. The Company intends to increase advertising, promotional and selling expenses by between $40 million and $50 million, a change from the previously communicated estimate of between $35 million and $45 million primarily due to increased Truly brand investments. This does not include any changes in freight costs for the shipment of products to distributors. The Company intends to increase its investment in its brands in 2019, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.
The Company currently projects
Non-GAAP
earnings per diluted share, which excludes the impact of ASU
2016-09,
for 2019 of between $8.70 and $9.30, a narrowing up from the previously communicated estimate of $8.30 and $9.30, but actual results could vary significantly from this target. The Company estimates a full-year 2019
Non-GAAP
effective tax rate of approximately 27%, which excludes the impact of ASU
2016-09.
Non-GAAP
earnings per diluted share and
Non-GAAP
effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These
Non-GAAP
measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these
Non-GAAP
measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance.
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
Non-GAAP
measures on a forward-looking basis.
The Company is completing its 2020 planning process and will provide further detailed guidance when the Company presents its full-year 2019 results. The Company is currently using the following preliminary assumptions and targets for 2020. The Company is forecasting depletion and shipment percentage increase of high teens to low twenties. The Company is targeting national price increases of between 1% and 3%. Full-year 2020 gross margins are currently expected to be between 49% and 51%. The Company intends to increase advertising, promotional and selling expenses between $65 million and $75 million for the full year 2020, not including any changes in freight costs for the shipment of products to distributors. The Company intends to increase its investment in its brands in 2020 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2020
Non-GAAP
effective tax rate of approximately 27%, excluding the impact of ASU
2016-09.
The Company is continuing to evaluate 2019 capital expenditures. Its current estimates are between $100 million and $110 million, a decrease from the previously communicated estimate of $120 million to $140 million, consisting mostly of investments in the Company’s breweries and taprooms. The Company estimates full-year 2020 capital spending of between $95 million and $115 million. The actual total amount spent on 2019 and 2020 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2019 and 2020 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance
Sheet Arrangements
At September 28, 2019, the Company did not have
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended September 28, 2019.
Critical Accounting Policies
The Company’s critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Form
10-K
for the year ended December 29, 2018. The Company believes that the consistent application of these policies enables the Company to provide readers of the interim consolidated financial statements with useful and reliable information about the Company’s results of operations and financial condition. No material changes to the Company’s critical accounting policies, as previously disclosed, have occurred during the first nine months of 2019, except for the addition of the Company’s Business Combinations policy and the Company’s Valuation of Goodwill and Indefinite Lived Intangible Assets policy as discussed below and in Note B and Note C to the interim consolidated financial statements included in Item 1 of this Form
10-Q.
Business Combinations
On July 3, 2019, the Company completed its acquisition of Dogfish Head Brewery and various related operations (the “Transaction”), through the acquisition of all of the equity interests held by certain private entities in
Off-Centered
Way LLC, the parent holding company of the Dogfish Head Brewery operations. Dogfish Head results of operations have been included in the Company’s financial results beginning after the closing date of July 3, 2019. Under the acquisition method of accounting, the Company allocated the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess purchase consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, especially with respect to intangible assets. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate, the royalty rate, and the timing and amount of future expected cash flows. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Valuation of Goodwill and Indefinite Lived Intangible Assets
The Company has recorded intangible assets with indefinite lives and goodwill for which impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. The Company performs its annual impairment tests and re-evaluates
the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date in the third quarter of each fiscal year or when circumstances arise that indicate a possible impairment or change in useful life might exist.
The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test.

Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill.
In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.
The Company’s other intangible assets consist primarily of customer relationships and a trademark obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. The trademark which was determined to have an indefinite useful life is not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. The estimate of fair value is then compared to the carrying value the trademark. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value
In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.
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

As of September 28, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule
13a-15(e)
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
There was no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the thirteen weeks ended September 28, 2019, there were no material changes to the disclosure made in the Company’s Annual Report on Form
10-K
for the year ended December 29, 2018.
Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 29, 2018, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form
10-K
are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There has been no material change in the risk factors described in the Company’s Annual Report on Form
10-K
for the year ended December 29, 2018, with the exception of the addition of the following risk factor:
The Company’s recent acquisition of Dogfish Head involves a number of risks, the occurrence of which could adversely affect its business, financial condition, and operating results.
On July 3, 2019, the Company completed its acquisition of Dogfish Head Brewery and various related operations (the “Transaction”), through the acquisition of all of the equity interests held by certain private entities in
Off-Centered
Way LLC, the parent holding company of the Dogfish Head Brewery operations. The Transaction involves certain risks, the occurrence of which could materially and adversely affect the Company’s business, liquidity, financial condition, and operating results, including:
•	diversion of management’s attention to integrate Dogfish Head’s operations;

•	disruption to the Company’s existing operations and plans or inability to effectively manage its expanded operations;

•	failure, difficulties or delays in securing, integrating and assimilating information, financial systems, internal controls, operations, production processes and products, or the distribution channel for Dogfish Head’s businesses and product lines;

•	potential loss of key Dogfish Head founders and employees, suppliers, distributors and drinkers or other adverse effects on existing business relationships with suppliers, distributors and drinkers;

•	adverse impact on overall profitability if the Company’s expanded operations do not achieve the growth prospects, net revenues, earnings, cost or revenue synergies, or other financial results projected in the Company’s valuation models, or delays in the realization thereof;

•	reallocation of amounts of capital from the Company’s other strategic initiatives;

•	inaccurate assessment of undisclosed, contingent or other liabilities of the acquired operations, unanticipated costs associated with the Transaction, and an inability to recover or manage such liabilities and costs; and

•	impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for the Transaction or the potential future write-off
of significant amounts of goodwill, intangible assets and/or other tangible assets if the Dogfish Head business does not perform in the future as expected, or other potential financial accounting or reporting impacts

The Company cannot assure you that it will realize the expected benefits of the Transaction or that the acquired Dogfish Head operations will be profitable. The Company’s failure to adequately manage the risks associated with the Transaction could have a material adverse effect on its business, liquidity, financial condition or results of operations.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 19, 2019, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the thirty-nine weeks ended September 28, 2019, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.
During the thirty-nine weeks ended September 28, 2019, the Company repurchased 900 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2018 to February 2, 2019	116	$127.05	—	$90,335
February 3, 2019 to March 2, 2019	219	115.78	—	90,335
March 3, 2019 to March 30, 2019	13	187.54	—	90,335
March 31, 2019 to May 4, 2019	107	182.03	—	90,335
May 5, 2019 to June 1, 2019	79	175.67	—	90,335
June 2, 2019 to June 29, 2019	32	187.54	—	90,335
June 30, 2019 to August 3, 2019	73	114.14	—	90,335
August 4, 2019 to August 31, 2019	261	135.26	—	90,335
September 1, 2019 to September 28, 2019	—	—	—	90,335

Total	900	$139.47	—	90,335

In July 2019, in connection with the closing of the Transaction with Dogfish Head Brewery and related operations, the Company issued an aggregate of 429,291 shares of Class A Stock to certain former holders of equity interests in
Off-Centered
Way LLC, the parent holding company of the Dogfish Head Brewery operations. These shares have not been registered under the Securities Act of 1933 (the “Securities Act”), as amended, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and rules and regulations of the SEC promulgated thereunder.
As of October 25, 2019, the Company had 9.2 million shares of Class A Common Stock outstanding and 2.8 million shares of Class B Common Stock outstanding.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable
Item 4.	MINE SAFETY DISCLOSURES

Not Applicable
Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

**10.1
Registration Rights Agreement with the Stockholders named therein, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.2
Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.3
Employment Agreement with Sam A. Calagione III, Dogfish Head Brewer and Founder, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.4
Coworker Agreement with George Pastrana, President – Dogfish Head, dated July 3, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.5
Offer Letter to Lesya Lysyj, Chief Marketing Officer, dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this report

**	Designates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form
10-Q
to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: October 29, 2019	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: October 29, 2019	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)