Form 10-K
period 2019-12-28
BOSTON BEER CO INC
filed 2020-02-19
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 28, 2019
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
02210
(Zip Code)
(617)
368-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock. $0.01 par value	SAM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☒
    No
☐
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
of the Exchange Act).    Yes
☐
    No  ☒
The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates
of the registrant totaled $3,163.5 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 29, 2019). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.
As of February 14, 2020, there were 9,481,434
shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 2,672,983 shares outstanding of the Company’s Class B Common Stock ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting to be held on May 14, 2020 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
FORM
10-K
FOR THE PERIOD ENDED DECEMBER 28, 2019

PART I.
Item 1.	Business

General
The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is a
high-end
alcoholic beverage company and one of the largest craft brewers in the United States. In fiscal 2019, Boston Beer sold approximately 5.3 million barrels of its proprietary products
.
The Company’s brands include Samuel Adams
®
, Twisted Tea
®
, Truly Hard Seltzer
®
, Angry Orchard
®
Hard Cider, Dogfish Head
®
Craft Brewery, Wild Leaf
®
Hard Tea and Tura
®
Alcoholic Kombucha, as well as other local craft beer brands.
Boston Beer produces alcohol beverages including malt beverages (“beers”), hard seltzer and hard cider at Company-owned breweries and its cidery and under contract arrangements at other brewery locations. The four primary Company-owned breweries are focused on production and research and development and include breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Milton, Delaware (the “Milton Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). These breweries, with the exception of the Pennsylvania Brewery, have tap rooms for retail sales on site. The Company produces a small amount of distilled spirits at the Milton Brewery.
The Company also owns five smaller local breweries that are mainly focused on brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases, supporting draft and package accounts in the respective local market areas. These local breweries are located in Boston, Massachusetts (the “Samuel Adams Boston Downtown Tap Room”), Rehoboth, Delaware ( “Dogfish Head Brewing and Eats”), Los Angeles, California (the “Angel City Brewery”), Miami, Florida (the “Concrete Beach Brewery”) and Brooklyn, New York (the “Coney Island Brewery”).
In addition, the Company owns an apple orchard and cidery located in Walden, New York (the “Orchard” and “Cidery”), a restaurant in Rehoboth, Delaware (“Chesapeake & Maine”) and a boutique inn in Lewes, Delaware (the “Dogfish Inn”).
The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617)
368-5000.
Industry Background
Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry that by 2008 ultimately resulted in the two largest breweries, Anheuser-Busch InBev (“AB InBev”) and Molson Coors Beverage Company (“Molson Coors”), comprising over 90% of all United States domestic beer production, excluding imports. During the last twenty years the number of breweries in the United States has increased significantly from approximately 1,500 in 2009 to over 8,000 in 2019. Most of these new breweries are craft (small and independent) brewers. The rise of craft breweries along with the growth of imported beers has resulted in a significant decline in the volume of the two largest breweries who now comprise approximately 70% of all United States domestic beer production, excluding imports.
The Company’s beers, hard seltzers and hard ciders are primarily positioned in the market for High End beer occasions. The Company defines “High End” beers as including craft beers, domestic specialty beers, most imported beer, hard cider, flavored malt beverages and hard seltzer that are called for by a High End beer drinker occasion. High End beers and beer occasions (the “High End category”) are determined by higher price, quality, image and taste, as compared with regular domestic beers. This category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share, as drinkers continue to trade up in taste and quality. Boston Beer is one of the largest suppliers in the High End category in the United States. The Company estimates that in 2019 the High End category percentage volume growth was approximately 11%, with the craft beer category volume growth approximately 5%, and total beer category volume growth approximately 2%.
The Company believes that the High End category is now over 30% of the United States beer market and the Company has approximately an 8% market share of the High End category.
The domestic beer industry, excluding the High End category, has experienced a decline in shipment volume over the last twenty years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers, health and wellness trends and increased competition from wine and spirits companies.
The Company’s Twisted Tea products compete within the flavored malt beverage (“FMB”) category of the beer industry (and the Company’s Twisted Tea products are included in generic references to the Company’s “beers” in this report). The Company believes that the FMB category comprises approximately 4% of United States beer consumption and that the volume comprising the FMB category grew approximately 2% in 2019. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category and a fast pace of product innovation.
The Truly Hard Seltzer brand competes within the hard seltzer category that has similar characteristics to the beer industry for reporting and regulatory purposes. This category is growing rapidly in its early stages of development over the last 4 years and is highly competitive and includes large international and domestic competitors. The Company believes that the hard seltzer category comprises approximately 3% of United States beer consumption and estimates that category volume grew approximately 250% in 2019.
The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry. The Company believes that the hard cider category comprises less than 1% of United States beer consumption. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. The hard cider category experienced very fast growth until a slowing beginning in 2015, a return to growth in 2018 and a decline in 2019. The Company estimates the category volume declined approximately 5% in 2019.
Description of Business
The Company’s business goal is to become the leading supplier in the High End category by creating and offering high quality alcohol beverages. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering great beers, hard seltzers and hard ciders, and increasing brand availability and awareness through traditional media and digital advertising, point-of-sale,
promotional programs and drinker education.
The Company’s Dogfish Head Brewery Transaction
On May 8, 2019, the Company entered into definitive agreements to acquire Dogfish Head Brewery (“Dogfish Head”) and various related operations (the “Transaction”), through the acquisition of all of the equity interests held by certain private entities in
Off-Centered
Way LLC, the parent holding company of the Dogfish Head operations. In accordance with these agreements, the Company made a payment of $158.4 million, which was placed in escrow pending the satisfaction of certain closing conditions. The Transaction closed on July 3, 2019, for total consideration of $336.0 million consisting of $173.0 million in cash and 429,291 shares of restricted Class A Common Stock that had an aggregate market value as of July 3, 2019 of $163.0 million, after taking into account a post-closing cash related adjustment. As required under the definitive agreements, 127,146 of the 429,291 shares of restricted Class A Stock were placed in escrow and will be released no later than July 3, 2029.

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
The results of operations from Dogfish Head have been included in the Company’s consolidated statements of operations since the July 3, 2019 Transaction closing date. During the period from July 3, 2019 to December 28, 2019, Dogfish Head represented $48.5 million of the Company’s total revenue and $4.8 million of total net income. The Company estimates that transaction-related and other non-recurring
costs incurred and to be incurred as a result of the Transaction will total approximately $12.0 million. Of this total, $10.0 million had been expensed as of December 28, 2019 and consists of $3.3 million in transaction costs and $6.7 million in other non-recurring
costs. Of the $10.0 million costs incurred, $7.8 million were recorded in general and administrative expense and $2.2 million were recorded in cost of goods sold within in the accompanying statements of comprehensive income
Consistent with prior periods and considering post-merger reporting structures, the Company will continue to report as one operating segment. The combined Company’s brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and through the same channels of distribution.
The Company’s Beer, Hard Seltzer and Hard Cider Business
The Company’s beers, hard seltzers and hard cider are sold by the Company’s sales force to the same types of customers and drinkers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.
The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages. The Samuel Adams, Twisted Tea, Truly Hard Seltzer, Angry Orchard brands are all available nationally, while Dogfish Head is currently available in over 45 states and is expected to be available nationally during the first half of 2020. Local breweries brands focus on local and regional distribution and tap rooms. The Samuel Adams brand began in 1984 and the brand is recognized as one of the largest and most respected craft beer brands with a particular focus on lagers and seasonal beers. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2019. The Angry Orchard brand family was launched in the second half of 2011 in several markets and achieved national distribution in 2012. Since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Dogfish Head brand is recognized as one of the most innovative and respected craft beer brands with a particular focus on India Pale Ales (“IPAs”) and sour beers. A&S Brewing had three brands in 2019, Angel City
®
, Coney Island
®
and Concrete Beach
®
.
The Company sells its beverages in various packages. Kegs are sold primarily for on-premise
retailers, which include bars, restaurants, stadiums and other venues. Bottles, traditional cans and sleek cans are sold primarily for off-premise
retailers, which include grocery stores, club stores, convenience stores and liquor stores.
The Company offers over 20 styles of beer in the Samuel Adams brand family and the brand is recognized for helping launch the craft beer industry. Samuel Adams Boston Lager
®
is the Company’s flagship beer that was first introduced in 1984. The Samuel Adams Seasonal program of beers was originally introduced in the late 1980’s and early 1990’s. These beers are brewed specifically for limited periods of time and in 2019 included Samuel Adams Cold Snap
®
, Samuel Adams Summer Ale, Samuel Adams OctoberFest, and Samuel Adams

Winter Lager. The majority of the promotional and distribution efforts for the Samuel Adams brand family are focused on Samuel Adams Boston Lager and the Samuel Adams Seasonal program of beers in various bottle, can and keg packages. After some test launches in late 2017, the Company began the national launch in the first quarter of 2018 of Samuel Adams Sam ’76, a revolutionary beer that is a uniquely flavorful lager. Later in 2018 and on a more limited basis, the Company launched Samuel Adams New England IPA, a hazy unfiltered IPA with citrusy hop flavor. Sam ’76 and Samuel Adams New England IPA are viewed as important innovations and opportunities for sales volume growth within the Samuel Adams brand family.
Certain Samuel Adams beers may be produced only at select times during the year and solely for inclusion in the Company’s seasonal variety packs that are available nationally. Additionally, beginning in 2011 the Company began limited releases of certain seasonal beers. In 2019, these limited seasonal release beers included Samuel Adams Bavarian Lager, Samuel Adams Porch Rocker
®
, Samuel Adams Kosmic Sour and Samuel Adams White Christmas. The Samuel Adams Brewmaster’s Collection and Samuel Adams Rebel
®
IPA family include various styles of beer that are an important part of the Company’s portfolio and heritage, but currently receive limited promotional support and distribution. The Company also releases a variety of specialty package and draft beers brewed in limited quantities for festivals and Beer Week celebrations and at its Samuel Adams Downtown Boston Tap Room, Samuel Adams Boston Brewery Tap Room and Samuel Adams Cincinnati Brewery Tap Room.
The Company offers eleven styles of flavored malt beverages in the Twisted Tea brand family, most of which are available nationally in both the United States and Canada. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original and Twisted Tea Half and Half in various can packages.
The Company offers seventeen styles of hard seltzer in the Truly brand family most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Truly brand family are focused on sleek can variety packages which include Truly Berry Mix Pack, Truly Citrus Mix Pack, Truly Tropical Mix Pack and Truly Lemonade Seltzer Mix Pack.
The Company offers twenty-five styles of hard cider in the Angry Orchard brand family most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Angry Orchard brand family are focused on Angry Orchard Crisp Apple, Angry Orchard Rosé and Angry Orchard Crisp Unfiltered in various bottle, can and keg packages.
The Company offers over 25 styles of beer in the Dogfish Head brand family. The Company is in the process of increasing distribution from over 45 states to full national distribution in the United States. The Dogfish Head brand began in 1993 and it is recognized as an early leader in bringing culinary innovations to the U.S. craft beer market. The majority of the promotional and distribution efforts for the Dogfish Head brand family are focused on continually-hopped Dogfish Head 60 Minute and 90 Minute IPAs along with Dogfish Head SeaQuench, an innovative session sour, and Dogfish Head Slightly Mighty a low calorie IPA. These four styles are offered in various can, bottle and keg packages. The Company also offers over 15 styles of distilled spirits under the Dogfish Head brand in small quantities and to limited markets. The Company does not own the rights outside of the United States and Canada for the Dogfish Head beer and distilled spirits brands.
The Company continually evaluates the performance of its various beer, hard seltzer and hard cider products and the rationalization of its product line as a whole. Periodically, the Company discontinues certain styles and packages. Certain styles or brands put on hiatus or discontinued in previous years may be produced for the Company’s variety packs or reintroduced.
Product and Packaging Innovations
The Company has a proven track record of innovation and building new brands and is committed to maintaining its position as a leading innovator. To that end, the Company continually tests new beers, hard seltzers and hard ciders and other alcohol beverages and may sell them under various brand labels for evaluation of drinker interest. The Boston Brewery, the Milton Brewery and the Orchard, along with its other larger breweries and brewery tap rooms spend significant time ideating, testing and developing alcohol beverages for the Company’s potential future commercial development and evaluating ingredients and process improvements for existing beverages.
In the last two years, the Company introduced new styles, flavors and packages which include Angry Orchard Rosé, Truly Berry Variety Pack, Truly Tropical Variety Pack, Sam’76, Samuel Adams New England IPA, Angry Orchard Crisp Unfiltered and Dogfish Head Slightly Mighty, as well as new brands which include Wild Leaf Hard Tea, a craft hard tea, and Tura Alcoholic Kombucha, an alcoholic kombucha tea. Many of these new product innovations are within the top product introductions in their respective categories. The Company is currently in the early stages of the national launch of the Truly Lemonade Hard Seltzer Variety Pack, an innovative hard seltzer with a robust flavor, 100 calories and 1 gram of sugar.
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
Sales, Distribution and Marketing
As dictated by the legal and regulatory environment, most all of the Company’s sales are made to a network of over 400 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as grocery stores, club stores, convenience stores, liquor stores, bars, restaurants, stadiums and other retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors.
The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, Australia, New Zealand, the Caribbean, the Pacific Rim, Mexico, and Central and South America.
With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beers, hard seltzers and hard ciders for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts. During 2019, the Company’s largest Distributor accounted for approximately 2% of the Company’s gross sales. The top three Distributors collectively accounted for approximately 6% of the Company’s gross sales. In some states and countries, the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.
Most products are shipped within days of packaging, resulting in limited product order backlog. The Company has historically received most of its orders from domestic Distributors in the first week of a month for products to be shipped the following month and the Distributor would then carry three to five weeks of packaged inventory (usually at ambient temperatures) and three to four weeks of draft inventory.
In an effort to reduce both the time and temperature the Company’s beers experience at Distributor warehouses before reaching the retail market, the Company introduced its Freshest Beer Program with domestic Distributors in several markets. The goal of the Freshest Beer Program is to work in cooperation with the Distributors to provide better on-time
service, forecasting and production planning, substantially reducing Distributor inventory levels. At the close of its 2019 fiscal year, the Company had Distributors representing approximately 73% of the Company’s domestic volume participating in the Program. The Company has successfully reduced the inventories of participating Distributors in the aggregate by approximately two weeks, resulting in fresher beer being delivered to retail. The Freshest Beer Program has significantly changed the ordering process for participating Distributors and has resulted in a shorter period between order placement and shipment and a resulting reduction in open orders.
In 2018 and 2019, in response to anticipated supply chain constraints and demand forecasts driven by the Truly Hard Seltzer and Twisted Tea brands, the Company began working with certain Distributors on plans to increase Distributor inventories of these brands to ensure that drinker demand can be met during seasonal peaks during the summer months. The Company believes distributor inventory as of December 28, 2019 averaged approximately 4 weeks on hand and was at an appropriate level, based on supply chain capacity constraints and inventory requirements to support the forecasted growth. The Company expects wholesaler inventory levels in terms of weeks on hand to remain between 3 and 5 weeks for most of 2020.
Boston Beer has a sales force of approximately 430 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beers, hard seltzers and hard ciders, certain ingredients, such as hops and barley, and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.
The Company also engages in media campaigns — including television, radio, digital and social media, billboards and print. These media efforts are complemented by participation in sponsorships, which currently include the National Hockey League, the Boston Red Sox, the Kentucky Derby, the Boston Marathon, local beer festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale
items (banners, neon signs, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.
Corporate Social Responsibility
The Company’s core philanthropic initiative is Samuel Adams Brewing the American Dream
®
. In partnership with ACCION, one of the nation’s largest
non-profit
micro-lenders, the program supports small business owners in the food, beverage, and brewing industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program in 2008, the Company and ACCION have worked together to loan more than $36 million to more than 2,300 small business owners who have subsequently repaid these loans at a rate of more than 96%. The loan repayments received are reinvested into the program. Boston Beer employees, together with local business partners and community organizations, have provided coaching and mentoring to more than 11,000 business owners across the country. These efforts have helped to create or maintain more than 8,750 local jobs.
Ingredients and Packaging
The Company has been successful to date in obtaining sufficient quantities of the ingredients used in the production of its beverages. These ingredients include:
Malt
.
The
two-row
varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2019 North American barley crop, which will support 2020 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity, though quality from key areas in Canada was again highly variable and in some cases below long term averages. The average booked 2019 barley crop prices were comparable to historical long-term averages. There has been a long-term trend of declining acres and production in North America against relatively stable malt demand. The Company purchased most of the malt used in the production of its beers from two suppliers during 2019. The Company currently has a multi-year contract with one of its suppliers and a one-year
agreement with the other supplier. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.
Hops
. The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in the other areas of Europe, and in the United States, England and New Zealand. Noble hops are grown in several specific areas recognized for growing hops with superior taste and aroma properties. These noble hops include Hallertau-Hallertauer, Tettnang-Tettnanger and Spalt-Spalter from Germany and Saaz from the Czech Republic. The United States hops, grown primarily in the Pacific Northwest, namely Cascade, Palisade
®
, Simcoe
®
, Centennial, Chinook, Citra
®
, Amarillo
®
, Warrior and Mosaic
®
are used in certain Company ales and lagers, as are the Southern Hemisphere hop varieties, Galaxy and Nelson Sauvin. Traditional English hops, namely, East Kent Goldings and Fuggles, are also used in certain Company ales. Other hop sources and varieties including new experimental varieties, such as Lotus
™
and Bru1
™
, are also tested from time to time and used in certain beers. The Company uses hops in various formats including
T-90
hop pellets,
T-45
hop pellets and CO2 Extract.
The European hop crop harvested in 2019 was consistent with historical long term averages in both quality and quantity. The United States hop crop harvested in 2019 was consistent with historical long term averages in quality, with an increase in overall quantity driven by expansion of planted acres in recent years. However, the demand for certain hops grown in the United States has risen dramatically due to the success and proliferation of craft brewers and the popularity of beer styles that include hop varieties grown in the United States, with the result that prices continue to rise for both spot purchases and forward contract pricing and occasionally certain United States hops are in tight supply until the next crop or beyond.
The Company enters into purchase commitments with nine primary hop dealers, based on the Company’s projected future volumes and brewing needs. The dealers either have the hops that are committed or will contract with farmers to meet the Company’s needs. The contracts with the hop dealers are denominated in Euros for the German and Czech Republic hops, in Pounds Sterling for some English hops, US Dollars for United States hops and New Zealand Dollars for the New Zealand hops. The Company does not currently hedge its forward currency commitments.
For the hop crop harvested in 2019, the Company expects to realize full delivery on European, United States and New Zealand hop contracts. The Company attempts to maintain a one to two-year
supply of essential hop varieties
on-hand
in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers, based on its best estimate of likely short-term demand. The Company classifies hops inventory in excess of two years of forecasted usage in other long term assets.
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
Yeast
.
The Company uses multiple yeast strains for production of its beers, hard seltzers and hard ciders. While some strains are commercially available, other strains are proprietary. Since the proprietary strains cannot be replaced if destroyed, the Company protects these strains by storing multiple cultures of the same strain at different production locations and in several independent laboratories.

Apples.
The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2019, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for United States apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture, could affect both price and supply. The 2019 apple crop in Europe for certain regions was lower than historical long-term averages, due to climate conditions. The 2019 apple crop in the United States was consistent with historical long-term averages. The Company has entered into contracts to cover its expected needs for 2020 and expects to realize full delivery against these contracts.
The Company uses the apple varieties harvested at the Company-owned Orchard in Walden, NY to experiment and develop new hard ciders for retail sales on site.
Other Ingredients
. The Company maintains competitive sources for most of the other ingredients used in the production of its beverages.
Packaging Materials
. The Company maintains competitive sources for the supply of certain packaging materials, such as cans, glass and shipping cases. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2019, crowns and labels were each supplied by a single source; however, the Company believes that alternative suppliers are available.
Truly Hard Seltzer beverages are primarily packaged in sleek cans. During 2018 and 2019, as the Truly brand family grew significantly and the Company experienced supply pressures on sleek cans. The demand for sleek cans in the beverage industry has significantly increased and there has been a shortage of capacity, as sleek can manufacturers attempt to adjust their supply chains to keep up with the increased demand.
The Company initiates bottle deposits in some states and reuses glass bottles that are returned pursuant to certain state bottle recycling laws. The Company derives some economic benefit from its reuse of returned glass bottles. The financial impact of reusing glass varies based on the costs of collection, sorting and handling, and arrangements with retailers, Distributors and dealers in recycled products. There is no guarantee that the current economics relating to the use of returned glass will continue or that the Company will continue to reuse returnable bottles.
Quality Assurance
As of December 28, 2019, the Company employed over sixteen brewmasters to monitor the Company’s brewing operations and control the production of its beers, hard seltzers and hard ciders both at Company-owned breweries and at the third-party breweries at which the Company’s products are brewed. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s beers, hard ciders and hard seltzers conforms to the Company’s standards. The Company has on-site
quality control labs at each of the Company-owned breweries and supports the smaller tap rooms and local breweries with additional centralized lab services.
With the exception of the Dogfish Head brand and certain specialty products, the Company includes a clearly legible “freshness” code on every bottle, can and keg of its beers, hard seltzer and hard ciders, in order to ensure that its drinkers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice. The Dogfish Head brand will adopt this practice for most of its beers during 2020.
Production Strategy
During 2019, the Company brewed, fermented and packaged approximately 74% of its volume at breweries owned by the Company. The Company made capital investments in 2019 of approximately $94 million, most of which represented investments in the Company’s breweries. These investments were made to drive efficiencies and cost reductions and support product innovation and future growth. Based on its current estimates of future volumes and mix, the Company expects to invest between $135 million and $155 million in 2020 to meet those estimates. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.
The Pennsylvania Brewery, the Cincinnati Brewery and the Milton Brewery produce most of the Company’s shipment volume. The Pennsylvania Brewery is the Company’s largest brewery and the Cincinnati Brewery is the primary brewery for the production of most of the Company’s specialty, lower volume packaged bottle products. The Milton Brewery currently produces only Dogfish Head brand beers and distilled spirits.
Production and retail activities at the eight local breweries and tap rooms, which include the Samuel Adams Downtown Boston Tap Room, Samuel Adams Boston Brewery Tap Room, Samuel Adams Cincinnati Brewery Tap Room, Dogfish Head Brewing and Eats, Dogfish Head Milton Brewery Tasting Room and the three A&S Brewing breweries is mainly for brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases supporting draft and package accounts in the respective local market areas.
The Cidery’s production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site at the cidery and gift shop and supporting draft and package accounts in the local market area.
The Company carefully selects breweries and packaging facilities owned by others with: (i) the capability of utilizing traditional brewing, fermenting and finishing methods; (ii) first-rate quality control capabilities throughout the process: and (iii) sleek can packaging and automated variety packaging capability and capacity. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to produce and package the Company’s beverages. The Company currently has a brewing services agreement with subsidiaries of City Brewing Company, LLC (“City Brewing”). During 2018 and 2019, the Company amended the brewing services agreement to include a minimum capacity availability commitment by City Brewing. The amendment grants the Company the right to extend the agreement beyond the December 31, 2021 termination date on an annual basis through December 31, 2029. The amendments require the Company to pay up to $26.5 million dollars for capital improvements at City Brewing facilities of which $20.5 million has been paid as of December 28, 2019 and the remaining amount of $6.0 million is expected to be paid in May 2020. During 2019, City Brewing supplied approximately 23% of the Company’s annual shipment volume.
The Company’s International business is supplied by breweries owned by the Company, under brewing and packaging agreements that may include packaging bulk shipments of beer and hard cider, and production under license at international locations.
While the Company believes that it has alternatives available to it, in the event that production at any of its locations is interrupted, severe interruptions at the Pennsylvania Brewery or City Brewing would be problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics, if interruptions were to occur, and could face significant delays in starting up replacement production locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shutdowns, or natural or other unavoidable catastrophes. Also, as the brewing industry has consolidated and the Company has grown, the capacity and willingness of breweries owned by others where the Company could produce some of its beers, hard seltzers and hard ciders, if necessary, has become a more significant concern. The Company would work with available contract brewers to attempt to minimize any potential disruptions.

Competition
The High End category within the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company expects competition and innovation among domestic craft brewers to remain strong, as the number of craft brewers continues to grow. The Company estimates there are over 8,000 breweries in operation, up from approximately 1,500 operating breweries in 2009. Most of these new breweries are craft (small and independent) brewers. Also, existing craft breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles.
Imported beers, such as Corona
®
, Heineken
®
, Modelo Especial
®
and Stella Artois
®
, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company. The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End category, both through importing and distributing foreign brands that compete in the High End category and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing craft breweries. In addition, AB InBev’s High End Division and Molson Coors’ Tenth and Blake were formed as business units headquartered in the United States that are focused exclusively on competing in the High End category.
There have been numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. Most recently a unit of global brewer Kirin Holdings Co. announced the acquisition of New Belgium Brewing, the fourth largest craft brewer, for a reported amount of $350 to $400 million. Earlier in 2019, global brewer Mahou San Miguel increased its ownership of Founders Brewing Co. from 30% to 90% for a reported valuation of approximately $300 million. The most significant acquisitions in the last few years include Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion, Constellation Brands’ acquisition of Ballast Point Brewing & Spirits for approximately $1 billion, AB InBev’s purchase of multiple craft breweries, including Elysian Brewing Company, Golden Road Brewing, Four Peaks Brewing Company, Breckenridge Brewing, Devils Backbone, Karbach, Wicked Weed, Platform Beer and Craft Brew Alliance, and Molson Coors’ purchase of multiple craft breweries, including Hop Valley Brewing, Saint Archer Brewery and Revolver Brewing. AB InBev also acquired Spiked Seltzer, a previously independent hard seltzer company.
The Company’s products also compete with other alcoholic beverages for drinker attention and consumption and the pace of innovation in the categories in which the Company competes is increasing. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up, in order to position its beers, hard seltzers and hard ciders competitively with wine and spirits.
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
The Company’s Twisted Tea product line competes primarily within the FMB category of the beer industry. FMBs, such as Twisted Tea, Mike’s Hard Lemonade
®
, Smirnoff Ice
®
, Bud Light Lime
®
Ritas, Redd’s
®
Apple Ale, Seagrams Escapes
®
, Arnold Palmer Spiked are flavored malt beverages that are typically priced competitively with High End beers. As noted earlier, this category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.
The Company’s Truly Hard Seltzer beverages compete within the hard seltzer category. This category has been growing quickly since 2016, is highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with High End beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mark Anthony Brands under the brand name “White Claw”; ABInBev under “Bon & Viv’s” and “Natural Light Seltzer”; Diageo under “Smirnoff Spiked Sparkling Seltzer”; and MolsonCoors under “Henry’s Hard Sparkling Water”. The Company expects numerous additional entrants in the hard seltzer category during 2020, as the category continues to develop distribution and drinker awareness. Most significantly, ABInbev introduced and launched nationally “Bud Light Hard Seltzer” in January 2020 and Constellation has announced that “Corona Hard Seltzer” will be introduced and launched nationally in Spring 2020. In addition, Molson Coors has announced that it will introduce “Vizzy Hard Seltzer” in March 2020.
The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with High End Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand names ‘Strongbow’; AB InBev under ‘Stella Cidre’ and ‘Virtue Cider’ and MillerCoors under the brand names ‘Smith & Forge Hard Cider’ and ‘Crispin Cider’. In recent years, regional and local cideries, including ‘Bold Rock’ and ‘Austin East Ciders’, have built businesses that have gained share locally at the expense of the national brands.
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
Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Beginning in 2018, as a result of the “Tax Cuts and Jobs Act”, the Company’s federal excise tax rate on beer and hard seltzer is $16 per barrel on all barrels below 6 million barrels produced annually. The top tier rate on hard cider (with alcohol by volume of 8.5% or less) is $0.226 per gallon, on hard cider (with non-qualifying
fermentable fruits) is $1.07 per gallon, and on artificially carbonated wine (hard cider with high CO2 levels) is $3.30 per gallon. Prior to 2018, the federal excise tax on beer and hard seltzer was $18 per barrel, on hard cider (with alcohol by volume of 8.5% or less) was $0.226 per gallon, on hard cider (with non-qualifying
fermentable fruits) was $1.07 per gallon, and on artificially carbonated wine (hard cider with high CO2 levels) was $3.30 per gallon. These lower rates for beer, hard seltzer and hard cider were extended in December 2019 and currently expire at the end of 2020. States levy excise taxes at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.
Trademarks
The Company has obtained trademark registrations with the United States Patent and Trademark Office for over 450 trademarks, including Samuel Adams
®
, Sam Adams
®
, Samuel Adams Boston Lager
®
, Samuel Adams Brewing the American Dream
®
, Twisted Tea
®
, Truly Hard Seltzer
®
, Angry Orchard
®
, Dogfish Head
®
, Coney Island
®
, Angel City Brewery
®
, Concrete Beach
®
, Wild Leaf
®
, and Tura
®
.. It also has a number of common law trademarks. Several Company trademarks are also registered or have registrations pending in various foreign countries. The Company regards its trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to oppose infringements of its marks through available enforcement options.
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
As part of its efforts to be environmentally friendly, the Company has adopted a number of practices designed to improve recycling and reduce waste, and utilities consumption at its breweries. The Company also continues to reuse its glass bottles returned from certain states that have bottle deposit bills. The Company believes that it benefits economically from washing and reusing these bottles, which result in a lower cost than purchasing new glass, and that it benefits the environment by the reduction in landfill usage, the reduction of usage of raw materials and the lower utility costs for reusing bottles versus producing new bottles. The economics of using recycled glass varies based on the cost of collection, sorting and handling, and may be affected by local regulation, retailer, Distributor, and glass dealer behavior. There is no guarantee that the current economics of using returned glass will continue, or that the Company will continue its current used glass practices.
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
Employees
As of December 28, 2019, the Company employed 2,128 people, of which 81 were covered by collective bargaining agreements at the Cincinnati Brewery. The collective bargaining agreements involve three labor unions, with one contract that covers 66 employees expiring in 2025, one contract expiring in 2020, and one contract expiring in 2022. The Company believes it maintains a good working relationship with all three labor unions and has no reason to believe that the good working relationship will not continue. The Company has experienced no work stoppages and believes that its employee relations are good.
Other
The Company submitted the Section 12(a) CEO Certification to the New York Stock Exchange in accordance with the requirements of Section 303A of the NYSE Listed Company Manual. This Annual Report on Form
10-K
contains at Exhibits 31.1 and 31.2 the certifications of the Chief Executive Officer and Chief Financial Officer, respectively, in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002. The Company makes available free of charge copies of its Annual Report on Form
10-K,
as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, on the Company’s investor relations website at
www.bostonbeer.com
, or upon written request to Investor Relations, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, Massachusetts 02210.
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
The Company Faces Substantial Competition.
The market for High End beer occasions within the United States is highly competitive, due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, gains in market share achieved by domestic specialty beers and imported beers, the acquisition of craft brewers by larger brewers and the introduction and expansion of hard seltzers. Some of the largest of these competitors include AB InBev, Molson Coors, Constellation, Heineken and Mark Anthony Brands as they acquire craft brewers or introduce new domestic specialty brands and hard seltzers to many markets and expand their efforts behind existing brands. Imported beers, such as Corona
®
, Heineken
®
, Modelo Especial
®
and Stella Artois
®
, also continue to compete aggressively in the United States beer market. The Company anticipates competition among domestic craft brewers will remain strong, as many local craft brewers continue to experience growth and there were many new startups in 2019. The Company estimates there are now over 8,000 breweries in operation up from approximately 1,500 breweries in 2009. Also, existing breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles. The continued growth in the sales of craft-brewed domestic beers, imported beers and hard seltzers is expected to increase the competition in the market for High End beer occasions within the United States and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline.
The Company’s products compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s Distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Many of the Company’s competitors, including AB InBev, Molson Coors, Heineken and Constellation Brands, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or Distributors may have a material adverse effect on the Company’s business and financial results.
Further, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation is AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to Molson Coors of its 58% share of the MillerCoors joint venture with Molson Coors, as well as Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion. Also, in the last few years, both AB InBev and Molson Coors have purchased multiple regional craft breweries with the intention to expand the capacity and distribution of these breweries. Due to the increased leverage that these combined operations will have in distribution and sales and marketing expenses, the costs to the Company of competing could increase. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. The continuing consolidation could also reduce the contract brewing capacity that is available to the Company. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.
There Is No Assurance of Continued Growth and that the Company Can Adapt to the Challenges of the Changing Competitive Environment.
From 2015 to 2017, the Company experienced a decline in the demand for its products, as craft beer growth rates slowed and the hard cider category declined. In 2018 and 2019, the Company experienced increases in demand for its products, driven by growth in its Truly and Twisted Tea brands, and grew 13% and 22% respectively in depletion volume compared to prior years. The Company is targeting shipment and depletion volume growth of between 15% and 25% in 2020. The Company’s ability to sustain double digit growth trends may be affected by an increasing number of competitors and markets where drinker interest is primarily in new or local products, rather than national brands. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. Additionally, changes in the use of media and technology are changing the economics of how to market brands to drinkers and may be diminishing the traditional competitive advantage the Company may have had in buying national media relative to smaller brands. While the Company believes that a combination of innovation, new brand messaging and exploration of new media, and increased investment and sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, and to maintain the current levels of distributor and retailer support of its brands, it’s current brand investment levels, and current returns to shareholders, and could potentially require a review of long term organization and brewery needs. Currently, the Company believes it can continue to grow in 2020 and in future years but there is no guarantee it will be successful.
The Company’s Advertising and Promotional Investments May Affect the Company’s Financial Results but Not be Effective.
The Company has incurred, and expects to continue to incur, significant advertising and promotional expenditures to enhance its brands. These expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. While the Company attempts to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales.

Changes in Public Attitudes and Drinker Tastes Could Harm the Company’s Business. Regulatory Changes in Response to Public Attitudes Could Adversely Affect the Company’s Business.
The alcoholic beverage industry has been the subject of considerable societal and political attention for several years, due to public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States.
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
The Company Is Dependent on Its Distributors.
In the United States, where approximately 96% of its beer is sold, the Company sells most of its alcohol beverages to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with over 400 Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership within the current distribution network could lead to less support of the Company’s products.
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
On July 3, 2019, the Company completed its acquisition of Dogfish Head Brewery and various related operations, through the acquisition of all of the equity interests held by certain private entities in
Off-Centered
Way LLC, the parent holding company of the Dogfish Head Brewery operations. The Transaction involves certain risks, the occurrence of which could materially and adversely affect the Company’s business, liquidity, financial condition, and operating results, including:
•	diversion of management’s attention to integrate Dogfish Head’s operations;

•	disruption to the Company’s existing operations and plans or inability to effectively manage its expanded operations;

•	failure, difficulties or delays in securing, integrating and assimilating information, financial systems, internal controls, operations, production processes and products, or the distribution channel for Dogfish Head’s businesses and product lines;

•	potential loss of key Dogfish Head employees, suppliers, distributors and drinkers or other adverse effects on existing business relationships with suppliers, distributors and drinkers;

•	potential inability to fully integrate Dogfish Head’s distributor into the Company’s existing wholesaler network

•	adverse impact on overall profitability, if the Company’s expanded operations do not achieve the growth prospects, net revenues, earnings, cost or revenue synergies, or other financial results projected in the Company’s valuation models, or delays in the realization thereof;

•	reallocation of amounts of capital from the Company’s other strategic initiatives;

•	inaccurate assessment of undisclosed, contingent or other liabilities of the acquired operations, unanticipated costs associated with the Transaction, and an inability to recover or manage such liabilities and costs; and

•	impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for the Transaction or the potential future write-off
of significant amounts of goodwill, intangible assets and/or other tangible assets if the Dogfish Head business does not perform in the future as expected, or other potential financial accounting or reporting impacts

The Company cannot assure that it will realize the expected benefits of the Transaction or that the acquired Dogfish Head operations will be profitable. The Company’s failure to adequately manage the risks associated with the Transaction could have a material adverse effect on its business, liquidity, financial condition or results of operations.
Impact of Changes in Drinker Attitudes on Brand Equity and Inherent Risk of Reliance on the Company’s Founders in the Samuel Adams and Dogfish Head Brand Communications.
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
In addition to these inherent brand risks, C. James Koch, the founder and Chairman of the Company, as well as the founders of Dogfish Head brand, Samuel Calagione, Founder and Brewer, Dogfish Head Brewery and Mariah Calagione, Founder and Communitarian, Dogfish Head Brewery are an integral part of the Samuel Adams and Dogfish Head brand histories, equity and current and potential future brand messaging and the Company relies on the positive public perception of these founders. The role of these founders as founders, brewers and leaders of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If these founders were not available to the Company to continue their active roles, their absence could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if drinkers’ views of these founders were to change negatively. If either of these were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its traditional brewing processes, brewing heritage and quality. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.
Turnover in Company Leadership or Other Key Positions May Lead to Loss of Key Knowledge or Capability and Adversely Impact Company Performance.
In early 2017, the Company’s then President and Chief Executive Officer, Martin Roper, announced his plans to retire in 2018 after leading the Company for more than 17 years. In the second quarter of 2018, Dave Burwick joined as President and Chief Executive Officer. Prior to commencing that role, Mr. Burwick had an established track record of innovation and business success in the beverage and consumer goods industries and had served on Boston Beer’s Board of Directors since 2005. His most recent role was Chief Executive Officer of Peet’s Coffee and prior to joining Peet’s, Mr. Burwick served as President of North America for Weight Watchers and in numerous leadership roles over 20 years at PepsiCo, including Chief Marketing Officer of Pepsi-Cola North America. The Company may well experience further changes in key leadership or key positions in the future. The departure of key leadership personnel, especially a Chief Executive Officer, can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the declining growth environment that faced the Company in prior years. Failure to attract and retain the right talent, or to manage the transition of responsibilities resulting from such turnover smoothly, would affect the Company’s ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.
The Company has Significantly Increased its Product Offerings and Distribution Footprint, which Increases Complexity and Could Adversely Affect the Company’s Results.
The Company has significantly increased the number of commercially available beers, hard seltzers and hard ciders that it produces. In the last five years, the Company has introduced many new beers, hard seltzers and hard ciders under the Samuel Adams, Twisted Tea, Truly Hard Seltzer, Angry Orchard and three A&S Brewing brands. In early 2019, the Company introduced new brands including Wild Leaf Hard Tea, a craft hard tea, and Tura Alcoholic Kombucha, an alcoholic kombucha tea. In July 2019, the addition of the Dogfish Head brand added over 25 styles of beer, 15 styles of distilled spirits, two brewery tap rooms, a restaurant and a boutique Inn. In January 2020, the Company opened the Samuel Adams Tap Room and small brewery in downtown Boston. The Company currently operates 10 retail locations, including eight brewery tap rooms, a cidery tasting room and a restaurant, where its beers, hard seltzers, hard ciders and distilled spirits are sold and consumed on-premise.
These additional brands and locations, along with the increases in demand for certain existing brands, have added to the complexity of the Company’s product development process, as well as its brewing, fermenting, packaging, marketing and selling processes and retail operations. There can be no assurance that the Company will effectively manage such increased complexity, without experiencing coordination issues, and operating inefficiencies, supply shortages or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business and financial results.
Impact of Reliance on Company-Owned Production Facilities, Reduced Availability of Breweries Owned by Others, and Inability to Leverage Investment in the Company-Owned Breweries Could Have A Material Adverse Effect on the Company’s Operations or Financial Results.
During 2019, the Company brewed, fermented and packaged approximately 74% of its volume at breweries owned by the Company. The Company expects to continue to produce the majority of its domestic volume in 2020 at its Company-owned breweries. This reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak seasons. In addition, if interruptions were to occur, the Company might not be able to maintain its current economics and could face significant delays in starting replacement brewing locations. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shut downs or natural or unavoidable catastrophes.
The growth in the Company’s business and product complexity and the Company’s reliance on its owned breweries heighten the management challenges that the Company faces. In recent years, the Company has had product shortages and service issues. The Company’s supply chain struggled under the increased volume and experienced increased operational and freight costs as it reacted. In response to these issues, the Company has significantly increased its packaging capabilities and tank capacity and added personnel to address these challenges. There can be no assurance that the Company will effectively manage such increasing complexity without experiencing future planning failures, operating inefficiencies, insufficient employee training, control deficiencies or other issues that could have a material adverse effect on the Company’s business and financial results. The prior growth of the Company, changes in operating procedures and increased complexity have required significant capital investment. To date, the Company on an overall basis has not seen operating cost leverage from these investments and there is no guarantee that it will.
The Company continues to avail itself of capacity at third-party breweries. During 2019, approximately 23% of the Company’s annual shipment volume was brewed and/or packaged under service agreements with City Brewing Company, LLC. In selecting third party breweries for brewing services arrangements, the Company carefully weighs a brewery’s capability of utilizing traditional brewing, fermenting and finishing methods, its quality control capabilities throughout the production process and sleek can packaging and automated variety packaging capability and capacity. To the extent that the Company needs to avail itself of a third-party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the brewing capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.
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

The Company attempts to mitigate production and distribution risks through a combination of owned breweries and access to contract facilities, but there is no guarantee that this strategy is optimal, and it might result in short term costs and inefficiencies.
The Company is Dependent on Key Ingredient Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess/Shortage Inventory Exposure for the Company.
The Company purchases a substantial portion of the raw materials used in the brewing of its products, including its malt, hops and other ingredients, from a limited number of foreign and domestic suppliers. The Company purchased most of the malt used in the production of its beer from two suppliers during 2019. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.
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
The Company uses special varieties of apples in its ciders that it believes are important for the ciders’ flavor profile. These apples are sourced primarily from European and United States suppliers and include bittersweet apples from France and culinary apples from Italy and Washington state. There is limited availability of these apples and many outside factors, including weather conditions, farmers rotating from apples to other crops, government regulations and legislation affecting agriculture, could affect both price and supply. The Company has entered into contracts to cover its expected needs for 2020 and expects to realize full delivery against these contracts.
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
The Company is Dependent on Key Packaging Suppliers, an Increase in Packaging Costs Could Harm the Company’s Financial Results.
During 2018 and 2019, as the Truly brand family grew significantly and the Company experienced supply pressures on sleek cans. The demand for sleek cans in the beverage industry has significantly increased and there has been a shortage of capacity as sleek can manufacturers and sleek can contract manufacturers adjust their supply chains to accommodate this increased demand. The Company is working to increase packaging capacity to accommodate its expected needs for 2020 and currently expects to have sufficient supply and capacity to meet those needs.
The Company maintains competitive sources for the supply of packaging materials, such as sleek cans, non-sleek
cans, glass and shipping cases. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2019, crowns and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition and consolidation activity in several of the packaging supplier networks which could potentially lead to disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts. If the Company’s needs differ significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant to Company financial results.
The Company’s Operations are Subject to Certain Operating Hazards Which Could Result in Unexpected Costs or Product Recalls That Could Harm the Company’s Business.
The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging, or defective packaging and handling. Such occurrences may create bad tasting beer, hard seltzer or hard ciders, or pose health risk to the consumer or risk to the integrity and safety of the packaging. These could result in unexpected costs to the Company and, in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as product liability claims.
The Company Relies Upon Complex Information Systems
The Company depends on information technology to be able to operate efficiently and interface with customers and suppliers, as well as maintain financial and accounting reporting accuracy to ensure compliance with all applicable laws. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. The Company recognizes that many groups on a world-wide basis have experienced increases in cyber-attacks and other hacking activity. The Company has dedicated internal and external resources to review and address such threats. However, as with all large information technology systems, the Company’s systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting information, disrupting business processes, or engaging in the unauthorized use of strategic information. Such unauthorized access could disrupt business operations and could result in the loss of assets or revenues, remediation costs or damage to the Company’s reputation, as well as litigation against the Company by third parties adversely affected by the unauthorized access. Such events could have a material adverse effect on the Company’s business and financial results. The Company also relies on third parties for supply of software, software and data hosting and telecommunications and networking, and is reliant on those third parties for the quality and integrity of these complex services. Failure by a third party supplier could have material adverse effects on the Company’s ability to operate.
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
The Company’s business is highly regulated by federal, state and local laws and regulations regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with Distributors, environmental impact of operations and other matters. These laws and regulations are subject to frequent reevaluation, varying interpretations and political debate, and inquiries from governmental regulators charged with their enforcement. In addition, any delays in federal or state government required approvals caused by federal or state government shutdowns, similar to the January 2019 federal government shutdown, could prevent new brands or innovations from getting to market on time or at all. Failure to comply with existing laws and regulations to which the Company’s operations are subject or any revisions to such laws and regulations or the failure to pay taxes or other fees imposed on the Company’s operations and results could result in the loss, revocation or suspension of the Company’s licenses, permits or approvals, and could have a material adverse effect on the Company’s business, financial condition and results of operations. Changes in federal and other tax rates could have a significant effect on the Company’s financial results.
There Is No Guarantee that the Company Will Not Face Litigation that Could Harm the Company’s Business.
While the Company has from time to time in the past been involved in material litigation, it is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations. In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results. See
Item 3 - Legal Proceedings
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

(2) were issued not less than 180 days before the end of the Company’s 2019 fiscal year, and (3) remain unresolved.
Item 2.	Properties

The Company maintains its principal corporate offices in approximately 54,200 square feet of leased space located in Boston, Massachusetts, the term of which is set to expire in 2031.
The Company owns approximately 76 acres of land in Breinigsville, Pennsylvania, consisting of the two parcels on which the Company’s Pennsylvania Brewery is located. The buildings on this property consist of approximately 1 million square feet of brewery and warehouse space.
The Company owns approximately 57 acres of land in Milton, Delaware, consisting of the two parcels on which the Company’s Milton Brewery is located. The buildings on this property consist of approximately 240,000 square feet of brewery and warehouse space.
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
The Company owns approximately 1 acre of land in Lewes, Delaware, on which the Company’s Dogfish Head Inn is located. The buildings on this property consists of approximately 8,400 square feet of space.
The Company leases approximately 43,000 square feet of space in Boston, Massachusetts, on which it maintains a Samuel Adams brand tap room and tour center. The current term of the lease for this facility will expire in 2029, although it has an option to extend the term for an additional fifteen years in five year increments.
The Company leases approximately 48,650 square feet of space in Los Angeles, California, on which it maintains an Angel City brand tap room, small brewery and tour center. The current term of the lease for this facility will expire in 2021.
The Company leases approximately 11,365 square feet of space in Miami, Florida, on which it maintains a Concrete Beach brand tap room, small brewery and tour center. The current term of the lease for this facility will expire in 2023.
The Company leases approximately 9,000 square feet of space in Boston, Massachusetts, on which it maintains a Samuel Adams brand tap room and small brewery. The current term of the lease for this facility will expire in 2028, although it has two options to extend the term for an additional 5 years.
The Company leases approximately 8,900 square feet of space in Cincinnati, Ohio, on which it maintains a Samuel Adams brand tap room and small brewery. The current term of the lease for this facility will expire in 2028.
The Company leases approximately 7,100 square feet of space within the retail section of MCU Park in Brooklyn, New York on which it maintains a Coney Island brand tap room and small brewery. The current term of the lease for this facility will expire in 2020, although it has an option to extend the term for an additional 5 years.

The Company leases approximately 4,490 square feet of space in Rehoboth, DE, on which it maintains Dogfish Head Brewing and Eats, a tap room small brewery and the Chesapeake & Maine restaurant. The current term of the lease for this facility will expire in 2029.
The Company also leases a small office in Burlington, Vermont and Montreal, Quebec.
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

The graph set forth below shows the value of an investment of $100 on January 1, 2015 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”), the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic
beverages (“S&P 500 Beverages Index”) and a custom peer group which consists of Molson Coors Beverage Company and Craft Brewers Alliance, Inc., the two remaining U.S. publicly-traded brewing companies (“Peer Group”), for the five years ending December 28, 2019.
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/26/15	12/31/16	12/30/17	12/29/18	12/28/19
The Boston Beer Company, Inc.	-30.55	-17.31	12.51	24.97	58.59
S&P 500 Index	0.77	11.07	21.83	-5.20	32.97
S&P 500 Beverages Index	10.52	1.77	18.84	-3.29	23.99
Peer Group	25.35	6.10	-13.68	-30.08	0.20

		INDEXED RETURNS Years Ending
Company Name / Index	Base Period 12/27/14	12/26/15	12/31/16	12/30/17	12/29/18	12/28/19
The Boston Beer Company, Inc.	100	69.45	57.43	64.62	80.75	128.07
S&P 500 Index	100	100.77	111.92	136.35	129.26	171.88
S&P 500 Beverages Index	100	110.52	112.48	133.67	129.27	160.29
Peer Group	100	125.35	133.00	114.81	80.27	80.43

Peer Group Companies
Craft Brew Alliance Inc
Molson Coors Brewing Company

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange under the symbol SAM.
There were 8,477 holders of record of the Company’s Class A Common Stock as of February 14, 2020. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 14, 2020, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $408.91.
Class A Common Stock
At December 28, 2019, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 9,470,397 were issued and outstanding, which includes 99,871 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.
Class B Common Stock
At December 28, 2019, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 2,672,983 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.
As of February 14, 2020, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.
The holders of the Class A and Class B Common Stock are entitled to dividends, on a share-for-share
basis, only if and when declared by the Board of Directors of the Company out of funds legally available for payment thereof. Since its inception, the Company has not paid dividends and does not currently anticipate paying dividends on its Class A or Class B Common Stock in the foreseeable future.
Repurchases of the Registrants Class A Common Stock
In 1998, the Board of Directors authorized management to implement a stock repurchase program with a limit of $931.0 million. As of December 28, 2019, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million.
During the twelve months ended December 28, 2019, the Company repurchased 900 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 30, 2018 to February 2, 2019	116	$127.05	—	$90,335
February 3, 2019 to March 2, 2019	219	115.78	—	90,335
March 3, 2019 to March 30, 2019	13	187.54	—	90,335
March 31, 2019 to May 4, 2019	107	182.03	—	90,335
May 5, 2019 to June 1, 2019	79	175.67	—	90,335
June 2, 2019 to June 29, 2019	32	187.54	—	90,335
June 30, 2019 to August 3, 2019	73	114.14	—	90,335
August 4, 2019 to August 31, 2019	261	135.26	—	90,335
September 1, 2019 to September 28, 2019	—	—	—	90,335
September 29, 2019 to November 2, 2019	—	—	—	90,335
November 3, 2019 to November 30, 2019	—	—	—	90,335
December 1, 2019 to December 28, 2019	—	—	—	90,335

Total	900		0	$90,335

All shares that were purchased during the period represent repurchases of unvested
investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 29 2018	Dec. 29 2018	Dec. 30 2017 (53 weeks)	Dec. 31 2016	Dec. 26 2015
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$1,329,108	$1,057,495	$921,736	$968,994	$1,024,040
Less excise taxes	79,284	61,846	58,744	62,548	64,106

Net revenue	1,249,824	995,649	862,992	906,446	959,934
Cost of goods sold	635,658	483,406	413,091	446,776	458,317

Gross profit	614,166	512,243	449,901	459,670	501,617
Operating expenses:
Advertising, promotional and selling expenses	355,613	304,853	258,649	244,213	273,629
General and administrative expenses	112,730	90,857	73,126	78,033	71,556
Impairment (gain on sale) of assets, net	911	652	2,451	(235)	258

Settlement proceeds	—	—	—	—	—
Total operating expenses	469,254	396,362	334,226	322,011	345,443

Operating income	144,912	115,881	115,675	137,659	156,174
Other (expense) income, net	(542)	405	467	(538)	(1,164)

Income before provision for income taxes	144,370	116,286	116,142	137,121	155,010
Provision for income taxes	34,329	23,623	17,093	49,772	56,596

Net income	$110,041	$92,663	$99,049	$87,349	$98,414

Net income per share - basic	$9.26	$7.90	$8.18	$6.93	$7.46
Net income per share - diluted	$9.16	$7.82	$8.09	$6.79	$7.25
Weighted average shares outstanding - basic	11,781	11,622	12,035	12,533	13,123
Weighted average shares outstanding - diluted	11,908	11,734	12,180	12,796	13,520
Balance Sheet Data:
Working capital	$37,999	$111,057	$66,590	$99,719	$112,443
Total assets	$1,054,057	$639,851	$569,624	$623,297	$645,400
Total long-term obligations	$83,832	$59,020	$44,343	$75,196	$73,019
Total stockholders’ equity	$735,636	$460,317	$423,523	$446,582	$461,221
Statistical Data:
Barrels sold	5,307	4,286	3,768	4,019	4,256
Net revenue per barrel	$235.51	$232.30	$229.05	$225.55	$225.55

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Introduction
The Boston Beer Company is engaged in the business of producing and selling alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are primarily derived by selling its beers, hard seltzers and hard ciders to Distributors, who in turn sell the products to retailers and drinkers. The Company completed the previously reported Dogfish Head Brewery transaction and began consolidating the Dogfish Head financial results on July 3, 2019.
The Company’s beers, hard seltzers and hard ciders are primarily positioned in the market for High End beer occasions. The High End category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share in the total beer category, as drinkers continue to trade up in taste and quality. Boston Beer is one of the largest suppliers in the High End category in the United States. The Company estimates that in 2019 the High End category percentage volume growth was approximately 11% with the craft beer category volume growth approximately 5% and total beer category volume growth approximately 2%. The Company believes that the High End category volume is over 30% of the United States beer market. Depletions or Distributor sales to retailers of the Company’s beers, hard seltzers and hard ciders for the 52 week fiscal period ended December 28, 2019, increased approximately 22% from the comparable 52 week fiscal period in the prior year, of which 19% is from Boston Beer legacy brands and 3% is from the addition of Dogfish Head brands beginning July 3, 2019.
Outlook
Year-to-date
depletions reported to the Company for the 6 weeks ended February 8, 2020 are estimated by the Company to have increased approximately 34% from the comparable weeks in 2019. Excluding the Dogfish Head impact, depletions increased 28%.
The Company is targeting
Non-GAAP
earnings per diluted share for 2020 of between $10.70 and $11.70, excluding the impact of ASU
2016-09,
Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting
, but actual results could vary significantly from this target. The Company is forecasting 2020 depletions and shipments percentage increases of between 15% and 25%. Excluding the addition of the Dogfish Head brands, 2020 depletions and shipment growth is estimated between 11% and 21%. The Company is targeting national price increases of between 1% and 3%. Full-year 2020 gross margins are currently expected to be between 49% and 51%. The Company intends to increase advertising, promotional and selling expenses by between $80 million and $90 million for the full year 2020, an increase from the previously communicated estimate of between $65 million and $75 million, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company intends to increase its investment in its brands in 2020 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2020
Non-GAAP
effective tax rate of approximately 27%, excluding the impact of ASU
2016-09.
Non-GAAP
earnings per diluted share and
Non-GAAP
effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These
Non-GAAP
measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these
Non-GAAP
measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance.
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
Non-GAAP
measures on a forward-looking basis.

The Company is continuing to evaluate 2020 capital expenditures. Its current estimates are between $135 million and $155 million, an increase in the previously communicated estimate of between $95 million and $115 million, consisting mostly of continued investments in capacity and efficiency improvements at the Company’s breweries. The actual total amount spent on 2020 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2020 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.
Results of Operations
Year Ended December 28, 2019 Compared to Year Ended December 29, 2018

	Year Ended (in thousands, except per barrel)
	Dec. 28 2019			Dec. 29 2018			Amount change	% change	Per barrel change
Barrels sold	5,307			4,286			1,021	23.8%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,249,824	$235.51	100.0%	$995,649	$232.30	100.0%	$254,175	25.5%	$3.21
Cost of goods	635,658	119.78	50.9%	483,406	112.79	48.6%	152,252	31.5%	6.99

Gross profit	614,166	115.73	49.1%	512,243	119.52	51.4%	101,923	19.9%	(3.79)
Advertising, promotional and selling expenses	355,613	67.01	28.5%	304,853	71.13	30.6%	50,760	16.7%	(4.12)
General and administrative expenses	112,730	21.24	9.0%	90,857	21.20	9.1%	21,873	24.1%	0.04
Impairment of assets, net	911	0.17	0.1%	652	0.15	0.1%	259	39.7%	0.02

Total operating expenses	469,254	88.42	37.5%	396,362	92.48	39.8%	72,892	18.4%	(4.06)
Operating income	144,912	27.31	11.6%	115,881	27.04	11.6%	29,031	25.1%	0.27
Other (expense) income, net	(542)	(0.10)	0.0%	405	0.09	0.0%	(947)	-233.8%	(0.19)

Income before provision for income taxes	144,370	27.20	11.6%	116,286	27.13	11.7%	28,084	24.2%	0.07
Provision for income taxes	34,329	6.47	2.7%	23,623	5.51	2.4%	10,706	45.3%	0.96

Net income	$110,041	$20.74	8.8%	$92,663	$21.62	9.3%	$17,378	18.8%	$(0.88)

Net revenue.
Net revenue increased by $254.2 million, or 25.5%, to $1,249.8 million for the year ended December 28, 2019, as compared to $995.6 million for the year ended December 29, 2018, due primarily to increased shipments.
Volume.
Total shipment volume of 5,307,000 barrels for the year ended December 28, 2019 increased by 23.8% over 2018 levels of 4,286,000 barrels, due primarily to increases in shipments of Truly Hard Seltzer and Twisted Tea and the addition of the Dogfish Head brands, partially offset by decreases in its Samuel Adamas and Angry Orchard brands.
Depletions, or sales by Distributors to retailers, of the Company’s products for the year ended December 28, 2019 increased by approximately 22% compared to the prior year, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brands and the addition of the Dogfish Head brands, partially offset by decreases in its Samuel Adams and Angry Orchard brands.
Net Revenue per barrel.
The net revenue per barrel increased by 1.4% to $235.51 per barrel for the year ended December 28, 2019, as compared to $232.30 per barrel for the year ended December 29, 2018, primarily due to price increases.

Significant changes in the package mix could have a material effect on net revenue. The Company primarily packages its products in kegs, bottles and cans. Assuming the same level of production, a shift in the mix from kegs to bottles and cans would effectively increase revenue per barrel, as the price per equivalent barrel is lower for kegs than for bottles and cans. The percentage of bottles and cans to total shipments increased by 4.3% to 89.4% of total shipments for the year ended December 28, 2019 as compared to the year ended December 29, 2018.
Cost of goods sold.
Cost of goods sold was $119.78 per barrel for the year ended December 28, 2019, as compared to $112.79 per barrel for the year ended December 29, 2018. The 2019 increase in cost of goods sold of $6.99 or 6.2% per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher temporary labor at Company-owned breweries to support increased variety pack volumes, partially offset by cost saving initiatives at Company-owned breweries.
Gross profit.
Gross profit was $115.73 per barrel for the year ended December 28, 2019, as compared to $119.52 per barrel for the year ended December 29, 2018. Gross margin was 49.1% for the year ended December 28, 2019, as compared to 51.4% for the year ended December 29, 2018.
The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.
Advertising, promotional and selling.
Advertising, promotional and selling expenses, increased $50.8 million, or 16.7%, to $355.6 million for the year ended December 28, 2019, as compared to $304.9 million for the year ended December 29, 2018. The increase was primarily the result of increased investments in media, production and local marketing, higher salaries and benefits costs, increased freight to distributors due to higher volumes and the addition of Dogfish Head brand related expenses beginning July 3, 2019.
Advertising, promotional and selling expenses were 28.5% of net revenue, or $67.01 per barrel, for the year ended December 28, 2019, as compared to 30.6% of net revenue, or $71.13 per barrel, for the year ended December 29, 2018. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.
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
General and administrative.
General and administrative expenses increased by $21.9 million, or 24.1%, to $112.7 million for the year ended December 28, 2019, as compared to $90.9 million for the comparable period in 2018. The increase was primarily due to non-recurring
Dogfish Head Transaction-related expenses of $7.7 million, increases in salaries and benefits costs, and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019.
Impairment of assets.
For the year ended December 28, 2019, the Company incurred impairment charges of $0.9 million, based upon its review of the carrying values of its property, plant and equipment. These impairment charges were primarily due to the write-down of brewery equipment at the Company’s Pennsylvania and Cincinnati breweries.

Stock-based compensation expense.
For the year ended December 28, 2019, an aggregate of $12.3 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation increased by $2.3 million in 2019 compared to 2018, primarily due to achievement of performance-based awards.
Provision for income taxes.
The Company’s effective tax rate increased to 23.8% for the year ended December 28, 2019 from approximately 20.3% for the year ended December 29, 2018. This increase was primarily due to the favorable impact in 2018 of tax accounting method changes.
Liquidity and Capital Resources
Cash decreased to $36.7 million as of December 28, 2019 from $108.4 million as of December 29, 2018, reflecting cash used for the Dogfish Head Brewery Transaction and purchases of property, plant and equipment, partially offset by cash provided by operating and financing activities.
Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash
items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash
items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash provided by operating activities increased from $163.4 million in 2018 to $178.2 million in 2019 principally as a result of increases in shipments and operating income, partially offset by higher investments in working capital, particularly higher inventory to support increased demand.
The Company used $258.8 million in investing activities during 2019, as compared to $55.3 million during 2018. Investing activities in 2019 primarily consisted of $165.5 million of investment in Dogfish Head, net of cash acquired, and capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, and support product innovation and future growth.
Cash provided by financing activities was $8.9 million during 2019, as compared to $65.3 million used in financing activities during 2018. The $74.2 million increase in cash provided by financing activities in 2019 from 2018 is primarily due to a decrease in stock repurchases under the Company’s Stock Repurchase Program and an increase in proceeds from the exercise of stock options.
In 1998, the Board of Directors authorized management to implement a stock repurchase program. During the year ended December 28, 2019, the Company did not repurchase any shares of its Class A Common Stock under the stock repurchase program. As of December 28, 2019, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million. From December 29, 2019 through February 14, 2020, the Company did not repurchase any shares of its Class A Common Stock. The Company has approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of December 28, 2019 of $36.7 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.
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
Provision for Excess or Expired Inventory
The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory. Provision for excess or expired inventory included in cost of goods sold was $8.1 million, $4.2 million and $5.8 million in fiscal years 2019, 2018 and 2017, respectively.
Valuation of Property, Plant and Equipment
The carrying value of property, plant and equipment, net of accumulated depreciation, at December 28, 2019 was $430.6 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $0.9 million, $0.7 million and $2.5 million in fiscal years 2019, 2018 and 2017, respectively.
Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 28, 2019 and December 29, 2018.
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
Revenue Recognition and Classification of Customer Programs and Incentives
The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 28, 2019 and December 29, 2018, the Company has deferred $7.0 million and $4.6 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. As of December 28, 2019 and December 29, 2018, the stale beer reserve was $1.8 million and $2.1 million, respectively.
Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale
and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $75.2 million, $55.5 million and $51.8 million in fiscal year 2019, 2018 and 2017, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2019, 2018 and 2017 were $43.9 million, $34.5 million and $30.2 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.
Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale
and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2019, 2018 and 2017 were $31.2 million, $21.0 million and $21.6 million, respectively. In fiscal 2019, 2018 and 2017, the Company recorded certain of these costs in the total amount of $21.6 million, $13.9 million, and $15.3 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.
Stock-Based Compensation
The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $12.3 million, $10.0 million and $6.3 million in fiscal years 2019, 2018 and 2017, respectively.
As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options.. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note L of the Notes to Consolidated Financial Statements for further discussion of the application of the option-pricing models.
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
The High End category within the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates competition among domestic craft brewers will remain strong, as the number of craft brewers continues to grow. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the High End category. As the market matures and the High End category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its over 400 Distributors nationwide and the Company’s sales force of approximately 426 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the High End Beer category.
The Potential Impact of Known Facts, Commitments, Events and Uncertainties
Contractual Obligations
See Note J of the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note B of the Notes to Consolidated Financial Statements.
Off-Balance
Sheet Arrangements
The Company has not entered into any material
off-balance
sheet arrangements as of December 28, 2019.
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
The Company enters into hops purchase contracts, as described in Note J of the Notes to Consolidated Financial Statements, and makes purchases of other ingredients, equipment and machinery denominated in foreign currencies. The cost of these commitments changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (4.75% at December 28, 2019) or (ii) the applicable LIBOR rate (1.75% at December 28, 2019) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 28, 2019, the Company had no amounts outstanding under its current line of credit.
Sensitivity Analysis
The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $3.8 million as of December 28, 2019.
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
Boston, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 28, 2019, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 28, 2019 and December 29, 2018 and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note B to the financial statements, effective December 30, 2018, the Company adopted FASB Accounting Standards Update
2016-02,
Leases (Topic 842)
, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Dogfish Head Brewery — Refer to Note C to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Dogfish Head Brewery for total consideration of $336 million on July 3, 2019. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $102.3 million and resulting goodwill of $108.8 million. Of the identified intangible assets acquired, the most significant is a brand indefinite lived intangible asset of $98.5 million (the “Dogfish Head brand trade name”). The Company estimated the fair value of the Dogfish Head brand trade name using the relief-from-royalty method, which is a specific application of the discounted-cash-flow-method that required management to make significant estimates and assumptions related to forecasts of revenue growth projections, including growth rates for a
10-year
time period, royalty rates, discount rates, and methodologies utilized in the valuation models.
We identified the Dogfish Head brand trade name for Dogfish Head Brewery as a critical audit matter because of the significant estimates and assumptions management made to fair value this asset for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the need to involve fair value specialists, to evaluate the reasonableness of management’s forecasts of future revenue, specifically the long-term growth rate, as well as the selection of the royalty rates, discount rates and methodologies utilized in the valuation models.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of revenue growth projections, the selection of the royalty rates, discount rates, as well as the methodologies utilized in the valuation models for the Dogfish Head brand trade name included the following, among others:
•	We tested the effectiveness of controls over the valuation of the Dogfish Head brand trade name, including management’s controls over forecasts of revenue growth projections, the selection of the royalty rates, discount rates, as well as the methodologies utilized in the valuation models.

•	We evaluated the reasonableness of management’s forecast of revenue growth projections by comparing the projections to historical results and calculating independent revenue projections based on objectively verifiable evidence.

•	With the assistance of fair value specialists, we evaluated the reasonableness of the revenue growth projections, royalty rates, discount rates, and valuation methodologies by:

•	Testing the source information underlying the determination of revenue growth projections, specifically the long-term growth rate, royalty rates, and discount rates, and testing the mathematical accuracy of the calculations.

•	Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 19, 2020

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Revenue	$1,329,108	$1,057,495	$921,736
Less excise taxes	79,284	61,846	58,744

Net revenue	1,249,824	995,649	862,992
Cost of goods sold	635,658	483,406	413,091

Gross profit	614,166	512,243	449,901
Operating expenses:
Advertising, promotional and selling expenses	355,613	304,853	258,649
General and administrative expenses	112,730	90,857	73,126
Impairment of assets	911	652	2,451

Total operating expenses	469,254	396,362	334,226

Operating income	144,912	115,881	115,675
Other (expense) income, net:
Interest income	647	1,292	549
Other expense, net	(1,189)	(887)	(82)

Total other (expense) income, net	(542)	405	467

Income before provision for income tax	144,370	116,286	116,142
Provision for income taxes	34,329	23,623	17,093

Net income	$110,041	$92,663	$99,049

Net income per common share - basic	$9.26	$7.90	$8.18

Net income per common share - diluted	$9.16	$7.82	$8.09

Weighted-average number of common shares - Class A basic	8,908	8,620	8,933

Weighted-average number of common shares - Class B basic	2,873	3,002	3,102

Weighted-average number of common shares - diluted	11,908	11,734	12,180

Net income	$110,041	$92,663	$99,049

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	47	25	17
Defined benefit plans liability adjustment	(519)	277	(202)
Impact of ASU 2018-02	—	(211)	—

Total other comprehensive (loss) income, net of tax:	(472)	91	(185)

Comprehensive income	$109,569	$92,754	$98,864

The accompanying notes are an integral part of these consolidated financial statements.
4
2

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 28,	December 29,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$36,670	$108,399
Accounts receivable	54,404	34,073
Inventories	106,038	70,249
Prepaid expenses and other current assets	12,077	13,136
Income tax receivable	9,459	5,714

Total current assets	218,648	231,571
Property, plant and equipment, net	541,068	389,789
Operating right-of-use assets	53,758	—
Goodwill	112,529	3,683
Intangible assets	104,272	2,099
Other assets	23,782	12,709

Total assets	$1,054,057	$639,851

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$76,374	$47,102
Accrued expenses and other current liabilities	99,107	73,412
Current operating lease liabilities	5,168	—

Total current liabilities	180,649	120,514
Deferred income taxes	75,010	49,169
Non-current operating lease liabilities	53,940	—
Other liabilities	8,822	9,851

Total liabilities	318,421	179,534
Commitments and Contingencies
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,370,526 and 8,580,593 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	94	86
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,672,983 and 2,917,983 shares issued and outstanding as of December 28, 2019 and December 29 , 201 8 , respectively	27	29
Additional paid-in capital	571,784	405,711
Accumulated other comprehensive loss, net of tax	(1,669)	(1,197)
Retained earnings	165,400	55,688

Total stockholders’ equity	735,636	460,317

Total liabilities and stockholders’ equity	$1,054,057	$639,851

The accompanying notes are an integral part of these consolidated financial statements.
4
3

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 28, 2019, December 29, 2018, and December 30, 2017
(in thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2016	9,171	92	3,197	32	349,913	(1,103)	97,648	446,582
Net income							99,049	99,049
Stock options exercised and restricted shares activities	217	2			16,361			16,363
Stock-based compensation expense					6,316			6,316
Repurchase of Class A Common Stock	(964)	(10)					(144,592)	(144,602)
Conversion from Class B to Class A	179	2	(179)	(2)				—
Defined benefit plans liability adjustment, net of tax of $68						(202)		(202)
Currency translation adjustment						17		17

Balance at December 30, 2017	8,603	$86	3,018	$30	$372,590	$(1,288)	$52,105	$423,523

Net income							92,663	92,663
Stock options exercised and restricted shares activities	227	2			23,086			23,088
Stock-based compensation expense					10,035			10,035
Repurchase of Class A Common Stock	(350)	(3)					(88,309)	(88,312)
Conversion from Class B to Class A	100	1	(100)	(1)				—
Defined benefit plans liability adjustment, net of tax of $93						277		277
Currency translation adjustment						25		25
One time effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of tax of $329							(982)	(982)
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income						(211)	211	—

Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317

Net income							110,041	110,041
Stock options exercised and restricted shares activities	116	1			8,998			8,999
Stock-based compensation expense					12,337			12,337
Shares issued in connection with Dogfish Head merger	430	5			144,738			144,743
Repurchase of Class A Common Stock								—
Conversion from Class B to Class A	245	2	(245)	(2)				—
Defined benefit plans liability adjustment, net of tax of $176						(519)		(519)
Adoption of ASU 2014-09, Revenue from Contracts with Customers, tax adjustment							(329)	(329)
Currency translation adjustment						47		47

Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636

The accompanying notes are an integral part of these consolidated financial statements.
4
4

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Cash flows provided by operating activities:
Net income	$110,041	$92,663	$99,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,271	51,968	51,256
Impairment of assets	911	652	2,451
Loss on disposal of property, plant and equipment	871	64	764
Change in ROU assets	4,207	—	—
Bad debt expense	45	2	—
Stock-based compensation expense	12,337	10,035	6,316
Deferred income taxes	7,404	14,350	(22,442)
Changes in operating assets and liabilities:
Accounts receivable	(12,260)	(1,636)	2,945
Inventories	(24,932)	(21,312)	(1,741)
Prepaid expenses, income tax receivable and other assets	(13,862)	(552)	(4,511)
Accounts payable	21,417	6,352	245
Accrued expenses and other current liabilities	18,618	10,130	2,671
Change in operating lease liability	(3,277)	—	—
Other liabilities	451	731	(1,021)

Net cash provided by operating activities	178,242	163,447	135,982

Cash flows used in investing activities:
Purchases of property, plant and equipment	(93,233)	(55,460)	(32,987)
Proceeds from sale of property, plant and equipment	165	27	25
Cash paid for acquisition of intangible assets	—	(50)	—
Investment in Dogfish Head, net of cash acquired	(165,517)	—	—
Other investing activities	(244)	139	33

Net cash used in investing activities	(258,829)	(55,344)	(32,929)

Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	—	(88,312)	(144,602)
Proceeds from exercise of stock options	8,063	22,143	15,415
Payment of taxes related to exercise of stock options		—	—
Net cash paid on note payable and finance leases	(378)	(78)	(60)
Cash borrowed on line of credit	97,000	—	—
Cash paid on line of credit	(97,000)	—	—
Net proceeds from sale of investment shares	1,173	906	796

Net cash provided by (used in) financing activities	8,858	(65,341)	(128,451)

Change in cash and cash equivalents	(71,729)	42,762	(25,398)
Cash and cash equivalents at beginning of year	108,399	65,637	91,035

Cash and cash equivalents at end of period	$36,670	$108,399	$65,637

Supplemental disclosure of cash flow information:
Non cash consideration issued in Dogfish Head Transaction	$144,743	$—	$—

Income taxes paid	$30,760	$11,353	$43,006

Income taxes refunded	$18	$5,000	$—

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$4,696	$—	$—
Operating cash flows from finance leases	$56	$—	$—
Financing cash flows from finance leases	$313	$—	$—

Right-of-use assets obtained in exchange for operating lease obligations	$57,966	$—	$—

Right-of-use assets obtained in exchange for finance lease obligations	$2,837	$—	$—

Interest paid on revolving credit facility	$451	$—	$—

Increase (decrease) in accounts payable for purchase of property, plant and equipment	$3,994	$2,609	$(2,689)

Increase in accrued expenses for purchase of property, plant and equipment	$2,638	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2019

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company
®
”, “Twisted Tea Brewing Company
®
”, “Hard Seltzer Beverage Company”, “Angry Orchard
®
Cider Company”, “Dogfish Head
®
Craft Brewery”, “Angel City
®
Brewing Company”, “Concrete Beach Brewery
®
”, “Coney Island
®
Brewing Company” and “American Fermentation Company”.
B.	Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is a
fifty-two
or fifty-three-week period ending on the last Saturday in December. The 2019, 2018 and 2017 fiscal years all consisted of fifty-two
weeks.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at December 28, 2019 and December 29, 2018 included cash on-hand
and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.
The Company has restricted cash associated with a term note agreement with Bank of America that was required by the Commonwealth of Pennsylvania to fund economic development at the Company’s Pennsylvania Brewery. The restricted cash subject to this agreement amounted to $213,000 and $278,000 at December 28, 2019 and December 29, 2018, respectively, and is included in other assets on the Company’s Consolidated Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 28, 2019 and December 29, 2018 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 28, 2019, the Company’s cash and cash equivalents were invested in investment-grade, highly liquid U.S. government agency corporate money market accounts.
The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2019, 2018 and 2017, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 28, 2019 or December 29, 2018 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues in fiscal years 2019, 2018, or 2017.
Financial Instruments and Fair Value of Financial Instruments
The Company’s primary financial instruments at December 28, 2019 and December 29, 2018 consisted of cash equivalents, accounts receivable,
and
accounts payable. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820,
Fair Value Measurements and Disclosures
(“ASC 820”). The Company believes that the carrying amount of its cash equivalents, accounts receivable,
and
accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.
Inventories and Provision for Excess or Expired Inventory
Inventories consist of raw
and packaging
materials, work in process and finished goods. Raw materials, which principally consist of hops, malt, apple juice, other brewing materials and packaging, are stated at the lower of cost
(first-in,
first-out
basis) or net realizable value. The Company’s goal is to maintain on-hand
a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand and under purchase commitments totaled approximately $222.8 million at December 28, 2019.
The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to cover incurred inventory losses. Provision for excess or expired inventory included in cost of goods sold was $8.1 million, $4.2 million, and $5.8 million in fiscal years 2019, 2018, and 2017 respectively.
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

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 28, 2019 was $538.5 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $0.9 million, $0.7 million, and $2.5 million in fiscal years 2019, 2018 and 2017, respectively.
Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets as of December 28, 2019 and December 29, 2018 was realizable.
Segment Reporting
The Company consists of one operating segment that produces and sells alcohol beverages under the Company’s Samuel Adams, Twisted Tea, Truly Hard Seltzer, Angry Orchard, Dogfish Head, Angel City, Coney Island, Concrete Beach, Wild Leaf and Tura brands. All brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and through the same channels of distribution.
Goodwill and Intangible Assets
The Company does not amortize goodwill and tradename intangible assets but evaluates the recoverability by comparing the carrying value and the fair value annually at the end of the fiscal month of August, or more frequently when indicators of impairment are present. The Company has concluded that its goodwill and intangible assets were not impaired as of December 28, 2019 and December 29, 2018. Customer relationship intangible assets are amortized over the useful life of fifteen years. As of December 28, 2019, and December 29, 2018, goodwill amounted to $112.5 million and $
3.7
 million, respectively. As of December 28, 2019, and December 29, 2018, intangible assets amounted to $
104.3
 million and $
2.1
 million, respectively. The increase in 2019 in goodwill and intangible assets was due to the Dogfish Head transaction. See Note C for further discussion.
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
The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third-party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 28, 2019, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $0.8 million, $1.3 million and $1.3 million, respectively. For the year ended December 29, 2018, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $1.2 million, $1.1 million and $1.1 million, respectively. As of December 28, 2019, and December 29, 2018, the Company’s balance sheet includes $19.5 million and $17.0 million, respectively, in refundable deposits on kegs and pallets and $0.5 million and $1.9 million, respectively, in kegs, net of accumulated depreciation.
Income Taxes
Income tax expense was $34.3 million, $23.6 million, and $17.1 million in fiscal years 2019, 2018, and 2017, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards, such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standards as defined in ASC Topic 740,
Income Taxes
.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards as defined in ASC Topic 740,
Income Taxes
. Historically, the valuation allowances and reserves for uncertain tax positions have been adequate to cover the related tax exposures.

Revenue Recognition and Classification of Customer Programs and Incentives
During fiscal years 2019, 2018 and 2017 approximately 95% of the Company’s revenue was from shipments of its products to domestic Distributors and 4% from shipments to international Distributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider, food and merchandise sales at the Company’s retail locations.
The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 28, 2019, and December 29, 2018, the Company had deferred revenue of $7.0 million and $4.6 million, respectively, related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 28, 2019, and December 29, 2018, the stale beer reserve was $1.8 million and $2.1 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale
and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $75.2 million, $55.5 million and $51.8 million in fiscal years 2019, 2018 and 2017, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2019, 2018 and 2017 were $43.9 million, $34.5 million and $30.2 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.
Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale
and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2019, 2018 and 2017 were $31.3 million, $21.0 million and $21.6 million, respectively. In fiscal years 2019, 2018 and 2017, the Company recorded certain of these costs in the total amount of $21.6 million, $13.9 million and $15.3 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.
Excise Taxes
The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations, including making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws.
The Company benefited from a reduction in federal excise taxes of $8.9 million
and $6.1 million in fiscal years 2019 and 2018, respectively, as a result of the Tax Cuts and Jobs Act of 2017.
Cost of Goods Sold
The following expenses are included in cost of goods sold: raw material costs, packaging material
costs, costs and income related to deposit activity, purchasing and receiving costs, manufacturing labor and overhead, brewing and processing costs, inspection costs relating to quality control, inbound freight charges, depreciation expense related to manufacturing equipment and warehousing costs, which include rent, labor and overhead costs.
Shipping Costs
Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $69.1 million, $61.8 million, and $45.3 million in fiscal years 2019, 2018 and 2017, respectively.
Advertising and Sales
Promotions
The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising costs, sales and marketing expenses, salary and benefit expenses and meals, travel and entertainment expenses for the sales, brand and sales support workforce, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale
items. Total advertising and sales promotional expenditures of $177.2 million, $145.1 million, and $128.0 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2019, 2018 and 2017, respectively.

The Company conducts certain advertising and promotional activities in its Distributors’ markets and the Distributors make contributions to the Company for such efforts. Reimbursements from Distributors for advertising and promotional activities are recorded as reductions to advertising, promotional and selling expenses.
General and Administrative
Expenses
The following expenses are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income: general and administrative salary and benefit expenses, stock compensation, insurance costs, consulting and professional service fees, rent and utility expenses, meals, travel and entertainment expenses for general and administrative employees, and other general and administrative overhead costs.
Stock-Based Compensation
The Company accounts for share-based awards in accordance with ASC Topic 718,
Compensation – Stock Compensation
(“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $12.3 million, $10.0 million and $6.3 million in fiscal years 2019, 2018 and 2017, respectively.
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
In addition, an estimated
pre-vesting
forfeiture rate is applied in the recognition of the compensation charge. Periodically, the Company grants performance-based stock options. The Company only recognizes compensation expense with respect to these options if it is probable that the performance targets will be met. Consequently, at the end of each reporting period, the Company estimates whether it is probable that performance targets will be met. Changes in the subjective assumptions and estimates can materially affect the amount of stock-based compensation expense recognized in the consolidated statements of comprehensive income.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the two-class
method, whichever is more dilutive.
Accounting Pronouncements Recently
Adopted
In May 2014, the FASB issued ASU No.
 2014-09,
Revenue from Contracts with Customers
(Topic 606). ASU
2014-09
supersedes virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity needs to use more judgment and make more estimates than under the previous guidance. On December 31, 2017, the Company adopted the new accounting standard and all related amendments using the modified retrospective method which allows application only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In accordance with the new accounting standard, the majority of the Company’s revenue continues to be recognized at the time its products are shipped. Upon adoption, the Company began recognition of certain variable customer promotional discount programs earlier than it had under the previous revenue guidance which resulted in a $1.0 million, net of tax, cumulative effect adjustment to retained earnings in the first quarter of 2018. In the fourth quarter of 2019, a tax provision adjustment resulted in a $0.3 million adjustment to retained earnings. The Company considers the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.
In February 2016, the FASB issued ASU No.
 2016-02,
Leases (Topic 842)
. The guidance requires lessees to recognize
right-of-use
(“ROU”) assets and lease liabilities on their balance sheets for the rights and obligations created by all leases with terms of more than 12 months. Under ASU
2016-02,
lessees are permitted to use a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented for the year beginning December 30, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No.
 2018-11,
Leases (Topic 842)
, permitting the use of an alternative modified retrospective approach that would result in an entity recognizing a lease liability and ROU asset as of the effective date of the requirements, with all comparative periods presented and disclosed, in accordance with the requirements under ASC 840, Leases, changing the date of initial application to the beginning of the period of adoption. On December 30, 2018, the Company adopted the new accounting standard using the alternative modified retrospective approach, applying ASC 840 to all comparative periods, including disclosures. Upon adoption, the Company recognized ROU assets o
f
$
27.0 million and lease liabilities of $31.5 million
, with the difference of $
4.5
million
due to a reduction to the gross ROU asset for the Company’s existing obligation associated with deferred rent and lease incentives.
In March 2016, the FASB issued ASU No.
 2016-09,
Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting
. ASU
2016-09
is part of the FASB’s initiative to simplify accounting standards. The guidance impacted several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes and forfeitures, as well as classification in the consolidated statements of cash flows. Under ASU
2016-09,
excess tax benefits and deficiencies as a result of stock option exercises and restricted stock vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Additionally, under ASU
2016-09,
excess tax benefits and deficiencies should be classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company adopted this new accounting standard prospectively in the first quarter of 2017. Prior periods have not been adjusted. Under this new accounting standard, for the fifty-two
weeks ended December 28, 2019, December 29, 2018 and December 30, 2017, $4.6 million, $4.2 million and $4.4 million, respectively, in excess tax benefit from stock-based compensation arrangements was recognized within the income tax provision in the consolidated statement of comprehensive income and classified as an operating activity in the consolidated statement of cash flows. The Company conti
nued to
 maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense.
In February 2018, the FASB issued ASU No. 2018-02,
 Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
 Under this update, an entity is allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company early adopted this accounting standard prospectively in the first quarter of 2018. Prior periods have not been adjusted. In the first quarter of 2018, the Company reclassified $
0.2
 million of federal and state income tax effects of the Tax Cut and Jobs Act of 2017 related to defined benefit plans from accumulated other comprehensive income to retained earnings.
Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No.
 2017-04,
Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
. Prior to ASU No.
 2017-04,
the goodwill impairment test is a
two-step
assessment, if indicators of impairment exist. The first step requires an entity to compare each reporting unit’s carrying value and its fair value. If the reporting unit’s carrying value exceeds the fair value, then the entity must perform the second step, which is to compare the implied fair value of goodwill to its carrying value, and record an impairment charge for any excess of carrying value of goodwill over its implied fair value. An entity also has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU
2017-04
simplifies the goodwill impairment test by eliminating the second step of the test. As such, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. ASU
2017-04
will be effective prospectively for the year beginning December 29, 2019. The Company does not expect the adoption of ASU
2017-04
to have a material impact on its consolidated financial statements.
C.	Dogfish Head Brewery Transaction

On May 8, 2019, the Company entered into definitive agreements to acquire Dogfish Head Brewery (“Dogfish Head”) and various related operations (the “Transaction”), through the acquisition of all of the equity interests held by certain private entities in
Off-Centered
Way LLC, the parent holding company of the Dogfish Head operations. In accordance with these agreements, the Company made a payment of $158.4 million, which was placed in escrow pending the satisfaction of certain closing conditions. The Transaction closed on July 3, 2019, for total consideration of $336.0 million consisting of $173.0 million in cash and 429,291 shares of restricted Class A Common Stock that had an aggregate market value as of July 3, 2019 of $163.0 million, after taking into account a post-closing cash related adjustment. As required under the definitive agreements, 127,146 of the 429,291 shares of restricted Class A Stock have been placed in escrow and will be released no later than July 3, 2029. These shares had a market value on July 3, 2019 of $48.3 million. The timing of the release of these escrowed shares is primarily related to the continued employment with the Company of Samuel A. Calagione III, one of the two Dogfish Head founders.
The fair value of the Transaction is estimated at approximately $
317.7
 million. The Company estimates that transaction-related and other non-recurring
costs incurred
and
 estimated
to be incurred
as a result of the Transaction will total approximately $12.0 million
.

Of this total, $10.0 million had been expensed as of D
ecember 28, 2019 and
consists of $3.3 million in transaction costs and $
6.7
 million in other
non-recurring
costs.

Of
the $10.0 million cost
s
incurred
,
 $7.8 million
w
ere
recor
d
ed
in general and administrative expense
and $2.2
m
illion
were rec
orded in cost of goods so
ld within
in the accompanying statements of comprehensive income. As part of the Transaction, certain members of Dogfish Head management entered into employment agreements with the Company and were granted
906
shares of restricted stock units that vest in one year and have a fair value of approximately $
345,000
. The Company funded the cash component of the Transaction through cash on-hand
and its existing line of credit.

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
The fair value of the Dogfish Head brand trade name is estimated at approximately $98.5 million and the fair value of customer relationships is estimated at $3.8 million. The Company estimated the Dogfish Head brand trade name will have an indefinite life and customer relationships will have an estimated useful life of 15 years. The customer relationship intangible asset will be amortized on a straight-line basis over the 15 year estimated useful life. The fair value of the deferred income tax liability assumed is $18.4 million, representing the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis. The Company used a preliminary consolidated tax rate to determine the net deferred tax liabilities. The Company will record measurement period adjustments as the Company applies the appropriate tax rate for each legal entity within Dogfish Head. The expectation is that the Dogfish Head deferred income taxes will be subject to the Company’s consolidated rate. The excess of the purchase price paid over the estimated fair values of the assets and liabilities assumed has been recorded as goodwill in the amount of $108.8 million. Goodwill associated with the acquisition is primarily attributable to the future growth opportunities associated with the Transaction, expected synergies and value of the workforce. The Company believes the majority of the goodwill is deductible for tax purposes.

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
The results of operations from Dogfish Head have been included in the Company’s consolidated statements of comprehensive income
since the July 3, 2019 Transaction closing date. During fiscal year 2019, Dogfish Head represented $48.5 million of the Company’s total revenue and $1.6 million of total net income. Transaction costs incurred by the Company in connection with the Transaction were $3.3 million in fiscal year 2019 and were recorded within general and administrative expenses in the Company’s consolidated statements of comprehensive income
.
Consistent with prior periods and considering post-merger reporting structures, the Company will continue to report as one
o
perating segment. The combined Company’s brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and through the same channels of distribution.
The following unaudited pro forma information has been prepared, as if the Transaction and the related debt financing had occurred as of December 31, 2017, the first day of the Company’s 2018 fiscal year. The pro forma amounts reflect the combined historical operational results for Boston Beer and Dogfish Head, after giving effect to adjustments related to the impact of purchase accounting, transaction costs and financing. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the Transaction occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:
(i)	Depreciation and amortization expenses were updated to reflect the fair value adjustments to Dogfish Head property, plant and equipment and intangible assets beginning December 31, 2017.
(ii)	Transaction costs incurred in the fifty-two weeks ended December 28, 2019 have been re-assigned to the first period of the comparative fiscal year.
(iii)	Interest expense has been included at a rate of approximately 3% which is consistent with the borrowing rate on the Company’s current line of credit.
(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 25.6%.
(v)	Earnings per share amounts are calculated using the Company’s historical weighted average shares outstanding plus the 429,291 shares issued in the merger.

	Fifty-two weeks ended
	December 28, 2019	December 29, 2018
	(in thousands , ex cept per share data)
Net revenue	$1,304,239	$1,103,061
Net income	$116,868	$98,700
Basic earnings per share	$9.83	$8.12
Diluted earnings per share	$9.73	$8.04

D.	Inventories
Inventories consisted of the following:

	December 28, 2019	December 29, 2018
	(in thousands)
Current inventory:
Raw materials	$61,522	$44,655
Work in process	12,631	8,252
Finished goods	31,885	17,342

Total current inventory	106,038	70,249
Long term inventory	10,048	11,619

Total inventory	$116,086	$81,868

E.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 28, 2019	December 29, 2018
	(in thousands)
Prepaid brewing services fee - short term (see Note L)	$4,936	$3,789
Prepaid advertising, promotional and selling	1,649	1,518
Prepaid software expense	1,224	754
Prepaid insurance	1,206	1,111
Excise and other tax receivables	1,173	2,179
Other	1,889	3,785

	$12,077	$13,136

F.	Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 28, 2019	December 29, 2018
	(in thousands)
Machinery and plant eq u ipment	$571,506	$459,352
Kegs	66,011	67,940
Land	25,759	22,295
Building and building improvements	130,311	115,748
Office equipment and furniture	29,202	25,728
Leasehold improvements	48,528	20,830
Assets under construction	59,027	22,160

	930,344	734,053
Less accumulated depreciation	(389,276)	(344,264)

	$541,068	$389,789

The Company recorded depreciation expense related to these assets of $
56.1
 million, $
51.8
 million and $
51.2
 million, in fiscal years 2019, 2018, and 2017, respectively. The Dogfish Head Transaction added $
107.0
 million in gross fixed assets on July 3, 2019. See Note C.

Impairment of Assets
The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During fiscal years 2019, 2018 and 2017, the Company recorded impairment charges of $
0.9
 million, $
0.7
 million and $
2.5
 million, respectively.
G.

Leases
The Co
m
pany has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2031. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets of $27.0 million and lease liabilities of $31.5 million upon adoption of ASU No.
 2016-02
on December 30, 2018. ROU assets and lease liabilities commencing after December 30, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 28, 2019, total ROU assets and lease liabilities were as follows:

	Classification	Leases
Righ t-of-use assets		(in thousands)
Operating lease assets	Operating right-of-use assets	$53,758
Finance lease assets	Property, plant and equipment, net	2,531
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	5,168
Finance lease liabilities	Accrued expenses and other current liabilities	546
Non-current
Operating lease liabilities	Non-current operating lease liabilities	53,940
Finance lease liabilities	Other liabilities	2,042

The gross value and accumulated depreciation of ROU assets
related t
o finance leases
as of December 28, 2019 were as follows:

Finance Leases
(in thousands)
Gross value	$2,837
Accumulated amortization	(306)

Carrying value	$2,531

Components of leas
e
 cost for the fiscal year-ended are as
follows
:

Lease Cost
(in thousands)
Operating lease cost	$5,625
Variable lease costs not included in liability	1,064
Finance lease cost:
Amortization of right-of-use asset	$306
Interest on lease liabilities	56

Total finance lease cost	$362

Maturities of lease liabilities as of December 28, 2019 are as follows:

	Operating Leases	Finance Leases	Weighted-Average Remaining Term in Years
			Operating Leases	Finance Leases
	(in thousands)
2020	$5,755	$626
2021	9,241	626
2022	9,036	626
2023	8,995	626
2024	8,729	265
Thereafter	27,567	23

Total lease payments	69,323	2,792
Less imputed interest (based on 3.5 % weighted-average discount rate)	(10,215)	(204)

Present value of lease liability	$59,108	$2,588	8.3	4.4

H.

Goodwill and Intangible Assets
The change in the carrying value of goodwill and intangible assets during the fifty-two
weeks ended December 28, 2019 and December 29, 2018 were as follows:

	Fifty-two weeks ended
	December 28,	December 29,
	2019	2018
	( in thousands)
Goodwill as of beginning of period	$3,683	$3,683
Acquired goodwill	108,846	—
Impairment of goodwill	—	—

Goodwill as of end of period	$112,529	$3,683

The $108.8 million of goodwill acquired during the
fifty-two
weeks ended December 28, 2019 is related to the Dogfish Head Transaction disclosed in Note C. No impairment of existing goodwill was recorded in the period.

The Company’s intangible assets as of December 28, 2019 and December 29, 2018 were as follows:

		As of December 28, 2019			As of December 29, 2018
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
		( in thou sands)			( in thou sands)
Customer Relationships	15	$3,800	$(127)	$3,673	$—	$—	$—
Trade Names	Indefinite	100,599	—	100,599	2,099	—	2,099

Total intangible assets		$104,399	$(127)	$104,272	$2,099	$—	$2,099

During the
fifty-two
weeks ended December 28, 2019, the Company acquired intangible assets as part of the Dogfish Head Transaction disclosed in Note C, that consists of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible asset will be amortized on a straight-line basis over the 15 year useful life. Amortization expense in the fifty-two
weeks ended December 28, 2019 was approximately $127,000. The Company expects to record amortization expense as follows over the five subsequent years:

Fiscal Year	Amount (in th ousands)
2020	253
2021	253
2022	253
2023	253
2024	253

I.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other
c
urrent liabilities consisted of the fol
l
owing:

	December 28, 2019	December 29, 2018
	(in thousands)
Employee wages, benefits and reimbursements	$35,394	$27,074
Accrued deposits	20,483	18,171
Advertising, promotional and selling expenses	17,009	9,079
Deferred revenue	6,984	4,587
Accrued utilities and third party fees	4,075	1,881
Accrued excise taxes	2,758	2,335
Accrued capital expenditures	2,621	—
Accrued freight	2,091	1,668
Other accrued liabilities	7,692	8,616

	$99,107	$73,412

J.	Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2023. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (4.75% at December 2
8
, 201
9
) or (ii) the applicable LIBOR rate (1.75% at December 2
8
, 201
9
) plus 0.45%. The Company incurs an annual commitment

fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was
418
as of December 28, 2019, compared to a minimum allowable ratio of
2.00
and the Company’s total funded debt to EBITDA ratio was
0.0
as of December 28, 2019, compared to a maximum allowable ratio of
2.50
.
During the
fifty-two
weeks ended December 28, 2019, the company borrowed and repaid $
97.0
 million on the credit facility and paid a total of $
0.5
 million in related interest. There were
no
borrowings outstanding under the credit facility as of December 2
8
, 201
9
and December 29, 201
8
.
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
K.	Income Taxes
Significant components of the provision for income taxes are as follows:

	2019	2018	2017
	(in thousands)
Current:
Federal	$18,510	$4,471	$34,255
State	8,084	4,894	5,225

Total current	26,594	9,365	39,480
Deferred:
Federal	8,081	12,860	(22,489)
State	(346)	1,398	102

Total deferred	7,735	14,258	(22,387)

Total provision for income taxes	$34,329	$23,623	$17,093

The Company’s reconciliations to statutory rates are as follows:

	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	4.6	4.6	3.6
Deduction relating to U.S. production activities	—	—	(3.2)
Deduction relating to excess stock based compensation	(3.2)	(3.6)	(3.7)
Change relating to enacted Tax Cuts and Jobs Act	—	—	(17.5)
Non-deductable meals & entertainment	0.7	1.1	0.9
Accounting method changes	—	(3.9)	—
Change in valuation allowance	0.4	0.7	—
Other	0.3	0.4	(0.4)

	23.8%	20.3%	14.7%

Due to a change of tax accounting methods for depreciation of certain property, plant and equipment for the fiscal
year
-
ended December 30, 2017, the Company experienced a
one-time
income tax benefit of $
4.5
 million for the tax year ended December 29, 2018.
Significant components of the Company’s defer
r
ed tax assets and liabilities are as follows at:

	December 28,	December 29,
	2019	2018
	(in thousands)
Deferred tax assets:
Lease Liabilities	$15,567	$—
Inventory	5,868	1,356
Stock-based compensation expense	5,818	5,156
Accrued expenses	3,232	1,913
Other	1,914	2,478

Total deferred tax assets	32,399	10,903
Valuation allowance	(1,866)	(1,291)

Total deferred tax assets net of valuation allowance	30,533	9,612
Deferred tax liabilities:
Property, plant and equipment	(78,232)	(57,099)
Right-of-use Assets	(14,203)	—
Amortization	(10,899)	(733)
Prepaid expenses	(2,209)	(949)

Total deferred tax liabilities	(105,543)	(58,781)

Net deferred tax liabilities	$(75,010)	$(49,169)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $
0.0
 million, $
0.1
 million, and $
0.0
 million for fiscal years 2019, 2018, and 2017, respectively. Accrued interest and penalties amounted to $0.1 million and $0.1 million at December 28, 2019 and December 29, 2018, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
	(in thousands)
Balance at beginning of year	$836	$292
Increases related to current year tax positions	101	8
(Decreases) Increases related to prior year tax positions	(63)	636
Decreases related to settlements	—	(100)
Decreases related to lapse of statute of limitations	(63)	—

Balance at end of year	$811	$836

Included in the balance of unrecognized tax benefits at December 28, 2019 and December 29, 2018 are potential net benefits of $
0.8
 million and $
0.8
 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.
In September 2017, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was completed in July 2018 resulting in a no change report. As of December 28, 2019, the Company’s 2016, 2017, and 2018 federal income tax returns remain subject to examination by IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of December 28, 2019. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2020 if there are changes as a result of potential income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.
As of December 28, 2019, the Company’s deferred tax assets included a capital loss carryforward totaling $
1.7
 million. If unused, the capital loss carryforward will expire in fiscal year
2021
.
L.	Commitments and Contingencies

Contractual Obligations
As of December 28, 2019, projected cash outflows under
non-cancelable
contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Brand support	80,157	$47,380	$9,827	$9,652	$4,760	$4,338	$4,200
Apples and other ingredients	52,904	47,810	2,547	2,547	—	—	—
Hops, barley and wheat	52,466	35,589	6,346	4,503	2,288	2,157	1,583
Equipment and machinery	35,528	35,528	—	—	—	—	—
Other	20,422	17,123	2,620	364	170	45	100

Total contractual obligations	$241,477	$188,524	$18,793	$14,519	$7,218	$6,540	$5,883

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future

hop requirements, among other factors. These purchase commitments extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 28, 2019 totaled $
39.2
 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.
Currently, the Company has entered into contracts for barley and wheat with two major suppliers. The contracts include crop year 2019 and 2020 and cover the Company’s barley, wheat, and malt requirements for 2020. These purchase commitments outstanding at December 28, 2019 totaled $
13.3
 million.
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

For the fiscal year ended December 28, 2019, the Company brewed approximately 74% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company is also obligated to meet annual volume requirements in conjunction with certain production arrangements, which are not material to the Company’s operations.
During fiscal years 2018 and 2019, the Company amended its brewing services agreement with City Brewing to include a minimum capacity availability commitment. The amendment grants the Company the right to extend the agreement beyond the December 31, 2021 termination date on an annual basis through December 31, 2029. The amendments require the Company to pay up to $26.5 million dollars for capital improvements at City Brewing facilities, of which $20.5 million had been paid as of December 28, 2019 and the remaining amount of $6.0 million is expected to be paid in May 2020. In fiscal year 2019, City Brewing supplied approximately 23% of the Company’s annual shipment volume. At December 28, 2019, the Company had prepaid brewing service fees of $4.9 million in prepaid expenses and other current assets and $12.9 million in other assets, long term. The Company plans to expense the total amount of $17.8 million
over a 60 month period ending in 2024.
The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 28, 2019, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.
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
At December 28, 2019 and December 29, 2018, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 28, 2019, and December 29, 2018, the Company’s cash and cash equivalents balance was $36.7 million and $108.4 million, respectively, including money market funds amounting to $29.5 million and $107.5 million, respectively.
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
Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over three to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year
term. During fiscal years 2019, 2018, and 2017, the Company granted options to purchase 26,507 shares, 27,490 shares, 5,185 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the shares granted in 2019, 14,680 shares related to performance-based stock options and 11,827 shares related to service-based stock options.
In December 2018, the Employee Equity Incentive Plan was amended to permit the grant of restricted stock units. Previously, the Company granted restricted stock awards. Restricted stock units are also granted at the Board of Directors’ discretion. During fiscal years 2019, 2018, and 2017, the Company granted 22,509 shares, 83,561 shares, and 15,800 shares, respectively, of restricted stock units or awards to certain senior managers and key employees, all of which are service-based and vest ratably over service periods of one to five years.
The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal years 2019, 2018, and 2017, employees elected to purchase an aggregate of 7,901 investment shares, 9,214 investment shares, and 10,146 investment shares, respectively.
The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.1 million shares were available for grant as of December 28, 2019. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.
Non-Employee
Director Options
The Company has a stock option plan for
non-employee
directors of the Company (the
“Non-Employee
Director Plan”), pursuant to which each
non-employee
director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or
re-election
to the Board of Directors. Stock options issued to
non-employee
directors vest upon grant and have a maximum contractual term of ten years
. During fiscal years 2019, 2018, and 2017 the Company granted options to purchase an aggregate of 4,779 shares, 5,080 shares, and 10,188 shares of the Company’s Class A Common Stock to non-employee
directors, respectively.
The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the
Non-Employee
Director Plan, of which 0.1 million shares were available for grant as of December 28, 2019. Shares under any cancelled non-employee
directors’ stock options or options that expire unexercised are returned to the reserve under the
Non-Employee
Director Plan for future grants.
Option Activity
Information related to stock options under the Equity Plan and the
Non-Employee
Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2018	366,829	$155.75
Granted	31,286	313.56
Forfeited	—	—
Expired	—	—
Exercised	(82,437)	97.80

Outstanding at December 28, 2019	315,678	$186.53	5.75	$60,680

Exercisable at December 28, 2019	93,113	$148.60	4.08	$21,430

Vested and expected to vest at December 28, 2019	286,312	$184.83	5.67	$55,522

Of the total options outstanding at December 28, 2019, 65,306 shares were performance-based options for which the performance criteria had yet to be achieved and 40,607 shares were performance-based options for which the performance criteria had been met but yet to be approved for vesting by the Board of Directors.
Stock Compensation to Chief Executive
Officer
On April 30, 2018, the Company granted its incoming Chief Executive Officer a performance-based stock option to purchase 9,959 shares of the Company’s Class A Common stock with a weighted average fair value of $100.50 per share, which vests through 2022. The incoming Chief Executive Officer was also granted 64,325 restricted stock awards with a weighted-average fair value of $229.30 per share with service-based vesting through 2023.

Stock-Based Compensation
The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2019	2018	2017
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$3,996	$3,243	$2,868
Amounts included in general and administrative expenses	8,341	6,792	3,448

Total stock-based compensation expense	$12,337	$10,035	$6,316

Amounts related to performance-based stock awards included in total stock-based compensation expense	$1,944	$1,750	$36

As permitted by ASC 718, the Company uses a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the trinomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the trinomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted in fiscal years 2019, 2018, and 2017 was $
131.91
, $
92.89
, and $
72.52
per share, respectively, as calculated using a trinomial option-pricing model.
Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2019	2018	2017
Expected volatility	32.1%	34.0%	36.2%
Risk-free interest rate	2.63%	2.68%	2.30%
Expected dividends	0%	0%	0%
Exercise factor	2.33 times	2.52 times	3.63 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%
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
The Company recognizes compensation expense, less estimated forfeitures of 11.0%. The forfeiture rate is based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures
.

The total fair value of options vested during fiscal years 2019, 2018, and 2017 was $2.5 million, $3.2 million, and $2.9 million, respectively. The aggregate intrinsic value of stock options exercised during fiscal years 2019, 2018, and 2017 was $20.9 million, $19.2 million, and $14.9 million, respectively.
Based on equity awards outstanding as of December 28, 2019, there is $24.8 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.0 years. The following table summarizes the estimated future annual stock-based compensation expense related to share-based arrangements existing as of
Decemb
er 28, 2019 that are ex
pected
 to vest (in thousands):

2020	$10,231
2021	7,529
2022	5,000
2023	1,731
2024	334

Total	$24,825

Non-Vested
Shares
Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 29, 2018	126,720	$192.74
Granted	30,410	269.91
Vested	(33,205)	188.63
Forfeited	(1,783)	161.42

Non-vested at December 28, 2019	122,142	$213.52

33,205 shares vested in 2019 with a weighted average fair value of $188.63. 20,678 shares vested in 2018 with a weighted average fair value of $156.50. 22,213 shares vested in 2017 with a weighted average fair value of $151.32.
Stock Repurchase Program
In 1998, the Board of Directors authorized management to implement a stock repurchase program. As of December 28, 2019, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million as follows:

	Number of Shares	Aggregate Purchase Price
		(in thousands)
Repurchased at December 31, 2016	12,483,556	$607,750
2017 repurchases	963,790	144,602

Repurchased at December 30, 2017	13,447,346	752,352
2018 repurchases	349,691	88,312

Repurchased at December 29, 2018	13,797,037	840,664

2019 repurchases	—	—

Repurchased at December 28, 2019	13,797,037	$840,664

O.	Employee Retirement Plans and Post-Retirement Medical Benefits

The Company has one retirement plan covering substantially all non-union employees; two other retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union; and post-retirement medical benefits covering substantially all union employees.
Non-Union
Plans
The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union
employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, A & S Brewing Collaborative LLC, or Angry Orchard Cider Company, LLC. All
non-union
employees of these entities are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 6% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first $1,000 of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $4.0 million, $3.5 million, and $3.2 million in fiscal years 2019, 2018, and 2017, respectively. The basic annual administrative fee for the Boston Beer 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. Participant forfeitures are also available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company. In January 2020, the Company amended the Boston Beer 401(k) Plan to update the Company match as follows: 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution, up to a maximum of 5%.
As part of the Dogfish Head Transaction, the Company acquired The Dogfish Head 401(k) Plan (the “Dogfish Head 401(k) Plan”), which is a Company-sponsored defined contribution plan that is available to all Dogfish Head employees. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 5% of compensation is taken into account in determining the amount of the match. The Company matches 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution. The Company’s contributions to the Dogfish Head 401(k) Plan amounted to $0.3 million in fiscal year 2019. In January 2020, the Dogfish Head 401(k) Plan merged with the Boston Beer 401(k) Plan.
Union Plans
The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) is a Company-sponsored defined contribution plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal years 2019 and 2018 were insignificant. The basic annual administrative fee for the SACB 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year, excluding participant loans, is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the SACB 401(k) Plan. Such fees are not material to the Company.
The Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”) is a Company-sponsored defined benefit pension plan. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union

7
0

No. 1199 (“Local Union 1199”), or persons on leave from the Company who are employed by Local Union 1199, and in either case who have completed 12 consecutive months of employment with at least 750 hours worked
.

The defined benefit is determined based on years of service since July 1991. The Company made contributions of $
314,000
, $
315,000
and $
238,000
in fiscal years 2019, 2018 and 2017, respectively. At December 28, 2019 and December 29, 2018, the unfunded projected pension benefits were $
2.7
 million and $
2.0
 million, respectively.
The Company provides a supplement to eligible retirees from Local 1, Local 20, and Local Union 1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement and, in the case of retirees from

Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 3.32% at December 28, 2019 and 4.27% at December 29, 2018 and a 2.5% health care cost increase based on the Cincinnati Consumer Price Index for the years 2019, 2018, and 2017. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.
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
The funded status of the Local 1199 Pension Plan and the Retiree Medical Plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(in thousands)
Fair value of plan assets at end of fiscal year	$3,946	$3,322	$—	$—
Benefit obligation at end of fiscal year	6,680	5,357	888	731

Unfunded Status	$(2,734)	$(2,035)	$(888)	$(731)

On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third
-
party annuities. In the fourth quarter of 2020 the Company expects to complete the termination of the plan and estimates an expense of approximately $1.9 million will be recorded as a result of the termination.
Prior to the agreement with the Local 1199 Union to terminate the pension plan, the Local 1199 Pension Plan invested in a family of funds designed to minimize excessive short-term risk and focus on consistent, competitive long-term performance, consistent with the funds’ investment objectives. The fund-specific objectives vary and include maximizing long-term returns both before and after taxes, maximizing total return from capital appreciation plus income, and investing in funds that invest in common stock of companies that cover a broad range of industries. The Local 1199 Plan’s investments are considered category 1 assets in the fair value hierarchy and the fair values were determined by reference to period-end
quoted market prices.
As a result of the Local 1199 Pension Plan termination, the basis of the long-term rate of return assumption of 1.75% reflects the Local 1199
Plan’s
current targeted asset allocation of approximately 100% of assets invested

in money market funds. The assumed discount rate in estimating the pension obligation was 3.32% and 4.27% at December 28, 2019 and December 29, 2018, respectively.
The Local 1199 Plan’s weighted
-
average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 28, 2019	December 29, 2018
Cash equivalents	100%	0%
Equity securities	0%	61%
Debt securities	0%	39%

Total	100%	100%

P.	Net Income per Share

Net Income per Common Share
-
 Basic
The following table sets forth the computation of basic net income per share using the two-class
method:

	December 28, 2019	December 29, 2018	December 30, 2017
	(in thousands, except per share data)
Net Income	$110,041	$92,663	$99,049

Allocation of net income for basic:
Class A Common Stock	$82,474	$68,080	$73,114
Class B Common Stock	26,600	23,710	25,391
Unvested participating shares	967	873	544

	$110,041	$92,663	$99,049
Weighted average number of shares for basic:
Class A Common Stock	8,908	8,620	8,933
Class B Common Stock*	2,873	3,002	3,102
Unvested participating shares	105	111	67

	11,886	11,733	12,102
Net income per share for basic:
Class A Common Stock	$9.26	$7.90	$8.18

Class B Common Stock	$9.26	$7.90	$8.18

*	Change in Class B Common Stock resulted from the conversion of
100,000
shares to Class A Common Stock on March 7, 2017,
79,000
shares to Class A Common Stock on October 31, 2017,
100,000
shares to Class A Common Stock on November 1, 2018,
100,000
shares to Class A Common stock on August 8, 2019 and
145,000
shares to Class A Common stock on December 13, 2019 with the ending number of shares reflecting the weighted average for the period.

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

	Fifty-two weeks ended December 28, 2019
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$82,474	8,908	$9.26
Add: effect of dilutive potential common shares
Share-based awards	—	127
Class B Common Stock	26,600	2,873
Net effect of unvested participating shares	10	—
Net income per common share - diluted	$109,084	11,908	9.16

	Fifty-two weeks ended December 29, 2018
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$68,080	8,620	$7.90
Add: effect of dilutive potential c o mmon shares
Share-based awards	—	112
Class B Common Stock	23,710	3,002
Net effect of unvested participating shares	8	—
Net income per common share - diluted	$91,798	11,734	$7.82

	Fifty-two weeks ended December 30, 2017
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$73,114	8,933	$8.18
Add: effect of dilutive potential common shares
Share-based awards	—	145
Class B Common Stock	25,391	3,102
Net effect of unvested participating shares	7	—
Net income per common share - diluted	$98,512	12,180	$8.09

Basic net income per common share for each share of Class A

Com
m
on

Stock and Class B Common Stock is $9.26, $7.90, and $8.18 for the fiscal years 2019, 2018, and 2017, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one
basis at the option of the stockholder.
Weighted average stock options to purchase 23,000, 100,000, and 785,000 shares of Class A Common Stock were outstanding during fiscal 2019, 2018, and 2017, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 10,000, 10,000, and 36,000 shares of Class A Common Stock were outstanding during fiscal 2019, 2018, and

2017,
respectively
, but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

Q.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect, and cumulative currency translation adjustments. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs and currency translation adjustments due to tax rate changes in the period. The following table details the changes in accumulated other comprehensive loss for 2019, 2018, and 2017 (in thousands):

Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(1,103)

Deferred pension and other post-retirement benefit costs, net of tax benefit of $57	(170)
Amortization of Deferred benefit costs, net of tax benefit of $11	(32)
Currency translation adjustment	17

Balance at December 30, 2017	$(1,288)
Deferred pension and other post-retirement benefit costs, net of taxes of $64	191
Amortization of Deferred benefit costs, net of taxes of $29	86
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(211)
Currency translation adjustment	25

Balance at December 29, 2018	$(1,197)

Deferred pension and other post-retirement benefit costs, net of taxes of $150	(442)
Amortization of Deferred benefit costs, net of taxes of $26	(77)
Currency translation adjustment	47

Balance at December 28, 2019	$(1,669)

R.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2019	$2	$45	$0	$47
2018	$—	$2	$—	$2
2017	$—	$—	$—	$—

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery) *	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2019	$4,636	$43,920	$(42,284)	$6,272
2018	$3,072	$36,213	$(34,649)	$4,636
2017	$3,078	$30,171	$(30,177)	$3,072

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2019	$2,580	$8,092	$(4,297)	$6,375
2018	$1,826	$4,175	$(3,421)	$2,580
2017	$2,262	$5,751	$(6,187)	$1,826

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2019	$2,146	$4,406	$(4,724)	$1,828
2018	$3,023	$2,691	$(3,568)	$2,146
2017	$5,226	$5,449	$(7,652)	$3,023

*	2018 net provision of the discount accrual includes $1.7 million related to the cumulative effect adjustment to retained earnings and the current year adjustment to deferred revenue related to the adoption of ASU
2014-09.

S.	Related Party Transactions

The Company has entered a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for fiscal 2019 was approximately $183,000.

In addition, for fiscal 2019, the Company incurred expenses of less than $30,000 to various other suppliers affiliated with the Dogfish Head founders.
T.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 28, 2019, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

U.	Quarterly Results (Unaudited)

The Company’s fiscal quarters are consistently determined year to year and generally consist of 13 weeks, except in those fiscal years in which there are fifty-three weeks where the last fiscal quarters then consist of 14 weeks. In management’s opinion, the following unaudited information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters
.

	For Quarters Ended
	December 28, 2019 (2)	September 28, 2019 (2)	June 29, 2019 (2)	March 30, 2019	December 29, 2018	September 29, 2018 (1)	June 30, 2018	March 31, 2018
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Net revenue	$301,300	$378,466	$318,407	$251,651	$225,222	$306,870	$273,100	$190,457

Gross profit	142,789	187,835	159,002	124,540	116,949	157,227	141,970	96,097

Operating income	17,702	59,836	37,932	29,443	28,851	46,728	31,064	9,238

Net income	$13,762	$44,729	$27,856	$23,694	$21,811	$38,007	$23,535	$9,310

Net income per share – basic	$1.13	$3.70	$2.39	$2.04	$1.88	$3.25	$1.99	$0.79

Net income per share – diluted	$1.12	$3.65	$2.36	$2.02	$1.86	$3.21	$1.98	$0.78

(1)	During the third quarter of 2018, the Company recorded a $4.5 million tax benefit related to tax accounting method changes.

(2)	During the second, third and
fourth
quarter of 2019, the Company recorded $1.9 million, $5.9 million and $2.1 million in non-reoccurring
transaction fees related to the Dogfish Head Transaction, respectively.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. As described in Item 1 and in Note C of the Notes to Consolidated Financial Statements, we completed the Dogfish Head Brewery Transaction in July 2019. As permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at Dogfish Head Brewery, whose financial statements reflect total assets and net revenues constituting approximately 12% and 4%, respectively, of the consolidated financial statement amounts as of and for the year ended December 28, 2019. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control—Integrated Framework (2013 framework)
. Based on its assessment, the Company believes that, as of December 28, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.
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
Boston, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s adoption of FASB Accounting Standards Update
2016-02,
Leases (Topic 842)
on December 30, 2018.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dogfish Head Brewery, which was acquired on July 3, 2019, and whose financial statements constitute 12% of total assets and 4% of net revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2019. Accordingly, our audit did not include the internal control over financial reporting at Dogfish Head Brewery.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 19, 2020

(c) Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As set forth above, we excluded from our assessment the internal control over financial reporting at Dogfish Head Brewery for the year ended December 28, 2019. We consider Dogfish Head material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Dogfish Head into our internal control structure.
Item 9B.	Other Information
None.

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance

In December 2002, the Board of Directors of the Company adopted a (i) Code of Business Conduct and Ethics that applies to its Chief Executive Officer and its Chief Financial Officer, and (ii) Corporate Governance Guidelines. The Code of Business Conduct and Ethics was amended effective August 1, 2007 to provide for a third-party whistleblower hotline. These, as well as the charters of each of the Board Committees, are posted on the Company’s investor relations website,
www.bostonbeer.com
, and are available in print to any shareholder who requests them. Such requests should be directed to the Investor Relations Department, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, MA 02210. The Company intends to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s Chief Executive Officer or Chief Financial Officer and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation
S-K
by posting such information on the Company’s website.
The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting to be held on May 14, 2020.
Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting to be held on May 14, 2020.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership
The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting to be held on May 14, 2020.
Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	315,678	$186.53	1,170,632
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	315,678	$186.53	1,170,632

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting to be held on May 14, 2020.
Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting to be held on May 14, 2020.

PART IV.
Item 15.	Exhibits, Financial Statement Schedules
(a)1. Financial Statements.
The following financial statements are filed as a part of this report:

Page
Report of Independent Registered Public Accounting Firm	40
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018	43
Consolidated Statements of Comprehensive Income for the years ended December 28, 2019, December 29, 2018, and December 30, 2017	42
Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2019, December 29, 2018, and December 30, 2017	44
Consolidated Statements of Cash Flows for the years ended December 28, 2019, December 29, 2018, and December 30, 2017	45
Notes to the Consolidated Financial Statements	46
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

2.1
Agreement and Plan of Merger, dated May 8, 2019, with Dogfish Head Holding Company, Canoe Acquisition Corp., and solely with respect to the indemnification obligations set forth in the Merger Agreement, Samuel A. Calagione III and Mariah D. Calagione (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 9, 2019).

2.2
Membership Unit Purchase Agreement, dated May 8, 2019, by and among The Boston Beer Company, Inc., Dogfish East of the Mississippi LP, and solely with respect to indemnification obligations set forth therein, Samuel A. Calagione III and Mariah D. Calagione (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 9, 2019).

2.3
Membership Unit Purchase Agreement, dated as of May 8, 2019, by and among The Boston Beer Company, Inc. and DFH Investors LLC (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on May 9, 2019).

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-96164). (P)

*4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit No.	Title

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

**10.9
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

10.10
Amendment dated January 24, 2014 to the Second Amended and Restated Credit Agreement between Bank of America, N.A., successor-in-merger to Fleet National Bank, and The Boston Beer Company, Inc. and Boston Beer Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2014).

**10.11
The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, October 8, 2013, October 8, 2014, and December 9, 2015, December 20, 2017, and December 20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2018).

Exhibit No.	Title

**10.12	Martin F. Roper Proprietary Information and Restrictive Covenant Agreement dated February 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

**10.13
Offer Letter to David A. Burwick, future Chief Executive Officer and President, dated January 23, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2018).

10.14
Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 27, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2018).

**10.15	Employment Agreement of Samuel A. Calagione III, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on July 25, 2019)

**10.16	Offer Letter to Lesya Lysyj, future Chief Marketing Officer, dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s 10-Q filed on July 25, 2019).

10.17	Registration Rights Agreement with the Former Dogfish Head Stockholders, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on July 25, 2019).

**10.18	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on July 25, 2019).

*21.5	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 28, 2019.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.LAB	Inline XBRL Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*101DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

*	Filed with this report.

+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

**	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19 th
day of February 2020.

THE BOSTON BEER COMPANY, INC.

/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ David A. Burwick David A. Burwick	President, Chief Executive Officer (principal executive officer) and Director

/s/ Frank H. Smalla Frank H. Smalla	Chief Financial Officer (principal financial officer)

/s/ Matthew D. Murphy Matthew D. Murphy	Chief Accounting Officer (principal accounting officer)

/s/ David P. Fialkow David P. Fialkow	Director

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director

/s/ Meghan V. Joyce Meghan V. Joyce	Director

/s/ C. James Koch C. James Koch	Chairman and Director

/s/ Michael Spillane Michael Spillane	Director

/s/ Jean-Michel Valette Jean-Michel Valette	Director