Form 10-Q
period 2020-03-28
BOSTON BEER CO INC
filed 2020-04-22
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020
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
of the Act.)    Yes
☐

No
☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 17, 2020:

Class A Common Stock, $.01 par value	9,655,555
Class B Common Stock, $.01 par value	2,522,983
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM
10-Q
March 28, 2020

EX-31.1
Section 302 CEO Certification
EX-31.2
Section 302 CFO Certification
EX-32.1
Section 906 CEO Certification
EX-32.2
Section 906 CFO Certification

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 28,	December 28,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$129,504	$36,670
Accounts receivable	58,253	54,404
Inventories	124,529	106,038
Prepaid expenses and other current assets	14,894	12,077
Income tax receivable	8,823	9,459

Total current assets	336,003	218,648
Property, plant and equipment, net	550,030	541,068
Operating right-of-use assets	63,039	53,758
Goodwill	112,529	112,529
Intangible assets	104,209	104,272
Other assets	27,754	23,782

Total assets	$1,193,564	$1,054,057

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$92,247	$76,374
Accrued expenses and other current liabilities	89,078	99,107
Current operating lease liabilities	5,459	5,168

Total current liabilities	186,784	180,649
Deferred income taxes, net	77,389	75,010
Line of credit	100,000	—
Non-current operating lease liabilities	63,248	53,940
Other liabilities	7,907	8,822

Total liabilities	435,328	318,421
Commitments and Contingencies (See Note K)
Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,559,200 and 9,370,526 issued and outstanding as of March 28, 2020 and December 28, 2019, respectively	96	94
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,522,983 and 2,672,983 issued and outstanding as of March 28, 2020 and December 28, 2019, respectively	25	27
Additional paid-in capital	576,208	571,784
Accumulated other comprehensive loss, net of tax	(1,727)	(1,669)
Retained earnings	183,634	165,400

Total stockholders’ equity	758,236	735,636

Total liabilities and stockholders’ equity	$1,193,564	$1,054,057

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended
	March 28, 2020	March 30, 2019
Revenue	$352,225	$267,559
Less excise taxes	21,660	15,908

Net revenue	330,565	251,651
Cost of goods sold	182,592	127,111

Gross profit	147,973	124,540
Operating expenses:
Advertising, promotional and selling expenses	97,891	71,723
General and administrative expenses	27,029	23,374
Impairment of assets	1,521	—

Total operating expenses	126,441	95,097

Operating income	21,532	29,443
Other (expense) income, net:
Interest income, net	63	637
Other (expense) income, net	(360)	(252)

Total other (expense) income, net	(297)	385

Income before income tax provision	21,235	29,828
Income tax provision	3,001	6,134

Net income	$18,234	$23,694

Net income per common share - basic	$1.50	$2.04

Net income per common share - diluted	$1.49	$2.02

Weighted-average number of common shares - Class A basic	9,425	8,606

Weighted-average number of common shares - Class B basic	2,645	2,918

Weighted-average number of common shares - diluted	12,186	11,636

Net income	$18,234	$23,694

Other comprehensive income:
Foreign currency translation adjustment	(58)	37

Comprehensive income	$18,176	$23,731

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the thirteen weeks ended March 28, 2020 and March 30, 2019
(in thousands)
(unaudited)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636
Net income							18,234	18,234
Stock options exercised and restricted shares activities	38	—			1,858			1,858
Stock-based compensation expense					2,566			2,566
Conversion from Class B to Class A	150	2	(150)	(2)				—
Currency translation adjustment						(58)		(58)

Balance at March 28 , 20 20	9,559	$96	2,523	$25	$576,208	$(1,727)	$183,634	$758,236

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317
Net income							23,694	23,694
Stock options exercised and restricted shares activities	54	—			3,704			3,704
Stock-based compensation expense					2,066			2,066
Currency translation adjustment						37		37

Balance at March 30, 2019	8,634	$86	2,918	$29	$411,481	$(1,160)	$79,382	$489,818

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASHFLOWS (in thousands) (unaudited)

	Thirteen weeks ended
	March 28,	March 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$18,234	$23,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,945	12,863
Impairment of assets	1,521	—
Loss on disposal of property, plant and equipment	—	271
Change in ROU assets	1,807	859
Credit loss expense	552	—
Stock-based compensation expense	2,566	2,066
Deferred income taxes	2,379	1,029
Changes in operating assets and liabilities:
Accounts receivable	(4,436)	(20,452)
Inventories	(23,856)	(15,353)
Prepaid expenses, income tax receivable and other assets	(884)	1,336
Accounts payable	14,264	14,400
Accrued expenses and other current liabilities	(7,579)	(6,465)
Change in operating lease liability	(1,489)	(624)
Other liabilities	(100)	19

Net cash provided by operating activities	18,924	13,643

Cash flows used in investing activities:
Purchases of property, plant and equipment	(27,394)	(22,080)
Proceeds from disposal of property, plant and equipment	35	1
Other investing activities	96	28

Net cash used in investing activities	(27,263)	(22,051)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	2,941	2,968
Net cash paid on note payable and finance leases	(209)	(72)
Payment of tax withholdings on stock-based payment awards and investment shares	(1,559)	—
Cash borrowed on line of credit	100,000	—

Net cash provided by financing activities	101,173	2,896

Change in cash and cash equivalents	92,834	(5,512)
Cash and cash equivalents at beginning of year	36,670	108,399

Cash and cash equivalents at end of period	$129,504	$102,887

Supplemental disclosure of cash flow information:
Income taxes paid	$5	$207

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$2,097	$885

Operating cash flows from finance leases	$22	$8

Financing cash flows from finance leases	$141	$7

Right-of-use assets obtained in exchange for operating lease obligations	$11,088	$27,034

Right-of-use assets obtained in exchange for finance lease obligations	$—	$3
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$(1,029)	$118

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation

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
®
”, “Coney Island
®
Brewing Company” and “American Fermentation Company”.
The accompanying unaudited consolidated balance sheet as of March 28, 2020, and the consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the interim periods ended March 28, 2020 and March 30, 2019 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019.
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 28, 2020 and the results of its consolidated operations, stockholders’ equity, and cash flows for the interim periods ended March 28, 2020 and March 30, 2019, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
B.	COVID-19 Pandemic

In early March 2020, the Company began seeing the impact of the
COVID-19
pandemic on its business. The impact was primarily shown in significantly reduced keg demand from the on-premise
channel as well as increased labor and safety related costs at the Company’s breweries. In the first quarter of 2020, the Company recorded
COVID-19
pre-tax
related reductions in net revenue and increases in other costs that total $10.0 million. This amount consists of a $5.8 million reduction in net revenue for estimated keg returns from distributors and retailers and $4.2 million of other
COVID-19
related direct costs, of which $3.6 million are recorded in cost of goods sold and $0.6 million are recorded in operating expenses. While the duration of the disruption and related impact on the Company’s consolidated financial statements is currently uncertain, the Company expects this matter will continue to negatively impact its results of operations.
C.	Dogfish Head Brewery Transaction

On May 8, 2019, the Company entered into definitive agreements to acquire Dogfish Head Brewery (“Dogfish Head”) and various related operations (the “Transaction”) through the acquisition of all of the equity interests held by certain private entities in
Off-Centered
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
The following unaudited pro forma information has been prepared, as if the Transaction and the related debt financing had occurred as of December 30, 2018, the first day of the Company’s 2019 fiscal year. The pro forma amounts reflect the combined historical operational results for Boston Beer and Dogfish Head, after giving effect to adjustments related to the impact of purchase accounting, transaction costs and financing. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the Transaction occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:
(i)	Depreciation and amortization expenses were updated to reflect the fair value adjustments to Dogfish Head property, plant and equipment and intangible assets beginning December 30, 2018.

(ii)	Transaction costs incurred to date have been re-assigned to the first period of the comparative fiscal year.

(iii)	Interest expense has been included at a rate of approximately 3% which is consistent with the borrowing rate on the Company’s current line of credit.

(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 23.6%.

(v)	Earnings per share amounts are calculated using the Company’s historical weighted average shares outstanding plus the 429,291 shares issued in the merger.

	Thirteen weeks ended
	March 28,	March 30,
	2020	2019
	(in thousands)
Net revenue	$330,565	$276,739
Net income	$18,234	$24,664
Basic earnings per share	$1.50	$2.04
Diluted earnings per share	$1.49	$2.02

D.	Goodwill and Intangible Assets

There were no changes in the carrying value of goodwill during the thirteen weeks ended March 28, 2020 and March 30, 2019.

The Company’s intangible assets as of March 28, 2020 and December 28, 2019 were as follows:

		As of March 28, 2020			As of December 28, 2019
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
		(in thousands)
Custmer Relationships	15	$3,800	$(190)	$3,610	$3,800	$(127)	$3,673
Trade Names	Indefinite	100,599	—	100,599	100,599	—	100,599

Total intangible assets		$104,399	$(190)	$104,209	$104,399	$(127)	$104,272

As disclosed within Note C, the Company acquired intangible assets as part of the Dogfish Head Transaction that consists of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible will be amortized on a straight-line basis over the 15 year useful life. Amortization expense in the thirteen weeks ended March 28, 2020 was approximately $63,000. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thou sands)
Remainder of 2020	$190
2021	253
2022	253
2023	253
2024	253
2025	253

E.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard in the first quarter of fiscal 2020 and there was no material impact.
In January 2017, the FASB issued ASU No.
 2017-04,
Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Prior to ASU No.
 2017-04,
the goodwill impairment test is a
two-step
assessment, if indicators of impairment exist. The first step requires an entity to compare each reporting unit’s carrying value and its fair value. If the reporting unit’s carrying value exceeds the fair value, then the entity must perform the second step, which is to compare the implied fair value of goodwill to its carrying value, and record an impairment charge for any excess of carrying value of goodwill over its implied fair value. An entity also has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU
2017-04
simplifies the goodwill impairment test by eliminating the second step of the test. As such, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. ASU
2017-04
is effective prospectively for the year beginning December 29, 2019. The Company completes its annual goodwill impairment assessment during the third quarter. The Company does not expect the adoption of ASU
2017-04
to have a material impact on its consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard includes multiple key provisions, including removal of certain exceptions to ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

F.	Revenue Recognition

During the thirteen weeks ended March 28, 2020
and March
30,

2019
approximately 96% of the Company’s revenue was from shipments of its products to domestic distributors
,
 3% from shipments to international distributors, primarily located in Canada
 and
 1%
was
from retail beer, cider, and merchandise sales at the Company’s retail locations.
The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 28, 2020 and December 28, 2019, the Company has deferred $13.9 million and $7.0 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $8.2 million and $6.2 million for the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively. The agreed-upon discount rates are applied to certain distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.
Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses
,
based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale
and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen weeks ended March 28, 2020 and March 30, 2019 were $4.2 million and $3.1 million, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
The Further Consolidated Appropriations Act, 2020 extends reductions in federal excise taxes as a result of the Tax Cuts and Jobs Act of 2017 through December 31, 2020. The Company benefited from a reduction in federal excise taxes of $2.6 million and $1.7 million for the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively.
Shipment volume for the quarter was significantly higher than depletions volume and resulted in significantly higher distributor inventory as of March 28, 2020 when compared to March 30, 2019. The Company believes distributor inventory as of March 28, 2020 averaged approximately 6 weeks on hand and was at an appropriate level based on the supply chain capacity constraints and inventory requirements to support the forecasted growth of Truly and Twisted Tea brands over the summer. The Company expects wholesaler inventory levels in terms of weeks on hand to return to more normal levels of approximately 4 weeks on hand later in the year.

G.	Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops
,
 flavorings,
 apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in,
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

	March 28,	December 28,
	2020	2019

	(in thousands)
Current inventory:
Raw materials	$73,267	$61,522
Work in process	14,775	12,631
Finished goods	36,487	31,885

Total current inventory	124,529	106,038
Long term inventory	15,413	10,048

Total inventory	$139,942	$116,086

H.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2034. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. ROU assets and lease liabilities commencing after December 30, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March
28
, 2020, and December 28, 2019 total ROU assets and lease liabilities were as follows:

	Classification	Leases
		March 28,	December 28,
		2020	2019
		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$63,039	$53,758
Finance lease assets	Property, plant and equipment, net	2,398	2,531
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	5,459	5,168
Finance lease liabilities	Accrued expenses and other current liabilities	551	546
Non-current
Operating lease liabilities	Non-current operating lease liabilities	63,248	53,940
Finance lease liabilities	Other liabilities	1,896	2,042

The gross value and accumulated depreciation of ROU assets related to finance leases as of March 28, 2020 and December 28, 2019 were as follows:

	Finance Leases
	March 28,	December 28,
	2020	2019

	(in thousands)
Gross value	$2,837	$2,837
Accumulated amortization	(439)	(306)

Carrying value	$2,398	$2,531

Components of lease cost for the thirteen weeks ended March 28, 2020 and March 30, 2019 were as follows:

	Lease Cost
	March 28,	March 30,
	2020	2019

	(in thousands)
Operating lease cost	$2,415	$1,128
Variable lease costs not included in liability	485	199
Finance lease cost:
Amortization of right-of-use asset	133	—
Interest on lease liabilities	22	—

Total finance lease cost	$155	$—

Maturities of lease liabilities as of March 28, 2020 were as follows:

	Operating Leases	Capital Leases	Weighted-Average Remaining Term in Years
			Operating Leases	Capital Leases
	(in thousands)
2020	$3,962	$464
2021	9,816	626
2022	9,695	626
2023	9,694	626
2024	9,470	265
Thereafter	39,524	23

Total lease payments	82,161	2,630
Less imputed interest (based on 3.5% weighted-average discount rate)	(13,454)	(183)

Present value of lease liability	$68,707	$2,447	9.4	4.5

The Company has additional lease liabilities of $3.9 million which have not yet commenced as of March 28, 2020, and as such, have not been recognized on the Company’s Consolidated balance sheet. These leases are expected to commence during the second quarter of 2020 with a term of three years.

I.	Net Income per Share

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

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program, which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. The unvested shares participate equally in dividends. See Note O for a discussion of the current year unvested stock awards and issuances.
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
two-class
method:

	Thirteen weeks ended
	March 28,	March 30,
	2020	2019

	(in thousands, except per share data)
Net income	$18,234	$23,694

Allocation of net income for basic:
Class A Common Stock	$14,136	$17,525
Class B Common Stock	3,967	5,942
Unvested participating shares	131	227

	$18,234	$23,694
Weighted average number of shares for basic:
Class A Common Stock	9,425	8,606
Class B Common Stock*	2,645	2,918
Unvested participating shares	87	111

	12,157	11,635
Net income per share for basic:
Class A Common Stock	$1.50	$2.04

Class B Common Stock	$1.50	$2.04

*
Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on August 8, 2019, 145,000 shares to Class A Common Stock on December 13, 2019 and 150,000 shares to Class A Common Stock on March 6, 2020 with the ending number of shares reflecting the weighted average for the period.

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

	Thirteen weeks ended
	March 28, 2020			March 30, 2019
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$14,136	9,425	$1.50	$17,525	8,606	$2.04
Add: effect of dilutive potential common shares
Share-based awards	—	116		—	112
Class B Common Stock	3,967	2,645		5,942	2,918
Net effect of unvested participating shares	1	—		2	—

Net income per common share - diluted	$18,104	12,186	$1.49	$23,469	11,636	$2.02

Weighted-average stock options to purchase approximately 33,000 and 15,000 shares of Class A Common Stock were outstanding during the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively, but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 10,000 and 10,000 shares of Class A Common Stock were outstanding as of March 28, 2020 and March 30, 2019, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options were not met as of the end of the reporting period.
All of the performance-based stock options to purchase approximately 10,000 shares of Class A Common Stock that were excluded from computing diluted net income per common share as of March 28, 2020, were granted in 2016 to a key employee.

The vesting of these shares requires annual depletions, or sales by distributors
to retailers, of certain of the Company’s brands to attain various thresholds during the period from 2017 to 2023.

J.	Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended March 28, 2020 and March 28, 2019 were not material.

K.	Commitments and Contingencies

Contract Obligations
The Company had outstanding total
non-cancelable
contract obligations of $239.9 milli
on a
t March 28, 2020. These obligations are made up of advertising contracts of $71.2 million, ingredients of $51.1 million, equipment and machinery of $45.8 million, hops, barley and wheat totaling $44.3 million, and other commitments of $27.5 million.
T
he Company has entered into contracts for barley and wheat with three major suppliers. The contracts include crop year 2019 and cover the Company’s barley, wheat, and malt requirements for
2020 and part of 2021. These
purchase commitments outstanding at March 28, 2020 totaled $13.2 million.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros, New Zealand Dollars, and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at March 28, 2020 totaled $31.1 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.
Currently, the Company brews and packages more than 60% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged.

The Company is in the process of assessing the impact the
COVID-19
pa
nde
mic will have on its future commitments and contingencies but does not believe that the future commitments will be materially adversely impacted.
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

L.	Income Taxes

As of March 28, 2020 and December 28, 2019, the Company had approximately $0.8 million and $0.8 million, respectively, of unrecognized income tax benefits.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 28, 2020 and December 28, 2019, the Company had $0.1 million and $0.1 million, respectively, accrued for interest and penalties recorded in other liabilities.
The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of March 28, 2020. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
The following table provides a summary of the income tax provision for the thirteen weeks ended March 28, 2020 and March 30, 2019:

	Thirteen weeks ended
	March 28,	March 30,
	2020	2019

	(in thousands)
Summary of income tax provision
Tax provision based on net income	$5,005	$7,909
Benefit of ASU 2016-09	(2,004)	(1,775)

Total income tax provision	$3,001	$6,134

The Company’s effective tax rate for the thirteen weeks ended March 28, 2020, excluding the impact of ASU
2016-09,
decreased to 23.6% from 26.5% for the thirteen weeks ended March 30, 2019, primarily due to one-time
state tax benefits related to capital investments.

M.	Revolving Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. On March 12, 2020, the Company withdrew $100.0 million of the available balance to provide flexibility and enhance its ability to address potential future uncertainties regarding the impact of the
COVID-19
pandemic. The interest rate for the borrowings withdrawn
is 1.15% (LIBOR rate of 0.70% plus 0.45%). As of March 28, 2020, the Company had not made any payments towards the borrowing. As of March 28, 2020, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $50.0 million remaining on the line of credit was available to the Company for
future borrowing.

N.	Fair Value Measures

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hi era
rchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
At March 28, 2020 and December 28, 201
9
, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 28, 2020 and December
28
,
2019
, the Company’s cash and cash equivalents balance was $129.5 million and $36.7 million, respectively, including money market funds amounting to $128.1 million and $29.5 million, respectively
.

O.	Common Stock and Stock-Based Compensation

Option Activity
Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for
Non-Employee
Directors is summarized as follows:

	Shares	Weighted- A verage Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Outstanding at December 28, 2019	315,678	$186.53
Granted	22,970	370.43
Forfeited	(2,595)	241.84
Expired	—	—
Exercised	(23,233)	103.99

Outstanding at March 28, 2020	312,820	$205.70	6.08	$47,034

Exercisable at March 28, 2020	105,636	$164.80	4.63	$20,091

Vested and expected to vest at March 28, 2020	285,886	$203.74	6.01	$43,532

Of the total options outstanding at March 28, 2020, 42,000 shares were performance-based options for which the performance criteria had yet to be achieved.
On January 31, 2020, the Company granted options to purchase an aggregate of 978 shares of the Company’s Class A Common Stock to the Company’s newly appointed non-employee
Director. These options have a weighted average fair value of $146.87 per share, of which all shares vested immediately.
On March 1, 2020, the Company granted options to purchase an aggregate of 14,962 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $142.25 per share, of which all shares relate to performance-based stock options.

On March 2, 2020, the Company granted options to purchase an aggregate of 7,030 shares of the Company’s Class A Common Stock to the Company’s newly appointed Chief People Officer with a weighted average fair value of $142.23 per share, of which all shares relate to performance-based stock options.
Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2020
Expected Volatility	32.4%
Risk-free interest rate	1.15%
Expected Dividends	0.0%
Exercise factor	2.03 times
Discount for post-vesting restrictions	0.0%

Non-Vested
Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2019	122,142	$213.52
Granted	40,316	318.07
Vested	(19,589)	187.26
Forfeited	(2,845)	245.17

Non-vested at March 28, 2020	140,024	$243.80

On March 1, 2020, the Company granted 15,011 shares of restricted stock units to certain officers, senior managers and key employees, of which all shares vest ratably over service periods of four years. Additionally on March 1, 2020, the Company granted a combined 13,482 shares of restricted stock units to select senior management employees with various service and performance based vesting conditions. On March 1, 2020, employees elected to purchase 9,127 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $370.79 and $169.43 per share, respectively.
On March 2,
2020,
the Company granted its newly appointed Chief People Officer 2,696 shares of restricted stock units with a weighted-average fair value of $370.79 per share with service based vesting through 2024.
Stock-Based Compensation
Stock-based compensation expense related to share-based awards recognized in the thirteen weeks ended March 28, 2020 and March 30, 2019 was $2.6 million and $2.1 million, respectively, and was calculated based on awards expected to vest
.

P.	Employee Retirement Plans

The Company has one company-sponsored defined benefit pension plan that covers certain of its union employees. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union 1199”). As of December 28, 2019, the fair value of the plan assets was $3.9 million and the benefit obligation was $6.7 million. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third party annuities. In the fourth quarter of 2020 the Company expects to complete the termination of the plan and record an expense of approximately $1.8 million as a result of the termination.

Q.	Related Party Transactions

In connection with the Dogfish Head Transaction, the Company has entered a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen weeks ended March 28, 2020 was approximately $91,000. Additionally, the Company incurred expenses of less than $5,000 to various other suppliers affiliated with the Dogfish Head founders.

R.	Subsequent Events

The Company began seeing the impact of the global
COVID-19
pandemic on its business in
early
March and such impacts have continued into April. The principal impacts of the global
COVID-19
pandemic were a significant reduction in keg demand from the on-premise
channel and higher labor and safety related costs at Company-owned breweries. The Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.
The Company evaluated subsequent events occurring after the
balance
sheet date, March 28, 2020, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week period ended March 28, 2020, as compared to the thirteen week period ended March 30, 2019. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2019.
RESULTS	OF OPERATIONS

Thirteen Weeks Ended March 28, 2020 compared to Thirteen Weeks Ended March 30, 2019

	Thirteen Weeks Ended (in thousands, except per barrel)
	March 28, 2020			March 30, 2019			Amount change	% change	Per barrel change
Barrels sold	1,423			1,076			347	32.2%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$330,565	$232.24	100.0%	$251,651	$233.77	100.0%	$78,914	31.4%	$(1.53)
Cost of goods	182,592	128.28	55.2%	127,111	118.08	50.5%	55,481	43.6%	10.20

Gross profit	147,973	103.96	44.8%	124,540	115.69	49.5%	23,433	18.8%	(11.73)
Advertising, promotional and selling expenses	97,891	68.78	29.6%	71,723	66.63	28.5%	26,168	36.5%	2.15
General and administrative expenses	27,029	18.99	8.2%	23,374	21.71	9.3%	3,655	15.6%	(2.72)
Impairment of assets	1,521	1.07	0.5%	—	—	0.0%	1,521	0.0%	1.07

Total operating expenses	126,441	88.83	38.2%	95,097	88.34	37.8%	31,344	33.0%	0.49
Operating income	21,532	15.13	6.5%	29,443	27.35	11.7%	(7,911)	-26.9%	(12.22)
Other (expense) income, net	(297)	(0.21)	-0.1%	385	0.36	0.2%	(682)	-177.1%	(0.57)

Income before income tax expense	21,235	14.92	6.4%	29,828	27.71	11.9%	(8,593)	-28.8%	(12.79)
Income tax expense	3,001	2.11	0.9%	6,134	5.70	2.4%	(3,133)	-51.1%	(3.59)

Net income	$18,234	$12.81	5.5%	$23,694	$22.01	9.4%	$(5,460)	-23.0%	$(9.20)

Net revenue.
Net revenue increased by $78.9 million, or 31.4%, to $330.6 million for the thirteen weeks ended March 28, 2020, as compared to $251.7 million for the thirteen weeks ended March 30, 2019, primarily as a result of an increase in shipments, partially offset by estimated keg returns from distributors and retailers related to
COVID-19
of $5.8 million.
Volume.
Total shipment volume increased by 32.2% to 1,423,000 barrels for the thirteen weeks ended March 28, 2020, as compared to 1,076,000 barrels for the thirteen weeks ended March 30, 2019, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Angry Orchard and Samuel Adams brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended March 28, 2020 increased by approximately 36% compared to the thirteen weeks ended March 30, 2019, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Angry Orchard and Samuel Adams brand products.
The Company believes distributor inventory as of March 28, 2020 averaged approximately 6 weeks on hand and was at an appropriate level based on the supply chain capacity constraints and inventory requirements to support the forecasted growth of Truly and Twisted Tea brands over the summer. The Company expects wholesaler inventory levels in terms of weeks on hand to return to more normal levels of approximately 4 weeks on hand later in the year.
Net revenue per barrel
. Net revenue per barrel decreased by 0.7% to $232.24 per barrel for the thirteen weeks ended March 28, 2020, as compared to $233.77 per barrel for the comparable period in 2019, primarily due to estimated keg returns from distributors and retailers related to COVID-19 of $5.8 million, partially offset by price increases and package mix.
Cost of goods sold.
Cost of goods sold was $128.28 per barrel for the thirteen weeks ended March 28, 2020, as compared to $118.08 per barrel for the thirteen weeks ended March 30, 2019. The 2020 increase in cost of goods sold of $10.20 per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher processing costs and finished goods keg inventory write-offs at Company-owned breweries of which $3.6 million were direct costs related to
COVID-19,
partially offset by cost saving initiatives at Company-owned breweries.
Gross profit.
Gross profit was $103.96 per barrel for the thirteen weeks ended March 28, 2020, as compared to $115.69 per barrel for the thirteen weeks ended March 30, 2019. The decrease in gross profit per barrel of $11.73 was the result of a decrease in net revenue per barrel and an increase in cost of goods sold per barrel.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $26.2 million, or 36.5%, to $97.9 million for the thirteen weeks ended March 28, 2020, as compared to $71.7 million for the thirteen weeks ended March 30, 2019. The increase was primarily due to increased investments in media, production and local marketing, the addition of Dogfish Head brand-related expenses beginning July 3, 2019, higher salaries and benefits costs and increased freight to distributors due to higher volumes.
Advertising, promotional and selling expenses were 29.6% of net revenue, or $68.78 per barrel, for the thirteen weeks ended March 28, 2020, as compared to 28.5% of net revenue, or $66.63 per barrel, for the thirteen weeks ended March 30, 2019. This increase per barrel is primarily due to advertising, promotional and selling expenses growing at a higher rate than shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
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
General and administrative.
General and administrative expenses increased by $3.7 million, or 15.6%, to $27.0 million for the thirteen weeks ended March 28, 2020, as compared to $23.4 million for the thirteen weeks ended March 30, 2019. The increase was primarily due to increases in salaries and benefits costs and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019.

Impairment of assets.
Impairment of long-lived assets increased $1.5 million from the first quarter of 2019, primarily due write-downs of brewery equipment at the Company’s Cincinnati brewery.
I
ncome tax expense.
During the thirteen weeks ended March 28, 2020, the Company recorded a net income tax expense of $3.0 million which consists of $5.0 million income tax expenses partially offset by a $2.0 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s effective tax rate for the thirteen weeks ended March 28, 2020, excluding the impact of ASU
2016-09,
decreased to 23.6% from 26.5% for the thirteen weeks ended March 30, 2019, primarily due to one-time
state tax benefits related to capital investments.
LIQUIDITY	AND CAPITAL RESOURCES

Cash increased to $129.5 million as of March 28, 2020 from $36.7 million as of December 28, 2019, reflecting cash borrowed on the Company’s line of credit and cash provided by operating activities, partially offset by purchases of property, plant and equipment.
Cash provided by operating activities consists of net income, adjusted for certain non-cash
items, such as depreciation and amortization, stock-based compensation expense, other non-cash
items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash provided by operating activities for the thirteen weeks ended March 28, 2020 was $18.9 million and primarily consisted of net income of $18.2 million and non-cash
items of $24.8 million, partially offset by a net increase in operating assets and liabilities of $24.1 million. Cash provided by operating activities for the thirteen weeks ended March 30, 2019 was $13.6 million and primarily consisted of net income of $23.7 million and non-cash
items of $17.0 million, partially offset by a net increase in operating assets and liabilities of $27.1 million.
The Company used $27.3 million in investing activities during the thirteen weeks ended March 28, 2020, as compared to $22.1 million during the thirteen weeks ended March 30, 2019. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, and support product innovation and future growth.
Cash provided by financing activities was $101.2 million during the thirteen weeks ended March 28, 2020, as compared to $2.9 million provided by financing activities during the thirteen weeks ended March 30, 2019. The $98.3 million increase in cash provided by financing activities in 2020 from 2019 is primarily due to $100.0 million of borrowings on the Company’s line of credit to enhance its ability to address the impact of
COVID-19
pandemic.
During the thirteen weeks ended March 28, 2020 and the period from March 29, 2020 through April 17, 2020 the Company did not repurchase any shares of its Class A Common Stock. As of April 17, 2020, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of March 28, 2020 of $129.5 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $50.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company had $100.0 million in borrowings and was not in violation of any of its covenants to the lender under the credit facility.
2020 Outlook
Year-to-date
depletions through the fifteen weeks ended April 11, 2020 are estimated to have increased approximately 32% from the comparable period in 2019. Excluding the Dogfish head impact, depletions increased 27%.
The Company began seeing the impact of the
COVID-19
pandemic on its business in early March. Prior to then, the Company was on track to maintain its financial guidance for full-year fiscal 2020. Given the many rapidly changing variables related to the pandemic, at this time the Company is not in a position to accurately forecast the future impacts and is withdrawing its full-year fiscal 2020 financial guidance.

THE	POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance	Off-balance Sheet Arrangements

At March 28, 2020, the Company did not have
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual	Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended March 28, 2020.
Critical	Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended March 28, 2020.
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
10-K
for the year ended December 28, 2019.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since December 28, 2019, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. CONTROLS AND PROCEDURES
As of March 28, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule
13a-15(e)
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
As a result of the
COVID-19
pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 28, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
During the thirteen weeks ended March 28, 2020, there were no material changes to the disclosure made in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form
10-K
are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There has been no material change in the risk factors described in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019, with the exception of the addition of the following risk factor:
The Global
COVID-19
Pandemic Has Disrupted the Company’s Business and the Company’s Financial Condition and Operating Results Have Been and Are Expected To Continue to be Adversely Affected by the Outbreak and Its Effects.
The Company’s operations and business has been negatively affected and could be materially and adversely affected by the
COVID-19
pandemic and related weak, or weakening of, economic or other negative conditions, particularly in the United States where the Company derives most of its revenue and profit, but also in Europe, where some of the Company’s ingredient suppliers are located. National, state and local governments have responded to the
COVID-19
pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although the Company has been permitted to continue to operate its breweries in all of the jurisdictions in which it operates, there is no assurance that the Company will be permitted to operate these facilities under every future government order or other restriction and in every location or that the third party breweries on which the Company relies for production will similarly be permitted to continue to operate. In particular, any limitations on, or closures of, the Company’s Pennsylvania, Cincinnati or Milton breweries or its third party breweries, could have a material adverse impact on the Company’s ability to manufacture products and service customers and could have a material adverse impact on the Company’s business, financial condition and results of operations.
During the first quarter of fiscal 2020, the principal impacts of the global
COVID-19
pandemic were a significant reduction in keg demand from the on-premise
channel and higher labor and safety related costs at Company-owned breweries. The Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material change. Continued or additional disruptions to the Company’s business and potential associated impacts to the Company’s financial condition and results of operations include, but are not limited to:
•	reduced demand for the Company’s products, due to adverse and uncertain economic conditions, such as increased unemployment, a prolonged downturn in economic growth and other financial hardships, or a decline in consumer confidence, as a result of health concerns;

•	unpredictable drinker behaviors and reduced demand for the Company’s products, due to on-premise closures, government quarantines and other restrictions on social gatherings;

•	inability to manufacture and ship the Company’s products in quantities necessary to meet drinker demand and achieve planned shipment and depletion targets due to disruptions at the Company-owned breweries and third party breweries caused by:

•	the Company’s inability to maintain a sufficient workforce at Company-owned breweries due to the health-related effects of COVID-19 and similar staffing issues at third party breweries;

•	disruptions at the Company-owned breweries and third party breweries caused by an inability to maintain a sufficient quantity of essential supplies, such as ingredients and packaging materials, and maintain logistics and other manufacturing and supply chain capabilities necessary for the manufacture and distribution of the Company’s products;

•	failure of third parties on which the Company relies, including the Company’s inventory suppliers, third party breweries, distributors, and logistics and transportation providers, to continue to meet on a timely basis their obligations to the Company, which may be caused by their own financial or operational difficulties;

•	potential incremental costs associated with mitigating the effects of the pandemic on the Company’s operations, including increased labor, freight and logistics costs and other expenses; or

•	significant changes in the conditions in markets in which the Company produces, sells or distributes Company products, including prolonged or additional quarantines, governmental and regulatory actions, closures or other restrictions that limit or close the Company’s operating and manufacturing facilities, restrict the ability of the Company’s employees to perform necessary business functions, restrict or prevent consumers access to the Company products, or otherwise prevent the Company’s third-parties from sufficiently staffing operations, including operations necessary for the production, distribution, sale and support of Company products.

These impacts could place limitations on the Company’s ability to operate effectively and could have a material and adverse effect on the Company’s operations, financial condition and operating results. The Company has implemented policies and procedures at its Company-owned breweries to address potential risks, including entrance screening and temperature checks, face mask requirements, reorganizing work to increase social distancing between and among shifts, and adding two hours of workspace cleaning per shift. As the situation continues to evolve and more information and guidance becomes available, the Company may adjust its current policies and procedures, so as to address the rapidly changing variables related to the pandemic. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of April 17, 2020, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the thirteen weeks ended March 28, 2020, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.
During the thirteen weeks ended March 28, 2020, the Company repurchased 225 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2020 to February 1, 2020	167	$132.37	—	$90,335
February 2, 2020 to February 29, 2020	—	—	—	90,335
March 1, 2020 to March 28, 2020	58	105.56	—	90,335

Total	225	$125.46	—	90,335

As of April 17, 2020, the Company had 9.7 million shares of Class A Common Stock outstanding and 2.5 million shares of Class B Common Stock outstanding.
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

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this report

**	Designates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form
10-Q
to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: April 22, 2020	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: April 22, 2020	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)