Form 10-Q
period 2020-06-27
BOSTON BEER CO INC
filed 2020-07-23
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
of the Act.)
Yes
☐
            No
☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 17, 2020:

Class A Common Stock, $.01 par value	9,901,752
Class B Common Stock, $.01 par value	2,307,983
(Title of each class)	(Number of shares	)

THE BOSTON BEER COMPANY, INC.
FORM
10-Q
June 27, 2020

EX-31.1
Section 302 CEO Certification
EX-31.2
Section 302 CFO Certification
EX-32.1
Section 906 CEO Certification
EX-32.2
Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 27, 2020	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$86,716	$36,670
Accounts receivable	99,320	54,404
Inventories	108,523	106,038
Prepaid expenses and other current assets	22,693	12,077
Income tax receivable	3,435	9,459

Total current assets	320,687	218,648

Property, plant and equipment, net	565,265	541,068
Operating right-of-use assets	61,420	53,758
Goodwill	112,529	112,529
Intangible assets	104,096	104,272
Other assets	44,255	23,782

Total assets	$1,208,252	$1,054,057

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$93,576	$76,374
Accrued expenses and other current liabilities	118,788	99,107
Current operating lease liabilities	7,444	5,168

Total current liabilities	219,808	180,649

Deferred income taxes, net	87,417	75,010
Non-current operating lease liabilities	62,896	53,940
Other liabilities	10,648	8,822

Total liabilities	380,769	318,421
Commitments and Contingencies (See Note K)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,834,473 and 9,370,526 issued and outstanding as of June 27, 2020 and December 28, 2019, respectively	98	94
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,307,983 and 2,672,983 issued and outstanding as of June 27, 2020 and December 28, 2019, respectively	23	27
Additional paid-in capital	585,327	571,784
Accumulated other comprehensive loss, net of tax	(1,740)	(1,669)
Retained earnings	243,775	165,400

Total stockholders’ equity	827,483	735,636

Total liabilities and stockholders’ equity	$1,208,252	$1,054,057
The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	$481,089	$338,643	$833,314	$606,202
Less excise taxes	28,951	20,236	50,611	36,144

Net revenue	452,138	318,407	782,703	570,058
Cost of goods sold	242,514	159,405	425,106	286,516

Gross profit	209,624	159,002	357,597	283,542
Operating expenses:
Advertising, promotional and selling expenses	100,336	94,079	198,227	165,802
General and administrative expenses	29,685	26,748	56,714	50,122
Impairment of assets	834	243	2,355	243

Total operating expenses	130,855	121,070	257,296	216,167

Operating income	78,769	37,932	100,301	67,375
Other (expense) income, net:
Interest (expense) income, net	(212)	(27)	(149)	610
Other (expense) income, net	(52)	197	(412)	(55)

Total other (expense) income, net	(264)	170	(561)	555

Income before income tax provision	78,505	38,102	99,740	67,930
Income tax provision	18,364	10,246	21,365	16,380

Net income	$60,141	$27,856	$78,375	$51,550

Net income per common share - basic	$4.93	$2.39	$6.44	$4.42

Net income per common share - diluted	$4.88	$2.36	$6.37	$4.38

Weighted-average number of common shares - Class A basic	9,720	8,648	9,572	8,627

Weighted-average number of common shares - Class B basic	2,400	2,918	2,523	2,918

Weighted-average number of common shares - diluted	12,258	11,684	12,221	11,660

Net income	$60,141	$27,856	$78,375	$51,550

Other comprehensive income:
Foreign currency translation adjustment	(13)	5	(71)	42

Comprehensive income	$60,128	$27,861	$78,304	$51,592

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the thirteen and
twenty-six
weeks ended June 27, 2020 and June 29, 2019
(in thousands)
(unaudited)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636

Net income							18,234	18,234
Stock options exercised and restricted shares activities	38	—			1,858			1,858
Stock-based compensation expense					2,566			2,566
Conversion from Class B to Class A	150	2	(150)	(2)				—
Currency translation adjustment						(58)		(58)

Balance at March 28, 2020	9,559	$96	2,523	$25	$576,208	$(1,727)	$183,634	$758,236

Net income							60,141	60,141
Stock options exercised and restricted shares activities	61	—			4,582			4,582
Stock-based compensation expense					4,537			4,537
Conversion from Class B to Class A	215	2	(215)	(2)				—
Currency translation adjustment						(13)		(13)

Balance at June 27, 2020	9,835	$98	2,308	$23	$585,327	$(1,740)	$243,775	$827,483

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317

Net income							23,694	23,694
Stock options exercised and restricted shares activities	54	—			3,704			3,704
Stock-based compensation expense					2,066			2,066
Currency translation adjustment						37		37

Balance at March 30, 2019	8,634	$86	2,918	$29	$411,481	$(1,160)	$79,382	$489,818

Net income							27,856	27,856
Stock options exercised and restricted shares activities	21	1			1,377			1,378
Stock-based compensation expense					3,744			3,744
Currency translation adjustment						5		5

Balance at June 29, 2019	8,655	$87	2,918	$29	$416,602	$(1,155)	$107,238	$522,801

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six weeks ended
	June 27, 2020	June 29, 2019
Cash flows provided by operating activities:
Net income	$78,375	$51,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,584	26,089
Impairment of assets	2,355	243
Loss on disposal of property, plant and equipment	39	104
Change in ROU assets	3,649	1,789
Credit loss expense	375	(1)
Stock-based compensation expense	7,103	5,810
Deferred income taxes	12,407	6,283
Changes in operating assets and liabilities:
Accounts receivable	(45,326)	(35,346)
Inventories	(12,795)	(14,942)
Prepaid expenses, income tax receivable and other current assets	(4,784)	(6,855)
Other assets	(10,231)	(4,107)
Accounts payable	19,560	26,320
Accrued expenses and other current liabilities	20,803	(101)
Change in operating lease liability	(80)	(1,391)
Other liabilities	(23)	85

Net cash provided by operating activities	104,011	55,530

Cash flows used in investing activities:
Purchases of property, plant and equipment	(60,072)	(44,578)
Proceeds from disposal of property, plant and equipment	45	179
Investment in Dogfish Head, net of cash acquired	—	(158,402)
Other investing activities	260	(188)

Net cash used in investing activities	(59,767)	(202,989)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	8,010	4,692
Net cash paid on note payable and finance leases	(649)	(115)
Cash borrowed on line of credit	100,000	86,000
Cash paid on line of credit	(100,000)	(48,500)
Payment of tax withholdings on stock-based payment awards and investment shares	(1,559)	—

Net cash provided by financing activities	5,802	42,077

Change in cash and cash equivalents	50,046	(105,382)

Cash and cash equivalents at beginning of year	36,670	108,399

Cash and cash equivalents at end of period	$86,716	$3,017

Supplemental disclosure of cash flow information:
Income taxes paid	$2,929	$207

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$4,532	$1,916

Operating cash flows from finance leases	$75	$52

Financing cash flows from finance leases	$581	$7

Right-of-use assets obtained in exchange for operating lease obligations	$11,311	$38,524

Right-of-use assets obtained in exchange for finance lease obligations	$3,856	$2,837

Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$4,920	$1,484

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation
The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company
®
”, “Hard Seltzer Beverage Company”, “Twisted Tea Brewing Company
®
”, “Angry Orchard
®
Cider Company”, “Dogfish Head
®
Craft Brewery”, “Angel City
®
Brewing Company”, “Concrete Beach Brewery
®
”, “Coney Island
®
Brewing Company” and “American Fermentation Company”.
The accompanying unaudited consolidated balance sheet as of June 27, 2020, and the consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the interim periods ended June 27, 2020 and June 29, 2019 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019.
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 27, 2020 and the results of its consolidated operations, stockholders’ equity, and cash flows for the interim periods ended June 27, 2020 and June 29, 2019, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B.	COVID-19 Pandemic
The Company began seeing the impact of the
COVID-19
pandemic on its business in early March. The direct financial impact of the pandemic has primarily shown in significantly reduced keg demand from the on-premise
channel and higher labor and safety related costs at the Company’s breweries. In the first half of 2020, the Company recorded
COVID-19
related
pre-tax
reductions in net revenue and increases in other costs that total $14.1 million of which $10.0 million was recorded in the first quarter and $4.1 million was recorded in the second quarter. The total amount consists of a $5.8 million reduction in net revenue for estimated keg returns from distributors and retailers and $8.3 million for inventory write-downs for obsolescence, increased costs for health and safety, increased salaries and benefits and other
COVID-19
related direct costs, of which $5.6 million are recorded in cost of goods sold and $2.7 million are recorded in operating expenses. While the duration of the disruption and related impact on the Company’s consolidated financial statements is currently uncertain, the Company expects to continue to incur increased costs related to health and safety and salaries and benefits for the foreseeable future.

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

The fair value of the Transaction is estimated to be $317.7 million. The following table summarizes the acquisition date fair value of the tangible assets, intangible assets, liabilities assumed, and related goodwill acquired from Dogfish Head, as well as the allocation of purchase price paid:

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

The following unaudited pro forma information has been prepared, as if the Transaction and the related debt financing had occurred as of December 30, 2018, the first day of the Company’s 2019 fiscal year. The pro forma amounts reflect the combined historical operational results for Boston Beer and Dogfish Head, after giving effect to adjustments related to the impact of purchase accounting, transaction costs and financing. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the Transaction occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:
(i)	Depreciation and amortization expenses were updated to reflect the fair value adjustments to Dogfish Head property, plant and equipment and intangible assets beginning December 30, 2018.
(ii)	Interest expense has been included at a rate of approximately 3% which is consistent with the borrowing rate on the Company’s current line of credit.
(i ii )	The tax effects of the pro forma adjustments at an estimated statutory rate of 25.6%.
( i v)	Earnings per share amounts are calculated using the Company’s historical weighted average shares outstanding plus the 429,291 shares issued in the merger.

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net revenue	$452,138	$347,015	$782,703	$623,755
Net income	$60,141	$30,359	$78,375	$55,022
Basic earnings per share	$4.93	$2.51	$6.44	$4.55
Diluted earnings per share	$4.88	$2.46	$6.37	$4.48
D.	Goodwill and Intangible Assets
There were no changes in the carrying value of goodwill during the thirteen or twenty-six
weeks ended June 27, 2020 and June 29, 2019.
The Company’s intangible assets as of June 27, 2020 and December 28, 2019 were as follows:

		As of June 27, 2020			As of December 28, 2019
	Estimated Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Custmer Relationships	15	$3,800	$(253)	$3,547	$3,800	$(127)	$3,673
Trade Names	Indefinite	100,549	—	100,549	100,599	—	100,599

Total intangible assets		$104,349	$(253)	$104,096	$104,399	$(127)	$104,272

As disclosed within Note C, the Company acquired intangible assets as part of the Dogfish Head
t
ransaction that consists of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible will be amortized on a straight-line basis over the 15 year useful life. Amortization expense in the thirteen and twenty-six
weeks ended June 27, 2020 was approximately $63,000 and $126,000, respectively. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thousands)
Remainder of 2020	$127
2021	253
2022	253
2023	253
2024	253
2025	253

E.	Recent Accounting Pronouncements
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
During the
twenty-six
weeks ended June 27, 2020 and June 29, 2019 approximately 95% of the Company’s revenue was from shipments of its products to domestic distributors, 4% from shipments to international distributors, primarily located in Canada and 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.
The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 27, 2020 and December 28, 2019, the Company has deferred $9.0 million and $7.0 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $20.4 million and $28.6 million for the thirteen and twenty-six
weeks ended June 27, 2020, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue and were $13.5 million and $19.7 million for the thirteen and twenty-six
weeks ended June 29, 2019, respectively. The agreed-upon discount rates are applied to certain distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.
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

Amounts paid to customers in connection with these programs for the thirteen and twenty-six
weeks ended June 27, 2020 were $5.0 million and $9.5 million, respectively. For the thirteen and twenty-six
weeks ended June 27, 2020, the Company recorded certain of these costs in the total amount of $4.8 million and $9.0 million, respectively as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and twenty-six
weeks ended June 29, 2019 were $5.9 million and $10.6 million, respectively. For the thirteen and twenty-six
weeks ended June 29, 2019, the Company recorded certain of these costs in the total amount of $3.6 million and $6.7 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
The Further Consolidation Appropriations Act, 2020 extended reductions in federal excise taxes as a result of the Tax Cuts and Jobs Act of 2017 through December 31, 2020. The Company benefited from a reduction in federal excise taxes of $3.2 million and $2.1 million for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, as a result of the Tax Cuts and Jobs Act of 2017. The Company benefited from a reduction in federal excise taxes of $5.7 million and $3.8 million for the twenty-six
weeks ended June 27, 2020 and June 29, 2019 respectively, as a result of the Tax Cuts and Jobs Act of 2017.
On March 31, 2020, The Alcohol and Tobacco Tax and Trade Bureaus (“TTB”) released TTB Industry Circular
 2020-2,
which postponed all Federal excise tax payments for ninety days on sales of wine, beer and distilled spirits between March 1, 2020 and July 1, 2020. As a June 27, 2020, the Company had accrued federal excise taxes of $29.8 million in accrued expenses and other current liabilities, of which will be fully paid during the third quarter of 2020.
The Company believes distributor inventory as of June 27, 2020 averaged approximately 2.5 weeks on hand and was lower than prior year levels due to supply chain capacity constraints. The Company expects wholesaler inventory levels in terms of weeks on hand to remain lower than prior year levels for the remainder of the year.

G.	Inventories
Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, flavorings, apple juice, other brewing materials and packaging, are stated at the lower of cost, determined on the first-in,
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

	June 27, 2020	December 28, 2019
	(in thousands)
Current inventory:
Raw materials	$62,475	$61,522
Work in process	15,161	12,631
Finished goods	30,887	31,885

Total current inventory	108,523	106,038
Long term inventory	20,358	10,048

Total inventory	$128,881	$116,086

H.	Leases
The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2034. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. ROU assets and lease liabilities commencing after December 30, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 27, 2020, and December 28, 2019 total ROU assets and lease liabilities were as follows:

	Classification	Leases
		June 27, 2020	December 28, 2019
		(in thousands)
Right- of-use assets
Operating lease assets	Operating right-of-use assets	$61,420	$53,758
Finance lease assets	Property, plant and equipment, net	5,814	2,531

Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	7,444	5,168
Finance lease liabilities	Accrued expenses and other current liabilities	1,807	546
Non-current
Operating lease liabilities	Non-current operating lease liabilities	62,896	53,940
Finance lease liabilities	Other liabilities	4,056	2,042
The gross value and accumulated depreciation of ROU assets related to finance leases as of June 27, 2020 and December 28, 2019 were as follows:

	Finance Leases
	June 27, 2020	December 28, 2019
	(in thousands)
Gross value	$6,694	$2,837
Accumulated amortization	(880)	(306)

Carrying value	$5,814	$2,531

Components of lease cost for the thirteen and
twenty-six
weeks ended June 27, 2020 and June 29, 2019 were as follows:

	Lease Cost
	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating lease cost	$2,437	$1,177	$4,852	$2,305
Variable lease costs not included in liability	487	273	972	472

Finance lease cost:
Amortization of right-of-use asset	440	43	573	43
Interest on lease liabilities	53	52	75	52

Total finance lease cost	$493	$95	$648	$95

Maturities of lease liabilities as of June 27, 2020 were as follows:

	Operating Leases	Finance Leases	Weighted-Average Remaining Term in Years
			Operating Leases	Finance Leases
	(in thousands)
2020	$4,843	$987
2021	9,903	1,982
2022	9,761	1,982
2023	9,709	965
2024	9,470	265
Thereafter	39,523	23

Total lease payments	83,209	6,204
Less imputed interest (based on 3.5% weighted-average discount rate)	(12,869)	(341)

Present value of lease liability	$70,340	$5,863	9.3	3.2
I.	Net Income per Share
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
two-class
method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$60,141	$27,856	$78,375	$51,550
Allocation of net income for basic:
Class A Common Stock	$47,930	$20,639	$61,612	$38,161
Class B Common Stock	11,836	6,964	16,237	12,908
Unvested participating shares	375	253	526	481

	$60,141	$27,856	$78,375	$51,550
Weighted average number of shares for basic:
Class A Common Stock	9,720	8,648	9,572	8,627
Class B Common Stock*	2,400	2,918	2,523	2,918
Unvested participating shares	76	106	82	109

	12,196	11,672	12,177	11,654
Net income per share for basic:
Class A Common Stock	$4.93	$2.39	$6.44	$4.42
Class B Common Stock	$4.93	$2.39	$6.44	$4.42

*
Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on August 8, 2019, 145,000 shares to Class A Common Stock on December 13, 2019, 150,000 shares to Class A Common Stock on March 11, 2020 and 215,000 shares to Class A Common Stock on May 6, 2020 with the ending number of shares reflecting the weighted average for the period.

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

	Thirteen weeks ended
	June 27, 2020			June 29, 20 19
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$47,930	9,720	$4.93	$20,639	8,648	$2.39
Add: effect of dilutive potential common shares
Share-based awards	—	138		—	118
Class B Common Stock	11,836	2,400		6,964	2,918
Net effect of unvested participating shares	4	—		2	—

Net income per common share - diluted	$59,770	12,258	$4.88	$27,605	11,684	$2.36

	Twenty-six weeks ended
	June 27, 2020			June 29, 20 19
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$61,612	9,572	$6.44	$38,161	8,627	$4.42
Add: effect of dilutive potential common shares
Share-based awards	—	126		—	115
Class B Common Stock	16,237	2,523		12,908	2,918
Net effect of unvested participating shares	5	—		5	—

Net income per common share - diluted	$77,854	12,221	$6.37	$51,074	11,660	$4.38

During the thirteen and
twenty-six
weeks ended June 27, 2020, weighted-average stock options to purchase approximately 23,000 and 16,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. During the thirteen and twenty-six
weeks ended June 29, 2019, weighted-average stock options to purchase approximately 10,000 and 6,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase approximately 18,000 shares of Class A Common Stock were outstanding as of June 29, 2019, respectively, but not included in computing diluted income per common share because the performance criteria of these stock options were not met as of the end of the reporting period.
J.	Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The defined benefit plans liability and foreign currency translation adjustments for the interim periods ended June 27, 2020 and June 29, 2019 were not material.
K.	Commitments and Contingencies
Contract Obligations
The Company had outstanding total
non-cancelable
contract obligations of $225.1 million at June 27, 2020. These obligations are made up of advertising contracts of $62.6 million, equipment and machinery of $61.5 million, hops, barley and wheat totaling $52.3 million, ingredients of $35.8 million, and other commitments of $12.9 million.
The Company has entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollars, Euros, New Zealand Dollars, and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at June 27, 2020 totaled $31.0 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase.
The Company has entered into contracts for barley and wheat with three major suppliers. The contracts include crop year 2019 and 2020 and cover the Company’s barley, wheat, and malt requirements for 2020 and part of 2021. These purchase commitments outstanding at June 27, 2020 totaled $21.3 million.
Currently, the Company brews and packages approximately 60% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged.
During the second quarter of 2020, the Company amended an existing brewing services agreement to include an annual minimum commitment by the Company with a shortfall fee if the minimum is not met. The Company does not currently believe its ordered volumes will fall below the annual minimum

commitments
. The amendment extended the contract through December 31, 2024 and grants the Company the right to extend the agreement beyond the December 31, 2024 termination date on an annual basis through December 31, 2035 at a $1 million annual renewal rate. The amendment required the Company to pay
$8
million in the second quarter of 2020 for capital improvements at the third
-
party’s brewing facilities. As of June 27, 2020, the Company had prepaid brewing service fees of $6.4 million in prepaid expenses and other current assets and $22.8 million in other assets, long
-
term. The Company plans to expense the total amount of $29.2 million over the contract period ending December 31, 2024.
Subsequent to June 27, 2020, the Company entered into contracts for equipment and machinery of $12.3 million in order to increase production at Company-owned breweries.
The Company is in the process of assessing the impact the
COVID-19
pandemic will have on its future commitments and contingencies but does not believe that the future commitments will be materially impacted.

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
As of June 27, 2020 and December 28, 2019, the Company had approximately $0.8 million and $0.8 million, respectively, of unrecognized income tax benefits.
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 27, 2020 and December 28, 2019, the Company had $0.2 million and $0.1 million, respectively, accrued for interest and penalties recorded in other liabilities.
The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of June 27, 2020. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.
The following table provides a summary of the income tax provision for the thirteen and twenty-six
weeks ended June 27, 2020 and June 29, 2019:

	Thirteen weeks ended
	June 27, 2020	June 29 , 2019
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$20,699	$10,499
Benefit of ASU 2016-09	(2,335)	(253)

Total income tax provision	$18,364	$10,246

	Twenty-six weeks ended
	June 27, 2020	June 29 , 2019
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$25,704	$18,408
Benefit of ASU 2016-09	(4,339)	(2,028)

Total income tax provision	$21,365	$16,380
The Company’s effective tax rate for the thirteen weeks ended June 27, 2020, decreased to 23.4% from 26.9% for the thirteen weeks ended June 29, 2019, primarily due to higher tax benefit from stock option activity recorded in accordance with ASU
2016-09.
The Company’s effective tax rate for the
twenty-six
weeks ended June 27, 2020, decreased to 21.4% from 24.1% for the twenty-six
weeks ended June 29, 2019,
also
primarily due to higher tax benefit from stock option activity recorded in accordance with ASU
2016-09.
M.	Revolving Line of Credit
In March 2018, the Company amended its $150.0 million revolving line of credit facility
to extend the scheduled expiration date to March 31, 2023. On March 12, 2020, the Company borrowed
$100.0 million of the available balance to provide flexibility and enhance its ability to address potential future uncertainties regarding the impact of the
COVID-19
pandemic. The interest rate for the borrowings was 1.15% (LIBOR rate of 0.70% plus 0.45%). As of June 27, 2020, the Company had repaid the entire $100.0 million. As of June 27, 2020, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the entire balance of
$150.0 million on the line of credit was available to the Company for future borrowing.

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
The Company’s money market funds are measured at fair value on a recurring basis (at least quarterly) and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds are invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments. Cash, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature.
At June 27, 2020 and December 28, 2019, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 27, 2020 and December 28, 2019, the Company’s cash and cash equivalents balance was $86.7 million and $36.7 million, respectively, including money market funds amounting to $83.0 million and $29.5 million, respectively.
O.	Common Stock and Stock-Based Compensation
Option Activity
Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for
Non-Employee
Directors is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2019	315,678	$186.53
Granted	25,870	383.22
Forfeited	(2,595)	241.84
Expired	—	—
Exercised	(57,926)	120.81

Outstanding at June 27, 2020	281,027	$217.67	6.14	$97,280
Exercisable at June 27, 2020	92,818	$185.56	5.11	$35,110
Vested and expected to vest at June 27, 2020	256,784	$216.12	6.09	$89,287
Of the total options outstanding at June 27, 2020,
40,000 shares were performance-based options for which the performance criteria had yet to be achieved.
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
On May 14, 2020, the Company granted options to purchase an aggregate of 2,900 shares of the Company’s Class A Common Stock to the Company’s
non-employee
Directors. These options have a weighted average fair value of $198.14 per share. All of the options vested immediately on the date of the grant.
Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2020
Expected Volatility	32.6%
Risk-free interest rate	1.09%
Expected Dividends	0.0%
Exercise factor	2.12 times
Discount for post-vesting restrictions	0.0%
Non-Vested
Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2019	122,142	$213.52
Granted	40,316	325.12
Vested	(45,169)	213.12
Forfeited	(3,318)	241.05

Non-vested at June 27, 2020	113,971	$252.36
Of the total shares outstanding at June 27, 2020, 3,000 shares were performance-based shares for which the performance criteria had yet to be achieved.
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
On March 2, 2020 the Company granted its newly appointed Chief People Officer 2,696 shares of restricted stock units with a weighted-average fair value of $370.79 per share with service based vesting through 2024.

Stock-Based Compensation
The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,147	$1,121	$1,852	$1,598
Amounts included in general and administrative expenses	3,390	2,624	5,251	4,212

Total stock-based compensation expense	$4,537	$3,745	$7,103	$5,810

P.	Employee Retirement Plans
The Company has one company-sponsored defined benefit pension plan that covers certain of its union employees. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters
Local Union No. 1199 (“Local Union 1199”). As of December 28, 2019, the fair value of the plan assets was $3.9 million and the benefit obligation was $6.7 million. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third
-
party annuities. On May 28, 2020, the Company received a positive determination letter for the termination on the plan from the IRS. In the fourth quarter of 2020 the Company expects to complete the termination of the plan and record an expense of approximately $2.3 million as a result of the termination.
Q.	Related Party Transactions
In connection with the Dogfish Head Transaction, the Company has entered into
a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen and twenty-six
weeks ended June 27, 2020 was approximately $91,000 and $182,000, respectively. Additionally, the Company incurred expenses of less than $10,000 to various other suppliers affiliated with the Dogfish Head founders.
R.	Subsequent Events
As disclosed in Note K, subsequent to June 27, 2020, the Company entered into contracts for machinery and equipment to increase capacity in Company-owned breweries.
The Company evaluated subsequent events occurring after the balance sheet date, June 27, 2020, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six
week periods ended June 27, 2020, as compared to the thirteen and twenty-six
week periods ended June 29, 2019. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2019.

RESULTS OF OPERATIONS
Thirteen Weeks Ended June 27, 2020 compared to Thirteen Weeks Ended June 29, 2019

	Thirteen Weeks Ended
	(in thousands)
	June 27,			June 29,			Amount		Per barrel
	2020			2019			change	% change	change
Barrels sold		1,921			1,374		547	39.8%

			% of net			% of net
		Per barrel	revenue		Per barrel	revenue
Net revenue	$452,138	$235.34	100.0%	$318,407	$231.68	100.0%	$133,731	42.0%	$3.66
Cost of goods	242,514	126.23	53.6%	159,405	115.99	50.1%	83,109	52.1%	10.24

Gross profit	209,624	109.11	46.4%	159,002	115.69	49.9%	50,622	31.8%	(6.58)

Advertising, promotional and selling expenses	100,336	52.23	22.2%	94,079	68.45	29.5%	6,257	6.7%	(16.22)
General and administrative expenses	29,685	15.45	6.6%	26,748	19.46	8.4%	2,937	11.0%	(4.01)
Impairment of assets	834	0.43	0.2%	243	0.18	0.1%	591	0.0%	0.25

Total operating expenses	130,855	68.11	28.9%	121,070	88.09	38.0%	9,785	8.1%	(19.98)

Operating income	78,769	41.00	17.4%	37,932	27.60	11.9%	40,837	107.7%	13.40

Other (expense) income, net	(264)	(0.14)	-0.1%	170	0.12	0.1%	(434)	-255.3%	(0.26)

Income before income tax expense	78,505	40.86	17.4%	38,102	27.72	12.0%	40,403	106.0%	13.14
Income tax expense	18,364	9.56	4.1%	10,246	7.46	3.2%	8,118	79.2%	2.10

Net income	$60,141	$31.30	13.3%	$27,856	$20.27	8.7%	$32,285	115.9%	$11.03

Net revenue.
Net revenue increased by $133.7 million, or 42.0%, to $452.1 million for the thirteen weeks ended June 27, 2020, as compared to $318.4 million for the thirteen weeks ended June 29, 2019, primarily as a result of an increase in shipments.
Volume.
Total shipment volume increased by 39.8% to 1,921,000 barrels for the thirteen weeks ended June 27, 2020, as compared to 1,374,000 barrels for the thirteen weeks ended June 29, 2019, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard and brand products.
Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended June 27, 2020 increased by approximately 46% compared to the thirteen weeks ended June 29, 2019, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
The Company believes distributor inventory as of June 27, 2020 averaged approximately 2.5 weeks on hand and was lower than prior year levels due to supply chain capacity constraints. The Company expects wholesaler inventory levels in terms of weeks on hand to remain lower than prior year levels for the remainder of the year.
Net revenue per barrel.
Net revenue per barrel increased by 1.6% to $235.34 per barrel for the thirteen weeks ended June 27, 2020, as compared to $231.68 per barrel for the comparable period in 2019, primarily due to price increases and package mix.
Cost of goods sold.
Cost of goods sold was $126.23 per barrel for the thirteen weeks ended June 27, 2020, as compared to $115.99 per barrel for the thirteen weeks ended June 29, 2019. The 2020 increase in cost of goods sold of $10.24 per barrel was primarily the result of higher processing costs due to increased production at third-party breweries, partially offset by cost saving initiatives at the Company-owned breweries.
Gross profit.
Gross profit was $109.11 per barrel for the thirteen weeks ended June 27, 2020, as compared to $115.69 per barrel for the thirteen weeks ended June 29, 2019. The decrease in gross profit per barrel of $6.58 was the result of an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.
The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $6.3 million, or 6.7%, to $100.4 million for the thirteen weeks ended June 27, 2020, as compared to $94.1 million for the thirteen weeks ended June 29, 2019. The increase was primarily due to increases in salaries and benefits costs, increased brand investments in media and production, the addition of Dogfish Head brand-related expenses beginning July 3, 2019, and increased freight to distributors due to higher volumes partially offset by decreased investments in local marketing and national promotions due to timing of these costs compared to the prior year.

Advertising, promotional and selling expenses were 22.2% of net revenue, or $52.23 per barrel, for the thirteen weeks ended June 27, 2020, as compared to 29.5% of net revenue, or $68.45 per barrel, for the thirteen weeks ended June 29, 2019. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
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
General and administrative.
General and administrative expenses increased by $2.9 million, or 11.0%, to $29.7 million for the thirteen weeks ended June 27, 2020, as compared to $26.7 million for the thirteen weeks ended June 29, 2019. The increase was primarily due to increases in salaries and benefits costs and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019, partially offset by one-time
Dogfish Head transaction-related fees of $1.5 million that were incurred in the second quarter of 2019.
Impairment of assets.
Impairment of long-lived assets increased $0.6 million from the second quarter of 2019, primarily due write-downs of equipment at Company-owned breweries.
I
ncome tax expense.
During the thirteen weeks ended June 27, 2020, the Company recorded a net income tax expense of $18.4 million which consists of $20.7 million income tax expenses partially offset by a $2.3 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s effective tax rate for the thirteen weeks ended June 27, 2020, excluding the impact of ASU
2016-09,
decreased to 26.4% from 27.6% for the thirteen weeks ended June 29, 2019, primarily due to a decrease in non-deductible
officer compensation.
Twenty-Six
Weeks Ended June 27, 2020 compared to
Twenty-Six
Weeks Ended June 29, 2019

	Twenty-Six Weeks Ended
	(in thousands)
	June 27,			June 29,			Amount		Per barrel
	2020			2019			change	% change	change
Barrels sold		3,345			2,451		894	36.5%

			% of net			% of net
		Per barrel	revenue		Per barrel	revenue
Net revenue	$782,703	$234.02	100.0%	$570,058	$232.60	100.0%	$212,645	37.3%	$1.42
Cost of goods	425,106	127.10	54.3%	286,516	116.90	50.3%	138,590	48.4%	10.20

Gross profit	357,597	106.92	45.7%	283,542	115.69	49.7%	74,055	26.1%	(8.77)

Advertising, promotional and selling expenses	198,227	59.27	25.3%	165,802	67.65	29.1%	32,425	19.6%	(8.38)
General and administrative expenses	56,714	16.96	7.2%	50,122	20.45	8.8%	6,592	13.2%	(3.49)
Impairment of assets	2,355	0.70	0.3%	243	0.10	0.0%	2,112	869.1%	0.60

Total operating expenses	257,296	76.93	32.9%	216,167	88.20	37.9%	41,129	19.0%	(11.27)

Operating income	100,301	29.99	12.8%	67,375	27.49	11.8%	32,926	48.9%	2.50

Other (expense) income, net	(561)	(0.17)	-0.1%	555	0.23	0.1%	(1,116)	-201.1%	(0.40)

Income before income tax expense	99,740	29.82	12.7%	67,930	27.72	11.9%	31,810	46.8%	2.10
Income tax expense	21,365	6.39	2.7%	16,380	6.68	2.9%	4,985	30.4%	(0.29)

Net income	$78,375	$23.43	10.0%	$51,550	$21.03	9.0%	$26,825	52.0%	$2.40

Net revenue.
Net revenue increased by $212.6 million, or 37.3%, to $782.7 million for the twenty-six
weeks ended June 27, 2020, as compared to $570.1 million for the twenty-six
weeks ended June 29, 2019, primarily as a result of an increase in shipments, partially offset by estimated keg returns from distributors and retailers related to
COVID-19
of $5.8 million.
Volume.
Total shipment volume increased by 36.5% to 3,345,000 barrels for the twenty-six
weeks ended June 27, 2020, as compared to 2,451,000 barrels for the twenty-six
weeks ended June 29, 2019, primarily due to
increases in shipments of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the twenty-six
weeks ended June 27, 2020 increased by approximately 43% compared to the twenty-six
weeks ended June 29, 2019, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brand products and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Net revenue per barrel.
Net revenue per barrel increased by 0.6% to $234.02 per barrel for the twenty-six
weeks ended June 27, 2020, as compared to $232.60 per barrel for the comparable period in 2019, primarily due to price increases and package mix, partially offset by estimated keg returns from distributors and retailers related to
COVID-19
of $5.8 million.
Cost of goods sold.
Cost of goods sold was $127.10 per barrel for the
twenty-six
weeks ended June 27, 2020, as compared to $116.90 per barrel for the twenty-six
weeks ended June 29, 2019. The 2020 increase in cost of goods sold of $10.20 per barrel was primarily the result of higher processing costs due to increased production at third-party breweries and higher processing costs and finished goods keg inventory write-offs at Company-owned breweries of which $5.6 million was direct costs related to
COVID-19,
partially offset by cost saving initiatives at Company-owned breweries.
Gross profit.
Gross profit was $106.92 per barrel for the
twenty-six
weeks ended June 27, 2020, as compared to $115.69 per barrel for the twenty-six
weeks ended June 29, 2019. The decrease in gross profit per barrel of $8.77 was the result of an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $32.4 million, or 19.6%, to $198.2 million for the twenty-six
weeks ended June 27, 2020, as compared to $165.8 million for the twenty-six
weeks ended June 29, 2019. The increase was primarily due to increased investments in media and production, higher salaries and benefits costs, the addition of Dogfish Head brand-related expenses beginning July 3, 2019, and increased freight to distributors due to higher volumes.
Advertising, promotional and selling expenses were 25.3% of net revenue, or $59.27 per barrel, for the twenty-six
weeks ended June 27, 2020, as compared to 29.1% of net revenue, or $67.65 per barrel, for the twenty-six
weeks ended June 29, 2019. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
General and administrative.
General and administrative expenses increased by $6.6 million, or 13.2%, to $56.7 million for the twenty-six
weeks ended June 27, 2020, as compared to $50.1 million for the twenty-six
weeks ended June 29, 2019. The increase was primarily due to increases in salaries and benefits costs and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019, partially offset by one-time
Dogfish Head transaction-related fees of $1.5 million incurred in the second quarter of 2019.
Impairment of assets.
Impairment of long-lived assets increased $2.1 million from the first half of 2019, primarily due write-downs of equipment at Company-owned breweries.
I
ncome tax expense.
During the
twenty-six
weeks ended June 27, 2020, the Company recorded a net income tax expense of $21.4 million which consists of $25.7 million income tax expenses partially offset by a $4.3 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s effective tax rate for the
twenty-six
weeks ended June 27, 2020, excluding the impact of ASU
2016-09,
decreased to 25.8% from 27.1% for the
twenty-six
weeks ended June 29, 2019, primarily due to
one-time
state tax benefits related to capital investments.
LIQUIDITY AND CAPITAL RESOURCES
Cash increased to $86.7 million as of June 27, 2020 from $36.7 million as of December 28, 2019, reflecting cash provided by operating activities, partially offset by purchases of property, plant and equipment.
Cash provided by operating activities consists of net income, adjusted for certain non-cash
items, such as depreciation and amortization, stock-based compensation expense, other non-cash
items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the
twenty-six
weeks ended June 27, 2020 was $104.0 million and primarily consisted of net income of $78.4 million and non-cash
items of $58.5 million, partially offset by a net increase in operating assets and liabilities of $32.9 million. Cash provided by operating activities for the twenty-six
weeks ended June 29, 2019 was $55.5 million and primarily consisted of net income of $51.6 million and non-cash
items of $40.3 million, partially offset by a net increase in operating assets and liabilities of $36.3 million.
The Company used $59.8 million in investing activities during the twenty-six
weeks ended June 27, 2020, as compared to $203.0 million during the twenty-six
weeks ended June 29, 2019. The decrease reflects the 2019 Dogfish Head transaction cash outflow. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions, and support product innovation and future growth.
Cash provided by financing activities was $5.8 million during the twenty-six
weeks ended June 27, 2020, as compared to $42.1 million during the twenty-six weeks ended June 29, 2019. The $36.3 million decrease in cash provided by financing activities in 2020 from 2019 is primarily due to lower net borrowings on the Company’s line of credit within the period.
During the
twenty-six
weeks ended June 27, 2020 and the period from June 28, 2020 through July 17, 2020 the Company did not repurchase any shares of its Class A Common Stock. As of July 17, 2020, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of June 27, 2020 of $86.7 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.
2020 Outlook
Year-to-date
depletions through the twenty-eight weeks ended July 11, 2020 are estimated to have increased approximately 42% from the comparable period in 2019. Excluding the Dogfish head impact, depletions increased 37%.
The Company is currently estimating 2020 depletions and shipments growth of between 27% and 35%, of which between 1% and 2% is due to the addition of Dogfish Head. The Company is targeting national price increases of between 1% and 2%. Full-year 2020 gross margins are currently expected to be between 46% and 48%. The Company intends to increase full-year 2020 advertising, promotional and selling expenses by between $70 million and $80 million. This does not include any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2020, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.
The Company currently projects
Non-GAAP
earnings per diluted share, which excludes the impact of ASU
2016-09,
for 2020 of between $11.70 and $12.70, but actual results could vary significantly from this target. The Company estimates a full-year 2020
Non-GAAP
effective tax rate of approximately 26%, which excludes the impact of ASU
2016-09.
Non-GAAP
earnings per diluted share and
Non-GAAP
effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These
Non-GAAP
measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these
Non-GAAP
measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance.
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
Non-GAAP
measures on a forward-looking basis.
The Company is continuing to evaluate 2020 capital expenditures. Its current estimates are between $180 million and $200 million, consisting mostly of investments in the Company’s breweries and taprooms. The actual total amount spent on 2020 capital expenditures may well be different from these estimates.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance
Sheet Arrangements
At June 27, 2020, the Company did not have
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended June 27, 2020.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three-month period ended June 27, 2020.
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
As of June 27, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule
13a-15(e)
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
As a result of the
COVID-19
pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the twenty-six
weeks ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
During the
twenty-six
weeks ended June 27, 2020, there were no material changes to the disclosure made in the Company’s Annual Report on Form
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
The Company’s operations and business have been negatively affected and could continue to be materially and adversely affected by the
COVID-19
pandemic and related weak, or weakening of, economic or other negative conditions, particularly in the United States where the Company derives most of its revenue and profit, but also in Europe, where some of the Company’s ingredient suppliers are located. National, state and local governments have responded to the
COVID-19
pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although the Company has been permitted to continue to operate its breweries in all of the jurisdictions in which it operates, there is no assurance that the Company will be permitted to operate these facilities under every future government order or other restriction and in every location or that the third-party breweries on which the Company relies for production will similarly be permitted to continue to operate. In particular, any limitations on, or closures of, the Company’s Pennsylvania, Cincinnati or Milton breweries or its third-party breweries, could have a material adverse impact on the Company’s ability to manufacture products and service customers and could have a material adverse impact on the Company’s business, financial condition and results of operations.
During the first half of fiscal 2020, the principal impacts of the global
COVID-19
pandemic were a significant reduction in keg demand from the on-premise
channel and higher labor and safety related costs at Company-owned breweries. The Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material change. Continued or additional disruptions to the Company’s business and potential associated impacts to the Company’s financial condition and results of operations include, but are not limited to:

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

•
inability to manufacture and ship the Company’s products in quantities necessary to meet drinker demand and achieve planned shipment and depletion targets due to disruptions at the Company-owned breweries and third-party breweries caused by:

•	the Company’s inability to maintain a sufficient workforce at Company-owned breweries due to the health-related effects of COVID-19 and similar staffing issues at third-party breweries;

•
disruptions at the Company-owned breweries and third-party breweries caused by an inability to maintain a sufficient quantity of essential supplies, such as ingredients and packaging materials, and maintain logistics and other manufacturing and supply chain capabilities necessary for the manufacture and distribution of the Company’s products;

•
failure of third parties on which the Company relies, including the Company’s inventory suppliers, third-party breweries, distributors, and logistics and transportation providers, to continue to meet on a timely basis their obligations to the Company, which may be caused by their own financial or operational difficulties;

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

These impacts could place limitations on the Company’s ability to operate effectively and could have a material and adverse effect on the Company’s operations, financial condition and operating results. The Company has implemented policies and procedures at its Company-owned breweries to address potential risks, including entrance screening and temperature checks, face mask requirements, reorganizing work to increase social distancing between and among shifts, and adding two hours of workspace cleaning per shift. As the situation continues to evolve and more information and guidance becomes available, the Company may adjust its current policies and procedures, so as to address the rapidly changing variables related to the pandemic. Additional impacts may arise, of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of July 17, 2020, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the twenty-six
weeks ended June 27, 2020, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.
During the
twenty-six
weeks ended June 27, 2020, the Company repurchased 315 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

		Average
	Total Number of Shares	Price Paid	Total Number of Shares Purchased as Part of	Approximate Dollar Value of Shares that May Yet be
Period	Purchased	per Share	Publicly Announced Plans or Programs	Purchased Under the Plans or Programs
December 29, 2020 to February 1, 2020	167	$132.37	—	$90,335
February 2, 2020 to February 29, 2020	—	—	—	90,335
March 1, 2020 to March 28, 2020	58	105.56	—	90,335
March 29, 2020 to May 2, 2020	59	145.01	—	90,335
May 3, 2020 to May 30, 2020	—	—	—	90,335
May 31, 2020 to June 27, 2020	31	187.54	—	90,335

Total	315	$135.23	—	90,335

As of July 17, 2020, the Company had 9.9 million shares of Class A Common Stock outstanding and 2.3 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

**10.1	Registration Rights Agreement with the Stockholders named therein, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.2	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.3	Employment Agreement with Sam A. Calagione III, Dogfish Head Brewer and Founder, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.4	Coworker Agreement with George Pastrana, President – Dogfish Head, dated July 3, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.5	Offer Letter to Lesya Lysyj, Chief Marketing Officer, dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.6	Offer Letter to Carolyn O’Boyle, Chief People Officer, dated February 7, 2020.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this report
**	Designates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form
10-Q
to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC.
(Registrant)

Date: July 23, 2020	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: July 23, 2020	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)