Form 10-Q
period 2020-09-26
BOSTON BEER CO INC
filed 2020-10-22
CIK 949870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended                      September 26, 2020
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
02210
(Zip Code)
(617)
368-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock . $0.01 par value	SAM	New York Stock Exchange
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
12b-2
of the Act.)    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of October 16, 2020:

Class A Common Stock , $ .01 par value	9,934,625
Class B Common Stock , $. 01 par value	2,307,983
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.
FORM
10-Q
September 26, 2020

EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 26, 2020	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$157,130	$36,670
Accounts receivable	93,809	54,404
Inventories	123,831	106,038
Prepaid expenses and other current assets	22,214	12,077
Income tax receivable	3,041	9,459

Total current assets	400,025	218,648

Property, plant and equipment, net	588,977	541,068
Operating right-of-use assets	59,991	53,758
Goodwill	112,529	112,529
Intangible assets	103,994	104,272
Other assets	46,820	23,782

Total assets	$1,312,336	$1,054,057

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$108,600	$76,374
Accrued expenses and other current liabilities	115,604	99,107
Current operating lease liabilities	7,735	5,168

Total current liabilities	231,939	180,649

Deferred income taxes, net	89,170	75,010
Non-current operating lease liabilities	61,184	53,940
Other liabilities	11,513	8,822

Total liabilities	393,806	318,421

Commitments and Contingencies (See Note K)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 9,868,649 and 9,370,526 issued and outstanding as of September 26, 2020 and December 28, 2019, respectively	99	94
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,307,983 and 2,672,983 issued and outstanding as of September 26, 2020 and December 28, 2019, respectively	23	27
Additional paid-in capital	594,427	571,784
Accumulated other comprehensive loss, net of tax	(562)	(1,669)
Retained earnings	324,543	165,400

Total stockholders’ equity	918,530	735,636

Total liabilities and stockholders’ equity	$1,312,336	$1,054,057

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue	$525,249	$402,691	$1,358,563	$1,008,893
Less excise taxes	32,457	24,225	83,068	60,369

Net revenue	492,792	378,466	1,275,495	948,524
Cost of goods sold	252,207	190,631	677,313	477,147

Gross profit	240,585	187,835	598,182	471,377

Operating expenses:
Advertising, promotional and selling expenses	108,023	96,570	306,250	262,372
General and administrative expenses	30,340	31,429	87,054	81,552
Impairment of assets	441	—	2,796	243

Total operating expenses	138,804	127,999	396,100	344,167

Operating income	101,781	59,836	202,082	127,210

Other income (expense), net:
Interest (expense) income, net	(20)	(138)	(169)	472
Other income (expense), net	190	(764)	(222)	(818)

Total other income (expense), net	170	(902)	(391)	(346)

Income before income tax provision	101,951	58,934	201,691	126,864
Income tax provision	21,183	14,205	42,548	30,585

Net income	$80,768	$44,729	$159,143	$96,279

Net income per common share - basic	$6.61	$3.70	$13.05	$8.16

Net income per common share - diluted	$6.51	$3.65	$12.90	$8.07

Weighted-average number of common shares - Class A basic	9,846	9,136	9,663	8,797

Weighted-average number of common shares - Class B basic	2,308	2,862	2,451	2,899

Weighted-average number of common shares - diluted	12,333	12,150	12,259	11,823

Net income	$80,768	$44,729	$159,143	$96,279

Other comprehensive income, net of tax:
Foreign currency translation adjustment	61	1	(10)	43
Defined benefit plans liability adjustment	1,117	—	1,117	—

Total other comprehensive income, net of tax	1,178	1	1,107	43

Comprehensive income	$81,946	$44,730	$160,250	$96,322
The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the thirteen and thirty-nineweeks ended September 26, 2020 and September 28, 2019
(in thousands)
(unaudited)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636

Net income							18,234	18,234
Stock options exercised and restricted shares activities	38	—			1,858			1,858
Stock-based compensation expense					2,566			2,566
Conversion from Class B to Class A	150	2	(150)	(2)				—
Currency translation adjustment						(58)		(58)

Balance at March 28, 2020	9,559	$96	2,523	$25	$576,208	$(1,727)	$183,634	$758,236

Net income							60,141	60,141
Stock options exercised and restricted shares activities	61	—			4,582			4,582
Stock-based compensation expense					4,537			4,537
Conversion from Class B to Class A	215	2	(215)	(2)				—
Currency translation adjustment						(13)		(13)

Balance at June 27, 2020	9,835	$98	2,308	$23	$585,327	$(1,740)	$243,775	$827,483

Net income							80,768	80,768
Stock options exercised and restricted shares activities	34	1			5,468			5,469
Stock-based compensation expense					3,632			3,632
Defined benefit plans liability adjustment, net of tax of $378						1,117		1,117
Currency translation adjustment						61		61

Balance at September 26, 2020	9,869	$99	2,308	$23	$594,427	$(562)	$324,543	$918,530

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317

Net income							23,694	23,694
Stock options exercised and restricted shares activities	54	—			3,704			3,704
Stock-based compensation expense					2,066			2,066
Currency translation adjustment						37		37

Balance at March 30, 2019	8,634	$86	2,918	$29	$411,481	$(1,160)	$79,382	$489,818

Net income							27,856	27,856
Stock options exercised and restricted shares activities	21	1			1,377			1,378
Stock-based compensation expense					3,744			3,744
Currency translation adjustment						5		5

Balance at June 29, 2019	8,655	$87	2,918	$29	$416,602	$(1,155)	$107,238	$522,801

Net income							44,729	44,729
Stock options exercised and restricted shares activities	31	—			3,473			3,473
Stock-based compensation expense					3,233			3,233
Shares issued in connection with Dogfish Head merger	430	4			144,739			144,743
Conversion from Class B to Class A	100	1	(100)	(1)				—
Currency translation adjustment						1		1

Balance at September 28, 2019	9,216	$92	2,818	$28	$568,047	$(1,154)	$151,967	$718,980

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended
	September 26, 2020	September 28, 2019
Cash flows provided by operating activities:
Net income	$159,143	$96,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,937	41,841
Impairment of assets	2,796	243
(Gain) loss on disposal of property, plant and equipment	(173)	449
Change in ROU assets	5,465	2,734
Credit loss expense	746	53
Stock-based compensation expense	10,735	9,043
Deferred income taxes	14,160	14,047
Changes in operating assets and liabilities:
Accounts receivable	(39,775)	(26,532)
Inventories	(23,072)	(16,847)
Prepaid expenses, income tax receivable and other current assets	(4,043)	(1,173)
Other assets	(17,827)	(12,730)
Accounts payable	33,020	22,388
Accrued expenses and other current liabilities	18,024	14,949
Change in operating lease liability	(1,887)	(2,270)
Other liabilities	2,671	207

Net cash provided by operating activities	208,920	142,681

Cash flows used in investing activities:
Purchases of property, plant and equipment	(100,341)	(66,760)
Proceeds from disposal of property, plant and equipment	72	144
Investment in Dogfish Head, net of cash acquired	—	(165,517)
Other investing activities	392	(10)

Net cash used in investing activities	(99,877)	(232,143)

Cash flows provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	14,015	8,437
Cash paid on note payable and finance leases	(906)	(246)
Cash borrowed on line of credit	100,000	97,000
Cash paid on line of credit	(100,000)	(97,000)
Payment of tax withholdings on stock-based payment awards and investment shares	(1,692)	—

Net cash provided by financing activities	11,417	8,191

Change in cash and cash equivalents	120,460	(81,271)

Cash and cash equivalents at beginning of year	36,670	108,399

Cash and cash equivalents at end of period	$157,130	$27,128

Supplemental disclosure of cash flow information:
Non cash consideration issued in Dogfish Head Brewery Transaction (Refer to Note C)	$—	$144,743

Income taxes paid	$17,309	$16,759

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$6,949	$3,178

Operating cash flows from finance leases	$106	$258

Financing cash flows from finance leases	$838	$7

Right-of-use assets obtained in exchange for operating lease obligations	$11,698	$41,678

Right-of-use assets obtained in exchange for finance lease obligations	$2,689	$2,837

Interest paid on revolving credit facility	$246	$349

Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$(3,390)	$(2,076)

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
®
”, “Coney Island
®
Brewing Company” and “American Fermentation Company”.
The accompanying unaudited consolidated balance sheet as of September 26, 2020, and the unaudited

consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the interim periods ended September 26, 2020 and September 28, 2019 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019.
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 26, 2020 and the results of its consolidated operations, stockholders’ equity, and cash flows for the interim periods ended September 26, 2020 and September 28, 2019, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. COVID-19 Pandemic
The Company began seeing the impact of the
COVID-19
pandemic on its business in early March. The direct financial impact of the pandemic has primarily shown in significantly reduced keg demand from the on-premise
channel and higher labor and safety related costs at the Company’s breweries. For the thirty-nine weeks ended September 26, 2020, the Company recorded
COVID-19
related
pre-tax
reductions in net revenue and increases in other costs that total $14.2 million of which $10.0 million was recorded in the first quarter, $4.1 million was recorded in the second quarter and $0.1 million was recorded in the third quarter. The total amount consists of a $3.4 million reduction in net revenue for estimated keg returns from distributors and retailers and $10.8 million for inventory write-downs for obsolescence, increased costs for health and safety, increased salaries and benefits and other
COVID-19
related direct costs, of which $7.4 million are recorded in cost of goods sold and $3.4 million are recorded in operating expenses. In addition to these direct financial impacts,
COVID-19
related safety measures resulted in a reduction of brewery productivity. This has shifted more volume to third-party breweries, which increased production costs and negatively impacted gross margins. While the duration of the disruption and related impact on the Company’s consolidated financial statements is currently uncertain, the Company expects to continue to incur increased costs related to health and safety for the foreseeable future.
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
The timing of the release of these escrowed shares is primarily related to the continued employment with the Company of Samuel A. Calagione, III, one of the two Dogfish Head founders.

The Company’s allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Transaction is based on estimated fair values as of July 3, 2019, and was finalized on July 3, 2020. The following table summarizes the acquisition date fair value of the tangible assets, intangible assets, liabilities assumed, and related goodwill acquired from Dogfish Head, as well as the allocation of purchase price paid:

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

The following unaudited pro forma information has been prepared as if the Transaction and the related debt financing had occurred as of December 30, 2018, the first day of the Company’s 2019 fiscal year. The pro forma amounts reflect the combined historical operational results for Boston Beer and Dogfish Head, after giving effect to adjustments related to the impact of purchase accounting, transaction costs and financing. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the Transaction occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:

(i)	Interest expense has been included at a rate of approximately 3% which is consistent with the borrowing rate on the Company’s current line of credit.

(ii)	The tax effects of the pro forma adjustments at an estimated statutory rate of 25.6%.

	Thirteen weeks ended	Thirty-nine weeks ended
	September 28, 2019	September 28, 2019
	(in thousands)	(in thousands)
Net revenue	$379,205	$1,002,959
Net income	$46,445	$103,105
Basic earnings per share	$3.84	$8.74
Diluted earnings per share	$3.79	$8.64
D. Goodwill and Intangible Assets
The Company’s intangible assets as of September 26, 2020 and December 28, 2019 were as follows:

		As of September 26, 2020				As of December 28, 2019
	Estimated Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value		Gross Carrying Value	Accumulated Amortization	Net Book Value
				(in thousands	)
Custmer Relationships	15	$3,800	$(316)	$3,484		$3,800	$(127)	$3,673
Trade Names	Indefinite	100,510	—	100,510		100,599	—	100,599

Total intangible assets		$104,310	$(316)	$103,994		$104,399	$(127)	$104,272

As disclosed within Note C, the Company acquired intangible assets as part of the Dogfish Head transaction that consist
of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible will be amortized on a straight-line basis over the 15 year useful life. Amortization expense in the thirteen and thirty-nine weeks ended September 26, 2020 was approximately $63,000 and $190,000, respectively. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thousands)
Remainder of 2020	$63
2021	253
2022	253
2023	253
2024	253
2025	253
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
the goodwill impairment test is a
two-step
assessment, if indicators of impairment exist. The first step requires an entity to compare each reporting unit’s carrying value and its fair value. If the reporting unit’s carrying value exceeds the fair value, then the entity must perform the second step, which is to compare the implied fair value of goodwill to its carrying value, and record an impairment charge for any excess of carrying value of goodwill over its implied fair value. An entity also has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU
2017-04
simplifies the goodwill impairment test by eliminating the second step of the test. As such, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. ASU
2017-04
is effective prospectively for the year beginning December 29, 2019. The Company adopted the standard in the third quarter of 2020 during the annual goodwill impairment assessment and there was no material impact.
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
F. Revenue Recognition
During the thirty-nine weeks ended September 26, 2020 and September 28, 2019 approximately 95% of the Company’s revenue was from shipments of its products to domestic distributors, 4% from shipments to international distributors, primarily located in Canada and 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.
The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 26, 2020 and December 28, 2019, the Company has deferred $11.5 million and $7.0 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $19.0 million and $47.6 million for the thirteen and thirty-nine weeks ended September 26, 2020, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue and were $14.8 million and $34.5 million for the thirteen and thirty-nine weeks ended September 28, 2019, respectively. The agreed-upon discount rates are applied to certain distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.
Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses
,
based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale
and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs for the thirteen and thirty-nine weeks ended September 26, 2020 were $7.5 million and $16.9 million, respectively. For the thirteen and thirty-nine weeks ended September 26, 2020, the Company recorded certain of these costs in the total amount of $6.9 million and $15.9 million, respectively as reductions to net revenue. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and thirty-nine weeks ended September 28, 2019 were $7.8 million and $17.8 million, respectively. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue for the thirteen and thirty-nine weeks ended September 2
8
, 2019 were $6.2 million and $13.0 million, respectively. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.
The Further Consolidation Appropriations Act, 2020 extended reductions in federal excise taxes as a result of the Tax Cuts and Jobs Act of 2017 through December 31, 2020. The Company benefited from a reduction in federal excise taxes of $4.0 million and $2.8 million for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. The Company benefited from a reduction in federal excise taxes of $9.8 million and $6.6 million for the thirty-nine weeks ended September 26, 2020 and September 28, 2019 respectively.
On March 31, 2020, The Alcohol and Tobacco Tax and Trade Bureaus (“TTB”) released TTB Industry Circular
2020-2,
which postponed all Federal excise tax payments for ninety days on sales of wine, beer and distilled spirits between March 1, 2020 and July 1, 2020. As a September 26, 2020, the Company had accrued federal excise taxes of $8.6 million in accrued expenses and other current liabilities, which will be fully paid during the fourth quarter of 2020.
The Company believes distributor inventory as of September 26, 2020 averaged approximately 2 weeks on hand and was lower than prior year levels due to depletions outpacing supply constrained shipments. The Company expects wholesaler inventory levels in terms of weeks on hand to remain between 1 and 4 weeks for the remainder
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

	September 26,	December 28,
	2020	2019
	(in thousands)
Current inventory:
Raw materials	$61,705	$61,522
Work in process	14,287	12,631
Finished goods	47,839	31,885

Total current inventory	123,831	106,038
Long term inventory	15,327	10,048

Total inventory	$139,158	$116,086

H. Leases
The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2034. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. ROU assets and lease liabilities commencing after December 30, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 26, 2020, and December 28, 2019 total ROU assets and lease liabilities were as follows:

	Classification	Leases
		September 26, 2020	December 28, 2019

		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$59,991	$53,758
Finance lease assets	Property, plant and equipment, net	4,389	2,531

Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	7,735	5,168
Finance lease liabilities	Accrued expenses and other current liabilities	1,441	546
Non-current
Operating lease liabilities	Non-current operating lease liabilities	61,184	53,940
Finance lease liabilities	Other liabilities	2,997	2,042
The gross value and accumulated depreciation of ROU assets related to finance leases as of September 26, 2020 and December 28, 2019 were as follows:

	Finance Leases
	September 26,	December 28,
	2020	2019
	(in thousands)
Gross value	$5,525	$2,837
Accumulated amortization	(1,136)	(306)

Carrying value	$4,389	$2,531

Components of lease cost for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019 were as follows:

	Lease Cost
	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating lease cost	$2,425	$1,375	$7,277	$3,680
Variable lease costs not included in liability	349	171	1,321	643
Finance lease cost:
Amortization of right-of-use asset	257	131	830	174
Interest on lease liabilities	31	206	106	258

Total finance lease cost	$288	$337	$936	$432

Maturities of lease liabilities as of September 26, 2020 were as follows:

	Operating Leases	Finance Leases	Weighted-Average Remaining Term in Years
			Operating Leases	Finance Leases
	(in thousands)
2020	$2,464	$391
2021	10,094	1,572
2022	9,908	1,572
2023	9,737	863
2024	9,470	265
Thereafter	39,523	22

Total lease payments	81,196	4,685
Less imputed interest (based on 3.5% weighted - average discount rate)	(12,277)	(247)

Present value of lease liability	$68,919	$4,438	9.0	3.1
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
two-class
method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$80,768	$44,729	$159,143	$96,279

Allocation of net income for basic:
Class A Common Stock	$65,074	$33,776	$126,146	$71,761
Class B Common Stock	15,254	10,581	31,996	23,652
Unvested participating shares	440	372	1,001	866

	$80,768	$44,729	$159,143	$96,279
Weighted average number of shares for basic:
Class A Common Stock	9,846	9,136	9,663	8,797
Class B Common Stock*	2,308	2,862	2,451	2,899
Unvested participating shares	67	101	77	106

	12,221	12,099	12,191	11,802
Net income per share for basic:
Class A Common Stock	$6.61	$3.70	$13.05	$8.16

Class B Common Stock	$6.61	$3.70	$13.05	$8.16

*Change in Class B Common Stock resulted from the conversion of 145,000 shares to Class A Common Stock on December 13, 2019, 150,000 shares to Class A Common Stock on March 11, 2020 and 215,000 shares to Class A Common Stock on May 6, 2020 with the ending number of shares reflecting the weighted average for the period.
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

	Thirteen weeks ended
	September 26, 2020			September 28, 2019
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
			(in thousands, except per share data)
As reported—basic	$65,074	9,846	$6.61	$33,776	9,136	$3.70
Add: effect of dilutive potential common shares
Share-based awards	—	179		—	152
Class B Common Stock	15,254	2,308		10,581	2,862
Net effect of unvested participating shares	6	—		4	—

Net income per common share—diluted	$80,334	12,333	$6.51	$44,361	12,150	$3.65

	Thirty-nine weeks ended
	September 26, 2020			September 28, 2019
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
			(in thousands, except per share data)
As reported—basic	$126,146	9,663	$13.05	$71,761	8,797	$8.16
Add: effect of dilutive potential common shares
Share-based awards	—	145		—	127
Class B Common Stock	31,996	2,451		23,652	2,899
Net effect of unvested participating shares	12	—		8	—

Net income per common share—diluted	$158,154	12,259	$12.90	$95,421	11,823	$8.07

During the
thirteen
and thirty-nine weeks ended
September
26, 2020,
weighted
-average stock
options
to purchase approximately 0 and 1,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. During the thirteen and thirty-nine weeks ended September 28, 2019, weighted-average stock options to purchase approximately 27,000 and 21,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive.
J. Comprehensive Income or Loss
Comprehensive income or loss represents net income or loss, plus
a
defined benefit plans liability adjustment, net of tax effect and foreign currency translation adjustment. The Company incurred a $1.1 million settlement loss, net of tax, during the thirteen weeks ended September 26, 2020, as a result of terminating
a
 defined benefit plan. See Note P for discussion of the defined benefit plan termination. The foreign currency translation adjustments for the interim period ended September 28, 2019 was not material.
K. Commitments and Contingencies
Contract Obligations
As of September 26, 2020, projected cash outflows under
non-cancelable
contractual obligations are as f
o
llows:

Commitments
(in thousands)
Ingredients	$130,933
Equipment and machinery	73,774
Brand support	62,496
Other	12,378

Total contractual obligations	$279,581

The majority of these contract obligations are for the 2020 and 2021 fiscal years with the remainder extending no later than the 2026 fiscal year.

Currently, the Company brews and packages approximately
65
% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies.

Pursuant to these arrangements, the Company
generally
supplies raw materials
and
packaging

to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged.
The Company has made
payments for capital improvements at
these
third-party brewing facilities
that it expenses over the period of the contracts.
As of September 26, 2020, the Company had prepaid brewing service fees of $9.0 million in prepaid expenses and other current assets and $30.2 million in other assets, long-term. The Company plans to expense the total amount of $39.2 million over contract periods ending December 31, 2024. The Company is also obligated to meet annual minimum volume commitments in conjunction with certain of its production arrangements and is subject to contractual shortfall fees if these annual minimum volume commitments are not met. At September 26, 2020, if volume for the remaining term of the production arrangements were zero, the contractual shortfall fees would total $60.9 million through December 31, 2024. Based on current production volume projections, the Company believes that it will meet all annual volume commitments under these production arrangements and will not incur any shortfall fees. If future volume projections are reduced below the minimum annual volume commitments and the Company estimates that shortfall fees will be incurred, the Company will expense the estimated shortfall fees in the period when incurring the shortfall fees becomes probable.
Subsequent to September 26, 2020, the Company entered into a production arrangement with a third-party brewing company which includes up-front
payments for capital improvements of $9.6 million and annual minimum volume commitments subject to contractual shortfall fees. The Company plans to expense the capital improvements amount of $9.6 million over the contract period ending December 31, 2026. At October 19, 2020, if volume for the remaining term of the production arrangement was zero, the contractual shortfall fees would total $10.3 million through December 31, 2026. As with its prior commitments noted above, based on current production volume projections, the Company believes that it will meet all annual volume commitments under these production arrangements and will not incur any shortfall fees.

The Company is in the process of assessing the impact the
COVID-19
pandemic will have on its future commitments and contingencies but does not believe that the future commitments will be materially impacted.
Litigation
The
Company
is not a party to any pending or threatened
litigation
, the outcome of which would be expected to have a material adverse effect upon its financial condition or the results of its operations. In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results
.
L. Income Taxes
As of September 26, 2020 and December 28, 2019, the Company had approximately $0.8 million and $0.8 million, respectively, of unrecognized income tax benefits.
The Company’s practice is to classify interest and penalties related to income
tax matters in income tax expense. As of September 26, 2020 and December 28, 2019, the Company had $0.2 million and $0.1 million, respectively, accrued for interest and penalties recorded in other liabilities.
The Internal Revenue Service completed an examination of the
Company’s
2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The
Company

was
not under any income tax audits as of September 26, 2020.
The
Company is generally obligated to report changes in taxable income arising from federal income tax audits.
The following table provides a summary of the income tax provision for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019:

	Thirteen weeks ended
	September 26,	September 28,
	2020	2019
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$26,325	$16,047
Benefit of ASU 2016-09	(5,142)	(1,842)

Total income tax provision	$21,183	$14,205

	Thirty-nine weeks ended
	September 26,	September 28,
	2020	2019
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$52,029	$34,455
Benefit of ASU 2016-09	(9,481)	(3,870)

Total income tax provision	$42,548	$30,585

The Company’s effective tax rate for the thirteen weeks ended September 26, 2020, decreased to 20.8% from 24.1% for the thirteen
weeks ended September 28, 2019, primarily due to higher tax benefit from stock option activity recorded in accordance with ASU
2016-09.
The Company’s effective tax rate for the thirty-nine weeks ended September 26, 2020, decreased to 21.1% from 24.1% for the thirty-nine weeks ended September 28, 2019, also primarily due to higher tax benefit from stock option activity recorded in accordance with ASU
2016-09.

M. Revolving Line of Credit
In March 2018, the Company amended its $150.0 million revolving line of credit facility to extend the scheduled expiration date to March 31, 2023. As of September 26, 2020, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the entire balance of $150.0 million on the line of credit was available to the Company for future borrowing.
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
At September 26, 2020 and December 28, 2019, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 26, 2020 and December 28, 2019, the Company’s cash and cash equivalents balance was $157.1 million and $36.7 million, respectively, including money market funds amounting to $152.2 million and $29.5 million, respectively.
O. Common Stock and Stock-Based Compensation
Option Activity
Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for
Non-Employee
Directors is summarized as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2019	315,678	$186.53
Granted	25,870	383.22
Forfeited	(2,595)	241.84
Expired	—	—
Exercised	(91,606)	137.55

Outstanding at September 26, 2020	247,347	$224.66	6.08	$161,050

Exercisable at September 26, 2020	59,138	$196.52	5.05	$40,170

Vested and expected to vest at September 26, 2020	223,104	$223.63	6.04	$145,495

Of the total options outstanding at September 26, 2020, 40,000 shares were performance-based options for which the performance criteria had yet to be achieved.

On January 31, 2020, the Company granted options to purchase an aggregate of 978 shares of the Company’s Class A Common Stock to the Company’s
newly appointed non-employee Director, of which all shares vest immediately.
These options have a weighted average fair value of $146.87 per share
.
On March 1, 2020, the Company granted
performance-based stock
options to purchase an aggregate of 14,962 shares of the Company’s Class A Common Stock with a weighted average fair value of $142.25 per share to senior management.

On March 2, 2020, the Company granted
performance-based stock
options to purchase an aggregate of 7,030 shares of the Company’s Class A Common Stock with a weighted average fair value of $142.23 per share to the Company’s newly appointed Chief People Officer.
On May 14, 2020, the Company granted options to purchase an aggregate of 2,900 shares of the Company’s Class A Common Stock to the Company’s
non-employee
Directors. These options have a weighted average fair value of $198.14 per share. All of the options vested immediately on the date of the grant.
Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2020
Expected Volatility	32.6%
Risk-free interest rate	1.1%
Expected Dividends	0.0%
Exercise factor	2.1 times
Discount for post-vesting restrictions	0.0%

Non-Vested
Shares Activity
The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2019	122,142	$213.52
Granted	42,455	349.95
Vested	(45,860)	214.23
Forfeited	(4,488)	236.78

Non-vested at September 26, 2020	114,249	$263.02

Of the total shares outstanding at September 26, 2020, 3,000 shares were performance-based shares for which the performance criteria had yet to be achieved.
On March 1, 2020, the Company granted 15,011 shares of restricted stock units to certain officers, senior managers and key employees, all
of which vest ratably over service periods of four years.
Additionally,
on March 1, 2020, the Company granted a combined 13,482 shares of restricted stock units to select senior management employees with various service and performance-based
vesting conditions. On March 1, 2020, employees elected to purchase 9,127 shares under the Company’s investment share program,
under which shares of the Company’s Class A Common Stock are sold to employees at a discount.
The
weighted average fair value of the restricted stock units and investment shares was $370.79 and $169.43 per share, respectively.
On March 2, 2020, the Company granted its newly appointed Chief People Officer 2,696 shares of restricted stock units with a weighted-average fair value of $370.79 per share with service based vesting through 2024.
On July 28, 2020, the Company granted an officer 1,842 shares of restricted stock units with a weighted-average fair value of $814.19 per share with service based vesting in 2023. Also on July 28, 2020, the Company granted a senior manager 184 shares of restricted stock units with a weighted-average fair value of $814.19 per share with service based vesting through 2024.

On September 1, 2020, the Company granted a senior manager 113 shares of restricted stock units with a weighted-average fair value of $881.98 per share with service passed vesting through 2024.
Stock-Based Compensation
The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,203	$1,180	$3,054	$2,778
Amounts included in general and administrative expenses	2,429	2,053	7,681	6,265

Total stock-based compensation expense	$3,632	$3,233	$10,735	$9,043

P. Employee Retirement Plans
The Company has one company-sponsored defined benefit pension plan that covers certain of its union employees. It was established in 1991 and is open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union No. 1199 (“Local Union 1199”). As of December 28, 2019, the fair value of the plan assets was $3.9 million and the benefit obligation was $6.7 million. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third-party annuities. On May 28, 2020, the Company received a positive determination letter for the termination on the plan from the IRS. During the third quarter of 2020, the Company completed the termination of a portion of the plan and recorded an expense of $1.5 million as a result of the termination. In the fourth quarter of 2020
,
the Company expects to complete the termination of the plan and record an additional expense of approximately $1.1 million as a result of the termination.
Q. Related Party Transactions
In connection with the Dogfish Head Transaction, the Company has entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen and thirty-nine weeks ended September 26, 2020 was approximately $91,000 and $270,000, respectively. During the third quarter of 2020, the Company entered into an agreement to sell a boat and a car to the Dogfish Head founders at market value
of approximately $26,000.
Additionally, the Company incurred expenses of less than $10,000 to various other suppliers affiliated with the Dogfish Head founders.
R. Subsequent Events
As disclosed in Note K, subsequent to September 26, 2020, the Company entered into a production agreement with a third-party brewing company.
The Company evaluated subsequent events occurring after the balance sheet date, September 26, 2020, and concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week periods ended September 26, 2020, as compared to the thirteen and thirty-nine week periods ended September 28, 2019. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2019.

RESULTS OF OPERATIONS
Thirteen Weeks Ended September 26, 2020 compared to Thirteen Weeks Ended September 28, 2019

	Thirteen Weeks Ended (in thousands)
	September 26, 2020			September 28, 2019			Amount change	% change	Per barrel change
Barrels sold		2,080			1,594		486	30.5%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$492,792	$236.90	100.0%	$378,466	$237.46	100.0%	$114,326	30.2%	$(0.56)
Cost of goods	252,207	121.24	51.2%	190,631	119.61	50.4%	61,576	32.3%	1.63

Gross profit	240,585	115.65	48.8%	187,835	117.85	49.6%	52,750	28.1%	(2.20)
Advertising, promotional and selling expenses	108,023	51.93	21.9%	96,570	60.59	25.5%	11,453	11.9%	(8.66)
General and administrative expenses	30,340	14.59	6.2%	31,429	19.72	8.3%	(1,089)	-3.5%	(5.13)
Impairment of assets	441	0.21	0.1%	—	—	0.0%	441	0.0%	0.21

Total operating expenses	138,804	66.73	28.2%	127,999	80.31	33.8%	10,805	8.4%	(13.58)
Operating income	101,781	48.93	20.7%	59,836	37.54	15.8%	41,945	70.1%	11.39
Other (expense) income, net	170	0.08	0.0%	(902)	(0.57)	-0.2%	1,072	-118.8%	0.65

Income before income tax expense	101,951	49.01	20.7%	58,934	36.98	15.6%	43,017	73.0%	12.03
Income tax expense	21,183	10.18	4.3%	14,205	8.91	3.8%	6,978	49.1%	1.27

Net income	$80,768	$38.83	16.4%	$44,729	$28.06	11.8%	$36,039	80.6%	$10.77

Net revenue.
Net revenue increased by $114.3 million, or 30.2%, to $492.8 million for the thirteen weeks ended September 26, 2020, as compared to $378.5 million for the thirteen weeks ended September 28, 2019, primarily as a result of an increase in shipments.
Volume.
Total shipment volume increased by 30.5% to 2,080,000 barrels for the thirteen weeks ended September 26, 2020, as compared to 1,594,000 barrels for the thirteen weeks ended September 28, 2019, primarily due to increases in shipments of Truly Hard Seltzer, Twisted Tea and Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended September 26, 2020 increased by approximately 36% compared to the thirteen weeks ended September 28, 2019, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Samuel Adams, Angry Orchard and Dogfish Head brand products.
The Company believes distributor inventory as of September 26, 2020 averaged approximately 2 weeks on hand and was lower than prior year levels due to depletions outpacing supply constrained shipments. The Company expects wholesaler inventory levels in terms of weeks on hand to remain between 1 and 4 weeks for the remainder of the year.
Net revenue per barrel.
Net revenue per barrel decreased by 0.2% to $236.9 per barrel for the thirteen weeks ended September 26, 2020, as compared to $237.46 per barrel for the comparable period in 2019, primarily due to unfavorable package mix partially offset by price increases.
Cost of goods sold.
Cost of goods sold was $121.24 per barrel for the thirteen weeks ended September 26, 2020, as compared to $119.61 per barrel for the thirteen weeks ended September 28, 2019. The 2020 increase in cost of goods sold of $1.63 per barrel was primarily the result of higher processing costs due to increased production at third-party breweries, partially offset by cost saving initiatives at the Company-owned breweries.
Gross profit.
Gross profit was $115.65 per barrel for the thirteen weeks ended September 26, 2020, as compared to $117.85 per barrel for the thirteen weeks ended September 28, 2019. The decrease in gross profit per barrel of $2.20 was the result of an increase in cost of goods sold per barrel and a decrease in net revenue per barrel.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $11.4 million, or 11.9%, to $108.0 million for the thirteen weeks ended September 26, 2020, as compared to $96.6 million for the thirteen weeks ended September 28, 2019. The increase was primarily due to increased investments in media and production, increases in salaries and benefits costs and increased freight to distributors due to higher volumes.
Advertising, promotional and selling expenses were 21.9% of net revenue, or $51.93 per barrel, for the thirteen weeks ended September 26, 2020, as compared to 25.5% of net revenue, or $60.59 per barrel, for the thirteen weeks ended September 28, 2019. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
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
General and administrative.
General and administrative expenses decreased by $1.1 million, or 3.5%, to $30.3 million for the thirteen weeks ended September 26, 2020, as compared to $31.4 million for the thirteen weeks ended September 28, 2019. The decrease was primarily due to one-time
Dogfish Head transaction-related expenses of $3.6 million that were incurred in the third quarter of 2019, partially offset by increases in salaries and benefits costs.
Impairment of assets.
Impairment of long-lived assets increased $0.4 million from the third quarter of 2019, primarily due write-downs of equipment at Company-owned breweries.
I
ncome tax expense.
During the thirteen weeks ended September 26, 2020, the Company recorded a net income tax expense of $21.2 million which consists of $26.3 million income tax expenses partially offset by a $5.1 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s effective tax rate for the thirteen weeks ended September 26, 2020, decreased to 20.8% from 24.1% for the thirteen weeks ended September 28, 2019, primarily due to a higher tax benefit from stock option activity recorded in accordance with ASU
2016-09.
Thirty-Nine Weeks Ended September 26, 2020 compared to Thirty-Nine Weeks Ended September 28, 2019

	Thirty-nine Weeks Ended (in thousands)
	September 26, 2020			September 28, 2019			Amount change	% change	Per barrel change
Barrels sold		5,425			4,045		1,380	34.1%

		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,275,495	$235.12	100.0%	$948,524	$234.51	100.0%	$326,971	34.5%	$0.61
Cost of goods	677,313	124.86	53.1%	477,147	117.97	50.3%	200,166	42.0%	6.89

Gross profit	598,182	110.27	46.9%	471,377	116.54	49.7%	126,805	26.9%	(6.27)
Advertising, promotional and selling expenses	306,250	56.45	24.0%	262,372	64.87	27.7%	43,878	16.7%	(8.42)
General and administrative expenses	87,054	16.05	6.8%	81,552	20.16	8.6%	5,502	6.7%	(4.11)
Impairment of assets	2,796	0.52	0.2%	243	0.06	0.0%	2,553	1050.6%	0.46

Total operating expenses	396,100	73.02	31.1%	344,167	85.09	36.3%	51,933	15.1%	(12.07)
Operating income	202,082	37.25	15.8%	127,210	31.45	13.4%	74,872	58.9%	5.80
Other (expense) income, net	(391)	(0.07)	0.0%	(346)	(0.09)	0.0%	(45)	13.0%	0.02

Income before income tax expense	201,691	37.18	15.8%	126,864	31.37	13.4%	74,827	59.0%	5.81
Income tax expense	42,548	7.84	3.3%	30,585	7.56	3.2%	11,963	39.1%	0.28

Net income	$159,143	$29.34	12.5%	$96,279	$23.80	10.2%	$62,864	65.3%	$5.54

Net revenue.
Net revenue increased by $327 million, or 34.5%, to $1,275 million for the thirty-nine weeks ended September 26, 2020, as compared to $948.5 million for the thirty-nine weeks ended September 28, 2019, primarily as a result of an increase in shipments.
Volume.
Total shipment volume increased by 34.1% to 5,425,000 barrels for the thirty-nine weeks ended September 26, 2020, as compared to 4,045,000 barrels for the thirty-nine weeks ended September 28, 2019, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products.
Depletions, or sales by distributors to retailers, of the Company’s products for the thirty-nine weeks ended September 26, 2020 increased by approximately 40% compared to the thirty-nine weeks ended September 28, 2019, primarily due to increases in shipments of Truly Hard Seltzer and Twisted Tea and the addition of Dogfish Head brand products, partially offset by decreases in Samuel Adams and Angry Orchard brand products. Excluding the addition of the Dogfish Head brands beginning July 3, 2019, depletions increased 38% compared to the thirty-nine weeks ended September 28, 2019.
Net revenue per barrel.
Net revenue per barrel increased by 0.3% to $235.12 per barrel for the thirty-nine weeks ended September 26, 2020, as compared to $234.51 per barrel for the comparable period in 2019, primarily due to price increases partially offset by unfavorable package mix.
Cost of goods sold.
Cost of goods sold was $124.86 per barrel for the thirty-nine weeks ended September 26, 2020, as compared to $117.97 per barrel for the thirty-nine weeks ended September 28, 2019. The 2020 increase in cost of goods sold of $6.89 per barrel was primarily the result of higher processing costs due to increased production at third-party breweries and direct costs related to
COVID-19
of $7.4 million, partially offset by cost saving initiatives at the Company-owned breweries.
Gross profit.
Gross profit was $110.27 per barrel for the thirty-nine weeks ended September 26, 2020, as compared to $116.54 per barrel for the thirty-nine weeks ended September 28, 2019. The decrease in gross profit per barrel of $6.27 was the result of an increase in cost of goods sold per barrel, partially offset by an increase in net revenue per barrel.
Advertising, promotional and selling.
Advertising, promotional and selling expenses increased by $43.9 million, or 16.7%, to $306.3 million for the thirty-nine weeks ended September 26, 2020, as compared to $262.4 million for the thirty-nine weeks ended September 28, 2019. The increase was primarily due to increased investments in media and production, higher salaries and benefits costs, the addition of Dogfish Head brand-related expenses beginning July 3, 2019, and increased freight to distributors due to higher volumes.
Advertising, promotional and selling expenses were 24.0% of net revenue, or $56.45 per barrel, for the thirty-nine weeks ended September 26, 2020, as compared to 27.7% of net revenue, or $64.87 per barrel, for the thirty-nine weeks ended September 28, 2019. This decrease per barrel is primarily due to shipments growing at a higher rate than advertising, promotional and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.
General and administrative.
General and administrative expenses increased by $5.5 million, or 6.7% to $87.1 million for the thirty-nine weeks ended September 26, 2020, as compared to $81.6 million for the thirty-nine weeks ended September 28, 2019. The increase was primarily due to increases in salaries and benefits costs and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019, partially offset by the Dogfish Head transaction-related fees of $5.6 million incurred in the comparable
39-week
period in 2019.
Impairment of assets.
Impairment of assets increased by $2.6 million for the thirty-nine weeks ended September 26, 2020, as compared to the thirty-nine weeks ended September 28, 2019. This increase was primarily due to higher write-downs of equipment at Company-owned breweries in 2020.
I
ncome tax expense.
During the thirty-nine weeks ended September 26, 2020, the Company recorded a net income tax expense of $42.5 million which consists of $52.0 million income tax expenses partially offset by a $9.5 million tax benefit related to stock option exercises in accordance with ASU
2016-09.
The Company’s effective tax rate for the thirty-nine weeks ended September 26, 2020, decreased to 21.1% from 24.1% for the thirty-nine weeks ended September 28, 2019, primarily due to a higher tax benefit from stock option activity recorded in accordance with ASU
2016-09.

LIQUIDITY AND CAPITAL RESOURCES
Cash increased to $157.1 million as of September 26, 2020 from $36.7 million as of December 28, 2019, reflecting cash provided by operating activities and proceeds from exercise of stock options and sale of investment shares, partially offset by purchases of property, plant and equipment.
Cash provided by operating activities consists of net income, adjusted for certain non-cash
items, such as depreciation and amortization, stock-based compensation expense, other non-cash
items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.
Cash provided by operating activities for the thirty-nine weeks ended September 26, 2020 was $208.9 million and primarily consisted of net income of $159.1 million and non-cash
items of $82.7 million, partially offset by a net increase in operating assets and liabilities of $32.9 million. Cash provided by operating activities for the thirty-nine weeks ended September 28, 2019 was $142.7 million and primarily consisted of net income of $96.3 million and non-cash
items of $68.4 million, partially offset by a net increase in operating assets and liabilities of $22.0 million.
The Company used $99.9 million in investing activities during the thirty-nine weeks ended September 26, 2020, as compared to $232.1.0 million during the thirty-nine weeks ended September 28, 2019. The decrease reflects the 2019 Dogfish Head transaction cash outflow. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to increase brewery capacity, drive efficiencies and cost reductions, and support product innovation and future growth.
Cash provided by financing activities was $11.4 million during the thirty-nine weeks ended September 26, 2020, as compared to $8.2 million during the thirty-nine weeks ended September 28, 2019. The $3.2 million increase in cash provided by financing activities in 2020 from 2019 is primarily due to $100.0 million of borrowings on the Company’s line of credit to enhance its ability to address the impacts of
COVID-19
pandemic and higher proceeds from exercise of stock options and sale of investment shares, partially offset by $100.0 million in payments on the Company’s line of credit.
During the thirty-nine weeks ended September 26, 2020 and the period from September 27, 2020 through October 16, 2020 the Company did not repurchase any shares of its Class A Common Stock. As of October 16, 2020, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.
The Company expects that its cash balance as of September 26, 2020 of $157.1 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.
2020 and 2021 Outlook
Year-to-date
depletions through the
forty-two
weeks ended October 17, 2020 are estimated to have increased approximately 39% from the comparable period in 2019. Excluding the Dogfish Head impact, depletions increased 37%.
The Company is currently estimating 2020 depletions and shipments growth of between 37% and 42%, an increase from the previously communicated estimate of between 27% and 35%, of which between 1% and 2% is due to the addition of Dogfish Head. The Company is targeting national price increases of between 1% and 2%. Full-year 2020 gross margins are currently expected to be between 46% and 47%, a narrowing down of the previously communicated estimate of between 46% and 48%. The Company intends to increase full-year 2020 advertising, promotional and selling expenses by between $55 million and $65 million, a change from the previously communicated estimate of between $70 million and $80 million primarily due to lower selling expenses. This does not include any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2020, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.
The Company currently projects
Non-GAAP
earnings per diluted share, which excludes the impact of ASU
2016-09,
for 2020 of between $14.00 and $15.00, an increase from the previously communicated estimate of between $11.70 and $12.70, but actual results could vary significantly from this target. The Company estimates a full-year 2020
Non-GAAP
effective tax rate of approximately 26%, which excludes the impact of ASU
2016-09.
Non-GAAP
earnings per diluted share and
Non-GAAP

effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These
Non-GAAP
measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these
Non-GAAP
measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance.
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
Non-GAAP
measures on a forward-looking basis.
The Company is completing its 2021 planning process and will provide further detailed guidance when the Company presents its full-year 2020 results. The Company is currently using the following preliminary assumptions and targets for 2021. The Company is forecasting depletion and shipment percentage growth of between 35% and 45%. The Company is targeting national price increases of between 1% and 2%. Full-year 2021 gross margins are currently expected to be between 46% and 48%. The Company intends to increase advertising, promotional and selling expenses between $130 million and $150 million for the full year 2021, not including any changes in freight costs for the shipment of products to distributors. The Company intends to increase its investment in its brands in 2021 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2020
Non-GAAP
effective tax rate of approximately 26%, excluding the impact of ASU
2016-09.
The Company is continuing to evaluate 2020 capital expenditures. Its current estimates are between $160 million and $190 million, a change from the previously communicated estimate of between $180 million and $200 million, most of which relates to investments in the Company’s breweries. The Company estimates full-year 2021 capital spending of between $300 million and $400 million. The actual total amount spent on 2020 and 2021 capital expenditures may well be different from these estimates.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance
Sheet Arrangements
At September 26, 2020, the Company did not have
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual Obligations
There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended September 26, 2020.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies during the three-month period ended September 26, 2020.
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
As of September 26, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule
13a-15(e)
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
As a result of the
COVID-19
pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the thirty-nine weeks ended September 26, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
During the thirty-nine weeks ended September 26, 2020, there were no material changes to the disclosure made in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form
10-K
are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There has been no material change in the risk factors described in the Company’s Annual Report on Form
10-K
for the year ended December 28, 2019, with the exception of the addition of the following risk factors:
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
During the thirty-nine weeks ended September 26, 2020, the principal impacts of the global
COVID-19
pandemic were a significant reduction in keg demand from the on-premise
channel and higher labor and safety related costs at Company-owned breweries. The Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material change. Continued or additional disruptions to the Company’s business and potential associated impacts to the Company’s financial condition and results of operations include, but are not limited to:

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
The Company May Not Be Able to Increase Supply to meet the Increased Demand for Its Products.
Since 2017, demand for the Company’s products has grown significantly. Depletions volume increased 13% in fiscal year 2018 and 22% in fiscal year 2019. The Company currently estimates depletion growth in fiscal year 2020 to be between 37% and 42% and depletion growth in 2021 to be between 35% and 45%. These estimated increases would result in 2021 depletion volume at over 2.5 times 2017 volumes.

As demand for its products has grown, the Company has faced increasing challenges in meeting that demand. The challenges have been both production constraints, primarily resulting from canning and variety pack capacity limitations, and can and bottle supply constraints. The Company has also become more reliant on third party-owned breweries, particularly City Brewing LLC, to meet demand as the percentage of its volume produced at Company owned breweries has decreased from over 90% in 2017 to approximately 65% for the nine months ended September 26, 2020 with a further decrease anticipated in 2021. The Company’s reliance on production at City Brewing Company, LLC to meet demand has grown from 23% of the Company’s total production volume in 2019 to 33% for the nine months ended September 26, 2020.
The Company’s ability to grow and continue to meet increasing consumer demand will be affected by

•	its ability to meet production goals and/or targets at the Company’s owned breweries and third party-owned breweries;

•	its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms;

•	disruption or other operating performance issues at the Company’s owned breweries or limits on the availability of suitable production capacity at third party-owned breweries; and

•	its ability to obtain sufficient quantities of certain packaging materials, such as cans and bottles, from suppliers.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company May Not Be Able to Increase Supply to meet the Increased Demand for Its Products.
Since 2017, demand for the Company’s products has grown significantly. Depletions volume increased 13% in fiscal year 2018 and 22% in fiscal year 2019. The Company currently estimates depletion growth in fiscal year 2020 to be between 37% and 42% and depletion growth in 2021 to be between 35% and 45%. These estimated increases would result in 2021 depletion volume at over 2.5 times 2017 volumes.
During 2020 and 2019 the Company has had supply constraints primarily resulting from canning and variety pack capacity limitations and can and bottle supply constraints. The Company’s future growth may be limited by its ability to meet production goals and/or targets at the Company’s owned breweries and third party-owned breweries, its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms, disruption or operating performance issues at the Company’s owned breweries or limits on the availability of suitable production capacity at third party-owned breweries, and its ability to obtain sufficient quantities of certain packaging materials, such as cans and bottles, from suppliers.
As of October 16, 2020, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the thirty-nine weeks ended September 26, 2020, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.

During the thirty-nine weeks ended September 26, 2020, the Company repurchased 472 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2020 to February 1, 2020	167	$132.37	—	$90,335
February 2, 2020 to February 29, 2020	—	—	—	90,335
March 1, 2020 to March 28, 2020	58	105.56	—	90,335
March 29, 2020 to May 2, 2020	59	145.01	—	90,335
May 3, 2020 to May 30, 2020	—	—	—	90,335
May 31, 2020 to June 27, 2020	31	187.54	—	90,335
June 28, 2020 to August 1, 2020	—	—	—	90,335
August 2, 2020 to August 29, 2020	131	160.57	—	90,335
August 30, 2020 to September 26, 2020	26	145.14	—	90,335

Total	472	$135.23	—	90,335

As of October 16, 2020, the Company had 9.9 million shares of Class A Common Stock outstanding and 2.3 million shares of Class B Common Stock outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Title

**10.1	Registration Rights Agreement with the Stockholders named therein, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.2	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.3	Employment Agreement with Sam A. Calagione III, Dogfish Head Brewer and Founder, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.4	Coworker Agreement with George Pastrana, President – Dogfish Head, dated July 3, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.5	Offer Letter to Lesya Lysyj, Chief Marketing Officer, dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the period ended June 29, 2019, filed on July 25, 2019).

**10.6	Offer Letter to Carolyn O’Boyle, Chief People Officer, dated February 7, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the period ended June 27, 2020, filed on July 23, 2020).

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this report
**	Designates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form
10-Q
to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC. (Registrant)

Date: October 22, 2020	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: October 22, 2020	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)