Form 10-K
period 2020-12-26
BOSTON BEER CO INC
filed 2021-02-17
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-14092

THE BOSTON BEER COMPANY, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3284048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

\

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $5,952.53 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 27, 2020). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 12, 2021, there were 10,088,372 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 2,177,983 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting to be held on May 20, 2021 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 26, 2020

PART I.

Item 1.Business

General

The Boston Beer Company, Inc. (“Boston Beer” or the “Company”) is a high-end alcoholic beverage company and one of the largest craft brewers in the United States. In fiscal 2020, Boston Beer sold approximately 7.4 million barrels of its proprietary products. The Company’s brands include Truly Hard Seltzer®, Twisted Tea®, Samuel Adams®, Angry Orchard® Hard Cider and Dogfish Head® Craft Brewery, as well as other local craft beer brands.

Boston Beer produces alcohol beverages, including hard seltzer, malt beverages (“beers”), and hard cider at Company-owned breweries and its cidery and under contract arrangements at other brewery locations. The four primary Company-owned breweries are focused on production and research and development and include breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Milton, Delaware (the “Milton Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). These breweries, with the exception of the Pennsylvania Brewery, have tap rooms for retail sales on site. The Company produces a small amount of distilled spirits at the Milton Brewery.

The Company also owns five smaller local breweries that are mainly focused on brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases, supporting draft and package accounts in the respective local market areas. These local breweries are located in Boston, Massachusetts (the “Samuel Adams Boston Downtown Tap Room”), Rehoboth, Delaware (“Dogfish Head Brewings and Eats”), Los Angeles, California (the “Angel City Brewery”), Brooklyn, New York (the “Coney Island Brewery”) and Miami, Florida (the “Miami Brewery”).

In addition, the Company owns an apple orchard and cidery located in Walden, New York (the “Orchard” and “Cidery”), a restaurant in Rehoboth, Delaware (“Chesapeake & Maine”) and a boutique inn in Lewes, Delaware (the “Dogfish Inn”).

The Company sells its beverages in various packages. Sleek cans, standard cans and bottles are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores and liquor stores. Kegs are sold primarily for on-premise retailers, which include bars, restaurants, stadiums and other venues.

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Industry Background

Most of the Company’s products are sold through off-premise retailers and the Company estimates the size of its markets using metrics from measured off-premise channels, which is standard in the beer industry.  The Company’s hard seltzers, beers, and hard ciders are primarily positioned in the market for High End beer occasions.  The Company defines “High End” beers as including hard seltzer and flavored malt beverages, craft beers, domestic specialty beers, and most imported beer and hard cider that are called for by a High End beer drinker occasion.  High End beers and beer occasions (the “High End category”) are determined by higher price, quality, image and taste, as compared with regular domestic beers.

This category has seen high single-digit compounded annual growth over the past ten years.  The Company believes that the High End category is positioned to increase market share, as drinkers continue to trade up in taste and quality.  Boston Beer is one of the largest suppliers in the High End category in the United States.  The Company estimates that in 2020 the High End category percentage volume growth was approximately 25%, with the craft beer category volume growth approximately 13%, and total beer category volume growth approximately 10%.  The Company believes that the High End category is now over 36% of the United States beer market and the Company has approximately a 9% market share of the High End category.

The domestic beer industry, excluding the High End category, has experienced a decline in shipment volume over the last twenty years.  The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful beers, health and wellness trends and increased competition from wine and spirits companies.

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-

produced beers coincided with consolidation in the beer industry that by 2008 ultimately resulted in the two largest breweries, Anheuser-Busch InBev (“AB InBev”) and Molson Coors Beverage Company (“Molson Coors”), comprising over 90% of all United States domestic beer production, excluding imports. During the last twenty years the number of breweries in the United States has increased significantly from approximately 1,500 in 2009 to over 8,000 in 2020. Most of these new breweries are craft (small and independent) brewers. The rise of craft breweries along with the growth of imported beers and hard seltzers has resulted in a significant decline in the volume of the two largest breweries who now comprise approximately 70% of all United States domestic beer production, excluding imports.

Description of the Company’s Business

The Company’s business goal is to become the leading supplier in the High End category by creating and offering high quality alcohol beverages. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering great hard seltzers, beers and hard ciders, and increasing brand availability and awareness through traditional media and digital advertising, point-of-sale, promotional programs and drinker education.

The Company’s hard seltzers, beers and hard cider are sold by the Company’s sales force to the same types of customers and drinkers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages. The Company’s primary brands which include Truly Hard Seltzer, Twisted Tea, Samuel Adams, Angry Orchard and Dogfish Head brands are all available nationally. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2020. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following. The Samuel Adams brand began in 1984 and the brand is recognized as one of the largest and most respected craft beer brands with a particular focus on lagers and seasonal beers. The Angry Orchard brand was launched in 2011 and since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Dogfish Head brand began in 1995 and is recognized as one of the most innovative and respected craft beer brands with a particular focus on India Pale Ales (“IPAs”) and sour beers. In addition to its primary brands the Company has three local brewery brands that primarily focus on tap rooms and local and regional distribution, which include Angel City®, Coney Island® and Concrete Beach®.

The Company sells its beverages in various packages. Sleek cans, standard cans and bottles are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores and liquor stores. Kegs are sold primarily for on-premise retailers, which include bars, restaurants, stadiums and other venues.

Truly Hard Seltzer

The Company’s Truly Hard Seltzer brand generally competes within the hard seltzer category that has similar characteristics to the beer industry for reporting and regulatory purposes.  This category is growing rapidly in its early stages of development over the last 5 years and is highly competitive and includes large international and domestic competitors as well as many smaller national, regional and local craft breweries and hard seltzer companies.  The Company believes that the hard seltzer category comprises approximately 7% of United States beer consumption and that the volume comprising the hard seltzer category grew approximately 160% in 2020.

The Company offers seventeen styles of hard seltzer in the Truly brand family, most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Truly brand family are focused on sleek can variety packages which include Truly Lemonade Seltzer Mix Pack, Truly Berry Mix Pack, Truly Tropical Mix Pack, Truly Citrus Mix Pack and Truly Tea Seltzer Mix Pack.

Twisted Tea

The Company’s Twisted Tea products generally competes within the flavored malt beverage (“FMB”) category of the beer industry (and the Company’s Twisted Tea products are included in generic references to the Company’s “beers” in this report). The Company believes that the FMB category comprises approximately 5% of United States beer consumption and that the volume comprising the FMB category grew approximately 13% in 2020. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category and a fast pace of product innovation.

The Company offers over ten styles of flavored malt beverages in the Twisted Tea brand family, most of which are available nationally in both the United States and Canada. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original and Twisted Tea Half and Half in various standard can packages.

Samuel Adams and Dogfish Head Beers

The Company’s Samuel Adams and Dogfish Head beers generally compete within the craft beer and domestic specialty beer category.  The Company believes that the category comprises approximately 8% of United States beer consumption and that the volume comprising the category grew approximately 13% in 2020. This category is highly competitive and includes large international and domestic competitors, as well as many smaller national, regional and local craft breweries.

The Company offers over twenty styles of beer in the Samuel Adams brand family and the brand is recognized for helping launch the craft beer industry. Samuel Adams Boston Lager® is the Company’s flagship beer that was first introduced in 1984. The Samuel Adams Seasonal program of beers was originally introduced in the late 1980’s and early 1990’s.

The majority of the promotional and distribution efforts for the Samuel Adams brand family are focused on Samuel Adams Boston Lager and the Samuel Adams Seasonal program of beers in various bottle, standard can and keg packages.

The Samuel Adams brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Samuel Adams Downtown Boston Tap Room, Samuel Adams Boston Brewery Tap Room and Samuel Adams Cincinnati Brewery Tap Room.

The Company offers over twenty-five styles of beer in the Dogfish Head brand family. The Dogfish Head brand began in 1993 and it is recognized as an early leader in bringing culinary innovations to the U.S. craft beer market. The majority of the promotional and distribution efforts for the Dogfish Head brand family are focused on continually-hopped Dogfish Head 60 Minute and 90 Minute IPAs, along with Dogfish Head SeaQuench, an innovative session sour, and Dogfish Head Slightly Mighty, a low calorie IPA. These four styles are offered in various can, bottle and keg packages. The Company also offers over 15 styles of distilled spirits under the Dogfish Head brand in small quantities and to limited markets. The Dogfish Head brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Dogfish Head Brewings and Eats brewery.  The Company does not own distribution rights to the Dogfish Head beer and distilled spirits brands outside of the United States and Canada.

Angry Orchard Hard Cider

The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry. The Company believes that the hard cider category comprises less than 1% of United States beer consumption and the volume comprising the category grew 4% in 2020. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies.

The Company offers over ten styles of hard cider in the Angry Orchard brand family, most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Angry Orchard brand family are focused on Angry Orchard Crisp Apple, Angry Orchard Rosé and Angry Orchard Crisp Unfiltered in various bottle, can and keg packages. The Angry Orchard brand also releases a variety of specialty package and draft ciders fermented in limited quantities at is Company-owned Orchard and Cidery in Walden, New York.

The Company continually evaluates the performance of its various hard seltzer, beer and hard cider products and the rationalization of its product line as a whole. Periodically, the Company discontinues certain styles and packages. Certain styles or brands put on hiatus or discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

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

Product Innovations

The Company has a proven track record of innovation and building new brands and is committed to maintaining its position as a leading innovator. To that end, the Company continually tests new hard seltzers, beers, hard ciders, distilled spirits and other alcohol beverages and may sell them under various brand labels for evaluation of drinker interest. The Boston Brewery, the Milton Brewery and the Orchard, along with its other larger breweries and brewery tap rooms spend significant time ideating, testing and developing alcohol beverages for the Company’s potential future commercial development and evaluating ingredients and process improvements for existing beverages.

The Company’s most significant innovation in 2020 was the national launch of the Truly Lemonade Hard Seltzer Variety Pack, an innovative hard seltzer with a robust flavor, 100 calories and 1 gram of sugar which was among the top introductions in the Hard Seltzer Category during 2020.  In 2021 the Company has planned for several new product introductions, of which the most significant include Truly Iced Tea Hard Seltzer, Twisted Tea ‘Slightly Sweet’, Samuel Adams ‘Wicked Hazy’, Samuel Adams ‘Wicked Easy’, Samuel Adams ‘Just the Haze’, Angry Orchard Hard Fruit Cider and Dogfish Head Scratch-Made Canned Cocktails.  Samuel Adams’ Just the Haze is the Company’s first non-alcoholic beer. The Company is currently in the early stages of these introductions.

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

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other hard seltzers, beers and hard ciders for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts. During 2020, the Company’s largest Distributor accounted for approximately 2% of the Company’s gross sales. The top three Distributors collectively accounted for approximately 5% of the Company’s gross sales. In some states and countries, the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

Most of the Company’s products are shipped within days of packaging, resulting in limited finished goods at the Company’s breweries and third-party breweries. The Company receives most of its orders from Distributors in the first week of a month for products to be shipped the following month. Historically, Distributors would carry three to five weeks of packaged inventory and three to four weeks of draft inventory and the Company has been able to meet Distributor orders with limited out of stocks.

Beginning in 2019, primarily as a result of higher than anticipated demand for Truly Hard Seltzer and Twisted Tea brands and supply chain constraints, the Company began to have out of stocks and at times has not been able to fully meet Distributor demand, particularly at seasonal peaks during the summer months.  In response to these out of stocks, the Company began working with certain Distributors on plans to increase Distributor inventories of packaged inventory of Truly Hard Seltzer and Twisted Tea brands to ensure that drinker demand can be met. The Company believes distributor inventory as of December 26, 2020 averaged approximately 5 weeks on hand and was at an appropriate level, based on supply chain capacity constraints and inventory requirements to support the forecasted growth. The Company expects wholesaler inventory levels in terms of weeks on hand to be between 3 and 7 weeks for most of 2021.

Boston Beer has a sales force of approximately 515 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s hard seltzers, beers and hard ciders, certain ingredients, and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns — including television, digital and social media, radio, billboards and print. These media efforts are complemented by participation in sponsorships, which currently include the National Hockey League, the Boston Red Sox, the Boston Marathon, local concert and festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neon signs, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

COVID-19

The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020.  The direct financial impact of the pandemic has primarily shown in significantly reduced keg demand from the on-premise channel and higher labor and safety-related costs at the Company’s breweries. In fiscal year 2020, shipments of kegs decreased to 3% of total shipment volume from 11% of shipments in 2019.  Also, in fiscal year 2020, the Company recorded COVID-19 related pre-tax reductions in net revenue and increases in other costs that total $16.0 million.  In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of brewery productivity. This has shifted more volume to third-party breweries, which increased production costs and negatively impacted gross margins.  Other impacts of COVID-19 on the Company’s business are discussed in “Packaging and Ingredients” below.

Packaging and Ingredients

Historically, the Company has been successful in obtaining sufficient quantities of the packaging materials and ingredients used in the production of its beverages.  In the fourth quarter of 2020, the Company experienced some can, cardboard wraps and glass shortages that impacted the Company’s production schedules. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. The Company maintains competitive sources for most all packaging materials and ingredients. In 2020, certain flavorings, crowns and labels were each supplied by a single source; however, the Company believes that alternative suppliers are available. The most significant packaging and ingredients include:

Cans. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans.  In 2020, over 74% of the Company’s total volume was packaged in cans and the Company expects that percentage to further increase in 2021. The demand for cans in the beverage industry has significantly increased and there has been a shortage of capacity, as can manufacturers attempt to adjust their supply chains to keep up with the increased demand which has further accelerated during 2020 as the category grew household penetration and alcohol consumption shifted from on-premise to off-premise. In 2020, as the Truly brand family and the Twisted brand families have grown significantly, the Company has experienced supply shortages and in the fourth quarter of 2020, these supply shortages impacted the Company’s production schedules. The Company is working closely with its three can suppliers to ensure there are no further supply disruptions and the Company has an adequate supply. The Company currently believes that it will have sufficient supply of cans in 2021.

Flavorings.  The Company’s hard seltzers, beers and hard ciders include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers. The Company is working closely with various flavoring suppliers to ensure it has an adequate supply and currently believes that it will have sufficient supply of flavorings in 2021.

Cardboard. The Company’s hard seltzers, beers and hard ciders are packaged primarily in cardboard wraps, carriers and cardboard shipping cases. During the fourth quarter of 2020 the Company had a disruption to its supply of cardboard wraps which impacted its production schedules. The Company is working closely with its various cardboard suppliers to ensure that there are no further disruptions and the Company has an adequate supply. The Company currently believes that it will have a sufficient supply of cardboard in 2021.

Glass.  Many of the Company’s beers and ciders are sold primarily in glass bottles. Due to the COVID -19 pandemic, the demand for glass bottles in the beverage industry has significantly increased and there has been a shortage of capacity, as glass manufacturers attempt to adjust their supply chains to keep up with the increased demand. During the fourth quarter of 2020 the Company had a disruption to its supply of glass bottles which impacted its production schedules. The Company is working closely with its two bottle suppliers to ensure there are no further supply disruptions and the Company has an adequate supply. The Company currently believes that it will have a sufficient supply of glass in 2021.

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2020 North American barley crop, which will support 2021 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity. The Company purchased most of the malt used in the production of its beers from four suppliers during 2020. The Company currently has a multi-year contract with one of its suppliers and a one-year agreement with the other supplier. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

Hops. The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in the other areas of Europe, and in the United States, England and New Zealand. Noble hops are grown in several specific areas in Germany and the Czech Republic and are recognized for growing hops with superior taste and aroma properties. The Company uses hops in various formats including T-90 hop pellets, T-45 hop pellets and CO2 Extract. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

The Company enters into purchase commitments with nine primary hop dealers and attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers, based on its best estimate of likely short-term demand. The Company classifies hops inventory in excess of two years of forecasted usage as other long term assets.

Variations to usage plans could result in hops shortages for specific beers or an excess of certain hops varieties.

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

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2020, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for United States apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture could affect both price and supply.

Quality Assurance

As of December 26, 2020, the Company employed twenty brewmasters to monitor the Company’s brewing operations and control the production of its hard seltzers, beers, and hard ciders both at Company-owned breweries and at the third-party breweries at which the Company’s products are brewed or fermented. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s hard seltzers, beers and hard ciders conforms to the Company’s standards. The Company has on-site quality control labs at each of the Company-owned breweries and supports the smaller tap rooms and local breweries with additional centralized lab services.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” code on every bottle, can and keg of its hard seltzer, beers and hard ciders, in order to ensure that its drinkers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Production Strategy

The Company continues to pursue a production strategy that includes production at breweries owned by the Company and breweries and packaging facilities owned by others. During 2019 and 2020, the Company brewed, fermented and packaged approximately 74% and 65% of its volume at breweries owned by the Company, respectively. The Company made capital investments in 2020 of approximately $140.0 million, most of which represented investments in the Company’s breweries. These investments were made to increase production, drive efficiencies and cost reductions and support product innovation and future growth. Based on its current estimates of future volumes and mix, the Company expects to invest between $300 million and $400 million in 2021 to meet those estimates. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.

The Pennsylvania Brewery, the Cincinnati Brewery and the Milton Brewery produce most of the Company’s shipment volume from breweries owned by the Company during 2020. The Pennsylvania Brewery is the Company’s largest brewery.

Production and retail activities at the eight local breweries and tap rooms, is mainly for brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases supporting draft and package accounts in the respective local market areas.

The Cidery’s production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site at the Cidery and supporting draft and package accounts in the local market area.

The Company currently has a brewing and packaging services agreement with subsidiaries of City Brewing Company, LLC (“City Brewing”).  During 2019 and 2020, City Brewing supplied approximately 23% and 33% of the Company’s annual shipment volume, respectively. In accordance with the brewing and packaging services agreement, the Company has paid to City Brewing $71.5 million dollars for capital improvements at City Brewing facilities and other pre-payments. The agreement includes a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees if these annual minimum volume commitments are not met.  The Company has the contractual right to extend its agreement with City Brewing beyond the December 31, 2024 termination date on an annual basis through December 31, 2035.

The Company will continue to add production capacity at breweries and packaging facilities owned by others and expects that the percentage of total production at breweries and packaging facilities owned by others will increase in 2021.  The Company carefully selects breweries and packaging facilities owned by others with: (i) sleek can packaging and automated variety packaging capability and capacity; (ii) first-rate quality control capabilities throughout the process; and (iii) the capability of utilizing traditional brewing, fermenting and finishing methods. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to produce and package the Company’s beverages.

The Company’s international business is supplied by breweries owned by the Company, under third-party brewing and packaging agreements, and production under license at international locations.

While the Company believes that it has alternatives available to it, in the event that production at any of its locations is interrupted, severe interruptions at the Pennsylvania Brewery or City Brewing facilities would be problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics, if interruptions were to occur, and could face significant delays in starting up replacement production locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shutdowns, or natural or other unavoidable catastrophes. Also, as the brewing industry has consolidated and the Company has grown, the capacity and willingness of breweries owned by others where the Company could produce some of its hard seltzers, beers and hard ciders, if necessary, has become a more significant concern. The Company would work with available contract brewers to attempt to minimize any potential disruptions.

Competition

The High End category within the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End category, through numerous launches of new hard seltzers from existing beer brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing craft breweries.  In addition, AB InBev’s High End Division and Molson Coors’ Tenth and Blake were formed as business units headquartered in the United States that are focused exclusively on competing in the High End category. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company.

The Company’s Truly Hard Seltzer beverages compete primarily within the hard seltzer category. This category has been growing quickly since 2016, is highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with High End beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mark Anthony Brands under the brand name “White Claw”; ABInBev under “Bud Light Seltzer”, “Natural Light Seltzer” and “Bon & Viv’s”; Diageo under “Smirnoff Spiked Sparkling Seltzer”; and MolsonCoors under “Vizzy Hard Sparkling Water” and “Coors Seltzer”. The Company expects numerous additional entrants in the hard seltzer category during 2021 from both large and smaller international and domestic competitors, as the category continues to develop distribution and drinker awareness. Most significantly, ABInbev introduced and launched nationally “Michelob Ultra Organic Seltzer” in January 2021 and Mark Anthony Brands has announced that “Mikes Hard Lemonade Seltzer” and “White Claw Hard Seltzer Iced Tea” will be introduced and launched nationally in Spring 2021.

The Company’s Twisted Tea beverages compete primarily within the FMB category of the beer industry.  FMBs, such as Twisted Tea, Mike’s Hard Lemonade®, Smirnoff Ice®, Bud Light Lime® Ritas, Redd’s® Apple Ale, Seagrams Escapes® and Arnold Palmer Spiked, are flavored malt beverages that are typically priced competitively with High End beers.  As noted earlier, this category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Samuel Adams and Dogfish Head beverages compete primarily within the craft beer and domestic specialty beer category of the beer industry.  The Company expects competition and innovation among domestic craft brewers to remain strong, as the number of craft brewers continues to grow. The Company estimates there are over 8,000 breweries in operation, up from approximately 1,500 operating breweries in 2009. Most of these new breweries are craft (small and independent) brewers. Also, some existing craft breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles.

There have been numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. In 2019, a unit of global brewer Kirin Holdings Co. announced the acquisition of New Belgium Brewing, the fourth largest craft brewer, for a reported amount of $350 to $400 million. Also in 2019, global brewer Mahou San Miguel increased its ownership of Founders Brewing Co. from 30% to 90% for a reported valuation of approximately $300 million. The most significant acquisitions in the last few years include Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion,  AB InBev’s purchase of multiple craft breweries, including Elysian Brewing Company, Golden Road Brewing, Four Peaks Brewing Company, Breckenridge Brewing, Devils Backbone, Karbach, Wicked Weed, Platform Beer and Craft Brew Alliance, and Molson Coors’ purchase of multiple craft breweries, including Hop Valley Brewing, Saint Archer Brewery and Revolver Brewing.

The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with High End Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names ‘Woodchuck’, ‘Magners’ and ‘Hornsby’s’; Heineken under the brand names ‘Strongbow’; and AB InBev under ‘Stella Cidre’. In recent years, regional and local cideries, including ‘Bold Rock’ and ‘Austin East Ciders’, have built businesses that have gained share locally at the expense of the national brands.

The Company’s products also compete with other alcoholic beverages for drinker attention and consumption and the pace of innovation in the categories in which the Company competes is increasing. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up, in order to position its hard seltzers, beers and hard ciders competitively with wine and spirits.

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

Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Beginning in 2018, as a result of the “Tax Cuts and Jobs Act”, the Company’s federal excise tax rate on hard seltzer and beer is $16 per barrel on all barrels below 6 million barrels produced annually. The top tier rate on hard cider (with alcohol by volume of 8.5% or less) is $0.226 per gallon, on hard cider (with non-qualifying fermentable fruits) is $1.07 per gallon, and on artificially carbonated wine (hard cider with high CO2 levels) is $3.30 per gallon. Prior to 2018, the federal excise tax on beer and hard seltzer was $18 per barrel, on hard cider (with alcohol by volume of 8.5% or less) was $0.226 per gallon, on hard cider (with non-qualifying fermentable fruits) was $1.07 per gallon, and on artificially carbonated wine (hard cider with high CO2 levels) was $3.30 per gallon. These lower rates for hard seltzer, beer and hard cider were made permanent at the end of 2020. States levy excise taxes at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Trademarks

The Company has obtained trademark registrations with the United States Patent and Trademark Office for over 400 trademarks, including Samuel Adams®, Sam Adams®, Samuel Adams Boston Lager®, Samuel Adams Brewing the American Dream®, Twisted Tea®, Truly®, Truly Hard Seltzer®, Angry Orchard®, Dogfish Head®, Coney Island®, Angel City Brewery® and Concrete Beach®. It also has a number of common law trademarks. Several Company trademarks are also registered or have registrations pending in various foreign countries. The Company regards its trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to oppose infringements of its marks through available enforcement options.

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

As part of its efforts to be environmentally responsible, the Company has adopted a number of practices designed to improve recycling, waste reduction, and utilities consumption at its breweries.

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

Human Capital Resources

As of December 26, 2020, the Company had 2,423 employees, of which 87 were represented by unions or similar organizations. The Company’s Executive Leadership Team (“ELT”) is comprised of our CEO and his six direct reports who collectively have management responsibility for our primary business areas, including but not limited to brewing, supply chain operations, sales, marketing, finance, and people and culture. The Company’s Board of Directors and the ELT believe that succession planning, talent management, culture, and diversity, equity, and inclusion are critical to the Company’s continued success.

Succession Planning and Talent Management

The Company regularly reviews talent development and succession plans for each of its functional areas to identify and develop a pipeline of talent to maintain business operations. The Company understands the potential costs and risks of bringing in an outside executive officer in today’s environment, and that businesses are often – but not always – more successful in promoting internal candidates. Accordingly, the Board of Directors and the ELT make efforts to identify potential successors for those positions long in advance of any potential positional vacancies, perform skills gap analyses for those internal candidates, and provide training and exposure on those gap areas to those candidates in order to develop better potential successors. The Board of Directors is primarily responsible for succession planning for the CEO, but also participates in succession planning discussions for other executive officer positions. The Company believes that its culture, compensation structure, long-term equity program, and robust training and development program provide motivation for talented leaders to remain with the Company.

Culture

The ELT discusses culture with its employees and the Board of Directors on a regular basis. The Company is continuously focused on developing an inclusive and respectful work environment where all employees at every level should feel empowered to honestly “discuss the undiscussables” with other employees at any level, all the way up to the Chairman and the CEO, without fear of retribution or retaliation. The Chairman teaches this philosophy during orientation to all new employees, and each company-wide meeting has time set aside to discuss the undiscussables. Additionally, each year the Board meets with a set of key senior managers, without the ELT present, so that the Board may seek direct feedback on the Company, its practices, culture, and employee benefits and programs.

The Company also fosters a culture of ongoing training and education. Some examples of trainings provided to employees include New Employee Orientation, Respectful and Effective Communications, Leading the Boston Beer Company Way, Selling Skills, Negotiations, and Building Brands. Employees also receive beer and cider education training during New Employee Orientation. Then, after having been with the Company for one year, employees are encouraged to participate in further beer and cider education courses where they can train to be certified as industry experts in those areas. The Company believes that it has the most beer industry experts, called “Certified Cicerones,” in the beer industry.

In October 2020, the Company rolled out a formal mentoring and leadership program to connect dozens of senior and junior employees across a range of backgrounds with the purpose of diversifying perspectives, building networks, developing capabilities, growing competencies, and cultivating leadership.

The Company also regularly conducts internal engagement surveys of its employee base to help ensure that it is maintaining its culture. In 2020, over 72% of employees participated in the survey, which resulted in high scores in response to the questions related to pride in working for the Company, believing in the Company’s values, the Company’s concern for employee safety, confidence in the future of the Company, and pride in the Company’s handling of the COVID-19 pandemic.

Diversity, Equity, and Inclusion

As an equal opportunity employer, the Company is committed to creating an inclusive and diverse work environment that promotes equal opportunity, dignity, and respect for all and increases diverse representation in leadership roles. The Company is focused on expanding the diverse perspectives of its employee base, which is critical to continued success. Over the past two years, the Company has taken numerous steps in furtherance of this goal:

•	Every employee of the Company is required to undergo extensive unconscious bias training.
•	Diversity was an area of discussion at our National Company Meetings.
•

The Company created an Employee Resource Group platform designed to provide an outlet for employees to come together around shared life experiences and provide a safe place to foster inclusivity and connection. As of 2020, the Company had six employee resource groups focused in the areas of diversity and inclusion, LGBTQIA+, working parents, veterans, drug and alcohol support, and sustainability.

•

Diversity was the sole focus of our annual “Action Learning Project” in 2019, where a cross-functional group of high-potential employees is formed annually to tackle an issue of vital importance to the Company. The Action Learning Project Group met every week for over ten months, identifying potential solutions to improve diversity across the Company. The group presented its findings and proposed solutions to the Executive Leadership Team and a leadership group consisting of the Company’s key senior managers in late 2019.

•

In early 2020, the “Action Learning Project” project evolved into the creation of a Diversity & Inclusion Committee. The goal of the committee is to continue to advance the efforts of fostering open dialogue about diversity, equity, and inclusion, maintaining a culture that values everyone, regardless of their identity, and ensuring everyone at the Company is treated with dignity and respect. The Committee held monthly forum meetings over the course of 2020 open to all employees.

•

In early 2021, the Diversity & Inclusion Committee collaborated with the Company’s Talent Acquisition team to work on expanding the diversity of the employee candidate pipeline. Those efforts included auditing college and university partners, researching and reaching out to historically black colleges and Hispanic serving institutes, and focusing efforts on diverse recruiting and job board sites.

•	The Company sponsored a seminar series to bring guest speakers and experts across multiple facets of diversity and inclusion to speak to employees and business partners.
•	The Company established long-term relationships with the NAACP, Civic Alliance, and GLAAD to further our knowledge and support of issues facing black, brown, and LGTBQIA+ communities.
•

The Company participated in the #StopHateForProfit boycott that asked companies to halt spending advertising funds with certain social media platforms, with the purpose of encouraging those platforms to increase the monitoring and regulation of hate, racism, and disinformation by users.

•

In 2020, the Company appointed an employee to the newly-created full-time position of Diversity, Equity & Inclusion Leader to spearhead the Company’s diversity and inclusion efforts. The position also serves as a member of the Company’s newly-created Social Impact Team.

•

In 2020 the Company formed a multi-cultural task force, comprised of a cross-functional group of employees, to analyze and support the evolving makeup and needs of the Company’s consumer base.  Over the course of year, the Company leveraged its brands as external platforms to amplify these values and support diverse causes.

As of December 26, 2020, 2 of the 9 members of the Board of Directors were female and 1 of 9 self-identified as part of an underrepresented minority group; 3 of 11 Executive Officers were female and 1 of 11 self-identified as part of an underrepresented minority group. Across the Company’s broader professional population, approximately 34.5% are female and 16.6% self-identified as part of an underrepresented minority group. In 2020, approximately 41.8% of new hires were female and 19.8% identified as an underrepresented minority group, both of which were improvements over 2019.

Corporate Social Responsibility

The Company’s core philanthropic initiative is Samuel Adams Brewing the American Dream®. In partnership with ACCION, one of the nation’s largest non-profit micro-lenders, the program supports small business owners in the food, beverage, and brewing industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program in 2008, the Company and ACCION have worked together to loan more than $64 million to more than 3,200 small business owners who have subsequently repaid these loans at a rate of more than 95%. The loan repayments received are reinvested into the program. Boston Beer employees, together with local business partners and community organizations, have provided coaching and mentoring to more than 12,000 business owners across the country. These efforts have helped to create or maintain more than 9,000 local jobs.

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

Risks Related to the COVID-19 Pandemic

The Global COVID-19 Pandemic Has Disrupted the Company’s Business and the Company’s Financial Condition and Operating Results Have Been and Are Expected To Continue to be Affected by the Outbreak and Its Effects.

The Company’s operations and business have been negatively affected and could continue to be materially and adversely affected by the COVID-19 pandemic and related weak, or weakening of, economic or other conditions, particularly in the United States where the Company derives most of its revenue and profit, but also in Europe, where some of the Company’s ingredient suppliers are located. National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home.  Although the Company has been permitted to continue to operate its breweries in all of the jurisdictions in which it operates, there is no assurance that the Company will be permitted to operate these facilities under every future government order or other restriction and in every location or that the third-party breweries on which the Company relies for production will similarly be permitted to continue to operate.  In particular, any limitations on, or closures of, the Company’s Pennsylvania, Cincinnati or Milton breweries or its third-party breweries, could have a material adverse impact on the Company’s ability to manufacture products and service customers and could have a material adverse impact on the Company’s business, financial condition and results of operations.

During the fifty-two weeks ended December 26, 2020, the principal impacts of the global COVID-19 pandemic were a significant reduction in keg demand from the on-premise channel and higher labor and safety related costs at Company-owned breweries.  The Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material change.  Continued or additional disruptions to the Company’s business and potential associated impacts to the Company’s financial condition and results of operations include, but are not limited to:

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
•

inability to manufacture and ship the Company’s products in quantities necessary to meet drinker demand and achieve planned shipment and depletion targets, due to disruptions at the Company-owned breweries and third-party breweries caused by:

o	the Company’s inability to maintain a sufficient workforce at Company-owned breweries, due to the health-related effects of COVID-19 and similar staffing issues at third-party breweries;
o

disruptions at the Company-owned breweries and third-party breweries caused by an inability to maintain a sufficient quantity of essential supplies, such as ingredients and packaging materials, and maintain logistics and other manufacturing and supply chain capabilities necessary for the manufacture and distribution of the Company’s products;

o

failure of third parties on which the Company relies, including the Company’s packaging and ingredients suppliers, third-party breweries, distributors, and logistics and transportation providers, to continue to meet on a timely basis their obligations to the Company, which may be caused by their own financial or operational difficulties;

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

Risks Associated with Our Industry

The Company Faces Substantial Competition.

The market for High End beer occasions within the United States is highly competitive, due to the introduction and expansion of hard seltzer brands, increasing number of domestic and international beverage companies with similar pricing and target drinkers, gains in market share achieved by domestic specialty beers and imported beers, the acquisition of craft brewers by larger brewers. Some of the largest of these competitors include AB InBev, Molson Coors, Constellation, Heineken and Mark Anthony Brands as they introduce new hard seltzers and expand their efforts behind existing brands and acquire craft brewers. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, also continue to compete aggressively in the United States beer market. The Company anticipates competition among domestic craft brewers will remain strong as some existing breweries are building more capacity, expanding geographically and adding more SKUs and styles. The continued growth in the sales of hard seltzers, craft-brewed domestic beers and imported beers is expected to increase the competition in the market for High End beer occasions within the United States and, as a result, prices and market share of the Company’s products may fluctuate and possibly decline.

The Company’s products compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by the Company’s Distributors and their customers, all of which also distribute and sell other hard seltzers, beers and other alcoholic beverage products. Many of the Company’s competitors, including AB InBev, Molson Coors, Constellation, Heineken and Mark Anthony Brands, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or Distributors may have a material adverse effect on the Company’s business and financial results.

Further, the beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation is AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to Molson Coors of its 58% share of the MillerCoors joint venture with Molson Coors, as well as Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion. Also, in the last several years, both AB InBev and Molson Coors have introduced numerous new hard seltzers and purchased multiple regional craft breweries with the intention to expand the capacity and distribution of these breweries. Due to the increased leverage that these combined operations will have in distribution and sales and marketing expenses, the costs to the Company of competing could increase. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. The continuing consolidation could also reduce the contract brewing capacity that is available to the Company. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.

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

The domestic beer industry, other than the market for High End beer occasions, has experienced a decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful hard seltzers and beers, health and wellness trends and increased competition from wine and spirits companies. If consumption of the Company’s products in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional societal pressure or governmental regulations, the Company’s business could be materially adversely affected.

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

Risks Related to Our Business and Operations

There Is No Assurance of Continued Growth or that the Company Can Adapt to the Challenges of the Changing Competitive Environment.

From 2015 to 2017, the Company experienced a decline in the demand for its products, as craft beer growth rates slowed and the hard cider category declined. From 2018 to 2020, the Company experienced increases in demand for its products, driven by growth in its Truly and Twisted Tea brands, and grew 13%, 22% and 37% in depletion volume for 2018, 2019 and 2020, respectively. The Company is targeting shipment and depletion volume growth of between 35% and 45% in 2021. The Company’s ability to sustain double digit growth trends may be affected by an increasing number of competing beverages. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. Additionally, changes in the use of media and technology are changing the economics of how to market brands to drinkers and may be diminishing the traditional competitive advantage the Company may have had in buying national media relative to smaller brands. While the Company believes that a combination of innovation, new brand messaging and exploration of new media, and increased investment and sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, and to maintain the current levels of distributor and retailer support of its brands, it’s current brand investment levels, and current returns to shareholders, and could potentially require a review of long term organization and brewery needs. Currently, the Company believes it can continue to grow in 2021 and in future years but there is no guarantee it will be successful.

The Company May Not Be Able to Increase Supply to Meet the Increased Demand for Its Products.

Since 2017, demand for the Company’s products has grown significantly and the Company currently estimates depletion growth in 2021 to be between 35% and 45%. These estimated increases would result in 2021 depletion volume at over 2.5 times 2017 volumes.

As demand for its products has grown, the Company has faced increasing challenges in meeting that demand. The challenges have been both production constraints, primarily resulting from canning and variety pack capacity limitations, and can supply constraints.  The Company has also become more reliant on third party-owned breweries, particularly City Brewing Company, LLC, to meet demand as the percentage of its volume produced at Company owned breweries has decreased from over 90% in 2017 to approximately 65% in 2020, with a further decrease anticipated in 2021. The Company’s reliance on production at City Brewing Company, LLC to meet demand has grown from 23% of the Company’s total production volume in 2019 to 33% in 2020.

The Company’s ability to grow and continue to meet increasing consumer demand will be affected by

•	its ability to meet production goals and/or targets at the Company’s owned breweries and third party-owned breweries;
•	its ability to enter into new brewing contracts with third party-owned breweries on commercially acceptable terms;
•	disruption or other operating performance issues at the Company’s owned breweries or limits on the availability of suitable production capacity at third party-owned breweries; and
•	its ability to obtain sufficient quantities of certain packaging materials and ingredients, such as cans, flavorings, cardboard wraps and glass bottles, from suppliers.

The Company’s Advertising and Promotional Investments May Affect the Company’s Financial Results but Not Be Effective.

The Company has made and expects to continue to make, significant advertising and promotional expenditures to enhance its brands. These expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. While the Company attempts to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales.

The Company is Dependent on Key Packaging Suppliers and an Increase in Packaging Costs Could Harm the Company’s Financial Results.

The demand for packaging materials in the beverage industry has significantly increased and there has been a shortage of capacity, as manufacturers attempt to adjust their supply chains to keep up with the increased demand which has further increased due to the COVID-19 pandemic. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2020, as the Truly brand family and the Twisted brand families have grown significantly and overall demand for cans increased, the Company has experienced supply constraints for cans.  In the fourth quarter of 2020, the Company experienced some can, cardboard wrap and glass shortages that impacted the Company’s production schedules.  The Company is working closely with its suppliers to ensure there are no further supply disruptions and the Company has adequate supply of packaging materials.  In addition, the Company is working to increase packaging capacity to accommodate its expected needs for 2021 and currently expects to have sufficient supply and capacity to meet those needs.

The Company maintains competitive sources for the supply of packaging materials, such as cans, glass, cardboard wraps and shipping cases. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing.  In 2020, crowns and labels were each supplied by single sources.  Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured.  Additionally, there has been acquisition, change in control and consolidation activity in several of the packaging supplier networks which could potentially lead to further disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices.  The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts.  If the Company's needs differ significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant to Company financial results.

Impact of Reliance on Company-Owned Production Facilities, Reduced Availability of Breweries Owned by Others, and Inability to Leverage Investment in the Company-Owned Breweries Could Have a Material Adverse Effect on the Company’s Operations or Financial Results.

During 2020, the Company brewed, fermented and packaged approximately 65% of its volume at breweries owned by the Company.  This reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak seasons. In addition, if interruptions were to occur, the Company might not be able to maintain its current economics and could face significant delays in starting replacement brewing locations. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shutdowns or natural or unavoidable catastrophes.

The growth in the Company’s business and product complexity heighten the management challenges that the Company faces. In recent years, the Company has had product shortages and service issues.  The Company’s supply chain struggled under the increased volume and experienced increased operational and freight, costs as it reacted.  In response to these issues, the Company has significantly increased its packaging capabilities and tank capacity and added personnel to address these challenges.  There can be no assurance that the Company will effectively manage such increasing complexity without experiencing future planning failures, operating inefficiencies, insufficient employee training, control deficiencies or other issues that could have a material adverse effect on the Company’s business and financial results. The growth of the Company, changes in operating procedures and increased complexity have required significant capital investment. In the future, the Company on an overall basis may not see operating cost leverage from these investments and there is no guarantee that it will.

The Company continues to avail itself of capacity at third-party breweries. During 2020, approximately 33% of the Company’s annual shipment volume was brewed and/or packaged under service agreements with City Brewing Company, LLC.  In selecting third party breweries for brewing services arrangements, the Company carefully weighs a brewery’s sleek can packaging and automated variety packaging capability and capacity, its quality control capabilities throughout the production process and its ability to utilize traditional brewing, fermenting and finishing methods. To the extent that the Company needs to avail itself of a third-party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the brewing capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

As the beer industry continues to consolidate and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew, ferment or package some of its products, if necessary, has become a more significant concern and, thus, there is no guarantee that the Company’s needs will be uniformly met. The Company continues to work at its Company-owned breweries and with its third-party brewers to attempt to minimize any potential disruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production and/or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s business and financial results. A production interruption caused by an acquisition or change of control of City Brewing or a simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs and, potentially, lost sales.

The Company’s emphasis on owning production facilities requires it to continue to make a significant level of capital expenditure to maintain and improve these facilities and to incur significant fixed operating costs to support them. In an uncertain volume environment, the Company faces the risk of not being able to support the owned brewery operating costs, if volumes were to decline. At the same time, despite making these expenditures and incurring these costs, if demand were to further increase above current volume estimates, the Company could still face the risk of not being able to meet the increased demand.

The Company attempts to mitigate production and distribution risks through a combination of owned breweries and access to third-party contract facilities, but there is no guarantee that this strategy is optimal, and it might result in short term costs and inefficiencies.

Turnover in Company Leadership or Other Key Positions May Lead to Loss of Key Knowledge or Capability and Adversely Impact Company Performance.

The Company has an experienced leadership team with an established track record of business success and innovation in the beverage and consumer goods industries.  Dave Burwick joined as President and Chief Executive Officer in 2018.  Prior to commencing that role, Mr. Burwick had served on Boston Beer’s Board of Directors since 2005.  His most recent role was Chief Executive Officer of Peet’s Coffee and prior to joining Peet’s, Mr. Burwick served as President of North America for Weight Watchers and in numerous leadership roles over 20 years at PepsiCo, including Chief Marketing Officer of Pepsi-Cola North America.  The Company may well experience changes in key leadership or key positions in the future.  The departure of key leadership personnel, especially a Chief Executive Officer, can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the declining growth environment that faced the Company in prior years. Failure to attract and retain the right talent, or to manage the transition of responsibilities resulting from such turnover smoothly, would affect the Company's ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.

The Company has Significantly Increased its Product Offerings and Distribution Footprint, which Increases Complexity and Could Adversely Affect the Company’s Performance and Financial Results.

The Company has significantly increased the number of commercially available hard seltzers, beers, and hard ciders that it produces.  In the last five years, the Company has introduced many new hard seltzers, beers, and hard ciders under the Truly Hard Seltzer, Twisted Tea, Samuel Adams, and Angry Orchard brands. In July 2019, the addition of the Dogfish Head brand added over 25 styles of beer, 15 styles of distilled spirits, two brewery tap rooms, a restaurant, and a boutique Inn.  In January 2020, the Company opened the Samuel Adams Tap Room and small brewery in downtown Boston.  The Company currently operates 10 retail locations, including eight brewery tap rooms, a cidery tasting room and a restaurant, where its beers, hard seltzers, hard ciders and distilled spirits are sold and consumed on-premise.  These additional brands and locations, along with the increases in demand for certain existing brands, have added to the complexity of the Company’s product development process, as well as its brewing, fermenting, packaging, marketing and selling processes and retail operations.  There can be no assurance that the Company will effectively manage such increased complexity, without experiencing coordination issues, operating inefficiencies, supply shortages or control deficiencies.  Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business and financial results.

The Company’s Acquisition of Dogfish Head Involves a Number of Risks, the Occurrence of Which Could Adversely Affect Its Business, Financial Condition, and Operating Results.

On July 3, 2019, the Company completed its acquisition of Dogfish Head Brewery and various related operations, through the acquisition of all of the equity interests held by certain private entities in Off-Centered Way LLC, the parent holding company of the Dogfish Head Brewery operations. This transaction continues to involve certain risks, the occurrence of which could materially and adversely affect the Company’s business, liquidity, financial condition, and operating results, including:

•	potential loss of key Dogfish Head employees, suppliers, distributors and drinkers or other adverse effects on existing business relationships with suppliers, distributors and drinkers;
•	potential inability to fully integrate Dogfish Head’s Distributors into the Company’s existing wholesaler network
•

adverse impact on overall profitability, if the Company’s expanded operations do not achieve the growth prospects, net revenues, earnings, cost or revenue synergies, or other financial results projected in the Company’s valuation models, or delays in the realization thereof;

•	inaccurate assessment of undisclosed, contingent or other liabilities of the acquired operations, unanticipated costs associated with the transaction; and
•

the potential future write-off of significant amounts of goodwill, intangible assets and/or other tangible assets if the Dogfish Head business does not perform in the future as expected, or other potential financial accounting or reporting impacts

The Company cannot assure that it will realize the expected benefits of the Dogfish Head transaction. The Company’s failure to adequately manage the risks associated with the transaction could have a material adverse effect on its business, liquidity, financial condition or results of operations.

Changes in Drinker Attitudes on Brand Equity and Reliance on the Company’s Founders in the Samuel Adams and Dogfish Head Brand Communications May Adversely Affect Demand for the Company’s Production and Results of Operations.

The success of our brands depends upon the positive image that drinkers have of those brands and maintaining a good reputation is critical to selling our branded products. Our reputation could be impacted negatively by public perception, adverse publicity, negative comments in social media, or our responses to negative publicity or comments.  There is also no guarantee that the brand equities that the Company has built in its brands will continue to appeal to drinkers. Changes in drinker attitudes or demands, or competitor activity and promotion, could adversely affect the strength of the Company’s brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition its brands, but there is no certainty that the Company would be able to maintain volumes, pricing power and profitability. It is also possible that marketing messages or other actions taken by the Company could damage its brand equities, as opposed to building them. If such damage were to occur, it would likely have a negative effect on the financial condition of the Company.

In addition to these inherent brand risks, C. James Koch, the founder and Chairman of the Company, as well as the founders of Dogfish Head brand, Samuel Calagione, Founder and Brewer, Dogfish Head Brewery and Mariah Calagione, Founder and Communitarian, Dogfish Head Brewery are an integral part of the Company’s history, equity and current and potential future brand messaging and the Company relies on the positive public perception of these founders. The role of these founders as founders, brewers and leaders of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If these founders were not available to the Company to continue their active roles, their absence could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if drinkers’ perceptions of these founders including their social or political views, were to change negatively. If any negative changes were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its history, equity and current and potential future brand messaging. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

The Company is Dependent on Key Ingredient Suppliers, Including Foreign Sources; Its Dependence on Foreign Sources Creates Foreign Currency Exposure for the Company; The Company’s Use of Natural Ingredients Creates Weather and Crop Reliability and Excess/Shortage Inventory Exposure for the Company.

The Company purchases a substantial portion of the ingredients used in its hard seltzers, beers and hard ciders, including its flavorings, malt, hops, apples and other ingredients, from a limited number of foreign and domestic suppliers. The Company has historically not experienced material difficulties in obtaining timely delivery from its ingredient suppliers and currently believes that it will have sufficient supply of ingredients in 2021.  The Company believes that there are alternative sources available for some of the ingredients, but there can be no assurance that the Company would be able to acquire such ingredients from substitute sources on a timely or cost-effective basis, in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements were secured.

The Companies hard seltzers, beers and hard ciders include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced.  Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers.

The Company purchased most of the malt used in the production of its beer from four suppliers during 2020. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in the other areas of Europe, and in the United States, England and New Zealand. Noble hops are grown in several specific areas in Germany and the Czech Republic and are recognized for growing hops with superior taste and aroma properties. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. The performance and availability of the hops, as with any agricultural product, may be materially adversely affected by factors such as adverse weather or pests and there is no guarantee the contracts will be fulfilled completely. The Company enters into purchase commitments with nine primary hop dealers and attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers, based on its best estimate of likely short-term demand.  Variations in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

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

The Company’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging, or defective packaging and handling. Such occurrences may create bad tasting hard seltzer, beer or hard ciders, or pose health risk to the consumer or risk to the integrity and safety of the packaging. These could result in unexpected costs to the Company and, in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as product liability claims.

The Company Relies Upon Complex Information Systems and Vulnerabilities or Disruptions of These Systems Could Expose Us to Liability and Harm Our Business and Operations.

The Company depends on information technology to be able to operate efficiently and interface with customers and suppliers, as well as maintain financial and accounting reporting accuracy to ensure compliance with all applicable laws. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. The Company recognizes that many groups on a world-wide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware, and ransomware. The Company has dedicated internal and external resources to review and address such threats. However, as with all large information technology systems, the Company’s systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting information, disrupting business processes, or engaging in the unauthorized use of strategic information. Such unauthorized access could disrupt business operations and could result in the loss of assets or revenues, remediation costs or damage to the Company’s reputation, as well as litigation against the Company by third parties adversely affected by the unauthorized access. Such events could have a material adverse effect on the Company’s business and financial results. The Company also relies on third parties for supply of software, software and data hosting and telecommunications and networking, and is reliant on those third parties for the quality and integrity of these complex services. Failure by a third party supplier could have material adverse effects on the Company’s ability to operate.

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

Risks Related to Law and Regulations

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

Risks Related to General Economic Conditions

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

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2020 fiscal year, and (3) remain unresolved.

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

The Company owns approximately 62 acres of land in Walden, New York, consisting of an apple orchard and certain buildings, including a small cidery, gift shop and tour center. The small cidery, gift shop and tour center on this property consist of approximately 15,000 square feet of space.

The Company owns approximately 1 acre of land in Lewes, Delaware, on which the Company’s Dogfish Head Inn is located. The buildings on this property consists of approximately 8,400 square feet of space.

The Company leases approximately 43,000 square feet of space in Boston, Massachusetts, on which it maintains a Samuel Adams brand tap room and tour center. The current term of the lease for this facility will expire in 2034, although it has an option to extend the term for an additional fifteen years in five-year increments.

The Company leases approximately 48,650 square feet of space in Los Angeles, California, on which it maintains an Angel City brand tap room, small brewery and tour center. The current term of the lease for this facility will expire in 2021.

The Company leases approximately 11,365 square feet of space in Miami, Florida, on which it maintains a tap room, small brewery and tour center. The current term of the lease for this facility will expire in 2023.

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

The Company leases approximately 7,100 square feet of space within the retail section of MCU Park in Brooklyn, New York on which it maintains a Coney Island brand tap room and small brewery. The current term of the lease for this facility will expire in 2025.

The Company leases approximately 4,490 square feet of space in Rehoboth, DE, on which it maintains Dogfish Head Brewings and Eats, a tap room small brewery and the Chesapeake & Maine restaurant. The current term of the lease for this facility will expire in 2029.

The Company also leases small offices in Burlington, Cincinnati, Vermont and Montreal, Quebec as well as various warehousing facilities across the United States and Canada.

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

The graph set forth below shows the value of an investment of $100 on January 1, 2016 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) for the five years ending December 26, 2020.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/31/16	12/30/17	12/29/18	12/28/19	12/26/2020
The Boston Beer Company, Inc.	(17.31)	12.51	24.97	58.59	167.97
S&P 500 Index	11.07	21.83	(5.20)	32.97	16.40
S&P 500 Beverages Index	1.77	18.84	(3.29)	23.99	6.56

		INDEXED RETURNS Years Ending
Company Name / Index	Base Period 12/26/15	12/31/16	12/30/17	12/29/18	12/28/19	12/26/2020
The Boston Beer Company, Inc.	100	82.69	93.04	116.27	184.40	494.12
S&P 500 Index	100	111.07	135.32	128.28	170.57	198.54
S&P 500 Beverages Index	100	101.77	120.94	116.97	145.03	154.54

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange under the symbol SAM.

There were 7,859 holders of record of the Company’s Class A Common Stock as of February 12, 2021. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 12, 2021, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $1,167.13.

Class A Common Stock

At December 26, 2020, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 10,070,649 were issued and outstanding, which includes 65,968 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 26, 2020, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 2,177,983 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 12, 2021, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of the Registrants Class A Common Stock

In 1998, the Board of Directors authorized management to implement a stock repurchase program with a limit of $931.0 million. As of December 26, 2020, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million.

During the twelve months ended December 26, 2020, the Company repurchased 480 shares of its Class A Common Stock as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 29, 2020 to February 1, 2020	167	$132.37	—	$90,335
February 2, 2020 to February 29, 2020	-	-	—	90,335
March 1, 2020 to March 28, 2020	58	105.56	—	90,335
March 29, 2020 to May 2, 2020	59	145.01	—	90,335
May 3, 2020 to May 30, 2020	-	-	—	90,335
May 31, 2020 to June 27, 2020	31	187.54	—	90,335
June 28, 2020 to August 1, 2020	-	-	—	90,335
August 2, 2020 to August 29, 2020	131	160.57	—	90,335
August 30, 2020 to September 26, 2020	26	187.54	—	90,335
September 27, 2020 to October 31, 2020	—	—	—	90,335
November 1, 2020 to November 28, 2020	—	—	—	90,335
November 29, 2020 to December 26, 2020	8	187.54	—	90,335
Total	480	145.85	—	$90,335

All shares that were purchased during the period represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

	Year Ended
	Dec. 26 2020	Dec. 28 2019	Dec. 29 2018	Dec. 30 2017 (53 weeks)	Dec. 31 2016
	(in thousands, except per share and net revenue per barrel data)
Income Statement Data:
Revenue	$1,851,813	$1,329,108	$1,057,495	$921,736	$968,994
Less excise taxes	115,381	79,284	61,846	58,744	62,548
Net revenue	1,736,432	1,249,824	995,649	862,992	906,446
Cost of goods sold	921,980	635,658	483,406	413,091	446,776
Gross profit	814,452	614,166	512,243	449,901	459,670
Operating expenses:
Advertising, promotional and selling expenses	447,568	355,613	304,853	258,649	244,213
General and administrative expenses	118,211	112,730	90,857	73,126	78,033
Impairment (gain on sale) of assets, net	4,466	911	652	2,451	(235)
Total operating expenses	570,245	469,254	396,362	334,226	322,011
Operating income	244,207	144,912	115,881	115,675	137,659
Other income (expense), net	23	(542)	405	467	(538)
Income before provision for income taxes	244,230	144,370	116,286	116,142	137,121
Provision for income taxes	52,270	34,329	23,623	17,093	49,772
Net income	$191,960	$110,041	$92,663	$99,049	$87,349
Net income per share - basic	$15.73	$9.26	$7.90	$8.18	$6.93
Net income per share - diluted	$15.53	$9.16	$7.82	$8.09	$6.79
Weighted average shares outstanding - basic	12,130	11,781	11,622	12,035	12,533
Weighted average shares outstanding - diluted	12,283	11,908	11,734	12,180	12,796
Balance Sheet Data:
Working capital	$153,750	$37,999	$111,057	$66,590	$99,719
Total assets	$1,378,825	$1,054,057	$639,851	$569,624	$623,297
Total long-term obligations	$129,879	$83,832	$59,020	$44,343	$75,196
Total stockholders’ equity	$956,967	$735,636	$460,317	$423,523	$446,582
Statistical Data:
Barrels sold	7,368	5,307	4,286	3,768	4,019
Net revenue per barrel	$235.67	$235.51	$232.30	$229.05	$225.55

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction and COVID-19 Pandemic

The Boston Beer Company is engaged in the business of producing and selling alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are primarily derived by selling its hard seltzers, beers and hard ciders to Distributors, who in turn sell the products to retailers and drinkers.

The Company’s hard seltzers, beers and hard ciders are primarily positioned in the market for High End beer occasions. The High End category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share in the total beer category, as drinkers continue to trade up in taste and quality. Boston Beer is one of the largest suppliers in the High End category in the United States. In measured off-premise channels, the Company estimates that in 2020 the High End category percentage volume growth was approximately 25% with the craft beer category volume growth approximately 13% and total beer category volume growth approximately 10%. The Company believes that the High End category volume is over 35% of the United States beer market. Depletions or Distributor sales to retailers of the Company’s hard seltzers, beers and hard ciders for the 52 week fiscal period ended December 26, 2020, increased approximately 37% from the comparable 52 week fiscal period in the prior year, of which 35% is from Boston Beer legacy brands and 2% is from the addition of Dogfish Head brands beginning July 3, 2019.

The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020.  The direct financial impact of the pandemic has primarily shown in significantly reduced keg demand from the on-premise channel and higher labor and safety-related costs at the Company’s breweries. In the 52-week period ended December 26, 2020, the Company recorded COVID-19 related pre-tax reductions in net revenue and increases in other costs that total $16.0 million, of which $1.8 million was recorded in the fourth quarter.  The total amount consists of a $3.3 million reduction in net revenue for estimated keg returns from distributors and retailers and $12.7 million of other COVID-19 related direct costs, of which $8.2 million are recorded in cost of goods sold and $4.5 million are recorded in operating expenses.  In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of brewery productivity. This has shifted more volume to third-party breweries, which increased production costs and negatively impacted gross margins.  The Company will continue to assess and manage this situation and will provide a further update in each quarterly earnings release, to the extent that the effects of the COVID-19 pandemic are then known more clearly.

Outlook

Year-to-date depletions reported to the Company for the 6 weeks ended February 6, 2021 are estimated by the Company to have increased approximately 53% from the comparable weeks in 2020.

The Company is targeting Non-GAAP earnings per diluted share for 2021 of between $20.00 and $24.00, excluding the impact of ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, but actual results could vary significantly from this target. The Company is forecasting 2021 depletions and shipments percentage increases of between 35% and 45%. The Company is targeting national price increases of between 1% and 2%. Full-year 2021 gross margins are currently expected to be between 45% and 47%, a decrease from the previously communicated estimate of between 46% and 48%. The Company intends to increase advertising, promotional and selling expenses by between $120 million and $140 million for the full year 2021, a decrease from the previously communicated estimate of between $130 million and $150 million, which does not include any increases in freight costs for the shipment of products to its Distributors. The Company intends to increase its investment in its brands in 2021 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2021 Non-GAAP effective tax rate of approximately 26.5%, excluding the impact of ASU 2016-09. This effective tax rate estimate also, excludes the potential impact of changes to current federal income tax laws and regulations that could occur later in 2021. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2021 capital expenditures. Its current estimates are between $300 million and $400 million, consisting mostly of continued investments in capacity and efficiency improvements at the Company’s breweries. The actual total amount spent on 2021 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2021 can be covered by its Company-owned breweries and contracted capacity at third-party brewers.

Results of Operations

Year Ended December 26, 2020 Compared to Year Ended December 28, 2019

	Year Ended (in thousands, except per barrel)
	Dec. 26 2020			Dec. 28 2019			Amount change	% change	Per barrel change
Barrels sold		7,368			5,307		2,061	38.8%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,736,432	$235.67	100.0%	$1,249,824	$235.51	100.0%	$486,608	38.9%	$0.16
Cost of goods	921,980	125.13	53.1%	635,658	119.78	50.9%	286,322	45.0%	5.35
Gross profit	814,452	110.54	46.9%	614,166	115.73	49.1%	200,286	32.6%	(5.19)
Advertising, promotional and selling expenses	447,568	60.74	25.8%	355,613	67.01	28.5%	91,955	25.9%	(6.27)
General and administrative expenses	118,211	16.04	6.8%	112,730	21.24	9.0%	5,481	4.9%	(5.20)
Impairment of assets, net	4,466	0.61	0.3%	911	0.17	0.1%	3,555	390.2%	0.44
Total operating expenses	570,245	77.39	32.8%	469,254	88.42	37.5%	100,991	21.5%	(11.03)
Operating income	244,207	33.14	14.1%	144,912	27.31	11.6%	99,295	68.5%	5.83
Other income (expense), net	23	0.00	0.0%	(542)	(0.10)	0.0%	565	(104.2)%	0.10
Income before provision for income taxes	244,230	33.15	14.1%	144,370	27.20	11.6%	99,860	69.2%	5.95
Provision for income taxes	52,270	7.09	3.0%	34,329	6.47	2.7%	17,941	52.3%	0.62
Net income	$191,960	$26.05	11.1%	$110,041	$20.74	8.8%	$81,919	74.4%	$5.31

Net revenue. Net revenue increased by $486.6 million, or 38.9%, to $1,736.4 million for the year ended December 26, 2020, as compared to $1,249.8 million for the year ended December 28, 2019, due primarily to increased shipments.

Volume. Total shipment volume of 7,368,000 barrels for the year ended December 26, 2020 increased by 38.8% over 2019 levels of 5,307,000 barrels, due primarily to increases in shipments of Truly Hard Seltzer and Twisted Tea and the addition of the Dogfish Head brands, partially offset by decreases in its Samuel Adamas and Angry Orchard brands.

Depletions, or sales by Distributors to retailers, of the Company’s products for the year ended December 28, 2019 increased by approximately 37% compared to the prior year, primarily due to increases in depletions of Truly Hard Seltzer and Twisted Tea brands and the addition of the Dogfish Head brands, partially offset by decreases in its Samuel Adams and Angry Orchard brands.

Net Revenue per barrel. The net revenue per barrel increased by 0.1% to $235.67 per barrel for the year ended December 26, 2020, as compared to $235.51 per barrel for the year ended December 28, 2019, primarily due price increases partially offset by unfavorable package mix.

Cost of goods sold. Cost of goods sold was $125.13 per barrel for the year ended December 26, 2020, as compared to $119.78 per barrel for the year ended December 28, 2019. The 2020 increase in cost of goods sold of $5.35 or 4.5% per barrel was primarily the result of higher processing costs due to increased production at third party breweries and higher processing costs and finished goods keg inventory write-offs at Company-owned breweries, partially offset by cost saving initiatives at Company-owned breweries.

Gross profit. Gross profit was $110.54 per barrel for the year ended December 26, 2020, as compared to $115.73 per barrel for the year ended December 28, 2019. Gross margin was 46.9% for the year ended December 26, 2020, as compared to 49.1% for the year ended December 28, 2019.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, increased $92.0 million, or 25.9%, to $447.6 million for the year ended December 26, 2020, as compared to $355.6 million for the year ended December 28, 2019. The increase was primarily the result of increased investments in media and production, higher salaries and benefits costs, the addition of Dogfish Head brand related expenses beginning July 3, 2019, and increased freight to distributors due to higher volumes.

Advertising, promotional and selling expenses were 25.8% of net revenue, or $60.74 per barrel, for the year ended December 26, 2020, as compared to 28.5% of net revenue, or $67.01 per barrel, for the year ended December 28, 2019. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $5.5 million, or 4.9%, to $118.2 million for the year ended December 26, 2020, as compared to $112.7 million for the comparable period in 2019. The increase was primarily due to increases in salaries and benefits costs and the addition of Dogfish Head general and administrative expenses beginning July 3, 2019, partially offset by the Dogfish Head transaction-related fees of $7.8 million incurred in the comparable 52-week period in 2019.

Impairment of assets. For the year ended December 26, 2020, the Company incurred impairment charges of $4.5 million, based upon its review of the carrying values of its property, plant and equipment. These impairment charges were primarily due to the write-down of brewery equipment at Company-owned breweries.

Stock-based compensation expense. For the year ended December 26, 2020, an aggregate of $15.3 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation increased by $3.0 million in 2020 compared to 2019, primarily due to achievement of performance-based awards.

Provision for income taxes. The Company’s effective tax rate decreased to 21.4% for the year ended December 26, 2020 from approximately 23.8% for the year ended December 28, 2019. This decrease was primarily due to a higher tax benefit from stock option activity recorded in accordance with ASU 2016-09.

Liquidity and Capital Resources

Cash increased to $163.3 million as of December 26, 2020 from $36.7 million as of December 28, 2019, reflecting cash provided by operating activities and proceeds from exercise of stock options and sale of investment shares, partially offset by purchases of property, plant and equipment.

Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities increased from $178.2 million in 2019 to $253.3 million in 2020 principally as a result of increases in shipments and operating income, partially offset by higher investments in working capital, particularly higher inventory and third party brewery prepayments due under production agreements to support increased demand.

Cash used in investing activities decreased from $258.8 million in 2019 to $139.1 million in 2020, primarily as a result of the investment in Dogfish Head in fiscal 2019. Investing activities in 2020 primarily consisted of capital investments made mostly in the Company’s breweries to increase capacity, drive efficiencies and cost reductions, and support product innovation.

Cash provided by financing activities was $12.3 million during 2020, as compared to $8.9 million provided by financing activities during 2019. The $3.4 million increase in cash provided by financing activities in 2020 from 2019 is primarily due to higher proceeds from exercise of stock options and sale of investment shares.

In 1998, the Board of Directors authorized management to implement a stock repurchase program. During the year ended December 26, 2020, the Company did not repurchase any shares of its Class A Common Stock under the stock repurchase program. As of December 26, 2020, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million. From December 27, 2020 through February 12, 2021, the Company did not repurchase any shares of its Class A Common Stock. The Company has approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 26, 2020 of $163.3 million, along with future operating cash flow and the Company’s unused line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and there were no amounts outstanding under the credit facility.

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

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory. Provision for excess or expired inventory included in cost of goods sold was $11.3 million, $8.1 million and $4.2 million in fiscal years 2020, 2019 and 2018, respectively.

Valuation of Property, Plant and Equipment

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 26, 2020 was $623.1 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $4.4 million, $0.9 million and $0.7 million in fiscal years 2020, 2019 and 2018, respectively.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of December 26, 2020 and December 28, 2019.

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

The Company’s annual goodwill impairment evaluation analysis indicated that the fair value of the Company’s goodwill was substantially greater than the carrying value and there was no impairment to record during 2020.  The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

The Company’s annual intangible asset impairment evaluation analysis indicated that the fair value of the intangible assets were greater than the carrying value and there was no impairment to record during 2020.  The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. The Dogfish Head trademark which was determined to have an indefinite useful life is not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

The fair value of the Dogfish Head trademark calculated in the third quarter of 2020 equaled 117.7% of its carrying value. The carrying value of the Dogfish Head trademark was $98.5 million as of December 26, 2020.  Significant judgement is required to estimate the fair value the Dogfish Head trademark.  Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation.  In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, the tax rate and other factors. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, competitive activities, as well as the impact the COVID-19 pandemic has had on the Company.  The assumptions and projections used in the estimate of fair value are consistent with historical trends and those used in current strategic operating plans and the Company believes they are reasonable and comparable to those that would be used by other marketplace participants. The COVID-19 pandemic has resulted in the temporary closures of certain on-premise channels of distribution and a corresponding decline in net revenue from those on-premise channels.  There is a significant amount of uncertainty relating to how the pandemic will evolve and how governments and consumers will react. The Company’s third quarter 2020 impairment evaluation assumes the pandemic’s impact on revenues will begin to abate during the first half of fiscal 2021 and significantly improve by the second half of the fiscal year.  If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Dogfish Head trademark which could have a material adverse impact on the Company’s financial statements.

The Company performed a sensitivity analysis on our significant assumptions used in the Dogfish Head trademark fair value calculation, each of which we determined to be reasonable, and determined the following:

•	A decrease in the revenue growth rates of 26.8% would decrease the fair value calculation from 117.7% of carrying value to 100% of carrying value.
•

A decrease in the discount rate of 1.5% would increase the fair value to 141.2% of carrying value and an increase of the discount rate of 1.5% would decrease the fair value to 100.5% of carrying value.

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

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 26, 2020 and December 28, 2019, the Company has deferred $13.5 million and $7.0 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. As of December 26, 2020 and December 28, 2019, the stale beer reserve was $3.1 million and $1.8 million, respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $85.0 million, $75.2 million and $55.5 million in fiscal year 2020, 2019 and 2018, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2020, 2019 and 2018 were $59.3 million, $43.9 million and $34.5 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2020, 2019 and 2018 were $25.7 million, $31.2 million and $21.0 million, respectively. In fiscal 2020, 2019 and 2018, the Company recorded certain of these costs in the total amount of $23.1 million, $21.6 million, and $13.9 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $15.3 million, $12.3 million and $10.0 million in fiscal years 2020, 2019 and 2018, respectively.

As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note N of the Notes to Consolidated Financial Statements for further discussion of the application of the option-pricing models.

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

The High End category within the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates competition among domestic craft brewers will remain strong, as the number of craft brewers continues to grow. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the High End category. As the market matures and the High End category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its over 400 Distributors nationwide and the Company’s sales force of approximately 515 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the High End Beer category.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties

Contractual Obligations

See Note L of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note B of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has not entered into any material off-balance sheet arrangements as of December 26, 2020.

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

The Company enters into hops purchase contracts, as described in Note L of the Notes to Consolidated Financial Statements, and makes purchases of other ingredients, equipment and machinery denominated in foreign currencies. The cost of these commitments changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 26, 2020) or (ii) the applicable LIBOR rate (0.15% at December 26, 2020) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 26, 2020, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $2.5 million as of December 26, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

The Boston Beer Company, Inc.

Boston, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the "Company") as of December 26, 2020 and December 28, 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 26, 2020, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dogfish Head brand Name Intangible — Refer to Note H to the financial statements

Critical Audit Matter Description

The Company has an indefinite lived intangible asset consisting of the Dogfish Head Brand Name (the “brand intangible asset”).  As of December 26, 2020, the carrying value of the brand intangible asset was $98.5 million. Management estimates the fair value of the brand intangible asset annually on its elected assessment date which is the last day of the Company’s August fiscal month, using the relief-from-royalty method, which is a specific discounted cash flow method.  The results of the impairment test indicated the estimated fair value of the brand intangible asset was in excess of the carrying value, and accordingly, no impairment existed.  The determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenues, including growth rates for a 10-year time period, royalty rates, discount rates and the overall methodologies used to estimate the net present value of the brand intangible asset.

We identified the valuation of the brand intangible asset as a critical audit matter because of the significant judgments and assumptions management makes in estimating the fair value of the brand intangible asset.  This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenue, and the selection of the royalty rate, discount rate, and the overall valuation methodologies utilized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and selection of the royalty rate, discount rate, as well as the methodologies utilized in the valuation models in estimating the fair value of the brand name intangible asset included the following, among others:

•

We tested the effectiveness of controls over management’s intangible asset impairment evaluation, including those over the determination of the fair value of the brand intangible asset, such as controls related to management’s forecasts of future revenue and the selection of the royalty rate and discount rate.

•	We evaluated management’s ability to accurately forecast future revenues by comparing actual revenues to management’s historical forecasts.

•	We evaluated the reasonableness of management’s forecasts of future revenues by:
•	Comparing the projections of future revenues to historical results and internal communications to management and the Board of Directors.
•	Assessing the reasonableness of the projected revenue mix based on historical revenue mix and the Company’s ongoing investments in the brand.
•	Calculating independent revenue projections based on objectively verifiable information and comparing to management’s revenue projections.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the management’s forecast of future revenues and the selection of the royalty rate, discount rate, and valuation methodologies by:

•

Testing the source information underlying a) the determination of revenue growth projections, specifically the long-term growth rate b) the royalty rate and discount rate and c) testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 17, 2021

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Revenue	$1,851,813	$1,329,108	$1,057,495
Less excise taxes	115,381	79,284	61,846
Net revenue	1,736,432	1,249,824	995,649
Cost of goods sold	921,980	635,658	483,406
Gross profit	814,452	614,166	512,243
Operating expenses:
Advertising, promotional and selling expenses	447,568	355,613	304,853
General and administrative expenses	118,211	112,730	90,857
Impairment of assets	4,466	911	652
Total operating expenses	570,245	469,254	396,362
Operating income	244,207	144,912	115,881
Other income (expense), net:
Interest (expense) income, net	(199)	647	1,292
Other income (expense), net	222	(1,189)	(887)
Total other income (expense), net	23	(542)	405
Income before provision for income tax	244,230	144,370	116,286
Provision for income taxes	52,270	34,329	23,623
Net income	$191,960	$110,041	$92,663

Net income per common share - basic	$15.73	$9.26	$7.90
Net income per common share - diluted	$15.53	$9.16	$7.82

Weighted-average number of common shares - Class A basic	9,734	8,908	8,620
Weighted-average number of common shares - Class B basic	2,396	2,873	3,002
Weighted-average number of common shares - diluted	12,283	11,908	11,734

Net income	$191,960	$110,041	$92,663
Other comprehensive income (loss) , net of tax:
Currency translation adjustment	25	47	25
Defined benefit plans liability adjustment	1,392	(519)	277
Impact of ASU 2018-02	—	—	(211)
Total other comprehensive income (loss), net of tax:	1,417	(472)	91
Comprehensive income	$193,377	$109,569	$92,754

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 26, 2020	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$163,282	$36,670
Accounts receivable	78,358	54,404
Inventories	130,910	106,038
Prepaid expenses and other current assets	30,230	12,077
Income tax receivable	10,393	9,459
Total current assets	413,173	218,648

Property, plant and equipment, net	623,083	541,068
Operating right-of-use assets	58,483	53,758
Goodwill	112,529	112,529
Intangible assets	103,930	104,272
Other assets	67,627	23,782
Total assets	$1,378,825	$1,054,057

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$121,647	$76,374
Accrued expenses and other current liabilities	129,544	99,107
Current operating lease liabilities	8,232	5,168
Total current liabilities	259,423	180,649

Deferred income taxes	92,665	75,010
Non-current operating lease liabilities	59,171	53,940
Other liabilities	10,599	8,822
Total liabilities	421,858	318,421

Commitments and Contingencies (See Note L)

Stockholders’ Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,004,681 and 9,370,526 shares issued and outstanding as of December 26, 2020 and December 28, 2019, respectively	100	94
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,177,983 and 2,672,983 shares issued and outstanding as of December 26, 2020 and December 28, 2019, respectively	22	27
Additional paid-in capital	599,737	571,784
Accumulated other comprehensive loss, net of tax	(252)	(1,669)
Retained earnings	357,360	165,400
Total stockholders’ equity	956,967	735,636
Total liabilities and stockholders’ equity	$1,378,825	$1,054,057

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

(in thousands)

	Class A Common Shares	Class A Common Stock, Par	Class B Common Shares	Class B Common Stock, Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total Stockholders’ Equity
Balance at December 30, 2017	8,603	$86	3,018	$30	$372,590	$(1,288)	$52,105	$423,523
Net income							92,663	92,663
Stock options exercised and restricted shares activities	227	2			23,086			23,088
Stock-based compensation expense					10,035			10,035
Repurchase of Class A Common Stock	(350)	(3)					(88,309)	(88,312)
Conversion from Class B to Class A	100	1	(100)	(1)				—
Defined benefit plans liability adjustment, net of tax of $93						277		277
Currency translation adjustment						25		25
One time effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of tax of $329							(982)	(982)
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income						(211)	211	—
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317
Net income							110,041	110,041
Stock options exercised and restricted shares activities	116	1			8,998			8,999
Stock-based compensation expense					12,337			12,337
Shares issued in connection with Dogfish Head merger	430	5			144,738			144,743
Conversion from Class B to Class A	245	2	(245)	(2)				—
Defined benefit plans liability adjustment, net of tax of $176						(519)		(519)
Adoption of ASU 2014-09, Revenue from Contracts with Customers, tax adjustment							(329)	(329)
Currency translation adjustment						47		47
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636
Net Income							$191,960	$191,960
Stock options exercised and restricted shares activities	139	1			12,671			12,672
Stock-based compensation expense					15,282			15,282
Conversion from Class B to Class A	495	5	(495)	(5)				-
Defined benefit plans liability adjustment, net of tax of $467						1,392		1,392
Currency translation adjustment						25		25
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Cash flows provided by operating activities:
Net income	$191,960	$110,041	$92,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,657	56,271	51,968
Impairment of assets	4,466	911	652
(Gain) loss on disposal of property, plant and equipment	(639)	871	64
Change in ROU assets	7,355	4,207	—
Bad debt expense	488	45	2
Stock-based compensation expense	15,282	12,337	10,035
Deferred income taxes	17,655	7,404	14,350
Changes in operating assets and liabilities:
Accounts receivable	(24,014)	(12,260)	(1,636)
Inventories	(24,463)	(24,932)	(21,312)
Prepaid expenses, income tax receivable and other current assets	(19,411)	(1,530)	(552)
Other assets	(44,322)	(12,332)	—
Accounts payable	40,771	21,417	6,352
Accrued expenses and other current liabilities	24,469	18,618	10,130
Change in operating lease liability	(3,786)	(3,277)	—
Other liabilities	1,939	451	731
Net cash provided by operating activities	253,407	178,242	163,447
Cash flows used in investing activities:
Purchases of property, plant and equipment	(139,996)	(93,233)	(55,460)
Proceeds from sale of property, plant and equipment	487	165	27
Cash paid for acquisition of intangible assets	—	—	(50)
Investment in Dogfish Head, net of cash acquired	—	(165,517)	—
Other investing activities	392	(244)	139
Net cash used in investing activities	(139,117)	(258,829)	(55,344)
Cash flows provided by (used in) financing activities:
Repurchase of Class A Common Stock	—	—	(88,312)
Proceeds from exercise of stock options and sale of investment shares	15,274	9,236	23,049
Net cash paid on note payable and finance leases	(1,260)	(378)	(78)
Cash borrowed on line of credit	100,000	97,000	—
Cash paid on line of credit	(100,000)	(97,000)	—
Payment of tax withholdings on stock-based payment awards and investment shares	(1,692)	—	0
Net cash provided by (used in) financing activities	12,322	8,858	(65,341)
Change in cash and cash equivalents	126,612	(71,729)	42,762
Cash and cash equivalents at beginning of year	36,670	108,399	65,637
Cash and cash equivalents at end of period	$163,282	$36,670	$108,399
Supplemental disclosure of cash flow information:
Non cash consideration issued in Dogfish Head Transaction	$—	$144,743	$—
Income taxes paid	$36,032	$30,760	$11,353
Income taxes refunded	$60	$18	$5,000
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$6,194	$4,696	$—
Operating cash flows from finance leases	$143	$56	$—
Financing cash flows from finance leases	$1,192	$313	$—
Right-of-use assets obtained in exchange for operating lease obligations	$12,081	$57,966	$—
Right-of-use assets obtained in exchange for finance lease obligations	$2,689	$2,837	$—
Interest paid on revolving credit facility	$246	$451	$—
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$9,387	$6,632	$2,609

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2020

A.	Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Angel City® Brewing Company”, “Concrete Beach Brewery®”, “Coney Island® Brewing Company” and “American Fermentation Company”.

B.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three-week period ending on the last Saturday in December. The 2020, 2019 and 2018 fiscal years all consisted of fifty-two weeks.

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

COVID-19

The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020.  The direct financial impact of the pandemic has primarily shown in significantly reduced keg demand from the on-premise channel and higher labor and safety-related costs at the Company’s breweries. In fiscal year 2020, shipments of kegs decreased to 3% of total shipment volume from 11% of shipments in 2019.  Also, in fiscal year 2020, the Company recorded COVID-19 related pre-tax reductions in net revenue and increases in other costs that total $16.0 million.  In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of brewery productivity. This has shifted more volume to third-party breweries, which increased production costs and negatively impacted gross margins.  The Company will continue to assess and manage this situation and will provide a further update in each quarterly earnings release, to the extent that the effects of the COVID-19 pandemic are then known more clearly.

Cash and Cash Equivalents

Cash and cash equivalents at December 26, 2020 and December 28, 2019 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 26, 2020 and December 28, 2019 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 26, 2020, the Company’s cash and cash equivalents were invested in investment-grade, highly liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2020, 2019 and 2018, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 26, 2020 or December 28, 2019 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues in fiscal years 2020, 2019, or 2018.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 26, 2020 and December 28, 2019 consisted of cash equivalents, accounts receivable, and accounts payable. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw and packaging materials, work in process and finished goods. Raw materials, which principally consist of hops, malt, apple juice, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand and under purchase commitments totaled approximately $285.0 million at December 26, 2020.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to cover incurred inventory losses. Provision for excess or expired inventory included in cost of goods sold was $11.3 million, $8.1 million, and $4.2 million in fiscal years 2020, 2019, and 2018 respectively.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

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

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 26, 2020 was $623.1 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, and the remaining useful life of the asset. Impairment of assets included in operating expenses was $4.4 million, $0.9 million, and $0.7 million in fiscal years 2020, 2019 and 2018, respectively.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets as of December 26, 2020 and December 28, 2019 was realizable.

Segment Reporting

The Company consists of one operating segment that produces and sells alcohol beverages under the Company’s Truly Hard Seltzer, Twisted Tea, Samuel Adams, , Angry Orchard, Dogfish Head, Angel City, Coney Island, and Concrete Beach, brands. All brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and through the same channels of distribution.

Goodwill and Intangible Assets

The Company does not amortize goodwill and tradename intangible assets but evaluates the recoverability by comparing the carrying value and the fair value annually at the end of the fiscal month of August, or more frequently when indicators of impairment are present. The Company has concluded that its goodwill and intangible assets were not impaired as of December 26, 2020 and December 28, 2019. Customer relationship intangible assets are amortized over the useful life of fifteen years. As of December 26, 2020, and December 28, 2019, goodwill amounted to $112.5 million. As of December 26, 2020, and December 28, 2019, intangible assets amounted to $103.9 million and $104.3 million, respectively.

Refundable Deposits on Kegs and Pallets

The Company distributes its packaged hard seltzer, beer and hard cider primarily in cans and glass bottles and its draft beer in kegs and such cans, bottles and kegs are shipped on pallets to Distributors. Most kegs and pallets are owned by the Company. Kegs are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg, while pallets are expensed upon purchase. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and pallets, which is included in current liabilities in the Company’s balance sheets. Upon return of the kegs and pallets to the Company, the deposit is refunded to the Distributor.

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third-party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 26, 2020, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $0.4 million, $0.8 million and $0.8 million, respectively. For the year ended December 28, 2019, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $0.8 million, $1.3 million and $1.3 million, respectively. As of December 26, 2020, and December 28, 2019, the Company’s balance sheet includes $15.5 million and $19.5 million, respectively, in refundable deposits on kegs and pallets and $0.3 million and $0.5 million, respectively, in kegs, net of accumulated depreciation.

Income Taxes

Income tax expense was $52.3 million, $34.3 million, and $23.6 million in fiscal years 2020, 2019, and 2018, respectively. The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax basis of the Company’s assets, liabilities and carry-forwards, such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standards as defined in ASC Topic 740, Income Taxes.

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

Revenue Recognition and Classification of Customer Programs and Incentives

During fiscal years 2020, 2019 and 2018 approximately 95% of the Company’s revenue was from shipments of its products to domestic Distributors and 4% from shipments to international Distributors, primarily located in Canada. Less than 1% of the Company’s revenue is from retail beer, cider, food and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 26, 2020, and December 28, 2019, the Company had deferred revenue of $13.5 million and $7.0 million, respectively, related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 26, 2020, and December 28, 2019, the stale beer reserve was $3.1  million and $1.8 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Provision for stale beer recorded as reductions to revenue totaled $8.4  million, $4.4  million, and $2.7  million in fiscal years 2020, 2019, and 2018 respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $85.0 million, $75.2 million and $55.5 million in fiscal years 2020, 2019 and 2018, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2020, 2019 and 2018 were $59.3 million, $43.9 million and $34.5 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2020, 2019 and 2018 were $25.7 million, $31.3 million and $21.0 million, respectively. In fiscal years 2020, 2019 and 2018, the Company recorded certain of these costs in the total amount of $23.1 million, $21.6 million and $13.9 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

The Company benefited from a reduction in federal excise taxes of $11.9 million and $8.9 million in fiscal years 2020 and 2019, respectively, as a result of the Tax Cuts and Jobs Act of 2017.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $97.6 million, $69.1 million, and $61.8 million in fiscal years 2020, 2019 and 2018, respectively.

Advertising and Sales Promotions

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising and production costs, sales and brand related expenses, sales and brand salary and benefit expenses, stock compensation, meals, travel and entertainment expenses, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $211.2 million, $177.2 million, and $145.1 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2020, 2019 and 2018, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $15.3 million, $12.3 million and $10.0 million in fiscal years 2020, 2019 and 2018, respectively.

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

The following unaudited pro forma information has been prepared, as if the Transaction and the related debt financing had occurred as of December 31, 2017, the first day of the Company’s 2018 fiscal year. The pro forma amounts reflect the combined historical operational results for Boston Beer and Dogfish Head, after giving effect to adjustments related to the impact of purchase accounting, transaction costs and financing. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the Transaction occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:

(i)	Depreciation and amortization expenses were updated to reflect the fair value adjustments to Dogfish Head property, plant and equipment and intangible assets beginning December 31, 2017.
(ii)	Transaction costs incurred in the fifty-two weeks ended December 28, 2019 have been re-assigned to the first period of the comparative fiscal year.
(iii)	Interest expense has been included at a rate of approximately 3% which is consistent with the borrowing rate on the Company’s current line of credit.
(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 25.6%.
(v)	Earnings per share amounts are calculated using the Company’s historical weighted average shares outstanding plus the 429,291 shares issued in the merger.

Fifty-two weeks ended
December 28, 2019

Net revenue	$1,304,239
Net income	$116,868
Basic earnings per share	$9.83
Diluted earnings per share	$9.73

D.	Inventories

Inventories consisted of the following:

	December 26, 2020	December 28, 2019
	(in thousands)
Current inventory:
Raw materials	$69,272	$61,522
Work in process	16,846	12,631
Finished goods	44,792	31,885
Total current inventory	130,910	106,038
Long term inventory	9,639	10,048
Total inventory	$140,549	$116,086

E.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 26, 2020	December 28, 2019
	(in thousands)
Prepaid brewing services fee - short term (see Note L)	$14,816	$4,936
Prepaid advertising, promotional and selling	4,876	1,649
Down payments to vendors	4,693	24
Other	5,845	5,468
	$30,230	$12,077

F.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 26, 2020	December 28, 2019
	(in thousands)
Machinery and plant equipment	$641,790	$571,506
Kegs	61,582	66,011
Land	25,753	25,759
Building and building improvements	174,328	130,311
Office equipment and furniture	31,115	29,202
Leasehold improvements	43,157	48,528
Assets under construction	84,564	59,027
	1,062,289	930,344
Less accumulated depreciation	(439,206)	(389,276)
	$623,083	$541,068

The Company recorded depreciation expense related to these assets of $65.4 million, $56.1 million and $51.8 million, in fiscal years 2020, 2019, and 2018, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During fiscal years 2020, 2019 and 2018, the Company recorded impairment charges of $4.4 million, $0.9 million and $0.7 million, respectively.

G.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2034. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 26, 2020, total ROU assets and lease liabilities were as follows:

	Classification	December 26, 2020	December 28, 2019
Right-of-use assets		(in thousands)
Operating lease assets	Operating right-of-use assets	$58,483	$53,758
Finance lease assets	Property, plant and equipment, net	4,035	2,531
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	8,232	5,168
Finance lease liabilities	Accrued expenses and other current liabilities	1,453	546
Non-current
Operating lease liabilities	Non-current operating lease liabilities	59,171	53,940
Finance lease liabilities	Other liabilities	2,631	2,042

The gross value and accumulated depreciation of ROU assets related to finance leases as of December 26, 2020 were as follows:

	Finance Leases
	December 26, 2020	December 28, 2019
	(in thousands)
Gross value	$5,526	$2,837
Accumulated amortization	(1,491)	(306)
Carrying value	$4,035	$2,531

Components of lease cost for the fiscal year-ended are as follows:

	Lease Cost
	December 26, 2020	December 28, 2019
	(in thousands)
Operating lease cost	$9,764	$5,625
Variable lease costs not included in liability	1,643	1,064
Finance lease cost:
Amortization of right-of-use asset	$1,185	$306
Interest on lease liabilities	143	56
Total finance lease cost	$1,328	$362

Maturities of lease liabilities as of December 26, 2020 are as follows:

	Operating	Finance	Weighted-Average Remaining Term in Years
	Leases	Leases	Operating Leases	Finance Leases
	(in thousands)
2021	$10,454	$1,572
2022	9,908	1,572
2023	9,737	863
2024	9,714	265
2025	6,389	8
Thereafter	32,891	15
Total lease payments	79,093	4,295
Less imputed interest (based on 3.5% weighted- average discount rate)	(11,690)	(211)
Present value of lease liability	$67,403	$4,084	8.8	2.9

H.	Goodwill and Intangible Assets

The change in the carrying value of goodwill and intangible assets during the fifty-two weeks ended December 26, 2020 and December 28, 2019 were as follows:

	Fifty-two weeks ended
	December 26,	December 28,
	2020	2019
	(in thousands)
Goodwill as of beginning of period	$112,529	$3,683
Acquired goodwill	—	108,846
Impairment of goodwill	—	—
Goodwill as of end of period	$112,529	$112,529

The $108.8 million of goodwill acquired during the fifty-two weeks ended December 28, 2019 is related to the Dogfish Head Transaction disclosed in Note C. No impairment of existing goodwill was recorded in any period.

The Company’s intangible assets as of December 26, 2020 and December 28, 2019 were as follows:

		As of December 26, 2020			As of December 28, 2019
	Estimated Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)			(in thousands)
Customer Relationships	15	$3,800	$(380)	$3,420	$3,800	$(127)	$3,673
Trade Names	Indefinite	100,510	—	100,510	100,599	—	100,599
Total intangible assets		$104,310	$(380)	$103,930	$104,399	$(127)	$104,272

During the fifty-two weeks ended December 28, 2019, the Company acquired intangible assets as part of the Dogfish Head Transaction disclosed in Note C, that consists of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible asset will be amortized on a straight-line basis over the 15-year useful life. Amortization expense in the fifty-two weeks ended December 26, 2020 was approximately $253,000. The Company expects to record amortization expense as follows over the five subsequent years:

Fiscal Year	Amount
(in thousands)
2021	$253
2022	253
2023	253
2024	253
2025	253

I.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 26, 2020	December 28, 2019
	(in thousands)
Employee wages, benefits and reimbursements	$50,938	$35,394
Advertising, promotional and selling expenses	15,752	17,009
Accrued deposits	15,616	20,483
Deferred revenue	13,522	6,984
Accrued taxes	10,133	3,316
Accrued capital expenditures	7,523	2,621
Other accrued liabilities	16,060	13,300
	$129,544	$99,107

J.	Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2023. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 26, 2020) or (ii) the applicable LIBOR rate (0.15% at December 26, 2020) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 795.00 as of December 26, 2020, compared to a minimum allowable ratio of 2.00 and the Company’s total funded debt to EBITDA ratio was 0.0 as of December 26, 2020, compared to a maximum allowable ratio of 2.50. During the fifty-two weeks ended December 26, 2020, the company borrowed and repaid $100.0 million on the credit facility and paid a total of $0.2 million in related interest. There were no borrowings outstanding under the credit facility as of December 26, 2020 and December 28, 2019.

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

K.	Income Taxes

Significant components of the provision for income taxes are as follows:

	2020	2019	2018
	(in thousands)
Current:
Federal	$25,115	$18,510	$4,471
State	9,455	8,084	4,894
Total current	34,570	26,594	9,365
Deferred:
Federal	16,363	8,081	12,860
State	1,337	(346)	1,398
Total deferred	17,700	7,735	14,258
Total provision for income taxes	$52,270	$34,329	$23,623

 The Company’s reconciliations to statutory rates are as follows:

	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.4	4.6	4.6
Deduction relating to excess stock based compensation	(4.3)	(3.2)	(3.6)
Non-deductable meals & entertainment	0.2	0.7	1.1
Accounting method changes	—	—	(3.9)
Change in valuation allowance	0.1	0.4	0.7
Other	—	0.3	0.4
	21.4%	23.8%	20.3%

Due to a change of tax accounting methods for depreciation of certain property, plant and equipment for the fiscal year-ended December 30, 2017, the Company experienced a one-time income tax benefit of $4.5 million for the tax year ended December 29, 2018.

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 26, 2020	December 28, 2019
	(in thousands)
Deferred tax assets:
Lease Liabilities	$17,951	$15,567
Inventory	2,525	5,868
Stock-based compensation expense	5,568	5,818
Accrued expenses	3,171	3,232
Other	2,212	1,914
Total deferred tax assets	31,427	32,399
Valuation allowance	(2,022)	(1,866)
Total deferred tax assets net of valuation allowance	29,405	30,533
Deferred tax liabilities:
Property, plant and equipment	(88,947)	(78,232)
Right-of-use Assets	(15,695)	(14,203)
Amortization	(12,900)	(10,899)
Prepaid expenses	(4,528)	(2,209)
Total deferred tax liabilities	(122,070)	(105,543)
Net deferred tax liabilities	$(92,665)	$(75,010)

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.0 million, $0.0 million, and $0.1 million for fiscal years

2020, 2019, and 2018, respectively. Accrued interest and penalties amounted to $0.2  million and $0.1 million at December 26, 2020 and December 28, 2019, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
	(in thousands)
Balance at beginning of year	$811	$836
Increases related to current year tax positions	—	101
Increases (decreases) related to prior year tax positions	13	(63)
Decreases related to lapse of statute of limitations	(12)	(63)
Balance at end of year	$812	$811

Included in the balance of unrecognized tax benefits at December 26, 2020 and December 28, 2019 are potential net benefits of $0.8 million and $0.8 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

In September 2017, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2015 consolidated corporate income tax return. The examination was completed in July 2018 resulting in a no change report. As of December 26, 2020, the Company’s 2017, 2018, and 2019 federal income tax returns remain subject to examination by IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state as of December 26, 2020. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits.

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

As of December 26, 2020, the Company’s deferred tax assets included a capital loss carryforward totaling $1.1 million. If unused, the capital loss carryforward will expire in fiscal year 2021.

L.	Commitments and Contingencies

Contractual Obligations

As of December 26, 2020, projected cash outflows under non-cancelable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Ingredients (excluding hops and malt)	$91,414	$91,414	$—	$—	$—	$—	$—
Brand support	87,459	61,154	8,646	8,397	4,703	4,559	—
Equipment and machinery	79,379	79,379	—	—	—	—	—
Hops and malt	51,988	41,103	4,667	2,317	2,175	1,726	—
Other	11,659	9,854	1,633	172	—	—	—
Total contractual obligations	$321,899	$282,904	$14,946	$10,886	$6,878	$6,285	$—

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

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 26, 2020 totaled $29.5 million, based on the exchange rates on that date. The Company does not use forward currency exchange contracts and intends to purchase future hops using the exchange rate at the time of purchase. These contracts were deemed necessary in order to bring hop inventory levels and purchase commitments into balance with the Company’s current brewing volume and hop usage forecasts. In addition, these contracts enable the Company to secure its position for future supply with hop vendors in the face of some competitive buying activity.

Currently, the Company has entered into contracts for barley and wheat used in the Company’s malt with four major suppliers. The contracts include crop year 2020 and 2021 and cover the Company’s barley, wheat, and malt requirements for 2021. These purchase commitments outstanding at December 26, 2020 totaled $22.5 million.

For the fiscal year ended December 26, 2020, the Company brewed approximately 65% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company supplies raw materials to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged.

The Company currently has a brewing services agreement with subsidiaries of City Brewing Company, LLC (“City Brewing”).  During 2019 and 2020, City Brewing supplied approximately 23% and 33% of the Company’s annual shipment volume, respectively. In accordance with the brewing services agreement, the Company has paid to City $71.6 million dollars for capital improvements at City Brewing facilities and other pre-payments. The Company has the contractual right to extend its agreement with City Brewing beyond the December 31, 2024 termination date on an annual basis through December 31, 2035. At December 26, 2020, the Company had prepaid third-party brewing service fees of $14.8 million in prepaid expenses and other current assets and $56.8 million in other assets, long term. The Company plans to expense the total amount of $71.6 million over the brewing service agreement periods ending in 2026 based on committed capacity.

In accordance with the City Brewing contract and other production arrangements, the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees if these annual minimum volume commitments are not met. At December 26, 2020, if volume for the remaining term of the production arrangements were zero, the contractual shortfall fees would total $70.7 million through December 31, 2026. Based on current production volume projections, the Company believes that it will meet all annual volume commitments under these production arrangements and will not incur any shortfall fees. If future volume projections are reduced below the minimum annual volume commitments and the Company estimates that shortfall fees will be incurred, the Company will expense the estimated shortfall fees in the period when incurring the shortfall fees becomes probable.

The Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 26, 2020, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations.

The Company continues to review the impact the COVID-19 pandemic will have on its future commitments and contingencies but does not believe that the future commitments will be materially impacted.

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

At December 26, 2020 and December 28, 2019, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 26, 2020, and December 28, 2019, the Company’s cash and cash equivalents balance was $163.3 million and $36.7 million, respectively, including money market funds amounting to $157.6 million and $29.5 million, respectively.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over three to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal years 2020, 2019, and 2018, the Company granted options to purchase 21,992 shares, 26,507 shares, 27,490 shares, respectively, of its Class A Common Stock to employees at market price on the grant dates. Of the shares granted in 2020, all shares related to performance-based stock options.

During fiscal years 2020, 2019, and 2018, the Company granted 33,403 shares, 22,509 shares, and 83,561 shares, respectively, of restricted stock units or awards to certain senior managers and key employees. Of the total 2020 restricted stock unit grants, 30,707 are service-based and vest ratably over service periods of one to five years and 2,696 are performance-based.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal years 2020, 2019, and 2018, employees elected to purchase an aggregate of 9,127 investment shares, 7,901 investment shares, and 9,214 investment shares, respectively.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.0 million shares were available for grant as of December 26, 2020. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal years 2020, 2019, and 2018 the Company granted options to purchase an aggregate of 4,410 shares, 4,779 shares, and 5,080 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 26, 2020. Shares under any cancelled non-employee directors’ stock options or options that expire unexercised are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2019	315,678	$186.53
Granted	26,402	393.54
Forfeited	(2,595)	242
Exercised	(97,638)	136.87
Outstanding at December 26, 2020	241,847	$228.58	5.93	$190,176
Exercisable at December 26, 2020	53,638	$211.32	5.16	$43,104
Vested and expected to vest at December 26, 2020	217,604	$227.97	5.91	$171,246

Of the total options outstanding at December 26, 2020, 14,962 shares were performance-based options for which the performance criteria had yet to be achieved and 24,699 shares were performance-based options for which the performance criteria had been met but yet to be approved for vesting by the Board of Directors.

Stock Compensation to Chief Executive Officer

On April 30, 2018, the Company granted its incoming Chief Executive Officer a performance-based stock option to purchase 9,959 shares of the Company’s Class A Common stock with a weighted average fair value of $100.50 per share, which vests through 2022. The Chief Executive Officer was also granted 64,325 restricted stock awards with a weighted-average fair value of $229.30 per share with service-based vesting through 2023.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2020	2019	2018
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$4,467	$3,996	$3,243
Amounts included in general and administrative expenses	10,815	8,341	6,792
Total stock-based compensation expense	$15,282	$12,337	$10,035
Amounts related to performance-based stock awards included in total stock-based compensation expense	$2,771	$1,944	$1,750

As permitted by ASC 718, the Company uses a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the trinomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the trinomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted in fiscal years 2020, 2019, and 2018 was $153.31, $131.91, and $92.89 per share, respectively, as calculated using a trinomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2020	2019	2018
Expected volatility	32.6%	32.1%	34.0%
Risk-free interest rate	1.09%	2.63%	2.68%
Expected dividends	0%	0%	0%
Exercise factor	2.1 times	2.33 times	2.52 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

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

The Company recognizes compensation expense, less estimated forfeitures of 13.0%. The forfeiture rate is based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

The total fair value of options vested during fiscal years 2020, 2019, and 2018 was $4.8 million, $2.5 million, and $3.2 million, respectively. The aggregate intrinsic value of stock options exercised during fiscal years 2020, 2019, and 2018 was $45.9 million, $20.9 million, and $19.2 million, respectively.

Based on equity awards outstanding as of December 26, 2020, there is $28.6 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.0 years.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2019	122,142	$213.52
Granted	42,530	350.96
Vested	(45,860)	214.23
Forfeited	(4,496)	236.63
Non-vested at December 26, 2020	114,316	$263.47

45,860 shares vested in 2020 with a weighted average fair value of $214.23, 33,205 shares vested in 2019 with a weighted average fair value of $188.63, and 20,678 shares vested in 2018 with a weighted average fair value of $156.50.

Stock Repurchase Program

In 1998, the Board of Directors authorized management to implement a stock repurchase program. As of December 26, 2020, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million as follows:

	Number of Shares	Aggregate Purchase Price
	(in thousands)
Repurchased at December 30, 2017	13,447,346	$752,352
2018 repurchases	349,691	88,312
Repurchased at December 29, 2018	13,797,037	840,664
2019 repurchases	—	—
Repurchased at December 28, 2019	13,797,037	840,664
2020 repurchases	—	—
Repurchased at December 26, 2020	13,797,037	$840,664

O.	Employee Retirement Plans and Post-Retirement Medical Benefits

The Company has one retirement plan covering substantially all non-union employees; two other retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union which was terminated in 2020; and post-retirement medical benefits covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, A & S Brewing Collaborative LLC, or Angry Orchard Cider Company, LLC. All non-union employees of these entities are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 5% of compensation is taken into account in determining the amount of the match. In January 2020, the Company amended the Boston Beer 401(k) Plan to update the Company match as follows: 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution, up to a maximum of 5%. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $6.4 million, $4.0 million, and $3.5 million in fiscal years 2020, 2019, and 2018, respectively. The basic annual administrative fee for the Boston Beer 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year is available for paying eligible Plan expenses. Participant forfeitures are also available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the Boston Beer 401(k) Plan. Such fees are not material to the Company.

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

Union Plans

The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) is a Company-sponsored defined contribution plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal years 2020 and 2019 were insignificant. The basic annual administrative fee for the SACB 401(k) Plan is paid by the Plan’s investment fund revenue. In addition, per the Service Provider Payment Agreement, a credit up to a maximum of two basis points multiplied by the total amount of assets under the Plan per year, excluding participant loans, is available for paying eligible Plan expenses. The Company is responsible for the payment of any additional fees related to the management of the SACB 401(k) Plan. Such fees are not material to the Company.

The Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”) was a Company-sponsored defined benefit pension plan. It was established in 1991 and was open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union. No. 1199 (“Local Union 1199”), or persons on leave from the Company who are employed by Local Union 1199, and in either case who have completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third-party annuities.  On May 28, 2020, the Company received a positive determination letter for the termination on the plan from the IRS. During 2020, the Company completed the termination of the plan and recorded an expense of $2.0 million as a result of the termination. The Company made contributions of $2.9 million, $0.3 million and $0.3 million in fiscal years 2020, 2019 and 2018, respectively. As of December 26, 2020, there was no unfunded projected pension benefit.  As of December 28, 2019, the unfunded projected pension benefits were $2.7 million .

The Company provides a supplement to eligible retirees from Local 1, Local 20, and Local Union 1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement and, in the case of retirees from Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 2.50% at December 26, 2020 and 3.32% at December 28, 2019 and a 2.50% health care cost increase based on the Cincinnati Consumer Price Index for the years 2020, 2019, and 2018. The effect of a 1% point increase and the effect of a 1% point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Local 1199 Pension Plan and the Retiree Medical Plan are as follows:

	Local 1199 Pension Plan		Retiree Medical Plan
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(in thousands)
Fair value of plan assets at end of fiscal year	$—	$3,946	$—	$—
Benefit obligation at end of fiscal year	—	6,680	1,077	888
Unfunded Status	$—	$(2,734)	$(1,077)	$(888)

The Local 1199 Plan’s weighted-average asset allocations at the measurement dates by asset category are as follows:

Asset Category	December 26, 2020	December 28, 2019
Cash equivalents	0%	100%
Equity securities	0%	0%
Debt securities	0%	0%
Total	0%	100%

P.	Net Income per Share

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 26,	December 28,	December 29,
	2020	2019	2018
	(in thousands, except per share data)
Net Income	$191,960	$110,041	$92,663
Allocation of net income for basic:
Class A Common Stock	$153,106	$82,474	$68,080
Class B Common Stock	37,690	26,600	23,710
Unvested participating shares	1,164	967	873
	$191,960	$110,041	$92,663
Weighted average number of shares for basic:
Class A Common Stock	9,734	8,908	8,620
Class B Common Stock*	2,396	2,873	3,002
Unvested participating shares	74	105	111
	12,204	11,886	11,733
Net income per share for basic:
Class A Common Stock	$15.73	$9.26	$7.90
Class B Common Stock	$15.73	$9.26	$7.90

*

Change in Class B Common Stock resulted from the conversion of 100,000 shares to Class A Common Stock on November 1, 2018, 100,000 shares to Class A Common stock on August 8, 2019 and 145,000 shares to Class A Common stock on December 13, 2019, 150,000 shares to Class A Common Stock on March 11, 2020, 215,000 shares to Class A Common Stock on May 6, 2020 and 130,000 shares to Class A Common Stock on November 3, 2020 with the ending number of shares reflecting the weighted average for the period.

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

 The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock and using the two-class method for unvested participating shares:

	Fifty-two weeks ended December 26, 2020
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$153,106	9,734	$15.73
Add: effect of dilutive potential common shares
Share-based awards	—	153
Class B Common Stock	37,690	2,396
Net effect of unvested participating shares	14
Net income per common share - diluted	$190,810	$12,283	15.53

	Fifty-two weeks ended December 28, 2019
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$82,474	8,908	$9.26
Add: effect of dilutive potential common shares
Share-based awards	—	127
Class B Common Stock	26,600	2,873
Net effect of unvested participating shares	10	—
Net income per common share - diluted	$109,084	11,908	9.16

	Fifty-two weeks ended December 29, 2018
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$68,080	8,620	$7.90
Add: effect of dilutive potential common shares
Share-based awards	—	112
Class B Common Stock	23,710	3,002
Net effect of unvested participating shares	8	—
Net income per common share - diluted	$91,798	11,734	$7.82

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $15.73, $9.26, and $7.90 for the fiscal years 2020, 2019, and 2018, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

There were no stock options with anti-dilutive effects that were excluded in computing diluted income during fiscal 2020. Weighted average stock options to purchase 23,000, and 100,000 shares of Class A Common Stock were outstanding during fiscal 2019, and 2018, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 10,000, and 10,000 shares of Class A Common Stock were outstanding during fiscal 2019, and 2018, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not met as of December 28, 2019, and December 29, 2018, respectively.
Q.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect, and cumulative currency translation adjustments. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs and currency translation adjustments due to tax rate changes in the period. The following table details the changes in accumulated other comprehensive loss for 2020, 2019, and 2018 (in thousands):

Accumulated Other Comprehensive (Loss) Income
Balance at December 30, 2017	$(1,288)
Deferred pension and other post-retirement benefit costs, net of taxes of $64	191
Amortization of Deferred benefit costs, net of taxes of $29	86
One time effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(211)
Currency translation adjustment	25
Balance at December 29, 2018	$(1,197)
Deferred pension and other post-retirement benefit costs, net of taxes of $150	(442)
Amortization of Deferred benefit costs, net of taxes of $26	(77)
Currency translation adjustment	47
Balance at December 28, 2019	$(1,669)
Deferred pension and other post-retirement benefit costs, net of tax benefit of $502	1,611
Amortization of Deferred benefit costs, net of taxes of $35	(219)
Currency translation adjustment	25
Balance at December 26, 2020	$(252)

R.	Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2020	$47	$488	$—	$535
2019	$2	$45	$—	$47
2018	$—	$2	$—	$2

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery) *	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2020	$6,272	$59,279	$(56,194)	$9,357
2019	$4,636	$43,920	$(42,284)	$6,272
2018	$3,072	$36,213	$(34,649)	$4,636

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2020	$6,375	$11,248	$(11,292)	$6,331
2019	$2,580	$8,092	$(4,297)	$6,375
2018	$1,826	$4,175	$(3,421)	$2,580

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2020	$1,828	$8,411	$(7,147)	$3,092
2019	$2,146	$4,406	$(4,724)	$1,828
2018	$3,023	$2,691	$(3,568)	$2,146

*

2018 net provision of the discount accrual includes $1.7 million related to the cumulative effect adjustment to retained earnings and the current year adjustment to deferred revenue related to the adoption of ASU 2014-09.

S.	Related Party Transactions

The Company has entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for fiscal 2020 was approximately $348,000. During 2020, the Company entered into an agreement to sell a boat and a car to the Dogfish Head founders at market value of approximately $26,000. In addition, for fiscal 2020, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders.

T.	Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 26, 2020, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

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

	For Quarters Ended
	December 26, 2020	September 26, 2020	June 27, 2020	March 28, 2020	December 28, 2019 (1)	September 28, 2019 (1)	June 29, 2019 (1)	March 30, 2019
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Net revenue	$460,937	$492,792	$452,138	$330,565	$301,300	$378,466	$318,407	$251,651

Gross profit	216,270	240,585	209,624	147,973	142,789	187,835	159,002	124,540

Operating income	42,125	101,781	78,769	21,532	17,702	59,836	37,932	29,443

Net income	$32,817	$80,768	$60,141	$18,234	$13,762	$44,729	$27,856	$23,694

Net income per share – basic	$2.68	$6.61	$4.93	$1.50	$1.13	$3.70	$2.39	$2.04

Net income per share – diluted	$2.64	$6.51	$4.88	$1.49	$1.12	$3.65	$2.36	$2.02

(1)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 26, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 26, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of The Boston Beer Company, Inc. Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 26, 2020, of the Company and our report dated February 17, 2021 expressed an unqualified opinion on those financial statements.

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
February 17, 2021

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting to be held on May 20, 2021.

Item 11.	Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting to be held on May 20, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting to be held on May 20, 2021.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	241,847	$228.58	1,108,791
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	241,847	$228.58	1,108,791

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting to be held on May 19, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting to be held on May 19, 2021.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)1. Financial Statements.

The following financial statements are filed as a part of this report:

Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019	41
Consolidated Statements of Comprehensive Income for the years ended December 26, 2020, December 28, 2019, and December 29, 2018	40
Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2020, December 28, 2019, and December 29, 2018	42
Consolidated Statements of Cash Flows for the years ended December 26, 2020, December 28, 2019, and December 29, 2018	43
Notes to the Consolidated Financial Statements	44

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

4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on February 19, 2020)

10.1

Stockholder Rights Agreement, dated as of December 1995, among The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company’s Form 10-K, filed on April 1, 1996). (P)

Exhibit No.	Title
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

*+10.9

Seventh Amendment to Lease Agreement dated June 1, 2019. Certain information in this exhibit is confidential and has been excluded pursuant to applicable rules because it (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

**10.10

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

**10.12

The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December  19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, October 8, 2013, October 8, 2014, and December 9, 2015, December 20, 2017, and December  20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2018).

**10.13	Martin F. Roper Proprietary Information and Restrictive Covenant Agreement dated February 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

**10.14

Offer Letter to David A. Burwick, future Chief Executive Officer and President, dated January  23, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2018).

10.15

Amendment to Credit Agreement by and among the Company and Boston Beer Corporation, as borrowers, and Bank of America, N.A., as the lender, effective as of March 27, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2018).

Exhibit No.	Title
**10.16	Employment Agreement of Samuel A. Calagione III, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on July 25, 2019)

**10.17	Offer Letter to Frank H. Smalla, Senior Vice President, Finance dated December 15, 2015 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 18, 2016).

10.18	Registration Rights Agreement with the Former Dogfish Head Stockholders, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on July 25, 2019).

**10.19	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on July 25, 2019).

**10.20	Offer Letter to Quincy B. Troupe, Senior Vice President, Supply Chain dated December 18, 2015 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 18, 2016).

**10.21	Offer Letter to Carolyn O’Boyle, Chief People Officer, dated February 7, 2020 (incorporated by reference to the Company’s 10-Q filed on July 23, 2020).

*21.1	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 26, 2020.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.LAB	Inline XBRL Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*101DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

*	Filed with this report.
+	Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.
**	Indicates management contract or compensatory plan or arrangement.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February 2021.

THE BOSTON BEER COMPANY, INC.

/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title

/s/ David A. Burwick David A. Burwick	President, Chief Executive Officer (principal executive officer) and Director

/s/ Frank H. Smalla Frank H. Smalla	Chief Financial Officer (principal financial officer)

/s/ Matthew D. Murphy Matthew D. Murphy	Chief Accounting Officer (principal accounting officer)

/s/ Samuel A. Calagione III Samuel A. Calagione III	Brewer and Director

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director

/s/ Meghan V. Joyce Meghan V. Joyce	Director

/s/ C. James Koch C. James Koch	Chairman and Director

/s/ Michael M. Lynton Michael M. Lynton	Director

/s/ Julio N. Nemeth Julio N. Nemeth	Director

/s/ Michael Spillane Michael Spillane	Director

/s/ Jean-Michel Valette Jean-Michel Valette	Director