Form 10-Q
period 2021-03-27
BOSTON BEER CO INC
filed 2021-04-22
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-14092

THE BOSTON BEER COMPANY, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3284048
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation Identification No.)
One Design Center Place, Suite 850, Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(617) 368-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Common Stock $0.01 per value	SAM	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 16, 2021:

Class A Common Stock, $.01 par value	10,108,792
Class B Common Stock, $.01 par value	2,177,983
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March 27, 2021

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 27,	December 26,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$144,658	$163,282
Accounts receivable	105,042	78,358
Inventories	160,671	130,910
Prepaid expenses and other current assets	36,061	30,230
Income tax receivable	4,115	10,393
Total current assets	450,547	413,173
Property, plant and equipment, net	636,007	623,083
Operating right-of-use assets	56,518	58,483
Goodwill	112,529	112,529
Intangible assets	103,867	103,930
Third-party production prepayments	93,243	56,843
Other assets	11,459	10,784
Total assets	$1,464,170	$1,378,825
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$157,085	$121,647
Accrued expenses and other current liabilities	106,361	129,544
Current operating lease liabilities	8,183	8,232
Total current liabilities	271,629	259,423
Deferred income taxes, net	97,284	92,665
Non-current operating lease liabilities	57,200	59,171
Other liabilities	9,333	10,599
Total liabilities	$435,446	$421,858
Commitments and Contingencies (See Note J)
Stockholders' Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,052,711 and 10,004,681 issued and outstanding as of March 27, 2021 and December 26, 2020, respectively	101	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,177,983 and 2,177,983 issued and outstanding as of March 27, 2021 and December 26, 2020, respectively	22	22
Additional paid-in capital	605,962	599,737
Accumulated other comprehensive loss	(232)	(252)
Retained earnings	422,871	357,360
Total stockholders' equity	$1,028,724	$956,967
Total liabilities and stockholders' equity	$1,464,170	$1,378,825

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 27,	March 28,
	2021	2020
Revenue	$581,709	$352,225
Less excise taxes	36,629	21,660
Net revenue	545,080	330,565
Cost of goods sold	295,450	182,592
Gross profit	249,630	147,973
Operating expenses:
Advertising, promotional and selling expenses	140,859	97,891
General and administrative expenses	31,946	27,029
Impairment of assets	227	1,521
Total operating expenses	173,032	126,441
Operating income	76,598	21,532
Other (expense) income, net:
Interest (expense) income, net	(29)	63
Other (expense) income, net	(6)	(360)
Total other (expense) income, net	(35)	(297)
Income before income tax provision	76,563	21,235
Income tax provision	10,998	3,001
Net income	$65,565	$18,234
Net income per common share - basic	$5.34	$1.50
Net income per common share - diluted	$5.26	$1.49
Weighted-average number of common shares - basic	12,271	12,157
Weighted-average number of common shares - diluted	12,457	12,186
Net income	$65,565	$18,234
Other comprehensive income:
Foreign currency translation adjustment	20	(58)
Comprehensive income	$65,585	$18,176

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 27, 2021	March 28, 2020
Cash flows provided by operating activities:
Net income	$65,565	$18,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,996	15,945
Impairment of assets	227	1,521
Gain on disposal of property, plant and equipment	(36)	—
Change in right-of-use assets	1,965	1,807
Credit loss (recovery) expense	(48)	552
Stock-based compensation expense	4,957	2,566
Deferred income taxes	4,565	2,379
Changes in operating assets and liabilities:
Accounts receivable	(26,723)	(4,436)
Inventories	(30,581)	(23,856)
Prepaid expenses, income tax receivable and other current assets	(14,369)	(2,077)
Third-party production prepayments	(21,584)	1,234
Other assets	—	(41)
Accounts payable	36,912	14,264
Accrued expenses and other current liabilities	(16,095)	(7,579)
Change in operating lease liabilities	(2,020)	(1,489)
Other liabilities	76	(100)
Net cash provided by operating activities	19,807	18,924
Cash flows used in investing activities:
Purchases of property, plant and equipment	(39,278)	(27,394)
Proceeds from disposal of property, plant and equipment	320	35
Other investing activities	145	96
Net cash used in investing activities	(38,813)	(27,263)
Cash flows provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	6,768	2,941
Net cash paid on note payable and finance leases	(435)	(209)
Cash borrowed on line of credit	—	100,000
Payment of tax withholding on stock-based payment awards and investment shares	(5,951)	(1,559)
Net cash provided by financing activities	382	101,173
Change in cash and cash equivalents	(18,624)	92,834
Cash and cash equivalents at beginning of year	163,282	36,670
Cash and cash equivalents at end of period	$144,658	$129,504
Supplemental disclosure of cash flow information:
Income taxes paid	$4	$5
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$2,602	$2,097
Operating cash flows from finance leases	$34	$22
Financing cash flows from finance leases	$364	$141
Right-of-use-assets obtained in exchange for operating lease obligations	$-	$11,088
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$(8,997)	$(1,029)

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen weeks ended March 27, 2021 and March 28, 2020

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967
Net income							65,565	65,565
Stock options exercised and restricted shares activities	48	1			1,268			1,269
Stock-based compensation expense					4,957			4,957
Adoption of ASU 2019-12, Simplifying the accounting for income taxes							(54)	(54)
Foreign currency translation adjustment						20		20
Balance at March 27, 2021	10,053	$101	2,178	$22	$605,962	$(232)	$422,871	$1,028,724
		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss, net of tax	Earnings	Equity
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636
Net income							18,234	18,234
Stock options exercised and restricted shares activities	38				1,858			1,858
Stock-based compensation expense					2,566			2,566
Conversion from Class B to Class A	150	2	(150)	(2)				—
Foreign currency translation adjustment						(58)		(58)
Balance at March 28, 2020	9,559	$96	2,523	$25	$576,208	$(1,727)	$183,634	$758,236

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Angel City® Brewing Company”, “Coney Island® Brewing Company” and “American Fermentation Company”.

The accompanying unaudited consolidated balance sheet as of March 27, 2021, and the unaudited consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the interim periods ended March 27, 2021 and March 28, 2020 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 27, 2021 and the results of its consolidated operations, stockholders’ equity, and cash flows for the interim periods ended March 27, 2021 and March 28, 2020, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation which includes the separate presentation of Third-party production prepayments.

B.COVID-19 Pandemic

The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020.  The direct financial impact of the pandemic primarily included significantly reduced keg demand from the on-premise channel and higher labor and safety-related costs at the Company’s breweries. In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of brewery productivity. This has shifted more volume to third-party breweries, which increased production costs and negatively impacted gross margin rates.  In the 13-week period ended March 28, 2020, the Company recorded COVID-19 pre-tax related reductions in net revenue and increases in other costs of $10.0 million.  This amount consists of a $5.8 million reduction in net revenue for estimated keg returns from distributors and retailers and $4.2 million of other COVID-19 related direct costs, of which $3.6 million are recorded in cost of goods sold and $0.6 million are recorded in operating expenses. In 2021 and going forward, the Company has chosen not to report COVID-19 related direct costs separately as they are viewed to be a normal part of operations.

C. Goodwill and Intangible Assets

There were no changes in the carrying value of goodwill during the thirteen weeks ended March 27, 2021 and March 28, 2020.

The Company’s intangible assets as of March 27, 2021 and December 26, 2020 were as follows:

		As of March 27, 2021			As of December 26, 2020
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer Relationships	15	$3,800	$(443)	$3,357	$3,800	$(380)	$3,420
Trade Names	Indefinite	100,510	—	100,510	100,510	—	100,510
Total intangible assets		$104,310	$(443)	$103,867	$104,310	$(380)	$103,930

The Company acquired intangible assets in fiscal year 2019 that consists of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible will be amortized on a straight-line basis over the 15 year useful life. Amortization expense in the thirteen weeks ended March 27, 2021 was approximately $63,000. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thousands)
Remainder of 2021	$190
2022	253
2023	253
2024	253
2025	253
2026	253

D.Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard includes multiple key provisions, including removal of certain exceptions to ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The Company adopted the standard in the first quarter of fiscal 2021 and recorded an adjustment of $0.1 million to retained earnings. .

E. Revenue Recognition

During the thirteen weeks ended March 27, 2021 approximately 97% of the Company’s revenue was from shipments of its products to domestic distributors, 3% from shipments to international distributors, primarily located in Canada, and less than 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.  During the thirteen weeks ended March 28, 2020 approximately 96% of the Company’s revenue was from shipments of its products to domestic distributors, 3% from shipments to international distributors, primarily located in Canada, and 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 27, 2021 and December 26, 2020, the Company has deferred $24.3 million and $13.9 million, respectively, in revenue related to product shipped prior to these dates.  These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time.  The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $23.4 million and $8.2 million for the thirteen weeks ended March 27, 2021 and March 28, 2020, respectively.  The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount.  The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded.  Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure.  Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities.  Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen weeks ended March 27, 2021 and March 28, 2020 were $33.5 million and $12.7 million, respectively.  For the thirteen weeks ended March 27, 2021 and March 28, 2020, the Company recorded certain of these costs in the total amounts of $9.2 million and $4.2 million, respectively, as reductions to net revenue.  Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets.  These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end.  Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Shipment volume for the quarter was significantly higher than depletions volume and resulted in significantly higher distributor inventory as of March 27, 2021 when compared to March 28, 2020.  The Company believes distributor inventory as of March 27, 2021 averaged approximately 7 weeks on hand and was at an appropriate level, based on supply chain capacity constraints and inventory requirements to support the forecasted growth of Truly and Twisted Tea brands over the summer. The Company expects wholesaler inventory levels in terms of weeks on hand to be between 3 and 7 weeks for the remainder of the year.

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

	March 27, 2021	December 26, 2020
	(in thousands)
Current inventory:
Raw materials	$75,545	$69,272
Work in process	16,679	16,846
Finished goods	68,447	44,792
Total current inventory	160,671	130,910
Long term inventory	10,459	9,639
Total inventory	$171,130	$140,549

G.Third-party production prepayments

During the thirteen weeks ended March 27, 2021, the Company brewed and packaged approximately 57% of its volume at Company-owned breweries.  In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies.  Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made payments for capital improvements at these third-party brewing facilities that it expenses over the period of the contracts. As of March 27, 2021, and December 26, 2020 total third-party production prepayments were as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
Prepaid expenses and other current assets	$-	$14,816
Third-party production prepayments	93,243	56,843
Total third-party production prepayments	$93,243	$71,659

The Company will expense the total prepaid amount of $93.2 million as a component of cost of goods sold over the contractual period ending December 31, 2025.

During the thirteen weeks ended March 27, 2021, the Company entered into a master transaction agreement with one of its existing brewing services providers to ensure access to capacity at a new location and continued access at certain existing locations.  The agreement is effective upon the closing of the purchase of the new location by the third-party brewing services provider, expected to complete in April 2021. As part of the master transaction agreement, the Company paid $10.0 million for capital improvements for the new location, which amount is included within the third-party production prepayments balance as of March 27, 2021. The Company is required to pay an additional $17.9 million to ensure access to capacity once the third-party brewing services provider closes on the purchase of the new location and certain other conditions are met. The agreement additionally includes monthly shortfall fees beginning January 1, 2023.  Based on current production volume projections, the Company believes that it will meet all annual volume commitments under these production arrangements and will not incur any shortfall fees. If future volume projections are reduced below the minimum annual volume commitments and the Company estimates that shortfall fees will be incurred, the Company will expense the estimated shortfall fees in the period when incurring the shortfall fees becomes probable.  As of March 27, 2021, if volume for the remaining term of the production arrangements were zero, the contractual shortfall fees would total $67.6 million through December 31, 2026. During the quarter ended March 27, 2021 the Company reclassified the $14.8 million of third-party prepayments at December 26, 2020 from current assets to non-current assets.

H.Net Income per Share

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 27, 2021	March 28, 2020
	(in thousands, except per share data)
Net income	$65,565	$18,234
Allocation of net income for basic:
Class A Common Stock	$53,628	$14,136
Class B Common Stock	11,638	3,967
Unvested participating shares	299	131
	$65,565	$18,234
Weighted average number of shares for basic:
Class A Common Stock	10,037	9,425
Class B Common Stock*	2,178	2,645
Unvested participating shares	56	87
	12,271	12,157
Net income per share for basic:
Class A Common Stock	$5.34	$1.50
Class B Common Stock	$5.34	$1.50

*Change in Class B Common Stock resulted from the conversion of 215,000 shares to Class A Common Stock on May 6, 2020 and 130,000 shares to Class A Common Stock on November 3, 2020 with the ending number of shares reflecting the weighted average for the period.

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks ended March 27, 2021 and for the thirteen weeks ended March 28, 2020:

	Thirteen weeks ended
	March 27, 2021			March 28, 2020
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$53,628	10,037	$5.34	$14,136	9,425	$1.50
Add: effect of dilutive potential common shares
Share-based awards	—	162		—	116
Class B Common Stock	11,638	2,178		3,967	2,645
Net effect of unvested participating shares	299	80		1	—
Net income per common share - diluted	$65,565	12,457	$5.26	$18,104	12,186	$1.49

In accordance with the treasury stock method, weighted-average stock options to purchase approximately 6,035 shares of Class A Common stock and 4,027 unvested share based payments were outstanding during the thirteen weeks ended March 27, 2021 but not included in computing dilutive income per common share because their effects were anti-dilutive.  In accordance with the two-class method, weighted average stock options to purchase approximately 33,000 shares of Class A Common Stock were outstanding during the thirteen weeks ended March 28, 2020 but not included in computing dilutive income per common share because their effects were anti-dilutive.  Additionally, performance-based stock options to purchase approximately 10,000 shares of Class A Common Stock were outstanding as of March 28, 2020 but not included in computing diluted income per common share because the performance criteria of these stock options were not met as of the end of the reporting period.

I.Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss and foreign currency translation adjustment.  The foreign currency translation adjustments for the interim periods ended March 27, 2021 and March 28, 2020 were not material.

J. Commitments and Contingencies

Contract Obligations

As of March 27, 2021, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Brand support	$104,494
Equipment and machinery	86,645
Ingredients (excluding hops and malt)	82,902
Hops and malt	47,658
Other	15,176
Total commitments	$336,875

The majority of these contract obligations are for the 2021 fiscal years with the remainder extending no later than the 2026 fiscal year.

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

K. Income Taxes

As of March 27, 2021 and December 26, 2020, the Company had approximately $0.8 million of unrecognized income tax benefits as of each date.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 27, 2021 and December 26, 2020, the Company had $0.2 million and $0.2 million, respectively, accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is currently under two state income tax audits as of March 27, 2021.

The following table provides a summary of the income tax provision for the thirteen weeks ended March 27, 2021 and March 28, 2020:

	Thirteen weeks ended
	March 27, 2021	March 28, 2020
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$19,613	$5,005
Benefit of ASU 2016-09	(8,615)	(2,004)
Total income tax provision	$10,998	$3,001

The benefit of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, increased by $6.6 million to $8.6 million for the thirteen weeks ended March 27, 2021 as compared to $2.0 million for the thirteen weeks ended March 28, 2020, primarily due to increases in number of shares exercised and increases in stock price.

The Company’s effective tax rate for the thirteen weeks ended March 27, 2021, excluding the impact of ASU 2016-09, increased to 25.6% from 23.6% for the thirteen weeks ended March 28, 2020, primarily due to one-time state tax benefits related to capital investments for the thirteen weeks ended March 28, 2020.

L.Revolving Line of Credit

In March 2018, the Company amended its existing credit facility that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of March 27, 2021, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the full balance of $150.0 million under the line of credit was available to the Company for future borrowing.

M.Fair Value Measures

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

At March 27, 2021 and December 26, 2020, the Company had money market funds with a “Triple A” rated money market fund.  The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution.  As of March 27, 2021 and December 26, 2020, the Company’s cash and cash equivalents balance was $144.7 million and $163.3 million, respectively, including money market funds amounting to $140.6 million and $157.6 million, respectively.

N.Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	241,847	$228.58
Granted	18,998	1,028.71
Forfeited	-	-
Expired	-	-
Exercised	(31,020)	195.05
Outstanding at March 27, 2021	229,825	$229.25	3.30	$120,540
Exercisable at March 27, 2021	81,710	$214.22	3.30	$197,820
Vested and expected to vest at March 27, 2021	210,570	$294.96	3.30	$182,149

Of the total options outstanding at March 27, 2021, 23,019 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2021, the Company granted options to purchase an aggregate of 8,063 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $449.93 per share, of which all shares relate to performance-based stock options.

On March 1, 2021 the Company granted options to purchase an aggregate of 10,935 shares of the Company’s Class A Common Stock to the Chief Executive Officer with a weighted average fair value of $457.25 per share, of which all shares relate to service-based stock options.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2021
Expected Volatility	36.1%
Risk-free interest rate	1.4%
Expected Dividends	0.0%
Exercise factor	2.5 times
Discount for post-vesting restrictions	0.0%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 26, 2020	114,316	$263.47
Granted	17,632	880.81
Vested	(22,885)	221.81
Forfeited	(196)	150.24
Non-vested at March 27, 2021	108,867	$373.08

Of the total shares outstanding at March 27, 2021, 2,696 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2021, the Company granted a combined 7,817 shares of restricted stock units to certain officers, senior managers and key employees, of which all shares vest ratably over service periods of four years. Additionally on March 1, 2020, the Company granted 4,861 shares of restricted stock units to the Chief Executive Officer, of which all shares vest over five years. On March 1, 2021, employees elected to purchase a combined 4,954 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $1,028.71 and $502.32 per share, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	Thirteen weeks ended
	March 27, 2021	March 28, 2020
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,672	$705
Amounts included in general and administrative expenses	3,285	1,861
Total stock-based compensation expense	$4,957	$2,566

O.Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations.  The lease is for ten years with renewal options.  The total payments due under the initial ten year term is $3.6 million.  Total related party expense recognized for the thirteen weeks ended March 27, 2021 related to the lease was approximately $91,000. Additionally, during the thirteen weeks ended March 27, 2021, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders.

P.Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, March 27, 2021, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week period ended March 27, 2021, as compared to the thirteen week period ended March 28, 2020.  This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 27, 2021 compared to Thirteen Weeks Ended March 28, 2020

	Thirteen Weeks Ended (in thousands, except per barrel)
	March 27, 2021			March 28, 2020			Amount change	% change	Per barrel change
Barrels sold	2,278			1,423			855	60.1%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$545,080	$239.31	100.0%	$330,565	$232.24	100.0%	$214,515	64.9%	$7.07
Cost of goods	295,450	129.71	54.2%	182,592	128.28	55.2%	112,858	61.8%	1.43
Gross profit	249,630	109.60	45.8%	147,973	103.96	44.8%	101,657	68.7%	5.64
Advertising, promotional and selling expenses	140,859	61.84	25.8%	97,891	68.78	29.6%	42,968	43.9%	(6.94)
General and administrative expenses	31,946	14.03	5.9%	27,029	18.99	8.2%	4,917	18.2%	(4.96)
Impairment of assets	227	0.10	0.0%	1,521	1.07	0.5%	(1,294)	(85.1)%	(0.97)
Total operating expenses	173,032	75.97	31.7%	126,441	88.83	38.2%	46,591	36.8%	(12.87)
Operating income	76,598	33.63	14.1%	21,532	15.13	6.5%	55,066	255.7%	18.51
Other (expense) income, net	(35)	(0.02)	(0.0)%	(297)	(0.21)	(0.1)%	262	(88.2)%	0.19
Income before income tax expense	76,563	33.61	14.0%	21,235	14.92	6.4%	55,328	260.6%	18.70
Income tax expense	10,998	4.83	2.0%	3,001	2.11	0.9%	7,997	266.5%	2.72
Net income	$65,565	$28.78	12.0%	$18,234	$12.81	5.5%	$47,331	259.6%	$15.98

Net revenue.  Net revenue increased by $214.5 million, or 64.9%, to $545.1 million for the thirteen weeks ended March 27, 2021, as compared to $330.6 million for the thirteen weeks ended March 28, 2020, primarily as a result of an increase in shipments.

Volume. Total shipment volume increased by 60.1% to 2,278,000 barrels for the thirteen weeks ended March 27, 2021, as compared to 1,423,000 barrels for the thirteen weeks ended March 28, 2020, primarily due to increases in shipments of Truly Hard Seltzer, Twisted Tea brand, Angry Orchard and Dogfish Head products, partially offset by decreases in Samuel Adams brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended March 27, 2021 increased by approximately 48% compared to the thirteen weeks ended March 28, 2020, primarily due to increases in Truly Hard Seltzer and Twisted Tea brand products, partially offset by decreases in Dogfish Head, Angry Orchard and Samuel Adams brand products.

The Company believes distributor inventory as of March 27, 2021 averaged approximately 7 weeks on hand and was at an appropriate level based on supply chain capacity constraints and inventory requirements to support the forecasted growth of Truly and Twisted Tea brands over the summer. The Company expects wholesaler inventory levels in terms of weeks on hand to be between 3 and 7 weeks for the remainder of the year.

Net revenue per barrel. Net revenue per barrel increased by 3.0% to $239.31 per barrel for the thirteen weeks ended March 27, 2021, as compared to $233.24 per barrel for the comparable period in 2020, primarily due to price increases, product mix and a $5.8 million reduction in net revenue for estimated keg returns from distributors and retailers recorded in the thirteen weeks ended March 28, 2020.

Cost of goods sold. Cost of goods sold was $129.71 per barrel for the thirteen weeks ended March 27, 2021, as compared to $128.28 per barrel for the thirteen weeks ended March 28, 2020.  The 2021 increase in cost of goods sold of $1.43 per barrel was primarily the result of higher processing costs due to increased production at third-party breweries, partially offset by cost saving initiatives at the Company-owned breweries and $3.6 million of COVID-19 related direct costs recorded in cost of goods sold in the thirteen weeks ended March 28, 2020.

Gross profit.  Gross profit was $109.60 per barrel for the thirteen weeks ended March 27, 2021, as compared to $103.96 per barrel for the thirteen weeks ended March 28, 2020.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item.  As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $43.0 million, or 43.9%, to $140.9 million for the thirteen weeks ended March 27, 2021, as compared to $97.9 million for the thirteen weeks ended March 28, 2020. The increase was primarily due to increased brand investments of $21.0 million, primarily driven by higher media and production costs, higher salaries and benefits costs and increased freight to distributors of $21.9 million that was primarily due to higher volumes and rates.

Advertising, promotional and selling expenses were 25.8% of net revenue, or $61.84 per barrel, for the thirteen weeks ended March 27, 2021, as compared to 29.6% of net revenue, or $68.78 per barrel, for the thirteen weeks ended March 28, 2020.  This decrease per barrel is primarily due to advertising, promotional and selling expenses growing at a lower rate than shipments.  The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

The Company conducts certain advertising and promotional activities in its distributors’ markets, and the distributors make contributions to the Company for such efforts.  These amounts are included in the Company’s statements of comprehensive income as reductions to advertising, promotional and selling expenses.  Historically, contributions from distributors for advertising and promotional activities have amounted to between 2% and 3% of net sales.  The Company may adjust its promotional efforts in the distributors’ markets, if changes occur in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative.  General and administrative expenses increased by $4.9 million, or 18.2%, to $31.9 million for the thirteen weeks ended March 27, 2021, as compared to $27.0 million for the thirteen weeks ended March 28, 2020.  The increase was primarily due to increases in salaries and benefits costs.

Impairment of assets.  Impairment of long-lived assets decreased $1.3 million from the first quarter of 2020, primarily due to write-downs of brewery equipment at the Company’s Cincinnati brewery in the thirteen weeks ended March 28, 2020.

Income tax expense.  During the thirteen weeks ended March 27, 2021, the Company recorded a net income tax expense of $11.0 million which consists of $19.6 million income tax expenses partially offset by an $8.6 million tax benefit related to stock option exercises in accordance with ASU 2016-09.  The Company’s effective tax rate for the thirteen weeks ended March 27, 2021, excluding the impact of ASU 2016-09, increased to 25.6% from 23.6% for the thirteen weeks ended March 28, 2020, primarily due to one-time state tax benefits related to capital investments for the thirteen weeks ended March 28, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $144.7 million as of March 27, 2021 from $163.6 million as of December 26, 2020, reflecting purchases of property, plant and equipment, partially offset by cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirteen weeks ended March 27, 2021 was $19.8 million and primarily consisted of net income of $65.6 million and non-cash items of $28.6 million, partially offset by a net increase in operating assets and liabilities of $74.4 million. Cash provided by operating activities for the thirteen weeks ended March 28, 2020 was $18.9 million and primarily consisted of net income of $18.2 million and non-cash items of $24.8 million, partially offset by a net increase in operating assets and liabilities of $24.1 million.

The Company used $38.8 million in investing activities during the thirteen weeks ended March 27, 2021, as compared to $27.3 million during the thirteen weeks ended March 28, 2020.  Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash provided by financing activities was $0.4 million during the thirteen weeks ended March 27, 2021, as compared to $101.2 million provided by financing activities during the thirteen weeks ended March 27, 2020.  The $100.8 million decrease in cash provided by financing activities in 2021 from 2020 is primarily due to $100.0M of borrowings on the Company’s credit facility during the thirteen weeks ended March 28, 2020.

During the thirteen weeks ended March 27, 2021 and the period from March 28, 2021 through April 16, 2021, the Company did not repurchase any shares of its Class A Common Stock.  As of April 16, 2021, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 27, 2021 of $144.7 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $150.0 million, will be sufficient to fund future cash requirements.  The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023.  As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

2021 Outlook

Year-to-date depletions through the fifteen weeks ended April 10, 2021 are estimated to have increased approximately 49% from the comparable period in 2020.

The Company is currently estimating 2021 depletions and shipments growth of between 40% and 50%, an increase from the previously communicated range of between 35% and 45%.  The Company is targeting national price increases of between 1% and 3%, an increase from the previously communicated range of between 1% and 2%.  Full-year 2021 gross margins are currently expected to be between 45% and 47%.  The Company intends to increase advertising, promotional and selling expenses by between $130 million and $150 million for the full year 2021, an increase from the previously communicated range of between $120 million and $140 million, not including any changes in freight costs for the shipment of products to Distributors.  The Company intends to increase its investment in its brands in 2021, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company currently projects Non-GAAP earnings per diluted share, which excludes the impact of ASU 2016-09, for 2021 of between $22.00 and $26.00, an increase from the previously communicate range of between $20.00 and $24.00, but actual results could vary significantly from this target.  The Company estimates a full-year 2021 Non-GAAP effective tax rate of approximately 26.5%, which excludes the impact of ASU 2016-09.  Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2021 capital expenditures.  Its current estimates are between $250 million and $350 million, a decrease of the previously communicated range of between $300 million and $400 million, consisting mostly of investments in capacity and supply chain efficiency improvements. The actual total amount spent on 2021 capital expenditures may well be different from these estimates.  Based on information currently available, the Company believes that its capacity requirements for 2021 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At March 27, 2021, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended March 27, 2021.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended March 27, 2021.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 26, 2020, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4.CONTROLS AND PROCEDURES

As of  March 27, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 27, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

During the thirteen weeks ended March 27, 2021, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

Item 1A.RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020, which could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 16, 2021, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.  During the thirteen weeks ended March 27, 2021, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.

During the thirteen weeks ended March 27, 2021, the Company repurchased 183 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 27, 2020 to January 30, 2021	-	$-	—	$90,335
January 31, 2021 to February 27, 2021	20	218.79	—	90,335
February 27, 2021 to March 27, 2021	163	192.77	—	90,335
Total	183	$195.62	—	$90,335

As of April 16, 2021, the Company had 10.1 million shares of Class A Common Stock outstanding and 2.2 million shares of Class B Common Stock outstanding.

Item 3.DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.MINE SAFETY DISCLOSURES

Not Applicable

Item 5.OTHER INFORMATION

Not Applicable

Item 6.EXHIBITS

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

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this report
**	Designates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: April 22, 2021	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(principal executive officer)

Date: April 22, 2021	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(principal financial officer)