Form 10-Q
period 2021-06-26
BOSTON BEER CO INC
filed 2021-07-22
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 16, 2021:

Class A Common Stock, $.01 par value	10,203,795
Class B Common Stock, $.01 par value	2,078,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 26, 2021

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	June 26, 2021	December 26, 2020

Assets
Current Assets:
Cash and cash equivalents	$102,953	$163,282
Accounts receivable	113,458	78,358
Inventories	247,550	130,910
Prepaid expenses and other current assets	38,240	30,230
Income tax receivable	12,896	10,393
Total current assets	515,097	413,173
Property, plant and equipment, net	664,200	623,083
Operating right-of-use assets	56,490	58,483
Goodwill	112,529	112,529
Intangible assets	103,804	103,930
Third-party production prepayments	88,683	56,843
Other assets	20,149	10,784
Total assets	$1,560,952	$1,378,825
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$201,043	$121,647
Accrued expenses and other current liabilities	108,036	129,544
Current operating lease liabilities	8,272	8,232
Total current liabilities	317,351	259,423
Deferred income taxes, net	92,681	92,665
Non-current operating lease liabilities	57,040	59,171
Other liabilities	9,745	10,599
Total liabilities	476,817	421,858
Commitments and Contingencies (See Note J)
Stockholders' Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,165,649 and 10,004,681 issued and outstanding as of June 26, 2021 and December 26, 2020, respectively	102	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,078,000 and 2,177,983 issued and outstanding as of June 26, 2021 and December 26, 2020, respectively	21	22
Additional paid-in capital	602,163	599,737
Accumulated other comprehensive loss	(217)	(252)
Retained earnings	482,066	357,360
Total stockholders' equity	1,084,135	956,967
Total liabilities and stockholders' equity	$1,560,952	$1,378,825

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Revenue	$641,314	$481,089	$1,223,023	$833,314
Less excise taxes	38,509	28,951	75,138	50,611
Net revenue	602,805	452,138	1,147,885	782,703
Cost of goods sold	327,116	242,514	622,566	425,106
Gross profit	275,689	209,624	525,319	357,597
Operating expenses:
Advertising, promotional and selling expenses	161,620	100,336	302,479	198,227
General and administrative expenses	32,960	29,685	64,906	56,714
Impairment of assets	1,004	834	1,231	2,355
Total operating expenses	195,584	130,855	368,616	257,296
Operating income	80,105	78,769	156,703	100,301
Other expense:
Interest expense	(29)	(212)	(58)	(149)
Other income (expense), net	8	(52)	2	(412)
Total other expense, net	(21)	(264)	(56)	(561)
Income before income tax provision	80,084	78,505	156,647	99,740
Income tax provision	20,889	18,364	31,887	21,365
Net income	$59,195	$60,141	$124,760	$78,375
Net income per common share - basic	$4.82	$4.93	$10.16	$6.44
Net income per common share - diluted	$4.75	$4.88	$10.01	$6.37
Weighted-average number of common shares - basic	12,283	12,196	12,277	12,177
Weighted-average number of common shares - diluted	12,465	12,258	12,461	12,221
Net income	$59,195	$60,141	$124,760	$78,375
Other comprehensive income:
Foreign currency translation adjustment	15	(13)	35	(71)
Comprehensive income	$59,210	$60,128	$124,795	$78,304

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Twenty-six weeks ended
	June 26, 2021	June 27, 2020
Cash flows provided by operating activities:
Net income	$124,760	$78,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,174	32,584
Impairment of assets	1,231	2,355
(Gain) loss on disposal of property, plant and equipment	(150)	39
Change in right-of-use assets	3,954	3,649
Other non-cash (income) expense	(98)	375
Stock-based compensation expense	10,291	7,103
Deferred income taxes	(39)	12,407
Changes in operating assets and liabilities:
Accounts receivable	(35,075)	(45,326)
Inventories	(120,675)	(12,795)
Prepaid expenses, income tax receivable and other current assets	(25,329)	(3,347)
Third-party production prepayments	(17,024)	(11,415)
Other assets	(5,475)	(253)
Accounts payable	78,801	19,560
Accrued expenses and other current liabilities	(14,427)	20,803
Change in operating lease liabilities	(4,052)	(80)
Other liabilities	120	(23)
Net cash provided by operating activities	30,987	104,011
Cash flows used in investing activities:
Purchases of property, plant and equipment	(83,521)	(60,072)
Proceeds from disposal of property, plant and equipment	420	45
Other investing activities	145	260
Net cash used in investing activities	(82,956)	(59,767)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	7,944	8,010
Net cash paid on note payable and finance leases	(795)	(649)
Cash borrowed on line of credit	—	100,000
Cash paid on line of credit	—	(100,000)
Payment of tax withholding on stock-based payment awards and investment shares	(15,509)	(1,559)
Net cash (used in) provided by financing activities	(8,360)	5,802
Change in cash and cash equivalents	(60,329)	50,046
Cash and cash equivalents at beginning of year	163,282	36,670
Cash and cash equivalents at end of period	$102,953	$86,716
Supplemental disclosure of cash flow information:
Income taxes paid	$34,395	$2,929
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,212	$4,532
Operating cash flows from finance leases	$66	$75
Financing cash flows from finance leases	$724	$581
Right-of-use-assets obtained in exchange for operating lease obligations	$1,961	$11,311
Right-of-use-assets obtained in exchange for finance lease obligations	$-	$3,856
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$(6,928)	$4,920

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020

(in thousands)

(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967
Net income							65,565	65,565
Stock options exercised and restricted shares activities	48	1			1,268			1,269
Stock-based compensation expense					4,957			4,957
Adoption of ASU 2019-12, Simplifying the accounting for income taxes							(54)	(54)
Foreign currency translation adjustment						20		20
Balance at March 27, 2021	10,053	$101	2,178	$22	$605,962	$(232)	$422,871	$1,028,724

Net income							59,195	59,195
Stock options exercised and restricted shares activities	13	—			(9,133)			(9,133)
Stock-based compensation expense					5,334			5,334
Conversion from Class B to Class A	100	1	(100)	(1)				—
Foreign currency translation adjustment						15		15
Balance at June 26, 2021	10,166	$102	2,078	$21	$602,163	$(217)	$482,066	$1,084,135

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636
Net income							18,234	18,234
Stock options exercised and restricted shares activities	38				1,858			1,858
Stock-based compensation expense					2,566			2,566
Conversion from Class B to Class A	150	2	(150)	(2)				—
Foreign currency translation adjustment						(58)		(58)
Balance at March 28, 2020	9,559	$96	2,523	$25	$576,208	$(1,727)	$183,634	$758,236

Net income							60,141	60,141
Stock options exercised and restricted shares activities	61	—			4,582			4,643
Stock-based compensation expense					4,537			4,537
Conversion from Class B to Class A	215	2	(215)	(2)				—
Foreign currency translation adjustment						(13)		(13)
Balance at June 27, 2020	9,835	$98	2,308	$23	$585,327	$(1,740)	$243,775	$827,544

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head® Craft Distillery”, “Angel City® Brewing Company”, “Coney Island® Brewing Company” and “American Fermentation Company”.

The accompanying unaudited condensed consolidated balance sheet as of June 26, 2021, and the unaudited condensed consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the interim periods ended June 26, 2021 and June 27, 2020 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 26, 2021 and the results of its condensed consolidated operations, stockholders’ equity, and cash flows for the interim periods ended June 26, 2021 and June 27, 2020, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Among the reclassifications is the separate presentation of third-party production prepayments.

B.COVID-19 Pandemic

As the COVID-19 pandemic slowly winds down, the Company’s primary focus continues to be on operating its breweries and business safely and working hard to meet customer demand.  The Company is very proud of the passion, creativity and commitment to community that coworkers demonstrated during this pandemic.  The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020.  The direct financial impact of the pandemic primarily included significantly reduced keg demand from the on-premise channel and higher labor and safety-related costs at the Company’s breweries. In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of brewery productivity. This has shifted more volume to third-party breweries, which increased production costs and negatively impacted gross margin rates.  In the first half of 2020, the Company recorded COVID-19 related pre-tax reductions in net revenue and increases in other costs that total $14.1 million of which $10.0 million was recorded in the first quarter and $4.1 million was recorded in the second quarter.  The total amount consists of a $5.8 million reduction in net revenue for estimated keg returns from distributors and retailers and $8.3 million for inventory write-downs for obsolescence, increased costs for health and safety, increased salaries and benefits and other COVID-19 related direct costs, of which $5.6 million are recorded in cost of goods sold and $2.7 million are recorded in operating expenses.  In 2021 and going forward, the Company will not report COVID-19 related direct costs separately as they are viewed to be a normal part of operations.

C. Goodwill and Intangible Assets

There were no changes in the carrying value of goodwill during the thirteen or twenty-six weeks ended June 26, 2021 and June 27, 2020.

The Company’s intangible assets as of June 26, 2021 and December 26, 2020 were as follows:

		As of June 26, 2021			As of December 26, 2020
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer Relationships	15	$3,800	$(506)	$3,294	$3,800	$(380)	$3,420
Trade Names	Indefinite	100,510	—	100,510	100,510	—	100,510
Total intangible assets		$104,310	$(506)	$103,804	$104,310	$(380)	$103,930

The Company acquired intangible assets in fiscal year 2019 that consist of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible is amortized on a straight-line basis over a 15 year useful life. Amortization expense in the thirteen and twenty-six weeks ended June 26, 2021 was approximately $63,000 and $127,000, respectively. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thousands)
Remainder of 2021	$127
2022	253
2023	253
2024	253
2025	253
2026	253

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

E. Revenue Recognition

During the twenty-six weeks ended June 26, 2021 and June 27, 2020, approximately 95% of the Company’s revenue was from shipments of its products to domestic distributors, 4% from shipments to international distributors, primarily located in Canada, and less than 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 26, 2021 and December 26, 2020, the Company has deferred $17.7 million and $13.9 million, respectively, in revenue related to product shipped prior to these dates.  These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time.  The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $18.4 million and $41.8 million for the thirteen and twenty-six weeks ended June 26, 2021, respectively, and were $20.4 million and $28.6 million for the thirteen and twenty-six weeks ended June 27, 2020, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount.  The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded.  Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure.  Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities.  Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen and twenty-six weeks ended June 26, 2021 were $13.2 million and $23.3 million, respectively.  For the thirteen and twenty-six weeks ended June 26, 2021 the Company recorded certain of these costs in the total amounts of $10.9 million and $20.1 million, respectively, as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and twenty-six weeks ended June 27, 2020 were $5.0 million and $9.5 million, respectively.  For the thirteen and twenty-six weeks ended June 27, 2020, the Company recorded certain of these costs in the total amount of $4.8 million and $9.0 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets.  These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end.  Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	June 26, 2021	December 26, 2020
	(in thousands)
Current inventory:
Raw materials	$106,365	$69,272
Work in process	18,848	16,846
Finished goods	122,337	44,792
Total current inventory	247,550	130,910
Long term inventory	13,674	9,639
Total inventory	$261,224	$140,549

G.Third-party production prepayments

During the twenty-six weeks ended June 26, 2021, the Company brewed and packaged approximately 54% of its volume at Company-owned breweries.  In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies.  Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made payments for capital improvements at these third-party brewing facilities that it expenses over the period of the contracts. As of June 26, 2021, and December 26, 2020 total third-party production prepayments were as follows:

	June 26, 2021	December 26, 2020
	(in thousands)
Prepaid expenses and other current assets	$-	$14,816
Third-party production prepayments	88,683	56,843
Total third-party production prepayments	$88,683	$71,659

Effective March 27, 2021, the Company began classifying third-party production prepayments solely as non-current assets and reclassed the $14.8 million of third-party production prepayments at December 26, 2020 from current assets to non-current assets. The Company will expense the total prepaid amount of $88.7 million as a component of cost of goods sold over the contractual period ending December 31, 2025.

During the twenty-six weeks ended June 26, 2021, the Company entered into a master transaction agreement with one of its existing brewing services providers to ensure access to capacity at a new location and continued access at certain existing locations.  Upon the closing of the purchase of the new location by the third-party brewing services provider, the agreement became effective during the thirteen weeks ended June 26, 2021. As part of the master transaction agreement, the Company paid $10.0 million for capital improvements for the new location, which is included within the third-party production prepayments balance as of June 26, 2021. The Company is required to pay an additional $17.9 million to ensure access to capacity once certain conditions are met. The agreement additionally includes monthly shortfall fees beginning January 1, 2023.

During the thirteen weeks ended June 26, 2021, as a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities. This adjustment is expected to result in shortfall fees related to one facility of $0.6 million of which has been expensed during the thirteen weeks ended June 26, 2021. Based on current production volume projections, the Company believes that it will meet all other future annual volume commitments under its third party production arrangements and will not incur any additional shortfall fees. If future volume projections are further reduced-below the minimum annual volume commitments and the Company estimates that shortfall fees will be incurred, the Company will expense the estimated shortfall fees in the period when incurring the shortfall fees becomes probable.  As of June 26, 2021, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees would total $63.4 million through December 31, 2026.

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$59,195	$60,141	$124,760	$78,375
Allocation of net income for basic:
Class A Common Stock	$48,710	$47,930	$102,354	$61,612
Class B Common Stock	10,268	11,836	21,893	16,237
Unvested participating shares	217	375	513	526
	$59,195	$60,141	$124,760	$78,375
Weighted average number of shares for basic:
Class A Common Stock	10,108	9,720	10,072	9,572
Class B Common Stock*	2,131	2,400	2,155	2,523
Unvested participating shares	44	76	50	82
	12,283	12,196	12,277	12,177
Net income per share for basic:
Class A Common Stock	$4.82	$4.93	10.16	$6.44
Class B Common Stock	$4.82	$4.93	$10.16	$6.44

*Change in Class B Common Stock resulted from the conversion of 130,000 shares to Class A Common Stock on November 3, 2020 and 99,983 shares to Class A Common Stock on May 14, 2021 with the ending number of shares reflecting the weighted average for the period.

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen and twenty-six weeks ended June 26, 2021 and for the thirteen and twenty six weeks ended June 27, 2020:

	Thirteen weeks ended
	June 26, 2021			June 27, 2020
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$48,710	10,108	$4.82	$47,930	9,720	$4.93
Add: effect of dilutive potential common shares
Share-based awards	—	160		—	138
Class B Common Stock	10,268	2,131		11,836	2,400
Net effect of unvested participating shares	217	66		4	—
Net income per common share - diluted	$59,195	12,465	$4.75	$59,770	12,258	$4.88

	Twenty-six weeks ended
	June 26, 2021			June 27, 2020
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$102,354	10,072	$10.16	$61,612	9,572	$6.44
Add: effect of dilutive potential common shares
Share-based awards	—	161		—	126
Class B Common Stock	21,893	2,155		16,237	2,523
Net effect of unvested participating shares	513	73		5	—
Net income per common share - diluted	$124,760	12,461	$10.01	$77,854	12,221	$6.37

During the thirteen and twenty-six weeks ended June 26, 2021, in accordance with the treasury stock method, weighted-average stock options to purchase approximately 20,000 and 13,000 shares of Class A Common stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. In accordance with the two-class method, weighted average stock options to purchase approximately 23,000 and 16,000 shares of Class A Common Stock were outstanding during the thirteen and twenty-six weeks ended June 27, 2020 but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock awards of approximately 1,000 shares of Class A Common Stock were outstanding as of June 26, 2021, but not included in computing diluted income per common share because the performance criteria of these awards were not met as of the end of the reporting period.

I.Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss and foreign currency translation adjustment.  The foreign currency translation adjustments for the interim periods ended June 26, 2021 and June 27, 2020 were not material.

J. Commitments and Contingencies

Contract Obligations

As of June 26, 2021, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients (excluding hops and malt)	$129,706
Brand support	103,865
Equipment and machinery	78,513
Hops and malt	52,471
Other	16,935
Total commitments	$381,490

The majority of these contract obligations are for the 2021 fiscal year with the remainder extending no later than the 2026 fiscal year.

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

K. Income Taxes

As of June 26, 2021 and December 26, 2020, the Company had approximately $0.8 million of unrecognized income tax benefits as of each date.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 26, 2021 and December 26, 2020, the Company had $0.2 million and $0.2 million, respectively, accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of June 26, 2021.

The following table provides a summary of the income tax provision for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020:

	Thirteen weeks ended
	June 26, 2021	June 27, 2020
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$21,315	$20,699
Benefit of ASU 2016-09	(426)	(2,335)
Total income tax provision	$20,889	$18,364

	Twenty-six weeks ended
	June 26, 2021	June 27, 2020
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$40,927	$25,704
Benefit of ASU 2016-09	(9,040)	(4,339)
Total income tax provision	$31,887	$21,365

The benefit of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, decreased by $1.9 million to $0.4 million for the thirteen weeks ended June 26, 2021 as compared to $2.3 million for the thirteen weeks ended June 27, 2020, primarily due to decreases in number of shares exercised. The benefit of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, increased by $4.7 million to $9.0 million for the twenty-six weeks ended June 26, 2021 as compared to $4.3 million for the thirteen weeks ended June 27, 2020, primarily due to increases in stock price.

The Company’s effective tax rate for the thirteen weeks ended June 26, 2021, excluding the impact of ASU 2016-09, increased to 26.6% from 26.4% for the thirteen weeks ended June 27, 2020, primarily due to an increase in state taxes. The Company’s effective tax rate for the twenty-six weeks ended June 26, 2021, excluding the impact of ASU 2016-09, increased to 26.1% from 25.8% for the twenty-six weeks ended June 27, 2020, primarily due to an increase in state taxes.

L.Revolving Line of Credit

In March 2018, the Company amended its existing credit facility that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of June 26, 2021, the Company was in compliance with all of its financial covenants to the lender under the credit facility and the full balance of $150.0 million under the line of credit was available to the Company for future borrowing.

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

At June 26, 2021 and December 26, 2020, the Company had money market funds with a “Triple A” rated money market fund.  The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution.  As of June 26, 2021 and December 26, 2020, the Company’s cash and cash equivalents balance was $103.0 million and $163.3 million, respectively, including money market funds amounting to $100.7 million and $157.6 million, respectively.

N.Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	241,847	$228.58
Granted	20,420	1,031.01
Forfeited	-	-
Expired	-	-
Exercised	(32,835)	197.25
Outstanding at June 26, 2021	229,432	$304.49	5.93	$167,692
Exercisable at June 26, 2021	81,317	$228.58	5.07	$65,631
Vested and expected to vest at June 26, 2021	210,177	$300.67	5.89	$154,424

Of the total options outstanding at June 26, 2021, 23,019 shares were performance-based options for which the performance criteria had yet to be achieved.

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

On May 19, 2021, the Company granted options to purchase an aggregate of 1,422 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. These options have a weighted average fair value of $484.33 per share. All of the options vested immediately on the date of the grant

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

Non-Vested Shares Activity

2021
Expected Volatility	36.1%
Risk-free interest rate	1.5%
Expected Dividends	0.0%
Exercise factor	2.6 times
Discount for post-vesting restrictions	0.0%

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 26, 2020	114,316	$263.47
Granted	17,632	880.81
Vested	(41,923)	227.42
Forfeited	(445)	291.63
Non-vested at June 26, 2021	89,580	$402.53

Of the total shares outstanding at June 26, 2021, 2,696 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive income:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,268	$1,147	$2,940	$1,852
Amounts included in general and administrative expenses	4,066	3,390	7,351	5,251
Total stock-based compensation expense	$5,334	$4,537	$10,291	$7,103

O.Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations.  The lease is for ten years with renewal options.  The total payments due under the initial ten year term is $3.6 million.  Total related party expense recognized for the thirteen and twenty-six weeks ended June 26, 2021 related to the lease was approximately $91,000 and $182,000, respectively. Additionally, during the thirteen weeks ended and twenty-six weeks ended, June 26, 2021, the Company incurred expenses of less than $25,000 and $50,000, respectively, to various other suppliers affiliated with the Dogfish Head founders.

P.Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week period ended June 26, 2021, as compared to the thirteen and twenty-six week period ended June 27, 2020.  This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 26, 2021 compared to Thirteen Weeks Ended June 27, 2020

	Thirteen Weeks Ended (in thousands, except per barrel)
	June 26, 2021			June 27, 2020			Amount change	% change	Per barrel change
Barrels sold	2,447			1,921			526	27.4%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$602,805	$246.35	100.0%	$452,138	$235.34	100.0%	$150,667	33.3%	$11.01
Cost of goods	327,116	133.68	54.3%	242,514	126.23	53.6%	84,602	34.9%	7.45
Gross profit	275,689	112.67	45.7%	209,624	109.11	46.4%	66,065	31.5%	3.56
Advertising, promotional and selling expenses	161,620	66.05	26.8%	100,336	52.23	22.2%	61,284	61.1%	13.82
General and administrative expenses	32,960	13.47	5.5%	29,685	15.45	6.6%	3,275	11.0%	(1.98)
Impairment of assets	1,004	0.41	0.2%	834	0.43	0.2%	170	20.4%	(0.02)
Total operating expenses	195,584	79.93	32.4%	130,855	68.11	28.9%	64,729	49.5%	11.82
Operating income	80,105	32.74	13.3%	78,769	41.00	17.4%	1,336	1.7%	(8.26)
Other (expense) income, net	(21)	(0.01)	(0.0)%	(264)	(0.14)	(0.1)%	243	(92.0)%	0.13
Income before income tax expense	80,084	32.73	13.3%	78,505	40.86	17.4%	1,579	2.0%	(8.13)
Income tax expense	20,889	8.54	3.5%	18,364	9.56	4.1%	2,525	13.7%	(1.02)
Net income	$59,195	$24.19	9.8%	$60,141	$31.30	13.3%	$(946)	(1.6)%	$(7.11)

Net revenue.  Net revenue increased by $150.7 million, or 33.3%, to $602.8 million for the thirteen weeks ended June 26, 2021, as compared to $452.1 million for the thirteen weeks ended June 27, 2020, primarily as a result of an increase in shipments.

Volume. Total shipment volume increased by 27.4% to 2,447,000 barrels for the thirteen weeks ended June 26, 2021, as compared to 1,921,000 barrels for the thirteen weeks ended June 27, 2020, primarily due to increases in shipments of Truly Hard Seltzer, Twisted Tea, Samuel Adams and Dogfish Head brand products that were only partially offset by decreases in the Angry Orchard brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended June 26, 2021 increased by approximately 24% compared to the thirteen weeks ended June 27, 2020, primarily due to increases in depletions of Truly Hard Seltzer, Twisted Tea, Samuel Adams and  Dogfish Head brand products that were only partially offset by decreases in the Angry Orchard brand products.

Shipment volume for the first half was significantly higher than depletions volume and resulted in higher distributor inventory as of June 26, 2021 when compared to June 27, 2020.  The Company believes distributor inventory as of June 26, 2021 averaged approximately 5 weeks on hand and was at an appropriate level for each of its brands except for Twisted Tea, which has significantly lower than planned distributor inventory levels for certain styles and packages. The Company expects wholesaler inventory levels in terms of weeks on hand to be between 3 and 7 weeks for the remainder of the year.

Net revenue per barrel. Net revenue per barrel increased by 4.7% to $246.35 per barrel for the thirteen weeks ended June 26, 2021, as compared to $235.34 per barrel for the comparable period in 2020, primarily due to price increases and product mix.

Cost of goods sold. Cost of goods sold was $133.68 per barrel for the thirteen weeks ended June 26, 2021, as compared to $126.23 per barrel for the thirteen weeks ended June 27, 2020.  The 2021 increase in cost of goods sold of $7.45 per barrel was primarily the result of higher processing and other costs due to increased production at third party breweries, partially offset by cost saving initiatives at Company-owned breweries.

Gross profit.  Gross profit was $112.67 per barrel for the thirteen weeks ended June 26, 2021, as compared to $109.11 per barrel for the thirteen weeks ended June 27, 2020.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item.  As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $61.3 million, or 61.1%, to $161.6 million for the thirteen weeks ended June 26, 2021, as compared to $100.4 million for the thirteen weeks ended June 27, 2020. The increase was primarily due to increased brand investments of $41.2 million, mainly driven by higher media, production and local marketing costs and increased freight to distributors of $20.1 million that was primarily due to higher rates and volumes.

Advertising, promotional and selling expenses were 26.8% of net revenue, or $66.05 per barrel, for the thirteen weeks ended June 26, 2021, as compared to 22.2% of net revenue, or $52.23 per barrel, for the thirteen weeks ended June 27, 2020.  This increase per barrel is primarily due to advertising, promotional and selling expenses growing at a higher rate than shipments.  The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative.  General and administrative expenses increased by $3.3 million, or 11.0%, to $33.0 million for the thirteen weeks ended June 26, 2021, as compared to $29.7 million for the thirteen weeks ended June 27, 2020.  The increase was primarily due to increases in external services and salaries and benefits costs.

Impairment of assets.  Impairment of long-lived assets increased by $0.2 million from the comparable period of 2020, primarily due to increased write-downs of brewery equipment at Company-owned breweries.

Income tax expense.  During the thirteen weeks ended June 26, 2021, the Company recorded a net income tax expense of $20.9 million which consists of $21.3 million income tax expenses partially offset by an $0.4 million tax benefit related to stock option exercises in accordance with ASU 2016-09.  The Company’s effective tax rate for the thirteen weeks ended June 26, 2021, excluding the impact of ASU 2016-09, increased to 26.6% from 26.4% for the thirteen weeks ended June 27, 2020, primarily due to an increase in state taxes.

Twenty-Six Weeks Ended June 26, 2021 compared to Twenty-Six Weeks Ended June 27, 2020

	Twenty-Six Weeks Ended (in thousands, except per barrel)
	June 26, 2021			June 27, 2020			Amount change	% change	Per barrel change
Barrels sold	4,725			3,345			1,380	41.3%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,147,885	$242.96	100.0%	$782,703	$234.02	100.0%	$365,182	46.7%	$8.94
Cost of goods	622,566	131.77	54.2%	425,106	127.10	53.6%	197,460	46.4%	4.67
Gross profit	525,319	111.19	45.8%	357,597	106.92	46.4%	167,722	46.9%	4.27
Advertising, promotional and selling expenses	302,479	64.02	26.4%	198,227	59.27	22.2%	104,252	52.6%	4.75
General and administrative expenses	64,906	13.74	5.7%	56,714	16.96	6.6%	8,192	14.4%	(3.22)
Impairment of assets	1,231	0.26	0.1%	2,355	0.70	0.2%	(1,124)	(47.7)%	(0.44)
Total operating expenses	368,616	78.02	32.1%	257,296	76.93	28.9%	111,320	43.3%	1.09
Operating income	156,703	33.17	13.7%	100,301	29.99	17.4%	56,402	56.2%	3.18
Other (expense) income, net	(56)	(0.01)	(0.0)%	(561)	(0.17)	(0.1)%	505	(90.0)%	0.16
Income before income tax expense	156,647	33.16	13.6%	99,740	29.82	17.4%	56,907	57.1%	3.34
Income tax expense	31,887	6.75	2.8%	21,365	6.39	4.1%	10,522	49.2%	0.36
Net income	$124,760	$26.41	10.9%	$78,375	$23.43	13.3%	$46,385	59.2%	$2.98

Net revenue.  Net revenue increased by $365.2 million, or 46.7%, to $1,148.9 million for the twenty-six weeks ended June 26, 2021, as compared to $782.7 million for the twenty-six weeks ended June 27, 2020, primarily as a result of an increase in shipments.

Volume. Total shipment volume increased by 41.3% to 4,725,000 barrels for the twenty-six weeks ended June 26, 2021, as compared to 3,345,000 barrels for the twenty-six weeks ended June 27, 2020, primarily due to increases in shipments of Truly Hard Seltzer, Twisted Tea, Samuel Adams and  Dogfish Head brand products that were only partially offset by decreases in the Angry Orchard brand products.

Depletions, or sales by distributors to retailers, of the Company’s products for the twenty-six weeks ended June 26, 2021 increased by approximately 33% compared to the twenty-six weeks ended June 27, 2020, primarily due to increases in shipments of Truly Hard Seltzer, Twisted Tea, Samuel Adams and  Dogfish Head brand products that were only partially offset by decreases in the Angry Orchard brand products.

Net revenue per barrel. Net revenue per barrel increased by 3.8% to $242.96 per barrel for the twenty-six weeks ended June 26, 2021, as compared to $234.02 per barrel for the comparable period in 2020, primarily due to price increases and $5.8 million reduction to net revenue for estimated keg returns from distributors and retailers related to COVID-19 in the twenty-six weeks ended June 27, 2020.

Cost of goods sold. Cost of goods sold was $131.77 per barrel for the twenty-six weeks ended June 26, 2021, as compared to $127.10 per barrel for the twenty-six weeks ended June 27, 2020.  The 2021 increase in cost of goods sold of $4.67 per barrel was primarily the result of higher processing costs due to increased production at third-party breweries, partially offset by cost saving initiatives at the Company-owned breweries and $5.6 million of COVID-19 related direct costs recorded in cost of goods sold in the twenty-six weeks ended June 27, 2020.

Gross profit.  Gross profit was $111.19 per barrel for the twenty six weeks ended June 26, 2021, as compared to $106.92 per barrel for the twenty-six weeks ended June 27, 2020.

Advertising, promotional and selling.  Advertising, promotional and selling expenses increased by $104.3 million, or 52.6%, to $302.5 million for the twenty-six weeks ended June 26, 2021, as compared to $198.2 million for the twenty-six weeks ended June 27, 2020. The increase was primarily due to increased brand investments of $62.2 million, mainly driven by higher media, production and local marketing costs and increased freight to distributors of $42.0 million that was primarily due to higher rates and volumes.

Advertising, promotional and selling expenses were 26.4% of net revenue, or $64.02 per barrel, for the twenty-six weeks ended June 26, 2021, as compared to 22.2% of net revenue, or $59.27 per barrel, for the twenty-six weeks ended June 27, 2020.  This increase per barrel is primarily due to advertising, promotional and selling expenses growing at a higher rate than shipments.  The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative.  General and administrative expenses increased by $8.2 million, or 14.4%, to $64.9 million for the twenty-six weeks ended June 26, 2021, as compared to $56.7 million for the twenty-six weeks ended June 27, 2020.  The increase was primarily due to increases in salaries and benefits and external services.

Impairment of assets.  Impairment of long-lived assets decreased $1.1 million from the first half of 2020, primarily due to lower write-downs of brewery equipment at Company-owned breweries.

Income tax expense.  During the twenty-six weeks ended June 26, 2021, the Company recorded a net income tax expense of $31.9 million which consists of $40.9 million income tax expenses partially offset by an $9.0 million tax benefit related to stock option exercises in accordance with ASU 2016-09.  The Company’s effective tax rate for the twenty-six weeks ended June 26, 2021, excluding the impact of ASU 2016-09, increased to 26.1% from 25.8% for the twenty-six weeks ended June 27, 2020, primarily due to an increase in state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $103.0 million as of June 26, 2021 from $163.6 million as of December 26, 2020, reflecting purchases of property, plant and equipment, partially offset by cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 26, 2021 was $31.0 million and primarily consisted of net income of $124.8 million and non-cash items of $49.4 million, partially offset by a net increase in operating assets and liabilities of $143.1 million. Cash provided by operating activities for the twenty-six weeks ended June 26, 2020 was $104.0 million and primarily consisted of net income of $78.4 million and non-cash items of $58.5 million, partially offset by a net increase in operating assets and liabilities of $32.9 million. The decrease in cash provided by operating activities for the twenty-six weeks ended June 26, 2021 compared to the prior period is primarily due to the increase in Truly brand finished goods inventory. This inventory was produced to support demand during the summer peak period and is expected to be sold during the second half of 2021.

The Company used $83.0 million in investing activities during the twenty-six weeks ended June 26, 2021, as compared to $59.8 million during the twenty-six weeks ended June 27, 2020.  Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used by financing activities was $8.4 million during the twenty-six weeks ended June 26, 2021, as compared to $5.8 million provided by financing activities during the twenty-six weeks ended June 27, 2020.  The $14.2 million decrease in cash provided by financing activities in 2021 from 2020 is primarily due to $15.5 million in payments of tax withholding on stock-based payment awards and investment shares.

During the twenty-six weeks ended June 26, 2021 and the period from June 27, 2021 through July 16, 2021, the Company did not repurchase any shares of its Class A Common Stock.  As of July 16, 2021, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of June 26, 2021 of $103.0 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $150.0 million, will be sufficient to fund future cash requirements.  The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023.  As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

2021 Outlook

Year-to-date depletions through the twenty-eight weeks ended July 10, 2021 are estimated to have increased approximately 32% from the comparable period in 2020.

The Company is currently estimating 2021 depletions and shipments growth of between 25% and 40%, a decrease from the previously communicated range of between 40% and 50%.  The Company is targeting national price increases of between 1% and 3. Full-year 2021 gross margins are currently expected to be between 45% and 47%.  The Company intends to increase advertising, promotional and selling expenses by between $80 million and $100 million for the full year 2021, a decrease from the previously communicated range of between $130 million and $150 million, not including any changes in freight costs for the shipment of products to Distributors.  The Company intends to increase its investment in its brands in 2021, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes.

The Company currently projects Non-GAAP earnings per diluted share, which excludes the impact of ASU 2016-09, for 2021 of between $18.00 and $22.00, a decrease from the previously communicate range of between $22.00 and $26.00, but actual results could vary significantly from this target.  The Company estimates a full-year 2021 Non-GAAP effective tax rate of approximately 26.0%, which excludes the impact of ASU 2016-09.  Non-GAAP earnings per diluted share and Non-GAAP effective tax rate are not defined terms under U.S. generally accepted accounting principles (“GAAP”). These Non-GAAP measures should not be considered in isolation or as a substitute for diluted earnings per share and effective tax rate data prepared in accordance with GAAP, and may not be comparable to calculations of similarly titled measures by other companies. Management believes these Non-GAAP measures provide meaningful and useful information to investors and analysts regarding our outlook and facilitate period to period comparisons of our forecasted financial performance. Non-GAAP earnings per diluted share and Non-GAAP effective tax rate exclude the potential impact of ASU 2016-09, which could be significant and will depend largely upon unpredictable future events outside the Company’s control, including the timing and value realized upon exercise of stock options versus the fair value of those options when granted. Therefore, because of the uncertainty and variability of the impact of ASU 2016-09, the Company is unable to provide, without unreasonable effort, a reconciliation of these Non-GAAP measures on a forward-looking basis.

The Company is continuing to evaluate 2021 capital expenditures.  Its current estimates are between $180 million and $230 million, a decrease of the previously communicated range of between $250 million and $350 million, consisting mostly of investments in capacity and supply chain efficiency improvements. The actual total amount spent on 2021 capital expenditures may well be different from these estimates.  Based on information currently available, the Company believes that its capacity requirements for 2021 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements

At June 26, 2021, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended June 26, 2021.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended June 26, 2021.

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

Item 4.CONTROLS AND PROCEDURES

As of  June 26, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the twenty-six weeks ended June 26, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

During the twenty-six weeks ended June 26, 2021, there were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 16, 2021, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.  During the twenty-six weeks ended June 26, 2021, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.

During the twenty-six weeks ended June 26, 2021, the Company repurchased 279 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 27, 2020 to January 30, 2021	-	$-	—	$90,335
January 31, 2021 to February 27, 2021	20	218.79	—	90,335
February 27, 2021 to March 27, 2021	163	192.77	—	90,335
March 28, 2021 to May 1, 2021	-	-	—	90,335
May 2, 2021 to May 29,2021	94	314.86	—	90,335
May 30, 2021 to June 26, 2021	2	135.88	—	90,335
Total	279	$235.36	—	$90,335

As of July 16, 2021, the Company had 10.1 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

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

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed with this report
**	Designates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: July 22, 2021	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2021	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(Principal Financial Officer)