Form 10-Q
period 2021-09-25
BOSTON BEER CO INC
filed 2021-10-21
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2021:

Class A Common Stock, $.01 par value	10,203,620
Class B Common Stock, $.01 par value	2,078,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 25, 2021

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 25, 2021	December 26, 2020

Assets
Current Assets:
Cash and cash equivalents	$86,504	$163,282
Accounts receivable	83,121	78,358
Inventories	196,455	130,910
Prepaid expenses and other current assets	24,127	30,230
Income tax receivable	40,919	10,393
Total current assets	431,126	413,173
Property, plant and equipment, net	665,374	623,083
Operating right-of-use assets	54,485	58,483
Goodwill	112,529	112,529
Intangible assets	103,740	103,930
Third-party production prepayments	74,392	56,843
Other assets	21,880	10,784
Total assets	$1,463,526	$1,378,825
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$136,462	$121,647
Accrued expenses and other current liabilities	140,712	129,544
Current operating lease liabilities	8,313	8,232
Total current liabilities	285,487	259,423
Deferred income taxes, net	83,350	92,665
Non-current operating lease liabilities	54,950	59,171
Other liabilities	10,361	10,599
Total liabilities	434,148	421,858
Commitments and Contingencies (See Note K)
Stockholders' Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,165,710 and 10,004,681 issued and outstanding as of September 25, 2021 and December 26, 2020, respectively	102	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,078,000 and 2,177,983 issued and outstanding as of September 25, 2021 and December 26, 2020, respectively	21	22
Additional paid-in capital	605,853	599,737
Accumulated other comprehensive loss	(243)	(252)
Retained earnings	423,645	357,360
Total stockholders' equity	1,029,378	956,967
Total liabilities and stockholders' equity	$1,463,526	$1,378,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Revenue	$599,971	$525,249	$1,822,994	$1,358,563
Less excise taxes	38,328	32,457	113,466	83,068
Net revenue	561,643	492,792	1,709,528	1,275,495
Cost of goods sold	388,947	252,207	1,011,513	677,313
Gross profit	172,696	240,585	698,015	598,182
Operating expenses:
Advertising, promotional and selling expenses	166,817	108,023	469,296	306,250
General and administrative expenses	32,066	30,340	96,973	87,054
Contract termination costs and other	35,428	—	35,428	—
Impairment of assets	14,158	441	15,389	2,796
Total operating expenses	248,469	138,804	617,086	396,100
Operating (loss) income	(75,773)	101,781	80,929	202,082
Other (expense) income:
Interest expense	(26)	(20)	(84)	(169)
Other (expense) income, net	(657)	190	(655)	(222)
Total other (expense) income, net	(683)	170	(739)	(391)
(Loss) income before income tax (benefit) provision	(76,456)	101,951	80,190	201,691
Income tax (benefit) provision	(18,035)	21,183	13,852	42,548
Net (loss) income	$(58,421)	$80,768	$66,338	$159,143
Net (loss) income per common share - basic	$(4.76)	$6.61	$5.40	$13.05
Net (loss) income per common share - diluted	$(4.76)	$6.51	$5.33	$12.90
Weighted-average number of common shares - basic	12,282	12,221	12,279	12,191
Weighted-average number of common shares - diluted	12,282	12,333	12,450	12,259
Net (loss) income	$(58,421)	$80,768	$66,338	$159,143
Other comprehensive (loss) income:
Foreign currency translation adjustment	(26)	61	9	(10)
Defined benefit plans liability adjustment	—	1,117	—	1,117
Total other comprehensive (loss) income, net of tax	(26)	1,178	9	1,107
Comprehensive (loss) income	$(58,447)	$81,946	$66,347	$160,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 25, 2021	September 26, 2020
Cash flows provided by operating activities:
Net income	$66,338	$159,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,953	48,937
Impairment of assets	15,389	2,796
Gain on disposal of property, plant and equipment	(202)	(173)
Change in right-of-use assets	5,959	5,465
Other non-cash (income) expense	(92)	746
Stock-based compensation expense	14,002	10,735
Deferred income taxes	(9,370)	14,160
Changes in operating assets and liabilities:
Accounts receivable	(5,184)	(39,775)
Inventories	(71,104)	(23,072)
Prepaid expenses, income tax receivable and other current assets	(39,239)	43
Third-party production prepayments	(2,733)	(21,397)
Other assets	(5,682)	(516)
Accounts payable	17,781	33,020
Accrued expenses and other current liabilities	18,127	18,024
Change in operating lease liabilities	(6,102)	(1,887)
Other liabilities	124	2,671
Net cash provided by operating activities	50,965	208,920
Cash flows used in investing activities:
Purchases of property, plant and equipment	(120,887)	(100,341)
Proceeds from disposal of property, plant and equipment	1,142	72
Other investing activities	145	392
Net cash used in investing activities	(119,600)	(99,877)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	8,571	14,015
Net cash paid on note payable and finance leases	(1,181)	(906)
Cash borrowed on line of credit	—	100,000
Cash paid on line of credit	—	(100,000)
Payment of tax withholding on stock-based payment awards and investment shares	(15,533)	(1,692)
Net cash (used in) provided by financing activities	(8,143)	11,417
Change in cash and cash equivalents	(76,778)	120,460
Cash and cash equivalents at beginning of year	163,282	36,670
Cash and cash equivalents at end of period	$86,504	$157,130
Supplemental disclosure of cash flow information:
Income taxes paid	$53,712	$17,309
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$7,823	$6,949
Operating cash flows from finance leases	$95	$106
Financing cash flows from finance leases	$1,110	$838
Right-of-use-assets obtained in exchange for operating lease obligations	$1,961	$11,698
Right-of-use-assets obtained in exchange for finance lease obligations	$472	$2,689
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$(10,489)	$(3,390)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967
Net income							65,565	65,565
Stock options exercised and restricted shares activities	48	1			1,268			1,269
Stock-based compensation expense					4,957			4,957
Adoption of ASU 2019-12, Simplifying the accounting for income taxes							(54)	(54)
Foreign currency translation adjustment						20		20
Balance at March 27, 2021	10,053	$101	2,178	$22	$605,962	$(232)	$422,871	$1,028,724

Net income							59,195	59,195
Stock options exercised and restricted shares activities	13	—			(9,133)			(9,133)
Stock-based compensation expense					5,334			5,334
Conversion from Class B to Class A	100	1	(100)	(1)				—
Foreign currency translation adjustment						15		15
Balance at June 26, 2021	10,166	$102	2,078	$21	$602,163	$(217)	$482,066	$1,084,135

Net loss							(58,421)	(58,421)
Stock options exercised and restricted shares activities					(21)			(21)
Stock-based compensation expense					3,711			3,711
Foreign currency translation adjustment						(26)		(26)
Balance at September 25, 2021	10,166	$102	2,078	$21	$605,853	$(243)	$423,645	$1,029,378

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636
Net income							18,234	18,234
Stock options exercised and restricted shares activities	38	—			1,858			1,858
Stock-based compensation expense					2,566			2,566
Conversion from Class B to Class A	150	2	(150)	(2)				—
Foreign currency translation adjustment						(58)		(58)
Balance at March 28, 2020	9,559	$96	2,523	$25	$576,208	$(1,727)	$183,634	$758,236
Net income							60,141	60,141
Stock options exercised and restricted shares activities	61	—			4,582			4,582
Stock-based compensation expense					4,537			4,537
Conversion from Class B to Class A	215	2	(215)	(2)				—
Foreign currency translation adjustment						(13)		(13)
Balance at June 27, 2020	9,835	$98	2,308	$23	$585,327	$(1,740)	$243,775	$827,483
Net income							80,768	80,768
Stock options exercised and restricted shares activities	34	1			5,468			5,469
Stock-based compensation expense					3,632			3,632
Defined benefit plans liability adjustment net of tax of $378						1,117		1,117
Foreign currency translation adjustment						61		61
Balance at September 26, 2020	9,869	$99	2,308	$23	$594,427	$(562)	$324,543	$918,530

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

The accompanying unaudited condensed consolidated balance sheet as of September 25, 2021, and the unaudited condensed consolidated comprehensive statements of operations, stockholders’ equity, and cash flows for the interim periods ended September 25, 2021 and September 26, 2020 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 25, 2021 and the results of its condensed consolidated operations, stockholders’ equity, and cash flows for the interim periods ended September 25, 2021 and September 26, 2020, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. A reclassification has been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation of third-party production prepayments. Refer to Note H of these condensed consolidated financial statements for further details.

B. Slowdown of the Hard Seltzer Market Impact

During the thirteen weeks ended September 25, 2021, the market for hard seltzer products continued to experience decelerating growth trends. The slowdown in growth trends greatly impacted the Company's volume of production and shipments within the thirteen weeks ended September 25, 2021, as well as its projections for the future. The volume reduction resulted in several supply chain related costs recorded during the third quarter. These costs include provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts.

During the thirteen weeks ended September 25, 2021, the Company recorded excess and obsolete inventory reserves and other inventory related costs totaling $54.3 million related specifically to a decline in future volume projections, inclusive of estimated destruction costs of $7.5 million. The reserves were recorded for inventory that the Company believes will expire, not be used or otherwise offer no net realizable value to the Company based on its current volume and production forecasts. These reserves were recorded for Truly finished goods inventory that is not expected to be sold prior to expiration, Truly packaging, Truly flavorings and other raw materials that are not projected to be used or will expire prior to being used in production. The actual write-offs and costs to destroy the inventory identified as excess and obsolete may vary from this estimate. The inventory related reserves were recorded within cost of goods sold for the thirteen and thirty-nine weeks ended September 25, 2021.

The Company has several third-party production agreements in place to meet the expected increased demand for Truly. Due to the volume slowdown, the Company determined that not all of these agreements are needed to meet adjusted demand. Several of these agreements included guaranteed payments and payments for capital expenditures incurred by the third-parties that the Company is still obligated to pay. The Company recorded contract termination costs totaling $19.6 million in the thirteen weeks ended September 25, 2021 to terminate certain third-party production agreements which are recorded within contract termination costs and other for the thirteen and thirty-nine weeks ended September 25, 2021. Additionally, the Company wrote off $9.5 million relating to amounts prepaid pursuant to a third-party production agreement under which the Company has no future plans to utilize.

Due to the reduction in its production volume projections, the Company evaluated its construction in progress capital projects to determine if the assets would generate future economic benefits and concluded that certain projects were impaired. The Company recognized impairment expense of $12.7 million related to projects that will be cancelled due to the volume slowdown. Additionally, the Company recognized a provision of $6.3 million for amounts owed to third-parties under non-cancellable purchase orders for components of the cancelled projects which was recorded within contract termination costs and other for the thirteen and thirty-nine weeks ended September 25, 2021.

The combined expense of $102.4 million recognized for the above items contributed to the Company's operating loss for the thirteen weeks ended September 25, 2021. The Company does expect to incur shortfall fees at certain of its ongoing third-party production facilities. These shortfall fees have been factored into the Company's estimates of future performance and financial outlook and are explained in greater detail within Note H of these financial statements.

C. COVID-19 Pandemic

The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020. The direct financial impact of the pandemic primarily included significantly reduced keg demand from the on-premise channel and higher labor and safety-related costs at the Company’s breweries. In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of brewery productivity. In the first three quarters of 2020, the Company recorded COVID-19 related pre-tax reductions in net revenue and increases in other costs that total $14.2 million of which $10.0 million was recorded in the first quarter, $4.1 million was recorded in the second quarter and $0.1 million was recorded in the third quarter. The total amount consists of a $3.4 million reduction in net revenue for estimated keg returns from distributors and retailers and $10.8 million for inventory write-downs for obsolescence, increased costs for health and safety, increased salaries and benefits and other COVID-19 related direct costs, of which $7.4 million are recorded in cost of goods sold and $3.4 million are recorded in operating expenses. In 2021 and going forward, the Company will not report COVID-19 related direct costs separately as they are viewed to be a normal part of operations.

D. Goodwill and Intangible Assets

There were no changes in the carrying value of goodwill during the thirteen or thirty-nine weeks ended September 25, 2021 and September 26, 2020.

The Company’s intangible assets as of September 25, 2021 and December 26, 2020 were as follows:

		As of September 25, 2021			As of December 26, 2020
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer Relationships	15	$3,800	$(570)	$3,230	$3,800	$(380)	$3,420
Trade Names	Indefinite	100,510	—	100,510	100,510	—	100,510
Total intangible assets		$104,310	$(570)	$103,740	$104,310	$(380)	$103,930

The Company acquired intangible assets in fiscal year 2019 that consist of $98.5 million for the value of the Dogfish Head brand name and $3.8 million for the value of customer relationships. The customer relationship intangible is amortized on a straight-line basis over a 15 year useful life. Amortization expense in the thirteen and thirty-nine weeks ended September 25, 2021 was approximately $63,000 and $190,000, respectively. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thousands)
Remainder of 2021	$63
2022	253
2023	253
2024	253
2025	253
2026	253

E. Recent Accounting Pronouncements

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

F. Revenue Recognition

During the thirty-nine weeks ended September 25, 2021 and September 26, 2020, approximately 95% of the Company’s revenue was from shipments of its products to domestic distributors, 4% from shipments to international distributors, primarily located in Canada, and less than 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 25, 2021 and December 26, 2020, the Company has deferred $10.4 million and $13.9 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $17.5 million and $59.3 million for the thirteen and thirty-nine weeks ended September 25, 2021, respectively, and were $19.0 million and $47.6 million for the thirteen and thirty-nine weeks ended September 26, 2020, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen and thirty-nine weeks ended September 25, 2021 were $12.2 million and $35.5 million, respectively. For the thirteen and thirty-nine weeks ended September 25, 2021 the Company recorded certain of these costs in the total amounts of $9.8 million and $29.9 million, respectively, as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and thirty-nine weeks ended September 26, 2020 were $7.5 million and $16.9 million, respectively. For the thirteen and thirty-nine weeks ended September 26, 2020, the Company recorded certain of these costs in the total amount of $6.9 million and $15.9 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	September 25, 2021	December 26, 2020
	(in thousands)
Current inventory:
Raw materials	$84,500	$69,272
Work in process	20,021	16,846
Finished goods	91,934	44,792
Total current inventory	196,455	130,910
Long term inventory	15,198	9,639
Total inventory	$211,653	$140,549

As of September 25, 2021 and December 26, 2020, the Company has recorded inventory obsolescence reserves of $53.7 million and $6.3 million, respectively. The increase in inventory obsolescence was related to hard seltzer inventory that the Company believes will expire, not be used or otherwise offer no net realizable value to the Company based on its current volume and production forecasts. Refer to Note B of these condensed consolidated financial statements for further details.

H. Third-Party Production Prepayments

During the thirty-nine weeks ended September 25, 2021, the Company brewed and packaged approximately 54% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made payments for capital improvements at these third-party brewing facilities that it expenses over the period of the contracts. Total third-party production prepayments were as follows:

	September 25, 2021	December 26, 2020
	(in thousands)
Prepaid expenses and other current assets	$-	$14,816
Third-party production prepayments	74,392	56,843
Total third-party production prepayments	$74,392	$71,659

Effective March 27, 2021, the Company began classifying third-party production prepayments solely as non-current assets and reclassed the $14.8 million of third-party production prepayments at December 26, 2020 from current assets to non-current assets. The Company will expense the total prepaid amount of $74.4 million as of September 25, 2021 as a component of cost of goods sold over the contractual period ending December 31, 2025.

During the thirteen weeks ended September 25, 2021, as a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities. The Company terminated relationships with some of its third-party production suppliers and recorded $19.6 million of costs related to terminating these contracts. In addition, the Company wrote off $9.5 million relating to amounts prepaid pursuant to a third-party production agreement under which the Company has no future plans to utilize. Refer to Note B of these condensed consolidated financial statements for further details.

During the thirty-nine weeks ended September 25, 2021, the Company entered into a master transaction agreement with one of its existing brewing services providers to ensure access to capacity at a new location and continued access at certain existing locations. The agreement became effective during the thirteen weeks ended June 26, 2021, upon the closing of the purchase of the new location by the third-party brewing services provider. As part of the master transaction agreement, the Company paid $10.0 million for capital improvements at the new location, which is included within the third-party production prepayments balance as of September 25, 2021. The Company is required to pay an additional $17.9 million to ensure access to capacity once certain conditions are met of which $10.4 million was paid in early October 2021 and the remainder is expected to be paid later in the fourth quarter of 2021. The agreement additionally includes monthly shortfall fees beginning January 1, 2023.

At current production volume projections the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company will expense the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. As of September 25, 2021, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees would total approximately $175 million over the duration of the contracts which have expiration dates through December 31, 2028. At current volume projections the Company anticipates that it will recognize approximately $57 million of shortfall fees and expects to record those expenses as follows over the remaining current year and the five subsequent years:

Expected Shortfall Fees to be Incurred
(in millions)
2021	$1
2022	15
2023	19
2024	13
2025	8
Thereafter	1
Total shortfall fees expected to be incurred	$57

I. Net (Loss) Income per Share

The Company calculates net (loss) income per share using the two-class method, which requires the Company to allocate net (loss) income to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net (loss) income per share.

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

Included in the computation of net (loss) income per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest. At its discretion, the Board of Directors grants stock options and restricted stock to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. In December 2018, the Employee Equity Incentive Plan was amended to permit the grant of restricted stock units. The restricted stock units generally vest over four years in equal number of shares. Each restricted stock unit represents an unfunded and unsecured right to receive one share of Class A Stock upon satisfaction of the vesting criteria. The unvested shares participate equally in dividends and are forfeitable. Prior to March 1, 2019, the Company granted restricted stock awards, generally vesting over five years in equal number of shares. The Company also grants stock options to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years.

Net (Loss) Income per Common Share - Basic

The following table sets forth the computation of basic net (loss) income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income	$(58,421)	$80,768	$66,338	$159,143
Allocation of net (loss) income for basic:
Class A Common Stock	$(48,356)	$65,074	$54,586	$126,146
Class B Common Stock	(9,885)	15,254	11,502	31,996
Unvested participating shares	(180)	440	250	1,001
	$(58,421)	$80,768	$66,338	$159,143
Weighted average number of shares for basic:
Class A Common Stock	10,166	9,846	10,103	9,663
Class B Common Stock*	2,078	2,308	2,129	2,451
Unvested participating shares	38	67	47	77
	12,282	12,221	12,279	12,191
Net (loss) income per share for basic:
Class A Common Stock	$(4.76)	$6.61	$5.40	$13.05
Class B Common Stock	$(4.76)	$6.61	$5.40	$13.05

*Change in Class B Common Stock resulted from the conversion of 130,000 shares to Class A Common Stock on November 3, 2020 and 99,983 shares to Class A Common Stock on May 14, 2021 with the ending number of shares reflecting the weighted average for the period.

Net (Loss) Income per Common Share - Diluted

The Company calculates diluted net (loss) income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computation of diluted net (loss) income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen and thirty-nine weeks ended September 25, 2021 and for the thirteen and thirty-nine weeks ended September 26, 2020:

	Thirteen weeks ended
	September 25, 2021			September 26, 2020
	Loss to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$(48,356)	10,166	$(4.76)	$65,074	9,846	$6.61
Add: effect of dilutive potential common shares
Share-based awards	—	—		—	179
Class B Common Stock	(9,885)	2,078		15,254	2,308
Net effect of unvested participating shares	(180)	38		6	—
Net (loss) income per common share - diluted	$(58,421)	12,282	$(4.76)	$80,334	12,333	$6.51

	Thirty-nine weeks ended
	September 25, 2021			September 26, 2020
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$54,586	10,103	$5.40	$126,146	9,663	$13.05
Add: effect of dilutive potential common shares
Share-based awards	—	151		—	145
Class B Common Stock	11,502	2,129		31,996	2,451
Net effect of unvested participating shares	250	67		12	—
Net income per common share - diluted	$66,338	12,450	$5.33	$158,154	12,259	$12.90

For the thirteen weeks ended September 25, 2021 approximately 182,000 unvested or unexercised securities were excluded from the computation of diluted shares because the net loss position of the Company made them antidilutive. During the thirty-nine weeks ended September 25, 2021, in accordance with the treasury stock method, weighted-average stock options to purchase approximately 16,000 shares of Class A Common stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. In accordance with the two-class method, weighted average stock options to purchase approximately 0 and 1,000 shares of Class A Common Stock were outstanding during the thirteen and thirty-nine weeks ended September 26, 2020 but not included in computing dilutive income per common share because their effects were anti-dilutive.

J. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus a defined benefit plans liability adjustment, net of tax effect, and foreign currency translation adjustment. The foreign currency translation adjustments for the interim periods ended September 25, 2021 and September 26, 2020 were not material. During the thirteen weeks ended September 26, 2020, the Company incurred a $1.1 million settlement loss, net of tax, as a result of terminating a defined benefit plan.

K. Commitments and Contingencies

Contract Obligations

As of September 25, 2021, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients (excluding hops and malt)	$138,401
Brand support	67,847
Hops and malt	47,159
Equipment and machinery	34,368
Packaging	25,489
Other	10,082
Total commitments	$323,346

The majority of these contract obligations are for the 2021 fiscal year with the remainder extending no later than the 2025 fiscal year.

Litigation

The Company is and in the future may be party to legal proceedings and claims, including class action claims, where significant damages are asserted against it. Given the inherent uncertainty of litigation, it is possible that the Company could incur liabilities as a consequence of these claims, which may or may not have a material adverse effect on the Company’s financial condition or the results of its operations. The Company has contingencies and may record provisions for which, even if in the opinion of management and its legal counsel, the risk of loss is probable and estimable. The most significant contingencies are discussed below.

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Company intends to vigorously defend against these lawsuits. A range of potential loss is not estimable at this time.

False Advertising. On August 26, 2021, a proposed class action lawsuit was filed by two individuals in the United States District Court for the Southern District of California against the Company. The complaint alleges claims for false advertising, breach of warranty, unlawful business practices, unfair competition, and violations of certain California and New York consumer protection acts. The plaintiff claims that the Company falsely or misleadingly labelled its Truly products with respect to the ingredients contained therein. The Company intends to vigorously assert and defend its rights in this lawsuit. A range of potential loss is not estimable at this time.

L. Income Taxes

As of September 25, 2021 and December 26, 2020, the Company had approximately $0.8 million of unrecognized income tax benefits as of each date.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 25, 2021 and December 26, 2020, the Company had $0.2 million and $0.2 million, respectively, accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of September 25, 2021.

The following table provides a summary of the income tax (benefit) provision for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020:

	Thirteen weeks ended
	September 25, 2021	September 26, 2020
	(in thousands)
Summary of income tax (benefit) provision
Tax (benefit) provision based on net (loss) income	$(17,772)	$26,325
Benefit of ASU 2016-09	(263)	(5,142)
Total income tax (benefit) provision	$(18,035)	$21,183

	Thirty-nine weeks ended
	September 25, 2021	September 26, 2020
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$23,156	$52,029
Benefit of ASU 2016-09	(9,304)	(9,481)
Total income tax provision	$13,852	$42,548

The benefit of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, decreased by $4.8 million to $0.3 million for the thirteen weeks ended September 25, 2021 as compared to $5.1 million for the thirteen weeks ended September 26, 2020, primarily due to decreases in number of shares exercised. The benefit of ASU 2016-09, decreased by $0.2 million to $9.3 million for the thirty-nine weeks ended September 25, 2021 as compared to $9.5 million for the thirty-nine weeks ended September 26, 2020, primarily due to decreases in number of shares exercised.

The Company’s effective tax rate for the thirty-nine weeks ended September 25, 2021, excluding the impact of ASU 2016-09, increased to 28.9% from 25.8% for the thirty-nine weeks ended September 26, 2020, primarily due to a decrease in pre-tax income.

M. Revolving Line of Credit

In March 2018, the Company amended its existing credit facility that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of September 25, 2021, the Company was in compliance with all of its financial covenants to the lender under the credit facility and the full balance of $150.0 million under the line of credit was available to the Company for future borrowing.

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

At September 25, 2021 and December 26, 2020, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 25, 2021 and December 26, 2020, the Company’s cash and cash equivalents balance was $86.5 million and $163.3 million, respectively, including money market funds amounting to $83.0 million and $157.6 million, respectively.

During the thirteen weeks ended September 25, 2021, the Company determined that it would be unable to use or repurpose certain of its in-service and under construction capital projects to generate future economic benefits. Accordingly, property, plant and equipment with a carrying value of $17.8 million was written down to its estimated fair value of $5.1 million. This $12.7 million charge was included within asset impairments for the thirteen and thirty-nine weeks ended September 25, 2021. The estimate of fair value was determined based on the expected salvage value of the assets. Also relating to discontinued capital projects, the Company recognized a provision of $6.3 million for amounts owed to third-parties under non-cancellable purchase orders for components of the capital projects which were determined to have no future economic benefit. Refer to Note B of these financial statements for further details.

O. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	241,847	$228.58
Granted	20,420	1,031.01
Forfeited	-	-
Expired	-	-
Exercised	(32,835)	197.25
Outstanding at September 25, 2021	229,432	$304.49	5.68	$59,372
Exercisable at September 25, 2021	81,317	$228.58	4.82	$24,398
Vested and expected to vest at September 25, 2021	210,177	$300.67	5.64	$54,825

Of the total options outstanding at September 25, 2021, 30,049 shares were performance-based options for which the performance criteria had yet to be achieved.

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

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2021
Expected Volatility	36.1%
Risk-free interest rate	1.5%
Expected Dividends	0.0%
Exercise factor	2.6 times
Discount for post-vesting restrictions	0.0%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 26, 2020	114,316	$263.47
Granted	17,821	877.10
Vested	(42,019)	227.46
Forfeited	(1,000)	370.68
Non-vested at September 25, 2021	89,118	$402.77

Of the total shares outstanding at September 25, 2021, 2,696 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,064	$1,203	$4,004	$3,054
Amounts included in general and administrative expenses	2,647	2,429	9,998	7,681
Total stock-based compensation expense	$3,711	$3,632	$14,002	$10,735

P. Licensing Agreements

Beam Suntory Licensing Agreement

On July 14, 2021, the Company signed two agreements with Jim Beam Brands Co. (“Jim Beam”) to develop, market and sell alcohol beverages. These agreements are perpetual, with regular assessments of the partnership performance every 5 years, beginning in Year 5, giving rise to the option to continue agreement terms or terminate the partnership. Under the first of these agreements, the Company is responsible for developing and bringing to market through its distribution network one or more flavored malt beverage products under brand name(s) from the Jim Beam portfolio, beginning with the Sauza brand. Under the second agreement, Jim Beam is responsible for developing and bringing to market through its distribution network one or more full bottled distilled spirits products under brand(s) from the Company’s portfolio, beginning with the Truly brand. The parties expect to begin shipping beverages to customers under these agreements in early 2022.

Pepsi Licensing Agreement

On August 9, 2021, the Company signed an agreement with PepsiCo, Inc. (“Pepsi”) to develop, market and sell alcohol beverages. The term of this agreement is perpetual, with provisions to terminate within the initial 2-years for a limited number of reasons. Under this agreement the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. As part of the agreement, Pepsi provides certain proprietary ingredients and licenses the Company to use its MTN DEW® and Hard MTN DEW® trademarks in connection with manufacturing, promoting, marketing, and distributing the developed product through the Pepsi distribution network. The Company retains the right to distribute the developed product through its own distribution network for the on-premise channel. The parties expect to begin shipping beverages to customers under this agreement in early 2022.

Q. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen and thirty-nine weeks ended September 25, 2021 related to the lease was approximately $91,000 and $274,000, respectively. Additionally, during the thirteen and thirty-nine weeks ended September 25, 2021, the Company incurred expenses of less than $22,000 and $72,000, respectively, to various other suppliers affiliated with the Dogfish Head founders.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week period ended September 25, 2021, as compared to the thirteen and thirty-nine week period ended September 26, 2020. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 25, 2021 compared to Thirteen Weeks Ended September 25, 2020

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 25, 2021			September 26, 2020			Amount change	% change	Per barrel change
Barrels sold		2,312			2,080		232	11.2%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$561,643	$242.93	100.0%	$492,792	$236.90	100.0%	$68,851	14.0%	$6.03
Cost of goods	388,947	168.23	69.3%	252,207	121.24	51.2%	136,740	54.2%	46.99
Gross profit	172,696	74.70	30.7%	240,585	115.65	48.8%	(67,889)	(28.2)%	(40.96)
Advertising, promotional and selling expenses	166,817	72.15	29.7%	108,023	51.93	21.9%	58,794	54.4%	20.22
General and administrative expenses	32,066	13.87	5.7%	30,340	14.59	6.2%	1,726	5.7%	(0.72)
Contract termination costs and other	35,428	15.32	6.3%	—	—	0.0%	35,428	0.0%	15.32
Impairment of assets	14,158	6.12	2.5%	441	0.21	0.1%	13,717	3110.4%	5.91
Total operating expenses	248,469	107.46	44.2%	138,804	66.73	28.2%	109,665	79.0%	40.73
Operating (loss) income	(75,773)	(32.76)	(13.5)%	101,781	48.93	20.7%	(177,554)	(174.4)%	(81.69)
Other (expense) income, net	(683)	(0.30)	(0.1)%	170	0.08	0.0%	(853)	(501.8)%	(0.38)
(Loss) income before income tax (benefit) expense	(76,456)	(33.06)	(13.6)%	101,951	49.01	20.7%	(178,407)	(175.0)%	(82.07)
Income tax (benefit) expense	(18,035)	(7.80)	(3.2)%	21,183	10.18	4.3%	(39,218)	(185.1)%	(17.98)
Net (loss) income	(58,421)	(25.26)	(10.4)%	80,768	38.83	16.4%	(139,189)	(172.3)%	(64.09)

Slowdown of Hard Seltzer Category Impact. The thirteen weeks ended September 25, 2021 results include direct costs resulting from the slowdown of the hard seltzer category of $102.4 million, before the related tax benefit. These costs include inventory obsolescence, estimated destruction costs and other inventory related costs of $54.3 million, contract termination costs primarily for excess third-party contract production of $35.4 million and equipment impairments of $12.7 million. The total direct costs of $102.4 million have been recorded in the thirteen weeks ended September 25, 2021 financial statements as a $54.3 million increase in cost of goods sold, $35.4 million in contract termination fees and $12.7 million in impairments of long-lived assets.

In addition, the thirteen weeks ended September 25, 2021 results include indirect costs resulting from the slowdown of the hard seltzer category of $30.6 million, before the related tax benefit. These costs include increased raw materials sourcing and warehousing costs of $11.8 million, unfavorable absorption impacts at Company owned breweries and downtime charges at third party breweries of $11.4 million, customer return provisions for out of code or damaged products of $5.4 million and other costs of $2.0 million. These total indirect costs of $30.6 million have been recorded in the thirteen weeks ended September 25, 2021 financial statements as a $23.7 million increase in cost of goods sold and $6.9 million reduction in net revenue.

Net revenue. Net revenue increased by $68.9 million, or 14.0%, to $561.6 million for the thirteen weeks ended September 25, 2021, as compared to $492.8 million for the thirteen weeks ended September 26, 2020, primarily as a result of an increase in shipments.

Volume. Total shipment volume increased by 11.2% to 2,312,000 barrels for the thirteen weeks ended September 25, 2021, as compared to 2,080,000 barrels for the thirteen weeks ended September 26, 2020, reflecting increases in the Company’s Twisted Tea, Samuel Adams and Angry Orchard brands, partially offset by decreases in its Truly Hard Seltzer and Dogfish Head brands.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended September 25, 2021 increased by approximately 11% compared to the thirteen weeks ended September 26, 2020, reflecting increases in the Company’s Twisted Tea, Truly Hard Seltzer, Samuel Adams and Dogfish Head brands, partially offset by decreases in its Angry Orchard brand.

The Company believes distributor inventory as of September 25, 2021 averaged approximately 6 weeks on hand and was at an appropriate level for each of its brands, except for Truly, which has significantly higher than planned distributor inventory levels for certain styles and packages. As a result of slowing demand and continued uncertainty on future volume projections for Truly, the Company is working closely with its distributors to reduce Truly distributor inventory levels and have adjusted production and shipments during the third quarter and the remainder of the year. The Company expects total distributor inventory levels for its total business in terms of weeks on hand to be between 4 and 8 weeks for the remainder of the year.

Net revenue per barrel. Net revenue per barrel increased by 2.6% to $242.93 per barrel for the thirteen weeks ended September 25, 2021, as compared to $236.90 per barrel for the comparable period in 2020, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $168.23 per barrel for the thirteen weeks ended September 25, 2021, as compared to $121.24 per barrel for the thirteen weeks ended September 26, 2020. The 2021 increase in cost of goods sold of $46.99 per barrel was primarily due to $84.3 million direct and indirect volume adjustment cost as a result of the hard seltzer slowdown described above and higher materials cost, partially offset by price increases.

Gross profit. Gross profit was $74.70 per barrel for the thirteen weeks ended September 25, 2021, as compared to $115.65 per barrel for the thirteen weeks ended September 26, 2020.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $58.8 million, or 54.4%, to $166.8 million for the thirteen weeks ended September 25, 2021, as compared to $108.0 million for the thirteen weeks ended September 26, 2020. The increase was primarily due to increased brand investments of $37.6 million, mainly driven by higher media, production and local marketing costs, and increased freight to distributors of $21.1 million mostly attributable to higher rates and volumes.

Advertising, promotional and selling expenses were 29.7% of net revenue, or $72.15 per barrel, for the thirteen weeks ended September 25, 2021, as compared to 21.9% of net revenue, or $51.93 per barrel, for the thirteen weeks ended September 25, 2020. This increase per barrel is primarily due to advertising, promotional and selling expenses growing at a higher rate than shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

The Company conducts certain advertising and promotional activities in its distributors’ markets, and the distributors make contributions to the Company for such efforts. These amounts are included in the Company’s condensed consolidated statements of comprehensive operations as reductions to advertising, promotional and selling expenses. Historically, contributions from distributors for advertising and promotional activities have amounted to between 2% and 3% of net sales. The Company may adjust its promotional efforts in the distributors’ markets, if changes occur in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative. General and administrative expenses increased by $1.7 million, or 5.7%, to $32.0 million for the thirteen weeks ended September 25, 2021, as compared to $30.3 million for the thirteen weeks ended September 26, 2020. The increase was primarily due to increases in external services partially offset by lower salaries and benefits costs.

Contract termination costs and other. Contract termination costs increased by $35.4 million from the comparable period of 2020, primarily due to cancellations of third-party production facilities agreements related to the slowdown of the hard seltzer category.

Impairment of assets. Impairment of long-lived assets increased by $13.7 million from the comparable period of 2020, primarily due to write-downs of equipment of $12.7 million related to the slowdown of the hard seltzer category.

Income tax (benefit) expense. During the thirteen weeks ended September 25, 2021, the Company’s effective tax rate was a tax benefit of 23.6% compared to a tax provision of 20.8% in the thirteen weeks ended September 26, 2020. This change in rate was primarily due to a higher tax benefit from stock option activity recorded in accordance with ASU 2016-09 in the thirteen weeks ended September 26, 2020.

Thirty-Nine Weeks Ended September 25, 2021 compared to Thirty-Nine Weeks Ended September 26, 2020

	Thirty-nine Weeks Ended (in thousands, except per barrel)
	September 25, 2021			September 26, 2020			Amount change	% change	Per barrel change
Barrels sold		7,037			5,425		1,612	29.7%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,709,528	$242.93	100.0%	$1,275,495	$235.12	100.0%	$434,033	34.0%	$7.81
Cost of goods	1,011,513	143.74	59.2%	677,313	124.86	53.1%	334,200	49.3%	18.88
Gross profit	698,015	99.19	40.8%	598,182	110.27	46.9%	99,833	16.7%	(11.07)
Advertising, promotional and selling expenses	469,296	66.69	27.5%	306,250	56.45	24.0%	163,046	53.2%	10.24
General and administrative expenses	96,973	13.78	5.7%	87,054	16.05	6.8%	9,919	11.4%	(2.27)
Contract termination costs and other	35,428	5.03	2.1%	—	—	0.0%	35,428	0.0%	5.03
Impairment of assets	15,389	2.19	0.9%	2,796	0.52	0.2%	12,593	450.4%	1.67
Total operating expenses	617,086	87.69	36.1%	396,100	73.02	31.1%	220,986	55.8%	14.67
Operating income	80,929	11.50	4.7%	202,082	37.25	15.8%	(121,153)	(60.0)%	(25.74)
Other expense net	(739)	(0.11)	(0.0)%	(391)	(0.07)	(0.0)%	(348)	89.0%	(0.04)
Income before income tax expense	80,190	11.39	4.7%	201,691	37.18	15.8%	(121,501)	(60.2)%	(25.78)
Income tax expense	13,852	1.97	0.8%	42,548	7.84	3.3%	(28,696)	(67.4)%	(5.87)
Net income	66,338	9.42	3.9%	159,143	29.34	12.5%	(92,805)	(58.3)%	(19.91)

Slowdown of Hard Seltzer Category Impact. The thirty-nine weeks ended September 25, 2021 results include direct costs resulting from the slowdown of the hard seltzer category of $102.4 million, before the related tax benefit. These direct costs were all incurred in the thirteen weeks ended September 25, 2021 and are described in more detail in the thirteen weeks ended September 25, 2021 Results of Operations section above.

In addition, the thirty-nine weeks ended September 25, 2021 results include indirect costs resulting from the slowdown of the hard seltzer category of $41.5 million, before the related tax benefit. These costs, include increased raw materials sourcing and warehousing costs of $22.3 million, unfavorable absorption impacts at Company owned breweries and downtime charges at third party breweries of $11.8 million, customer return provisions for out of code or damaged products of $5.4 million and other costs of $2.0 million. The total costs of $41.5 million have been recorded in the thirty-nine weeks ended September 25, 2021 financial statements as a $34.6 million increase in cost of goods sold and $6.9 million reduction in net revenue.

Net revenue. Net revenue increased by $434.0 million, or 34.0%, to $1,709.5 million for the thirty-nine weeks ended September 25, 2021, as compared to $1,275 million for the thirty-nine weeks ended September 26, 2020, primarily as a result of an increase in shipments.

Volume. Total shipment volume increased by 29.7% to 7,037,000 barrels for the thirty-nine weeks ended September 25, 2021, as compared to 5,425,000 barrels for the thirty-nine weeks ended September 26, 2020, reflecting increases in the Company’s Truly Hard Seltzer, Twisted Tea, Samuel Adams, Angry Orchard and Dogfish Head brands.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirty-nine weeks ended September 25, 2021 increased by approximately 24% compared to the thirty-nine weeks ended September 26, 2020, reflecting increases in the Company’s Truly Hard Seltzer, Twisted Tea, Samuel Adams and Dogfish Head brands, partially offset by decreases in its Angry Orchard brand.

Net revenue per barrel. Net revenue per barrel increased by 3.32% to $242.93 per barrel for the thirty-nine weeks ended September 25, 2021, as compared to $235.12 per barrel for the comparable period in 2020, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $143.74 per barrel for the thirty-nine weeks ended September 25, 2021, as compared to $124.86 per barrel for the thirty-nine weeks ended September 26, 2020. The 2021 increase in cost of goods sold of $18.88 per barrel was primarily due to $95.2 million direct and indirect volume adjustment cost as a result of the hard seltzer slowdown described above and higher materials cost, partially offset by price increases.

Gross profit. Gross profit was $99.19 per barrel for the thirty-nine weeks ended September 25, 2021, as compared to $110.27 per barrel for the thirty-nine weeks ended September 26, 2020.

Advertising, promotional and selling. Advertising, promotional and selling expenses increased by $163.1 million, or 53.2%, to $469.3 million for the thirty-nine weeks ended September 25, 2021, as compared to $306.3 million for the thirty-nine weeks ended September 26, 2020. The increase was primarily due to increased brand investments of $99.7 million, mainly driven by higher media, production and local marketing costs, and increased freight to distributors of $63.2 million mostly attributable to higher rates and volumes.

Advertising, promotional and selling expenses were 27.5% of net revenue, or $66.69 per barrel, for the thirty-nine weeks ended September 25, 2021, as compared to 24.0% of net revenue, or $56.45 per barrel, for the thirty-nine weeks ended September 26, 2020. This increase per barrel is primarily due to advertising, promotional and selling expenses growing at a higher rate than shipments.

General and administrative. General and administrative expenses increased by $9.9 million, or 11.4%, to $96.9 million for the thirty-nine weeks ended September 25, 2021, as compared to $87.1 million for the thirty-nine weeks ended September 26, 2020. The increase was primarily due to increases in external services and salaries and benefits costs.

Contract termination costs and other. Contract termination costs increased by $35.4 million from the comparable period of 2020, primarily due to cancellations of third-party production facilities agreements related to the slowdown of the hard seltzer category.

Impairment of assets. Impairment of long-lived assets increased $12.6 million from the first half of 2020, primarily due to write-downs of equipment of $12.7 million related to the slowdown of the hard seltzer category, partially offset by lower write-offs of equipment at Company owned breweries.

Income tax expense. During the thirty-nine weeks ended September 25, 2021, the Company’s effective tax rate was 17.3% compared to an effective tax rate of 21.1% in the thirty-nine weeks ended September 26, 2020. This lower rate in year-to-date 2021 was primarily due to the higher impact of deductions for option activity on lower net income compared to the thirty-nine weeks ended September 26, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $86.5 million as of September 25, 2021 from $163.3 million as of December 26, 2020, reflecting purchases of property, plant and equipment and payments of tax withholdings on stock-based payment awards and investment shares, partially offset by cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 25, 2021 was $51.0 million and primarily consisted of net income of $66.3 million and non-cash items of $78.6 million, partially offset by a net increase in operating assets and liabilities of $94.0 million. Cash provided by operating activities for the thirty-nine weeks ended September 26, 2020 was $208.9 million and primarily consisted of net income of $159.1 million and non-cash items of $82.7 million, partially offset by a net increase in operating assets and liabilities of $32.9 million. The decrease in cash provided by operating activities for the thirty-nine weeks ended September 25, 2021 compared to the prior period is primarily due to lower net income compared to the prior year and increases in Truly brand finished goods inventory, partially offset by a $42.6 million obsolescence reserve related to the hard seltzer slowdown. This inventory, net of obsolescence reserve, is expected to be sold through the first quarter of 2022.

The Company used $119.6 million in investing activities during the thirty-nine weeks ended September 25, 2021, as compared to $100.0 million during the thirty-nine weeks ended September 26, 2020. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used by financing activities was $8.1 million during the thirty-nine weeks ended September 25, 2021, as compared to $11.4 million provided by financing activities during the thirty-nine weeks ended September 25, 2020. The $19.6 million decrease in cash provided by financing activities in 2021 from 2020 is primarily due to $15.5 million in payments of tax withholding on stock-based payment awards and investment shares in the thirty-nine weeks ended September 25, 2021, an increase of $13.8 million from such amounts in the thirty-nine weeks ended September 26, 2020.

During the thirty-nine weeks ended September 25, 2021 and the period from September 26, 2021 through October 21, 2021, the Company did not repurchase any shares of its Class A Common Stock. As of October 21, 2021, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 25, 2021 of $86.5 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

2021 and 2022 Outlook

Year-to-date depletions through the forty-one weeks ended October 16, 2021 are estimated to have increased approximately 23% from the comparable period in 2020.

The Company currently projects Non-GAAP earnings per diluted share, which excludes the impact of ASU 2016-09, for 2021 of between $2.00 and $6.00, primarily as a result of the slowdown of the hard seltzer category and the related inventory write-offs, contract termination fees, equipment impairments, absorption impacts, downtime charges, and increased sourcing and warehousing costs. This estimate is highly sensitive to changes in volume projections, particularly related to the hard seltzer category. The Company’s actual 2021 earnings per share could vary significantly from the current projection. The Company is currently estimating 2021 depletions and shipments growth of between 18% and 22%. The Company is targeting national price increases of between 2% and 3%. Full-year 2021 gross margins are currently expected to be between 40% and 42%, which includes combined full year direct and indirect costs of the hard seltzer slowdown estimated at $132.0 million, of which $95.2 million has been incurred in the first nine months and the remainder of $36.8 million are estimated to be incurred in the fourth quarter. The Company intends to increase advertising, promotional and selling expenses by between $80 million and $100 million for the full year 2021, not including any changes in freight costs for the shipment of products to Distributors. The Company intends to increase its investment in its brands in 2021, commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2021 Non-GAAP effective tax rate of approximately 28.0%, which excludes the impact of ASU 2016-09.

The Company is completing its 2022 planning process and will provide further detailed guidance when the Company presents its full-year 2021 results. Based on information of which it is currently aware, the Company is using the following preliminary assumptions and targets for its 2022 fiscal year, which are highly sensitive to changes in volume projections, particularly related to the hard seltzer category. The Company is forecasting depletion and shipment percentage growth of between mid-single digits and low-double digits. The Company is targeting national price increases of between 3% and 6%. Full-year 2022 gross margins are currently expected to be between 45% and 48%. The Company intends to increase advertising, promotional and selling expenses by between $10 million and $30 million for the full year 2022, not including any changes in freight costs for the shipment of products to distributors. The Company intends to increase its investment in its brands in 2022 commensurate with the opportunities for growth that it sees, but there is no guarantee that such increased investments will result in increased volumes. The Company estimates a full-year 2022 Non-GAAP effective tax rate of approximately 26%, excluding the impact of ASU 2016-09.

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

The Company is continuing to evaluate 2021 capital expenditures. Its current estimates are between $160 million and $200 million, consisting mostly of investments in capacity and supply chain efficiency improvements. The Company estimates full-year 2022 capital spending of between $140 million and $190 million. The actual total amount spent on 2021 and 2022 capital expenditures may well be different from these estimates. Based on information currently available, the Company believes that its capacity requirements for 2021 and 2022 can be covered by its Company-owned breweries and existing contracted capacity at third-party brewers.

Off-balance Sheet Arrangements

At September 25, 2021, the Company did not have off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

There were no material changes outside of the ordinary course of the Company’s business to contractual obligations during the three-month period ended September 25, 2021.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K for the year ended December 26, 2020. The Company believes that the consistent application of these policies enables the Company to provide readers of the interim consolidated financial statements with useful and reliable information about the Company’s results of operations and financial condition. No material changes to the Company’s critical accounting policies, as previously disclosed, have occurred during the first nine months of 2021, except for the expansion of the Company’s Provision for Excess or Expired Inventory policy due to the large provision reported in the third quarter of 2021 as discussed in Note B of these condensed consolidated financial statements.

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand and under contract. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients. The Company experienced a significant decline in demand for its Truly branded products during the third quarter of 2021 and is forecasting lower demand for Truly branded products for the remainder of the 2021 fiscal year and for the 2022 fiscal year. The lower forecasted demand for the Truly branded products resulted in a $42.6 million provision for excess or expired inventory during the third quarter of 2021. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on its inventory. Provisions for excess or expired inventory included in cost of goods sold was $11.3 million, $8.1 million and $4.2 million in fiscal years 2020, 2019 and 2018, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 26, 2020, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of September 25, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the thirty-nine weeks ended September 25, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, refer to Note K of the Condensed Consolidated Financial Statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 16, 2021, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the thirty-nine weeks ended September 25, 2021, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.

During the thirty-nine weeks ended September 25, 2021, the Company repurchased 390 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 27, 2020 to January 30, 2021	-	$-	—	$90,335
January 31, 2021 to February 27, 2021	20	218.79	—	90,335
February 27, 2021 to March 27, 2021	163	192.77	—	90,335
March 28, 2021 to May 1, 2021	-	-	—	90,335
May 2, 2021 to May 29,2021	94	314.86	—	90,335
May 30, 2021 to June 26, 2021	2	135.88	—	90,335
June 27, 2021 to July 31, 2021	40	209.37	—	90,335
August 1, 2021 to August 28, 2021	71	422.16	—	90,335
August 29, 2021 to September 25, 2021	-	-	—	90,335
Total	390	$266.71	—	$90,335

As of October 16, 2021, the Company had 10.2 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: October 21, 2021	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2021	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(Principal Financial Officer)