Form 10-K
period 2021-12-25
BOSTON BEER CO INC
filed 2022-02-22
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

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

The aggregate market value of the Class A Common Stock ($.01 par value) held by non-affiliates of the registrant totaled $9,717.61 million (based on the average price of the Company’s Class A Common Stock on the New York Stock Exchange on June 26, 2021). All of the registrant’s Class B Common Stock ($.01 par value) is held by an affiliate.

As of February 18, 2022 there were 10,225,809 shares outstanding of the Company’s Class A Common Stock ($.01 par value) and 2,068,000 shares outstanding of the Company’s Class B Common Stock ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting to be held on May 18, 2022 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 25, 2021

PART I.

Item 1. Business

General

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company” and “Bevy Long Drink Co.”

Boston Beer produces alcohol beverages, including hard seltzer, malt beverages (“beers”), and hard cider at Company-owned breweries and its cidery and under contract arrangements at other brewery locations. The four primary Company-owned breweries are focused on production and research and development and include breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Milton, Delaware (the “Milton Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). These breweries, with the exception of the Pennsylvania Brewery, have tap rooms for retail sales on site. The Company produces a small but growing amount of distilled spirits and spirits based ready to drink beverages (“spirits RTDs”) at the Milton Brewery and other contract brewery locations.

The Company also owns five smaller local breweries that are mainly focused on brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases, supporting draft and package accounts in the respective local market areas. These local breweries are located in Boston, Massachusetts (the “Samuel Adams Boston Downtown Tap Room”), Rehoboth, Delaware (“Dogfish Head Brewings and Eats”), Los Angeles, California (the “Angel City Brewery”), Brooklyn, New York (the “Coney Island Brewery”) and Miami, Florida (the “Dogfish Head Miami Brewery”).

In addition, the Company owns an apple orchard and cidery located in Walden, New York (the “Orchard” and “Cidery”), a restaurant in Rehoboth, Delaware (“Chesapeake & Maine”) and a boutique inn in Lewes, Delaware (the “Dogfish Inn”).

The Company sells its beverages in various packages. Sleek cans, standard cans and bottles are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores, liquor stores, and other traditional and e-commerce retail outlets. Kegs are sold primarily for on-premise retailers, which include bars, restaurants, stadiums and other venues.

The Company’s principal executive offices are located at One Design Center Place, Suite 850, Boston, Massachusetts 02210, and its telephone number is (617) 368-5000.

Industry Background

Most of the Company’s products are sold through off-premise retailers and the Company estimates the size of its markets using third-party metrics from measured off-premise channels, which is standard in the beer industry. The Company’s hard seltzers, beers, and hard ciders are primarily positioned in the market for High End beer occasions. The Company defines “High End” beers as including hard seltzer and flavored malt beverages, craft beers, domestic specialty beers, and most imported beer and hard cider that are called for by a High End beer drinker occasion. High End beers and beer occasions (the “High End category”) are determined by higher price, quality, image and taste, as compared with regular domestic beers.

The High End category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share, as drinkers continue to trade up in taste and quality. Boston Beer is one of the largest suppliers in the High End category in the United States. The Company estimates that the High End full year percentage volume growth in 2020 and 2021 was approximately 25% and 2%, respectively. These trends are significantly above the total beer category percentage volume growth of 10% in 2020 and a decline of approximately 5% in 2021. The Company believes that the High End category is now over 38% of the United States beer market and the Company has approximately an 11% market share of the High End category.

The domestic beer industry, excluding the High End category, has experienced a decline in shipment volume over the last twenty years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high-quality, more flavorful beers, health and wellness trends and increased competition from wine and spirits companies.

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry that by 2008 ultimately resulted in the two largest breweries, Anheuser-Busch InBev (“AB InBev”) and Molson Coors Beverage Company (“Molson Coors”), comprising over 90% of all United States domestic beer production. At the same time, during the last twenty years the number of breweries in the United States has increased significantly from approximately 1,500 in 2009 to over 8,000 in 2021. Most of these new breweries are craft (small and independent) brewers. The rise of craft breweries along with the growth of imported beers and hard seltzers has resulted in a significant decline in the volume of the two largest breweries who now comprise approximately 77% of all United States domestic beer production, excluding imports.

The Company and the alcohol industry, at large, is forecasting significant growth in a newly defined category named “Beyond Beer” that includes hard seltzer, flavored malt beverages, cider, spirits RTDs and other emerging beverages. The Company believes that the Beyond Beer category grew approximately 14% in 2021 and is now over 19% of the combined United States beer market and Beyond Beer category. The Company has approximately a 26% market share of the Beyond Beer category.

In 2021, the Company entered the market for spirits RTDs through its Dogfish Head brand and is planning to introduce two more brands into this market during 2022. The spirits RTDs market is relatively new and emerging and the Company estimates it grew 118% during 2021.

Description of the Company’s Business

The Company’s business goal is to become the leading supplier in the High End and Beyond Beer categories by creating and offering high quality alcohol beverages. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering consumer-responsive hard seltzers, beers, hard ciders, and spirits RTDs, increasing brand availability and awareness through traditional media and digital advertising, point-of-sale, promotional programs, and drinker education and engagement.

The Company’s beverages are sold by the Company’s sales force to the same types of customers and drinkers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages. The Company’s primary brands which include the Truly Hard Seltzer, Twisted Tea, Samuel Adams, Angry Orchard and Dogfish Head brands are all available nationally. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2021. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following and during 2021 became the largest selling flavored malt beverage brand. The Samuel Adams brand began in 1984 and the brand is recognized as one of the largest and most respected craft beer brands with a particular focus on lagers and seasonal beers. The Angry Orchard brand was launched in 2011 and since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Dogfish Head brand began in 1995 and is recognized as one of the most innovative and respected craft beer and spirits brand with a particular focus on India Pale Ales (“IPAs”), sour beers and spirits RTDs. In addition to its primary brands the Company has two local brewery brands, Angel City® and Coney Island®, that primarily focus on tap rooms and local and regional distribution.

The Company sells its beverages in various packages. Sleek cans, standard cans and bottles are sold primarily for off-premise retailers, which include grocery stores, club stores, convenience stores, liquor stores, and other traditional and e-commerce retail outlets. Kegs are sold primarily for on-premise retailers, which include bars, restaurants, stadiums and other venues.

In the second half of 2021, the Company entered separate licensing agreements with PepsiCo, Inc. (“Pepsi”), Jim Beam Brands Co. (“Jim Beam”) and Patagonia Provisions, Inc. (“Patagonia”) to develop, market and sell alcohol beverages. While the Company believes these agreements represent important strategic opportunities to increase volume in the longer term, the Company currently forecasts these combined new brands will be less than 4% of net revenue in 2022.

Under the Pepsi agreement, the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. The Company began shipping beverages to customers under this agreement in early 2022.

Under the first of two Jim Beam agreements, the Company is responsible for developing and bringing to market through its distribution network one or more flavored malt beverage products under brand name(s) from the Jim Beam portfolio, beginning with the Sauza brand. Under the second Jim Beam agreement, Jim Beam is responsible for developing and bringing to market through its distribution network one or more full bottled distilled spirits products under brand(s) from the Company’s portfolio, beginning with the Truly brand. The parties expect to begin shipping beverages to customers under these agreements in the first quarter of 2022.

Under the Patagonia agreement, the Company is responsible for developing, manufacturing, and marketing a cobranded Dogfish Head and Patagonia beer which it expects to begin shipping late in the first quarter of 2022.

Truly Hard Seltzer

The Company’s Truly Hard Seltzer brand generally compete within the hard seltzer category that has similar characteristics to the beer industry for reporting and regulatory purposes. This category grew rapidly in the early stages of its development over the last 6 years and is highly competitive and includes large international and domestic competitors as well as many smaller national, regional and local craft breweries and hard seltzer companies. The Company believes that the hard seltzer category comprises approximately 8% of United States beer consumption and that the volume comprising the hard seltzer category grew approximately 158% in 2020 and 13% in 2021. This slowdown in growth between 2020 and 2021 significantly impacted the Company's business during 2021.

The Company offers over thirty styles of hard seltzer in the Truly brand family, most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Truly brand family are focused on sleek can variety packages which include Truly Lemonade Seltzer Mix Pack, Truly Berry Mix Pack, Truly Tropical Mix Pack, Truly Citrus Mix Pack, Truly Fruit Punch Mix Pack, Truly Margarita Style Mix Pack and Truly Iced Tea Seltzer Mix Pack.

Twisted Tea

The Company’s Twisted Tea products generally compete within the flavored malt beverage (“FMB”) category of the beer industry (and the Company’s Twisted Tea products are included in generic references to the Company’s “beers” in this report). The Company believes that the FMB category comprises approximately 5% of United States beer consumption and that the volume comprising the FMB category grew approximately 3% in 2021. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category and a fast pace of product innovation.

The Company offers over ten styles of flavored malt beverages in the Twisted Tea brand family, most of which are available nationally in both the United States and Canada. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original and Twisted Tea Half and Half in various standard can packages.

Samuel Adams and Dogfish Head Beers

The Company’s Samuel Adams and Dogfish Head beers generally compete within the craft beer and domestic specialty beer category. The Company believes that the category comprises approximately 6% of United States beer consumption and that the volume comprising the category declined approximately 6% in 2021. This category is highly competitive and includes large international and domestic competitors, as well as many smaller national, regional and local craft breweries.

The Company offers over twenty styles of beer in the Samuel Adams brand family and the brand is recognized for helping launch the craft beer industry. Samuel Adams Boston Lager® is the Company’s flagship beer that was introduced in 1984.

The Samuel Adams Seasonal program of beers was originally introduced in the late 1980’s and includes various limited availability seasonal beers and variety packs.

The majority of the promotional and distribution efforts for the Samuel Adams brand family are focused on Samuel Adams Boston Lager, the Samuel Adams Seasonal program, Samuel Adams Wicked Hazy IPA and Samuel Adams Wicked Easy. These beers are available nationally in various bottle, standard can and keg packages.

The Samuel Adams brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Samuel Adams Downtown Boston Tap Room, Samuel Adams Boston Brewery Tap Room and Samuel Adams Cincinnati Brewery Tap Room.

The Company offers over twenty-five styles of beer in the Dogfish Head brand family. The Dogfish Head brand began in 1993 and it is recognized as an early leader in bringing culinary innovations to the U.S. craft beer market. The majority of the promotional and distribution efforts for the Dogfish Head brand family are focused on continually-hopped Dogfish Head 60 Minute and 90 Minute IPAs, along with Dogfish Head Hazy-O, a juicy hazy IPA and seasonal variety packs. These styles are offered in various can, bottle and keg packages. The Dogfish Head brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Dogfish Head Brewings and Eats and Milton tasting room locations. The Company does not own distribution rights to the Dogfish Head beer and distilled spirits brands outside of the United States and Canada.

Angry Orchard Hard Cider

The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry. The Company believes that the hard cider category comprises less than 1% of United States beer consumption and that the volume comprising the category declined 8% in 2021. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies.

The Company offers over ten styles of hard cider in the Angry Orchard brand family, most of which are available nationally in the United States in various bottle, can and keg packages. The majority of the promotional and distribution efforts for the Angry Orchard brand family are focused on Angry Orchard Crisp Apple, Angry Orchard Crisp Unfiltered, Angry Orchard Strawberry Fruit Cider and Angry Orchard Peach Mango Fruit Cider. The Angry Orchard brand also releases a variety of specialty package and draft ciders fermented in limited quantities at its Company-owned Orchard and Cidery in Walden, New York.

Dogfish Head Spirits and Spirit RTDs

The Dogfish Head brand began distilling spirits in 2002 and is considered one of the original craft distilleries. The Company offers over 15 styles of distilled spirits under the Dogfish Head brand in small quantities that are sold in limited markets. In 2021, the Company entered the market for spirits RTDs through its Dogfish Head brand. The Company believes that the spirits RTD category comprises less than 5% of United States Beyond Beer market and that the dollar value comprising the category increased 118% in 2021. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local craft distilling companies.

The Company currently offers five styles of spirits RTDs under the Dogfish Head brand that are available nationally in sleek can and sleek can variety packages.

The Company continually evaluates the performance of its beverages and the rationalization of its product lines as a whole. Periodically, the Company discontinues certain styles and packages. Certain styles or brands put on hiatus or discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

Product Innovations

The Company has a proven track record of innovation and building new brands and is committed to maintaining its position as a leading innovator. To that end, the Company continually tests new alcohol beverages and may sell them under various brand labels for evaluation of drinker interest. The Boston Brewery, the Milton Brewery and the Orchard, along with its other larger breweries and brewery tap rooms spend significant time ideating, testing and developing alcohol beverages for the Company’s potential future commercial development and evaluating ingredients and process improvements for existing beverages.

The Company’s most significant innovations in 2021 were the national launches of the Truly Fruit Punch Mix Pack and Truly Iced Tea Seltzer Mix Pack. Both new Truly Mix Packs were among the top introductions in the Hard Seltzer Category during 2021 and include innovative hard seltzers with robust flavors, 100 calories and 1 gram of sugar. The Company also introduced five styles of spirits RTDs under the Dogfish Head brand, two Angry Orchard fruit ciders and two non-alcoholic beers under the Samuel Adams and Dogfish Head brands. In late 2021 the Company introduced the Truly Margarita Style Mix Pack and Bevy Long Drink in limited markets and has since launched these innovations nationally in early 2022. Bevy Long Drink is a Finish cocktail-inspired malt beverage made with citrus flavors.

The Company has plans for several new product introductions in 2022, of which the most significant include Hard Mountain Dew and Sauza Agave Cocktails. The Company is currently in the early stages of these introductions.

In May 2021, the Company announced that it is establishing a subsidiary to serve as a dedicated research and innovation hub in the federally regulated market of Canada focused on non-alcoholic cannabis beverages. This new subsidiary will enable the company to develop and pilot unique cannabis beverages while cannabis regulations continue to evolve in the United States and worldwide. The Company expects to begin selling limited quantities of cannabis beverage products in Canada during the third quarter of 2022. The Company currently does not have plans to produce or sell any cannabis products outside of Canada.

Sales, Distribution and Marketing

As dictated by the legal and regulatory environment, most all the Company’s sales are made to a network of over 400 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as grocery stores, club stores, convenience stores, liquor stores, bars, restaurants, stadiums and other traditional and e-commerce retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, Australia, New Zealand, the Caribbean, the Pacific Rim, Mexico, and Central and South America.

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beverages for a share of the drinker’s business, competes with other brewers for a share of the Distributor’s attention, time and selling efforts. During 2021, the Company’s largest individual Distributor accounted for approximately 2% of the Company’s gross sales. The top three individual Distributors collectively accounted for approximately 5% of the Company’s gross sales. In some states and countries, the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

Historically, most of the Company’s products were shipped within days of packaging, resulting in limited finished goods at the Company’s breweries and third-party breweries. The Company received most of its orders from Distributors in the first week of a month for products to be shipped the following month. Distributors would carry three to five weeks of packaged inventory and three to four weeks of draft inventory and the Company was able to meet Distributor orders with limited out of stocks.

Beginning in 2019, primarily as a result of higher than anticipated demand for the Truly Hard Seltzer and Twisted Tea brands and supply chain constraints, the Company began to have out of stocks and at times was not able to fully meet Distributor demand, particularly at seasonal peaks during the summer months. In response to these out of stocks, the Company began working with certain Distributors on plans to increase Distributor inventories of packaged inventory of Truly Hard Seltzer and Twisted Tea brands to ensure that drinker demand could be met. In the second half of 2021 as the hard seltzer category slowed significantly more than industry expectations, both Company inventory and distributors inventory in terms of days on hand increased above historical levels. This resulted in write-offs of excess inventory at the Company’s breweries and warehouses and lower orders as distributors aggressively reduced distributor inventory levels. This reduction of distributor inventory levels resulted in a shipment volume decline of 24.5% during the fourth quarter of 2021 compared to the fourth quarter of 2020, despite depletions increasing by 15% during the same period.

The Company believes distributor inventory as of December 25, 2021 averaged approximately 5 weeks on hand and was at an appropriate overall level but included too much inventory for some packages and not enough for others. The Company expects distributors will keep inventory levels below 2021 levels in terms of weeks on hand, as the need for peak season inventory prebuilds is greatly reduced due to the Company's increased production capacity. As a result, the Company expects shipments will continue to decline in the first quarter of 2022 and then grow in the second quarter compared to 2021.

Boston Beer has a sales force of approximately 520 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beverages, certain ingredients, and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns — including television, digital and social media, radio, billboards and print. These media efforts are complemented by participation in sponsorships, which currently include, the National Hockey League, the Boston Red Sox and other professional sports teams, the Boston Marathon, local concert and festivals, industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neon signs, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

COVID-19

Many public reports indicate that the COVID-19 pandemic may be slowly winding down. Still, the Company’s primary focus continues to be on operating its breweries and business safely and working hard to meet customer demand. The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020. The direct financial impact of the pandemic primarily included significantly reduced keg demand from the On-Premise channel and higher labor and safety-related costs at the Company’s breweries, and at times reduced ability to staff its production and distribution facilities. In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of brewery productivity, with more volume shifted to third-party breweries, increasing production costs and negatively impacting gross margins. In the 52-week period ended December 26, 2020, the Company recorded COVID-19 related pre-tax reductions in net revenue and increases in other costs that total $16.0 million, of which $1.8 million was recorded in the fourth quarter. The total amount consists of a $3.3 million reduction in net revenue for estimated keg returns from distributors and retailers and $12.7 million of other COVID-19 related direct costs. In 2021 and going forward, the Company has chosen not to report COVID-19 related direct costs separately, as they are viewed to be a normal part of operations in today's environment.

Packaging and Ingredients

Historically, the Company has been successful in obtaining sufficient quantities of the packaging materials and ingredients used in the production of its beverages. During 2020 and 2021, the Company experienced some can, cardboard wraps and glass shortages that impacted the Company’s production schedules. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. The Company maintains competitive sources for most all packaging materials and ingredients. In 2021, certain flavorings, crowns and labels were each supplied by a single source; however, the Company believes that, given time to adjust, alternative suppliers are available. The most significant packaging and ingredients include:

Cans. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2021, over 75% of the Company’s total volume was packaged in cans and the Company expects that percentage to increase further in 2022. The demand for cans in the beverage industry has significantly increased and there has been a shortage of capacity, as can manufacturers attempt to adjust their supply chains to keep up with the increased demand which had further accelerated beginning in 2020 as the category grew household penetration and alcohol consumption shifted from on-premise to off-premise. In 2020 and 2021, as the Truly brand family and the Twisted brand families had grown significantly, the Company experienced supply shortages and these supply shortages impacted the Company’s production schedules. The Company is working closely with its can suppliers to ensure there are no further supply disruptions and that the Company has an adequate supply.

Flavorings. The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers. The Company is working closely with various flavoring suppliers to ensure it has an adequate supply and currently believes that it will have sufficient supply of flavorings in 2022.

Cardboard. The Company’s beverages are packaged primarily in cardboard wraps, carriers and cardboard shipping cases. During 2020 the Company had a disruption to its supply of cardboard wraps which impacted its production schedules. The Company is working closely with its various cardboard suppliers to ensure the Company has an adequate supply and there are no further disruptions. The Company currently believes that it will have a sufficient supply of cardboard in 2022.

Glass. Many of the Company’s beverages are sold primarily in glass bottles. Due to the COVID-19 pandemic, the demand for glass bottles in the beverage industry has significantly increased and there has been a shortage of capacity, as glass manufacturers attempt to adjust their supply chains to keep up with the increased demand. The most recent disruption was during the fourth quarter of 2020, which impacted production schedules. The Company currently believes that it will have a sufficient supply of glass in 2022.

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2021 North American barley crop, which will support 2022 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity. The Company purchased most of the malt used in the production of its beers from four suppliers during 2021. The Company currently has a multi-year contract with one of its suppliers and a one-year agreement with another supplier. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

Hops. The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in other areas of Europe, the United States, and New Zealand. Noble hops are grown in several specific areas in Germany and the Czech Republic and are recognized for growing hops with superior taste and aroma properties. The Company uses hops in various formats including T-90 hop pellets, T-45 hop pellets and CO2 Extract. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site.

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

Yeast. The Company uses multiple yeast strains for production of its beverages. While some strains are commercially available, other strains are proprietary. Since the proprietary strains cannot be replaced if destroyed, the Company protects these strains by storing multiple cultures of the same strain at different production locations and in several independent laboratories.

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2021, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for United States apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture could affect both price and supply.

Quality Assurance

The Company employs brewmasters to monitor the Company’s brewing operations and control the production of its beverages both at Company-owned breweries and at the third-party breweries at which the Company’s products are brewed, fermented or distilled. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s beverages conforms to the Company’s standards. The Company has on-site quality control labs at each of the Company-owned breweries and supports the smaller tap rooms and local breweries with additional centralized lab services.

With the exception of certain specialty products, the Company includes a clearly legible “freshness” date on every bottle, can and keg of its beverages, in order to ensure that its drinkers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Production Strategy

The Company continues to pursue a production strategy that includes production at breweries owned by the Company and breweries and packaging facilities owned by others. During 2020 and 2021, the Company brewed, fermented and packaged approximately 65% and 56% of its volume at breweries owned by the Company, respectively. The Company made capital investments in 2021 of approximately $147.9 million, most of which represented investments in the Company’s breweries. These investments were made to increase production, drive efficiencies and cost reductions and support product innovation and future growth. Based on its current estimates of future volumes and mix, the Company expects to invest between $140 million and $190 million in 2022 to meet those estimates. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.

The Pennsylvania Brewery, the Cincinnati Brewery and the Milton Brewery produced most of the Company’s shipment volume from breweries owned by the Company during 2021. The Pennsylvania Brewery is the Company’s largest brewery.

Production and retail activities at the Company's local breweries and tap rooms, are mainly for brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases supporting draft and package accounts in the respective local market areas.

The Cidery’s production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site at the Cidery and supporting draft and package accounts in the local market area.

In 2021, as a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities. The Company terminated relationships with some of its third-party production suppliers and recorded $19.6 million of costs related to terminating these contracts. In addition, the Company wrote off $9.5 million of amounts prepaid pursuant to a third-party production agreement that the Company has no future plans to utilize.

The Company currently has a brewing and packaging services agreement with subsidiaries of City Brewing Company, LLC (“City Brewing”). During 2020 and 2021, City Brewing supplied approximately 33% and 32% of the Company’s annual shipment volume, respectively. In accordance with the brewing and packaging services agreement, the Company has paid to City Brewing $113.4 million for capital improvements at City Brewing facilities and other pre-payments. The agreement includes a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees if these annual minimum volume commitments are not met. The Company has the contractual right to extend its agreement with City Brewing beyond the December 31, 2024 termination date on an annual basis through December 31, 2035.

In 2021, the Company entered into a production agreement with Rauch North America (“Rauch”). The agreement includes a minimum capacity availability commitment by Rauch and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees if these annual minimum volume commitments are not met. There was no production in 2021 and it will commence in 2022. The initial term of the contract expires December 31, 2031 with provisions to extend.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including the agreements described above, and will incur shortfall fees. The Company will expense the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. As of December 25, 2021, if volume for the remaining term of the production arrangements were zero, the contractual shortfall fees would total approximately $210 million over the duration of the contracts which have expiration dates through December 31, 2031. In lieu of contractual shortfall fees, the Company terminated certain of its third-party production contracts for $7.1 million, with those costs recognized in contract terminations costs and other for the year ended December 25, 2021. At current production volume projections, the Company anticipates that it will recognize approximately $38 million of additional shortfall fees and expects to record those expenses as follows over the five subsequent years:

Expected Shortfall Fees to be Incurred
(in millions)
2022	$6
2023	15
2024	11
2025	6
2026	-
Thereafter	-
Total shortfall fees expected to be incurred	$38

The Company currently expects that the percentage of total production at breweries and packaging facilities owned by others will be approximately 30% in 2022. The Company carefully selects breweries and packaging facilities owned by others with one or more of: (i) sleek can packaging and automated variety packaging capability and capacity; (ii) first-rate quality control capabilities throughout the process; and (iii) the capability of utilizing traditional brewing, fermenting and finishing methods. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities and bears the costs of raw materials, risk, excise taxes and deposits for pallets and kegs and specialized equipment required to produce and package the Company’s beverages.

The Company’s international business is supplied by breweries owned by the Company, under third-party brewing and packaging agreements, and production under license at international locations.

While the Company believes that it has alternatives available to it, in the event that production at any of its current locations is interrupted, severe interruptions at the Pennsylvania Brewery or City Brewing facilities would be most problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics, if interruptions were to occur, and could face significant delays in starting up replacement production locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shutdowns, or natural or other unavoidable catastrophes. Also, as the brewing industry has consolidated and the Company has grown, the capacity and willingness of breweries owned by others where the Company could produce some of its beverages, if necessary, has become a more significant concern. The Company would work with available contract brewers to attempt to minimize any potential disruptions.

Competition

The High End and Beyond Beer categories within the United States are highly competitive due to large domestic and international brewers and the increasing number of craft brewers and craft distilleries in this category who distribute similar products that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End and Beyond Beer categories, through numerous launches of new hard seltzers and spirit RTDs from existing beer brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing brands. In addition, AB InBev’s High End Division and Molson Coors’ Tenth and Blake were formed as business units headquartered in the United States that are focused exclusively on competing in the High End and Beyond Beer categories. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company.

More recently in 2021 and entering 2022, large non-alcoholic beverage companies including Pepsi, Coca-Cola Company (“Coke") and Monster Beverage Corporation (“Monster”) have begun to enter these markets through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands or, in the case of Monster, the acquisition of the CANarchy Craft Brewery Collective in early 2022. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer. Coke also announced agreements with Constellation to develop, market and sell FRESCA™ Mixed, a line of spirits RTDs. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell alcohol beverages which include Hard Mountain Dew, to take advantage of this trend.

The Company’s Truly Hard Seltzer beverages compete primarily within the hard seltzer category of the beer industry. This category has been growing quickly since 2016, is highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with High End beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mark Anthony Brands under the brand name “White Claw”, “Mikes Hard Lemonade Seltzer”; ABInBev under “Bud Light Seltzer”, “Michelob Ultra Organic Seltzer”, “Natural Light Seltzer” and “Bon & Viv’s”; Diageo under “Smirnoff Spiked Sparkling Seltzer”; and Molson Coors under “Vizzy Hard Sparkling Water” and "Topo Chico". The Company expects additional entrants in the hard seltzer category during 2022 from both large and smaller international and domestic competitors, as the category continues to develop distribution and drinker awareness. Most significantly, Mark Anthony Brands announced that during 2022 it will launch nationally two new hard seltzer brand line extensions, “White Claw REFRSHR” and “White Claw Surge.”

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

There have been numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. The most significant acquisitions include Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion, AB InBev’s purchase of multiple craft breweries, including Craft Brew Alliance, Elysian Brewing Company, Golden Road Brewing, Four Peaks Brewing Company, Breckenridge Brewing, Devils Backbone, Karbach, Wicked Weed, and Platform Beer, and Molson Coors’ purchase of multiple craft breweries, including Hop Valley Brewing and Revolver Brewing.

The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local hard cider companies. Hard ciders are typically priced competitively with High End Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include C&C Group PLC under the brand names "Magners" and "Hornsby’s"; Heineken under the brand names "Strongbow"; and AB InBev under "Stella Cidre". In recent years, regional and local cideries, including "Bold Rock","2 Towns" and "Austin East Ciders", have built businesses that have gained share locally at the expense of the national brands.

The Company’s Dogfish Head RTDs compete in the spirits RTDs category. As noted earlier, this category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local distilling companies. Spirits RTDs are typically priced above High End Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include E&J Gallo Winery under the brand name "High Noon"; ABInBev under the brand name "Cutwater" and Geloso Beverages under the brand name "Clubtails".

The Company’s products also compete with other alcoholic beverages for drinker attention and consumption and the pace of innovation in the categories in which the Company competes is increasing. In recent years, wine and spirits have been competing more directly with beers. The Company monitors such activity and attempts to develop strategies which benefit from the drinker’s interest in trading up, in order to position its beverages competitively with wine and spirits.

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the Distributor’s attention, time and selling efforts. At retail, the Company competes for traditional retail shelf, cold box and tap space, as well as e-commerce placement. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the market for High End beer and Beyond Beer occasions include product quality and taste, brand advertising and imagery, trade and drinker promotions, pricing, packaging and the development of innovative new products.

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

The Company has certain competitive advantages over other brewers and competitors, including a long history of awards for product quality, greater available resources and the ability to distribute and promote its products on a more cost-effective basis. Additionally, the Company believes it has competitive advantages over imported beers, including lower transportation costs, higher product quality, a lack of import charges and superior product freshness.

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

Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Beginning in 2018, as a result of the “Tax Cuts and Jobs Act”, the Company’s federal excise tax rate on hard seltzer and beer decreased from $18 to $16 per barrel on all barrels below 6 million barrels produced annually. The top tier rate on hard cider (with alcohol by volume of 8.5% or less) is $0.226 per gallon, on hard cider (with non-qualifying fermentable fruits) is $1.07 per gallon, on artificially carbonated wine (hard cider with high CO2 levels) is $3.30 per gallon, and on distilled spirits is $13.50 per proof gallon. States levy excise taxes at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Trademarks

The Company has obtained trademark registrations with the United States Patent and Trademark Office for over 400 trademarks, including Samuel Adams®, Sam Adams®, Twisted Tea®, Truly®, Truly Hard Seltzer®, Angry Orchard®, Dogfish Head®, Coney Island®, and Angel City Brewery®. It also has a number of common law trademarks. Several Company trademarks are also registered or have registrations pending in various foreign countries. The Company regards its trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to oppose infringements of its marks through available enforcement options.

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

Human Capital Resources

As of December 25, 2021, the Company had 2,543 employees, of which 132 were represented by unions or similar organizations. The Company’s Executive Leadership Team (“ELT”) is comprised of our CEO and 6 of his direct reports who collectively have management responsibility for our primary business areas, including but not limited to brewing, supply chain operations, sales, marketing, finance, and people and culture. The Company’s Board of Directors and the ELT believe that succession planning, talent management, culture, and diversity, equity, and inclusion are critical to the Company’s continued success.

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

Culture

The ELT discusses culture with its employees and the Board of Directors on a regular basis. The Company is continuously focused on developing an inclusive and respectful work environment, where all employees at every level should feel empowered to honestly “discuss the undiscussables” with other employees at any level, all the way up to the Chairman and the CEO, without fear of retribution or retaliation. The Chairman teaches this philosophy during orientation to all new employees, and each company-wide meeting has time set aside to discuss the undiscussables. Additionally, each year the Board meets with a set of key senior managers, without the ELT present, so that the Board may seek direct feedback on the Company, its practices, culture, and employee benefits and programs.

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

The Company also regularly conducts internal engagement surveys of its employee base to help ensure that it is maintaining its culture. In 2021, over 80% of employees participated in the survey, which resulted in high scores in response to the questions related to pride in working for the Company, believing in the Company’s values, the Company’s concern for employee safety, personal well-being, and diversity, confidence in the future of the Company, and pride in the Company’s handling of the COVID-19 pandemic.

Diversity, Equity, and Inclusion

As an equal opportunity employer, the Company is committed to creating a diverse and fair-minded organization that recognizes and values differences - inclusive of race, color, sexual orientation, gender identity, religion, national origin, age, and mental/physical disability. The Company makes these efforts to reinforce a workplace that supports and uplifts coworkers to feel accepted, equal, and involved, and to increase diverse representation across our organization, which is critical to continued success. Over the past three years, the Company has taken numerous steps in furtherance of this goal:

•
Diversity and inclusion was the sole focus of the Company's annual “Action Learning Project” in 2019, where a cross-functional group of high-potential employees is formed annually to tackle an issue of vital importance to the Company. The Action Learning Project Group met every week for over ten months, identifying potential solutions to improve diversity across the Company. The group presented its findings and proposed solutions to the Executive Leadership Team and a leadership group consisting of the Company’s key senior managers in late 2019.
•
The Company created a Coworker Resource Group platform in 2019 designed to provide a community to connect with coworkers on shared affinities and educate others who want to learn. The Company currently has seven coworker resource groups focused in the areas LGBTQIA+, working families, veterans, drug and alcohol support, sustainability, women's support, and multicultural representation.
•
Since 2019 Diversity, Equity and Inclusion has been an area of discussion at our National Company Meetings.
•
In early 2020, the “Action Learning Project” project evolved into the creation of a Diversity & Inclusion Committee. The goal of the committee was to continue to advance efforts of fostering open dialogue about diversity, equity, and inclusion, to ensure sustained awareness and growth.
•
In late 2020, the Company appointed a coworker to the newly created full-time position of Diversity, Equity & Inclusion Leader to spearhead the Company’s DEI efforts. The position also serves as a member of the Company’s Social Impact Team.
•
In 2020 the Company formed a multi-cultural task force, comprised of a cross-functional group of coworkers, to analyze and support the evolving makeup and needs of the Company’s consumer base. Over the course of year, the Company leveraged its brands as external platforms to amplify these values and support social causes.
•
The Company established long-term relationships in 2020 with the NAACP, Civic Alliance, and GLAAD to further our knowledge and support of issues facing black, brown, and LGTBQIA+ communities.

•
In early 2021 the Company launched its first phase of a multi phased DEI strategy focused on understanding the Company's baseline within five areas of the organization. Feedback from the Company’s 2021 engagement survey around questions specific to DEI issues helped identify the focus areas.
•
Pay equity was a key focus area in 2021, and the company underwent an extensive pay equity analysis with an external vendor, committing to closing all uncovered gaps starting with highest priority by end of 2021 and remaining within next 2 annual cycles.
•
The Company increased visibility and communication of DEI through regular leadership reviews during quarterly meetings, companywide newsletter, focus month observance platform and courageous conversations listening and learning bi-monthly series sponsored by the Executive Leadership team.
•
The Company developed a multi-pronged DEI learning platform integrated within all areas of training in 2021 resulting in several issue specific trainings including bystander and de-escalation training for its local brands and tap room coworkers, LGBTQIA+ policies and representation trainings for its People and Culture and Marketing Departments. In addition, the Company partnered with an external consulting group to enhance the Company's current companywide curriculum around bias, harassment, and leadership trainings. The Company also launched a series of workshops with the executive and extended leadership teams focused on trust, inclusion, and psychological safety.
•
The talent acquisitions team focused it recruiting efforts to a broader and more diverse set of applicants, yielding a 3% uptick in diverse hiring in 2021.
•
In the third quarter of 2021 the Company participated in the HRC Corporate Equality Index, furthering its commitment to utilize external benchmarks to shape the Company's thinking and build credibility with coworkers, consumers, and partners.

As of December 25, 2021, 2 of the 9 members of the Board of Directors were female and 1 of 9 self-identified as part of an underrepresented minority group; 3 of 11 Executive Officers were female and 1 of 11 self-identified as part of an underrepresented minority group. Across the Company’s broader professional population, approximately 34.6% are female and 17.1% self-identified as part of an underrepresented minority group. In 2021, approximately 37.7% of new hires were female and 26.56% self-identified as part of an underrepresented minority group.

Corporate Social Responsibility

The Company created a stand-alone Social Impact Team in 2020 to approach CSR initiatives with a strategic view across Company organizations, brands, and operating locations.

A core philanthropic initiative is Samuel Adams Brewing the American Dream®. In partnership with Accion Opportunity Fund, the nation’s largest non-profit micro-lender, as well as other local non-profit partners, the program supports small business owners in the food, beverage, and brewing industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program in 2008, the Company and partners like Accion Opportunity Fund have worked together to loan more than $74 million to nearly 3,500 small business owners who have subsequently repaid these loans at a rate of more than 95%. The loan repayments received are reinvested into the program. Boston Beer employees, together with local business partners and community organizations, have provided coaching and mentoring to more than 13,000 business owners across the country. These efforts have helped to create or maintain more than 9,000 local jobs.

Dogfish Head’s Beer & Benevolence program creatively collaborates with nonprofit organizations to foster community, nourish artistic advancement and cultivate environmental stewardship. The efforts, focused in the mid-Atlantic region that the Dogfish Head brand calls home, invests about $500,000 annually into the local community in the form of direct grants, product donations, fundraising and events. In 2021 Beer & Benevolence partnered with nearly 100 organizations to make impact across the coastal Delaware region.

Boston Beer Volunteers! is an initiative piloted through COVID the past two years. The program leverages a digital platform to present coworkers with opportunities to volunteer in their local communities, participate in virtual volunteering and sign up for BBC Benevolence Days. Benevolence Days are on-the-clock single day community service projects organized by the Boston Beer Social Impact Team. During a Benevolence Day coworkers have the opportunity to roll up their sleeves and make an impact. In addition, Benevolence Days allow cross-team connections as coworkers get the opportunity to work alongside people they do not necessarily work with on a daily basis.

Across these three programs and countless other initiatives, the BBC Social Impact Team is focused on empowering coworkers, brands and partners to impact the Company's communities through inclusive engagement to deepen connections and make a difference.

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

Risks Related to the COVID-19 Pandemic

The global COVID-19 pandemic has disrupted the Company’s business and the Company’s financial condition and operating results have been and are expected to continue to be affected by the pandemic and its effects.

The Company’s operations and business have been negatively affected and could continue to be materially and adversely affected by the COVID-19 pandemic and related weak, or weakening of, economic or other conditions, particularly in the United States where the Company derives most of its revenue and profit, but also in Europe, where some of the Company’s ingredient suppliers are located. National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although the Company has been permitted to continue to operate its breweries in all of the jurisdictions in which it operates, there is no assurance that the Company will be permitted to operate these facilities under every future government order or other restriction and in every location or that the third-party breweries on which the Company relies for production will similarly be permitted to continue to operate or that mass infections could materially effect staffing levels. In particular, any limitations on, or closures of, the Company’s Pennsylvania, Cincinnati or Milton breweries or its third-party breweries, could have a material adverse impact on the Company’s ability to manufacture products and service customers and could have a material adverse impact on the Company’s business, financial condition and results of operations.

During 2020 and 2021, the principal impacts of the global COVID-19 pandemic were a significant reduction in keg demand from the on-premise channel and higher labor and safety related costs at Company-owned breweries. The Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material change. Continued or additional disruptions to the Company’s business and potential associated impacts to the Company’s financial condition and results of operations include, but are not limited to:

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

These impacts could place limitations on the Company’s ability to operate effectively and could have a material and adverse effect on the Company’s operations, financial condition and operating results. The Company has implemented policies and procedures at its Company-owned breweries to address potential risks, including entrance screening and temperature checks, face mask requirements, reorganizing work to increase social distancing between and among shifts, and adding two hours of workspace cleaning per shift. As the situation continues to evolve and more information and guidance becomes available, the Company may adjust its current policies and procedures, to address the rapidly changing variables related to the pandemic. Additional impacts may arise, of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Risks Associated with Our Industry

The Company faces substantial competition.

The High End and Beyond Beer categories within the United States are highly competitive due to the participation of large domestic and international brewers in the categories and the increasing number of craft brewers and craft distilleries, who distribute similar products that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End and Beyond Beer categories, through numerous launches of new hard seltzers and spirit RTDs from existing brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing brands. In addition, AB InBev’s High End Division and Molson Coors’ Tenth and Blake were formed as business units headquartered in the United States that are focused exclusively on competing in the High End and Beyond Beer categories. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company. The Company anticipates competition will remain strong as some existing beverage companies are building more capacity, expanding geographically and adding more SKUs and styles. The anticipated continued growth in the sales of hard seltzers, craft-brewed domestic beers, imported beers and spirits RTDs is expected to increase the competition in the market for High End beer and Beyond Beer occasions within the United States and, as a result, the Company may well face competitive pricing pressures and the demand for and market share of the Company’s products may fluctuate and possibly decline.

The Company’s products compete generally with other alcoholic beverages. The Company competes with other beer and beverage companies not only for drinker acceptance and loyalty, but also for traditional retail shelf, cold box and tap space, as well as e-commerce placement and for marketing focus by the Company’s Distributors and their customers, all of which also distribute and sell other alcoholic beverage products. Many of the Company’s competitors, including AB InBev, Molson Coors, Constellation, Heineken and Mark Anthony Brands, have substantially greater financial resources, marketing strength and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company’s products or that diminish the importance of the Company’s products to retailers or Distributors may have a material adverse effect on the Company’s business and financial results.

Further, while the number of craft brewers and craft distilleries continues to increase, the alcoholic beverage industry has also seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation is AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to Molson Coors of its 58% share of the MillerCoors joint venture with Molson Coors, as well as Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion. Also, in the last several years, both AB InBev and Molson Coors have introduced numerous new hard seltzers and purchased multiple regional craft breweries and craft distilleries with the intention to expand the capacity and distribution of these brands.

More recently in 2021 and entering 2022, large non-alcoholic beverage companies including Pepsi, Coca-Cola Company (“Coke") and Monster Beverage Corporation (“Monster”) have begun to enter these markets through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands or, in the case of Monster, the acquisition of the CANarchy Craft Brewery Collective in early 2022. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer. Coke also announced agreements with Constellation to develop, market and sell FRESCA™ Mixed, a line of spirits RTDs. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell alcohol beverages which include Hard Mountain Dew, to take advantage of this trend.

Due to the increased leverage that these combined operations will have in distribution and sales and marketing expenses, the costs to the Company of competing could increase. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller beverage companies to maintain their market presence or enter new markets. The continuing consolidation could also reduce the contract brewing capacity that is available to the Company. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.

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

The domestic beer industry, other than the market for High End beer occasions and Beyond Beer occasions, has experienced a decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful hard seltzers. beers and spirts RTDs, health and wellness trends and increased competition from wine and spirits companies. If consumption of the Company’s products in general were to come into disfavor among domestic drinkers, or if the domestic alcohol beverage industry were subjected to significant additional societal pressure or governmental regulations, the Company’s business could be materially adversely affected.

Additionally, certain states are considering or have passed laws and regulations that allow the sale and distribution of marijuana. Currently it is not possible to predict the impact of this on sales of alcohol, but it is possible that legal marijuana usage could adversely impact the demand for the Company’s products.

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

From 2015 to 2017, the Company experienced a decline in the demand for its products, as craft beer growth rates slowed and the hard cider category declined. From 2018 to 2021, the Company experienced increases in demand for its products, driven by growth in its Truly and Twisted Tea brands, and grew 13%, 22%, 37% and 22% in depletion volume for 2018, 2019, 2020 and 2021, respectively. During the year ended December 25, 2021, the market for hard seltzer products experienced decelerating growth trends, which resulted in the annual volume growth rate declining from 158% in 2020 to 13% in 2021. The 2021 slowdown in growth trends greatly impacted the Company's volume of production and shipments, as well as its volume projections for the future. The 2021 volume reduction resulted in increased supply chain related costs which were recorded during the second half of the year. These direct costs include the destruction of excess inventory, provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts. The combined expense of $102.9 million recognized for the above items contributed to the Company's decrease in operating income from 2020.

The Company is targeting shipment and depletion volume growth of between 4% and 10% in 2022. The Company’s ability to sustain growth trends and meet these targets may be affected by an increasing number of competing beverages. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. Additionally, changes in the use of media and technology are impacting the economics of how brands are marketed to drinkers and may be diminishing the traditional competitive advantage the Company may have had in buying national media relative to smaller brands. While the Company believes that a combination of innovation, new brand messaging and exploration of new media, and increased investment and sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, maintain the current levels of distributor and retailer support of its brands, and fund its current brand investment levels, and could potentially require a review of long term organization and brewery needs. Currently, the Company believes it can continue to grow in 2022 and in future years, but there is no guarantee its efforts will be successful or profitable.

The Company may not be able to increase supply to meet the increased demand for its products.

Since 2017, demand for the Company’s products has grown significantly and the Company currently estimates depletion growth in 2022 to be between 4% and 10%. These estimated increases would result in 2022 depletion volume at over 2.4 times 2017 volumes.

As demand for its products has grown, the Company has faced increasing challenges in meeting that demand. The challenges have been both production constraints, primarily resulting from canning and variety pack capacity limitations, and can supply constraints. The Company has also become more reliant on third party-owned breweries, particularly City Brewing Company, LLC, to meet demand, as the percentage of its volume produced at Company owned breweries decreased from over 90% in 2017 to approximately 56% in 2021. The Company currently expects that the percentage of total production at breweries and packaging facilities owned by others will be approximately 30% in 2022. The Company’s reliance on production at City Brewing Company, LLC to meet demand has grew from 23% of the Company’s total production volume in 2019 to 32% in 2021.

The Company’s ability to grow and continue to meet increasing consumer demand will be affected by:

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
•
its ability to obtain sufficient quantities of certain packaging materials and ingredients, such as cans, flavorings, cardboard wraps and glass bottles from suppliers; and
•
its ability to reduce risk of both over and under supply by improving and automating manual internal processes for demand and production planning.

If the Company fails to increase supply to meet consumer demand for its products, the Company’s business and financial results may be adversely affected.

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

The demand for packaging materials in the beverage industry has significantly increased and there has been a shortage of capacity, as manufacturers attempt to adjust their supply chains to keep up with the increased demand, which has further increased due to the COVID-19 pandemic. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2020 and 2021, as the Truly and the Twisted brand families grew significantly and overall demand for cans increased, the Company experienced supply constraints for cans. These supply constraints have in turn impacted the Company’s production schedules and increased can cost by having to use a more expensive supplier. The Company is working closely with its suppliers to ensure that the Company has an adequate supply of packaging materials. In addition, the Company is working to increase packaging capacity to accommodate its expected needs for 2022 but there is no assurance it will be successful.

The Company maintains competitive sources for the supply of packaging materials, such as cans, glass, cardboard wraps and shipping cases. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2021, crowns and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition, change in control and consolidation activity in several of the packaging supplier networks which could potentially lead to further disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts. If the Company's needs decline significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant and could have a material adverse impact on the Company's financial results.

Inability to react to changes in demand, reliance on Company-owned production facilities, reduced availability of breweries owned by others, and inability to leverage investment in the Company-owned breweries could have a material adverse effect on the Company’s operations or financial results.

As previously discussed, during 2021, the market for hard seltzer products experienced decelerating growth trends which resulted in the annual volume growth rate declining from 158% in 2020 to 13% in 2021. The volume reduction resulted in combined direct supply chain related costs of $102.9 million recorded during the second half of the year.

The changes in growth trends in the Company’s business, particularly for the Truly Hard Seltzer Brand, as well as added product complexity, heighten the management challenges that the Company faces. In recent years, the Company has had periods of excess capacity that were nevertheless accompanied by product shortages and service issues. The Company’s supply chain struggled under the increased volume and experienced increased operational and freight costs as it reacted. In response to these issues, the Company significantly increased its packaging capabilities and tank capacity and added personnel to address these challenges. There can be no assurance that the Company will effectively address changing consumer demand or manage such increasing product complexity without experiencing similar issues in the future. Planning failures, operating inefficiencies, insufficient employee training, control deficiencies or other similar issues could well have a material adverse effect on the Company’s business and financial results. The growth of the Company, changes in operating procedures and increased complexity have required significant capital investment. In the future, the Company on an overall basis may not see any operating cost leverage from these investments and there is no guarantee that it will.

During 2021, the Company produced approximately 56% of its volume at breweries owned by the Company. This reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak seasons. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shutdowns, pandemic-related or other staffing shortages, or natural or unavoidable catastrophes. If interruptions were to occur, the Company could face significant delays in starting replacement brewing locations and its operating results could be materially adversely affected.

The Company continues to avail itself of capacity at third-party breweries. During 2021, approximately 32% of the Company’s annual shipment volume was brewed and/or packaged under service agreements with City Brewing Company, LLC. In selecting third party breweries for brewing services arrangements, the Company carefully weighs a brewery’s sleek can packaging and automated variety packaging capability and capacity, its quality control capabilities throughout the production process and its ability to utilize traditional brewing, fermenting and finishing methods. To the extent that the Company needs to avail itself of a third-party brewing services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the brewing capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

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

The Company attempts to mitigate production and distribution risks through a combination of owned breweries and access to third-party contract facilities, but there is no guarantee that this strategy will be successful, and it might result in short term costs and inefficiencies which could adversely impact our business and financial results.

Turnover in Company leadership or other key positions may lead to loss of key knowledge or capability and adversely impact Company performance.

The Company has an experienced leadership team with an established track record of business success and innovation in the beverage and consumer goods industries. For example, Dave Burwick joined the Company as its President and Chief Executive Officer in 2018. Prior to commencing that role, Mr. Burwick had served on Boston Beer’s Board of Directors since 2005. His most recent prior role was Chief Executive Officer of Peet’s Coffee and prior to joining Peet’s, Mr. Burwick served as President of North America for Weight Watchers and in numerous leadership roles over 20 years at PepsiCo, including Chief Marketing Officer of Pepsi-Cola North America. The Company may well experience changes in key leadership or key positions in the future. The departure of key leadership personnel, especially a Chief Executive Officer, can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the declining growth environment that faced the Company in 2021. Failure to attract and retain the right talent, or to manage the transition of responsibilities resulting from such turnover smoothly, would affect the Company's ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.

The Company has significantly increased its product offerings and distribution footprint, which increases complexity and could adversely affect the Company’s performance and financial results.

The Company has significantly increased the number of commercially available hard seltzers, beers, hard ciders, spirits RTDs and distilled spirits that it produces. In the last five years, the Company has developed, introduced and reformulated many new and existing beverage styles under the Truly Hard Seltzer, Twisted Tea, Samuel Adams and Angry Orchard brands. The Dogfish Head brand, acquired in July 2019, currently has over 25 styles of beer, 15 styles of distilled spirits, 5 spirits RTDs, three brewery tap rooms, a restaurant, and a boutique Inn. In January 2020, the Company opened the Samuel Adams Tap Room and small brewery in downtown Boston. The Company currently operates 10 retail locations, including eight brewery tap rooms, a cidery tasting room and a restaurant, where its beverages are sold and consumed on-premise. The Company developed and introduced the Bevy Long drink brand in late 2021 and has plans to launch three additional brands in 2022. Two of these three new brands, Hard Mountain Dew and Sauza Agave cocktails, are under agreements with Pepsi and Beam, respectively. During 2022, mostly under the Truly brand, the Company has plans to add new beverage styles and reformulate existing styles of beverages.

These additional brands, styles, reformulations and locations, along with the increases in demand for certain existing brands, have added to the complexity of the Company’s product development process, as well as its brewing, fermenting, distilling, packaging, marketing and selling processes, and retail operations. There can be no assurance that the Company will effectively manage such increased complexity, without experiencing coordination issues, operating inefficiencies, supply shortages or control deficiencies. Such inefficiencies or deficiencies could have a material adverse effect on the Company’s business and financial results
.

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

•
adverse impact on overall profitability, if the Company’s expanded operations do not achieve the growth prospects, net revenues, earnings, cost or revenue synergies, or other financial results projected in the Company’s valuation models, or delays in the realization thereof; and
•
the potential future write-off of significant amounts of intangible assets and/or other tangible assets if the Dogfish Head business does not perform in the future as expected, or other potential financial accounting or reporting impacts

The Company cannot assure that it will realize the expected benefits of the Dogfish Head transaction. The Company’s failure to adequately manage the risks associated with the transaction could have a material adverse effect on its business, liquidity, financial condition or results of operations.

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

In addition to these inherent brand risks, C. James Koch, the founder and Chairman of the Company, as well as the founders of Dogfish Head brand, Samuel Calagione, Founder and Brewer, Dogfish Head Brewery and Mariah Calagione, Founder and Communitarian, Dogfish Head Brewery, are an integral part of the Company’s history, brand equity and current and potential future brand messaging and the Company relies on the positive public perception of these founders. The role of these founders as founders, brewers and leaders of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If these founders were not available to the Company to continue their active roles, their absence could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if drinkers’ perceptions of these founders including their social or political views, were to change negatively. If any negative changes were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its history, equity and current and potential future brand messaging. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

The Company is dependent on key ingredient suppliers, including foreign sources; its dependence on foreign sources creates foreign currency exposure for the Company; the Company’s use of natural ingredients creates weather and crop reliability and excess/shortage inventory exposure for the Company.

The Company purchases a substantial portion of the ingredients used in its beverages including its flavorings, malt, hops, apples and other ingredients, from a limited number of foreign and domestic suppliers. The Company has historically not experienced material difficulties in obtaining timely delivery from its ingredient suppliers and currently believes that it will have sufficient supply of ingredients in 2022. The Company believes that there are alternative sources available for some of the ingredients, but there can be no assurance that the Company would be able to acquire such ingredients from substitute sources on a timely or cost-effective basis, in the event that current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements were secured.

The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers.

The Company purchased most of the malt used in the production of its beer from four suppliers during 2021. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The

Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in other areas of Europe, the United States, and New Zealand. Noble hops are grown in several specific areas in Germany and the Czech Republic that are recognized for growing hops with superior taste and aroma properties. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. The performance and availability of the hops, as with any agricultural product, may be materially adversely affected by factors such as adverse weather or pests and there is no guarantee the contracts will be fulfilled completely. The Company enters into purchase commitments with nine primary hop dealers and attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers, based on its best estimate of likely short-term demand. The failure of management’s assumptions regarding future sales growth, product mix and hops market conditions to prove accurate could result in future material losses.

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

The Company’s new product development can also be constrained by any limited availability of the desired ingredients. Growth rates higher than planned or the introduction of new products requiring special ingredients could create demand for ingredients greater than the Company can source.

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

The Company’s operations are subject to certain operating hazards that could result in unexpected costs or product recalls that could harm the Company’s business.

The Company’s operations are subject to certain hazards and liability risks faced by all beverage companies, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging, or defective packaging and handling. Such occurrences may create bad tasting beverages, or pose health risk to the consumer or risk to the integrity and safety of the packaging. These could result in unexpected costs to the Company and, in the case of a costly product recall, potentially serious damage to the Company’s reputation for product quality, as well as product liability claims.

The Company relies upon complex information systems and vulnerabilities or disruptions of these systems could expose us to liability and harm our business and operations.

The Company depends on information technology to be able to operate efficiently and interface with customers and suppliers, as well as maintain financial and accounting reporting accuracy to ensure compliance with all applicable laws. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breaches. The Company recognizes that many groups on a world-wide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware and ransomware. The Company has dedicated internal and external resources to review and address such threats. However, as with all large information technology systems, the Company’s systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting information, disrupting business processes, or engaging in the unauthorized use of strategic information. Such unauthorized access could disrupt business operations and could result in the loss of assets or revenues, remediation costs or damage to the Company’s reputation, as well as litigation against the Company by third parties adversely affected by the unauthorized access. Such events could have a material adverse effect on the Company’s business and financial results. The Company also relies on third parties for supply of software, software and data hosting and telecommunications and networking, and is reliant on those third parties for the quality and integrity of these complex services. Failure by a third party supplier could have material adverse effects on the Company’s ability to operate.

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

The Class B shareholder has significant control over the Company.

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

While the Company has from time to time in the past been involved in material litigation, it is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on the Company’s financial condition or the results of its operations. In general, while the Company believes it conducts its business appropriately in accordance with laws, regulations and industry guidelines, claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results. See Item 3 - Legal Proceedings below.

Risks Related to General Economic Conditions

The Company’s operating results and cash flow may be adversely affected by unfavorable economic, financial and societal market conditions.

Volatility and uncertainty in the financial markets and economic conditions generally may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy and agricultural products may rise faster than current estimates, including increases resulting from currency fluctuations; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s Distributors may increase; (d) the impact of currency fluctuations on amounts owed to the Company by distributors that pay in foreign currencies; (e) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (f) overall beer consumption may decline; or (g) drinkers of the Company’s products may change their purchase preferences and frequency, which might result in sales declines.

Item 1B. Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2021 fiscal year, and (3) remain unresolved.

Item 2. Properties

The Company maintains its principal corporate offices in approximately 54,200 square feet of leased space located in Boston, Massachusetts, the term of which is set to expire in 2031.

The Company owns approximately 76 acres of land in Breinigsville, Pennsylvania, consisting of two parcels on which the Company’s Pennsylvania Brewery is located. The buildings on this property consist of approximately 1 million square feet of brewery and warehouse space.

The Company owns approximately 57 acres of land in Milton, Delaware, consisting of the parcels on which the Company’s Milton Brewery is located. The buildings on this property consist of approximately 240,000 square feet of brewery and warehouse space.

The Company owns approximately 10 acres of land in Cincinnati, Ohio, on which the Company’s Cincinnati Brewery is located, and leases, with an option to purchase, approximately 1 acre of land from the City of Cincinnati which abuts its property. The buildings on this property consist of approximately 128,500 square feet of brewery and warehouse space.

The Company owns approximately 62 acres of land in Walden, New York, consisting of an apple orchard and buildings, including a small cidery, gift shop and tour center. The small cidery, gift shop and tour center on this property consist of approximately 15,000 square feet of space.

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

The Company leases approximately 6,666 square feet of space in Boston, Massachusetts, on which it maintains a research and development site. The current term of the lease for this facility will expire in 2026, although it has an option to extend the term for an additional three years in one-year increments.

The Company leases approximately 48,650 square feet of space in Los Angeles, California, on which it maintains an Angel City brand tap room, small brewery and tour center. The current term of the lease for this facility will expire in 2026.

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

The Company, under a development agreement, has access to approximately 900 square feet of space in Windsor, Ontario, on which it maintains a cannabis research and development facility. The current term of the agreement for this facility will expire in 2026.

The Company also leases small offices in Burlington, Vermont, Cincinnati, Ohio, Montreal, Quebec, and Toronto, Ontario as well as various warehousing facilities across the United States and Canada.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required.

Item 3. Legal Proceedings

The Company is and in the future may be party to legal proceedings and claims, including class action claims, where significant damages are asserted against it. Given the inherent uncertainty of litigation, it is possible that the Company could incur liabilities as a consequence of these claims, which may or may not have a material adverse effect on the Company’s financial condition or the results of its operations. The Company accrues loss contingencies if in the opinion of management and its legal counsel, the risk of loss is probable and able to be estimated. Material pending legal proceedings are discussed below.

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. A second, nearly identical purported class action lawsuit was filed by another individual shareholder in the same court on October 8, 2021. The two cases were consolidated on December 14, 2021, and an amended complaint was filed on January 13, 2022. The Company intends to vigorously defend against this lawsuit. A range of potential loss is not estimable at this time.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The graph set forth below shows the value of an investment of $100 on January 1, 2017 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) for the five years ending December 25, 2021.

Total Return to Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/30/2017	12/29/2018	12/28/2019	12/26/2020	12/25/2021
The Boston Beer Company, Inc.	12.51	24.97	58.59	167.97	(48.29)
S&P 500 Index	21.83	(5.20)	32.97	16.40	29.44
S&P 500 Beverages Index	18.84	(3.29)	23.99	6.56	14.51

		INDEXED RETURNS Years Ending
Company Name / Index	Base Period 12/31/16	12/30/17	12/29/18	12/28/19	12/26/2020	12/25/2021
The Boston Beer Company, Inc.	83	93.04	116.27	184.40	494.12	309.02
S&P 500 Index	111	135.32	128.28	170.57	198.54	231.29
S&P 500 Beverages Index	102	120.94	116.97	145.03	154.54	173.89

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
DOLLARS
700
600
500
400
300
200
100
0
2016
2017
2018
2019
2020
2021
The Boston Beer Company, Inc.
S&P 500 Index
S&P 500 Beverages Index

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange under the symbol SAM.

There were 7,382 holders of record of the Company’s Class A Common Stock as of February 18, 2022. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 18, 2022, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $378.26.

Class A Common Stock

At December 25, 2021, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $.01, of which 10,183,801 were issued and outstanding, which includes 37,848 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 25, 2021, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $.01, of which 2,068,000 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 18, 2022, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of Class A Common Stock

In 1998, the Board of Directors authorized management to implement a stock repurchase program with a limit of $931.0 million. As of December 25, 2021, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million.

During the twelve months ended December 25, 2021, the Company repurchased 433 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 27, 2020 to January 30, 2021	-	$-	—	$90,335
January 31, 2021 to February 27, 2021	20	218.79	—	90,335
February 28, 2021 to March 27, 2021	163	192.77	—	90,335
March 28, 2021 to May 1, 2021	-	—	—	90,335
May 2, 2021 to May 29, 2021	94	314.86	—	90,335
May 30, 2021 to June 26, 2021	2	135.88	—	90,335
June 27, 2021 to July 31, 2021	40	209.37	—	90,335
August 1, 2021 to August 28, 2021	71	422.16	—	90,335
August 29, 2021 to September 25, 2021	—	—	—	90,335
September 26, 2021 to October 30, 2021	—	—	—	90,335
October 31, 2021 to November 27, 2021	14	373.61	—	90,335
November 28, 2021 to December 25, 2021	29	211.63	—	90,335
Total	433	$266.47	—	$90,335

Item 6. [Reserved]

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

Introduction and Slowdown of the Hard Seltzer Market Impact

The Boston Beer Company is engaged in the business of producing and selling alcohol beverages primarily in the domestic market and, to a lesser extent, in selected international markets. The Company’s revenues are primarily derived by selling its beverages to Distributors, who in turn sell the products to retailers and drinkers.

Most of the Company’s beverages which include hard seltzers, beers, and hard ciders, are primarily positioned in the market for High End beer occasions. The High End category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share in the total beer category, as drinkers continue to trade up in taste and quality. Boston Beer is one of the largest suppliers in the High End category in the United States. In measured off-premise channels, the Company estimates that its full year percentage volume growth in 2020 and 2021 was approximately 25% and 2%, respectively. These trends are significantly above the total beer category percentage volume growth of 10% in 2020 and a decline of approximately 5% in 2021. The Company believes that the High End category is now over 38% of the United States beer market and the Company has approximately a 11% market share of the High End category. Depletions or Distributor sales to retailers of the Company’s beverages for the 52 week fiscal period ended December 25, 2021, increased approximately 22% from the comparable 52 week fiscal period in the prior year.

During the year ended December 25, 2021, the market for hard seltzer products experienced decelerating growth trends, which resulted in the annual volume growth rate declining from 158% in 2020 to 13% in 2021. The slowdown in growth trends greatly impacted the Company's volume of production and shipments, as well as its projections for the future. The volume reduction resulted in several supply chain related costs recorded during the second half of the year. These costs include provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts.

During the year ended December 25, 2021, the Company recorded excess and obsolete inventory reserves and other inventory related costs totaling $59.5 million related specifically to a decline in future volume projections, inclusive of estimated destruction costs of $6.1 million. The reserves were recorded for inventory that the Company believes will expire, not be used or otherwise offers no net realizable value to the Company based on its current volume and production forecasts. These reserves were recorded for Truly finished goods inventory that is not expected to be sold prior to expiration, Truly packaging, Truly flavorings and other raw materials that are not projected to be used or will expire prior to being used in production. The actual write-offs and costs to destroy the inventory identified as excess and obsolete may vary from this estimate. The inventory related reserves were recorded within cost of goods sold.

The Company has several third-party production agreements in place to meet the expected increased demand for Truly. Due to the volume slowdown, the Company determined that not all of these agreements are needed to meet adjusted expected demand. Several of these agreements included guaranteed payments and payments for capital expenditures incurred by the third-parties that the Company is still obligated to pay. During the year ended December 25, 2021, the Company recorded contract termination costs totaling $14.8 million, which are recorded within contract termination costs and other. Additionally, the Company wrote off $9.5 million of amounts prepaid pursuant to a third-party production agreement that the Company has no future plans to utilize. Also pursuant to that third-party production agreement, the Company expects to incur shortfall fees of $10.3 million. These shortfall fees have been factored into the Company's estimates of future performance and financial outlook and are explained in greater detail within Note J of the financial statements.

Due to the reduction in its production volume projections, the Company evaluated its construction in progress capital projects to determine if the assets would generate future economic benefits and concluded that certain projects were impaired. During the year ended December 25, 2021 the Company recognized impairment expense of $12.7 million related to projects that will be cancelled due to the volume slowdown and a provision of $6.3 million for amounts owed to third-parties under non-cancellable purchase orders for components of the cancelled projects which was recorded within contract termination costs and other.

The combined expense of $102.9 million recognized during the year ended December 25, 2021 for the above items contributed to the Company's decrease in operating income from the prior year.

Results of Operations

Year Ended December 25, 2021 Compared to Year Ended December 26, 2020

	Year Ended (in thousands, except per barrel)
	Dec. 25 2021			Dec. 26 2020			Amount change	% change	Per barrel change
Barrels sold		8,504			7,368		1,135	15.4%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$2,057,622	$241.97	100.0%	$1,736,432	$235.67	100.0%	$321,190	18.5%	$6.31
Cost of goods	1,259,830	148.15	61.2%	921,980	125.13	53.1%	337,850	36.6%	23.02
Gross profit	797,792	93.82	38.8%	814,452	110.54	46.9%	(16,660)	(2.0)%	(16.72)
Advertising, promotional and selling expenses	606,994	71.38	29.5%	447,568	60.74	25.8%	159,426	35.6%	10.64
General and administrative expenses	133,624	15.71	6.5%	118,211	16.04	6.8%	15,413	13.0%	(0.33)
Contract termination costs and other	30,678	3.61	1.5%	—	—	0.0%	30,678	100.0%	3.61
Impairment of assets	18,499	2.18	0.9%	4,466	0.61	0.3%	14,033	314.2%	1.57
Total operating expenses	789,795	92.88	38.4%	570,245	77.39	32.8%	219,550	38.5%	15.49
Operating income	7,997	0.94	0.4%	244,207	33.14	14.1%	(236,210)	(96.7)%	(32.20)
Other (expense) income, net	(1,088)	(0.13)	(0.1)%	23	0.00	0.0%	(1,111)	(4830.4)%	(0.13)
Income before provision for income taxes	6,909	0.81	0.3%	244,230	33.15	14.1%	(237,321)	(97.2)%	(32.33)
Income tax (benefit) provision	(7,644)	(0.90)	(0.4)%	52,270	7.09	3.0%	(59,914)	(114.6)%	(7.99)
Net income	$14,553	$1.71	0.7%	$191,960	$26.05	11.1%	$(177,407)	(92.4)%	$(24.34)

Slowdown of Hard Seltzer Category Impact. The results for the year ended December 25, 2021 include direct costs resulting from the slowdown of the hard seltzer category of $102.9 million, before the related tax benefit. These costs include inventory obsolescence, estimated destruction costs and other inventory related costs of $59.5 million, contract termination costs primarily for excess third-party contract production of $30.7 million and construction in progress impairments of $12.7 million. The total direct costs of $102.9 million have been recorded in financial statements for the year ended December 25, 2021 as a $59.5 million increase in cost of goods sold, $30.7 million in contract termination fees and $12.7 million in impairments of assets.

In addition, the results for the year ended December 25, 2021 include indirect costs resulting from the slowdown of the hard seltzer category of $93.5 million, before the related tax benefit. These costs include unfavorable absorption impacts at Company-owned breweries and downtime charges at third party breweries of $38.8 million, increased raw materials sourcing and warehousing costs of $28.0 million and provisions for out of code or damaged products of $19.7 million and other costs of $7.0 million. The total costs of $93.5 million have been recorded in financial statements for the year ended December 25, 2021 as a $16.1 million reduction in net revenue and a $77.4 million increase in cost of goods sold.

Net revenue. Net revenue increased by $321.2 million, or 18.5%, to $2,057.6 million for the year ended December 25, 2021, as compared to $1,736.4 million for the year ended December 26, 2020, due primarily to increased shipments.

Volume. Total shipment volume of 8,504,000 barrels for the year ended December 25, 2021 increased by 15.4% over 2020 levels of 7,368,000 barrels, due primarily to increases in shipments of the Company’s Twisted Tea, Truly Hard Seltzer, Samuel Adams, Angry Orchard and Dogfish Head brands.

Depletions, or sales by Distributors to retailers, of the Company’s products for the year ended December 25, 2021 increased by approximately 22% compared to the prior year, primarily due to increases in depletions of the Company’s Truly Hard Seltzer, Twisted Tea, Samuel Adams and Dogfish Head brands, partially offset by decreases in its Angry Orchard brand.

Net Revenue per barrel. The net revenue per barrel increased by 2.7% to $241.97 per barrel for the year ended December 25, 2021, as compared to $235.67 per barrel for the year ended December 26, 2020, primarily due to price increases partially offset by unfavorable package mix.

Cost of goods sold. Cost of goods sold was $148.15 per barrel for the year ended December 25, 2021, as compared to $125.13 per barrel for the year ended December 26, 2020. The 2021 increase in cost of goods sold of $23.02 or 18.4% per barrel was primarily the result of $136.9 million direct and indirect volume adjustment costs, described above, and higher materials cost.

Gross profit. Gross profit was $93.82 per barrel for the year ended December 25, 2021, as compared to $110.54 per barrel for the year ended December 26, 2020. Gross margin was 38.8% for the year ended December 25, 2021, as compared to 46.9% for the year ended December 26, 2020.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses, increased $159.4 million, or 35.6%, to $607.0 million for the year ended December 25, 2021, as compared to $447.6 million for the year ended December 26, 2020. The increase was primarily the result of increased brand investments of $90.4 million, mainly driven by higher media, production and local marketing investments and increased freight to distributors of $69.9 million that was primarily due to higher rates and volumes.

Advertising, promotional and selling expenses were 29.5% of net revenue, or $71.38 per barrel, for the year ended December 25, 2021, as compared to 25.8% of net revenue, or $60.74 per barrel, for the year ended December 26, 2020. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative. General and administrative expenses increased by $15.4 million, or 13.0%, to $133.6 million for the year ended December 25, 2021, as compared to $118.2 million for the comparable period in 2020. The increase was primarily due to increases in external services and salaries and benefits costs.

Impairment of assets. For the year ended December 25, 2021, the Company incurred impairment charges of $18.5 million, based upon its review of the carrying values of its property, plant and equipment. These impairment charges were primarily due to write-downs of equipment related to the slowdown of the hard seltzer category.

Stock-based compensation expense. For the year ended December 25, 2021, an aggregate of $18.6 million in stock-based compensation expense is included in advertising, promotional and selling expenses and general and administrative expenses. Stock compensation increased by $3.3 million in 2021 compared to 2020, primarily due to achievement of performance-based awards.

Provision for income taxes. The Company’s effective tax rate for 2021 was a benefit of 110.7% compared to a tax provision of 21.4% in the prior year. This change in rate was primarily due to the impact of changes in the tax benefit from stock option activity recorded in accordance with ASU 2016-09 and the impact of lower pretax income for the full year 2021 compared to 2020.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash and cash equivalents and restricted cash decreased to $66.3 million as of December 25, 2021 from $163.3 million as of December 26, 2020, reflecting purchases of property, plant and equipment and payment of tax withholding on stock-based payment awards and investment shares, partially offset by cash provided by operating activities and proceeds from exercise of stock options and sale of investment shares.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense and related excess tax benefit, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities decreased from $253.4 million in 2020 to $56.3 million in 2021 principally as a result of lower net income due to the slowdown of the hard seltzer market and increases in income tax receivables.

Cash used in investing activities increased from $139.1 million in 2020 to $146.6 million in 2021, primarily as a result of capital investments made mostly in the Company’s breweries to increase capacity, drive efficiencies and cost reductions, and support product innovation.

Cash used by financing activities was $6.6 million during 2021, as compared to $12.3 million provided by financing activities during 2020. The $19.0 million decrease in cash provided by financing activities in 2021 from 2020 is primarily due to higher payment of tax withholding on stock-based payment awards and investment shares.

In 1998, the Board of Directors authorized management to implement a stock repurchase program. During the year ended December 25, 2021, the Company did not repurchase any shares of its Class A Common Stock under the stock repurchase program. As of December 25, 2021, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million. From December 26, 2021 through February 18, 2022, the Company did not repurchase any shares of its Class A Common Stock. The Company has approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company’s $150.0 million credit facility has a term scheduled to expire March 31, 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility and has drawn $20.0 million under the credit facility, which it anticipates repaying during its second fiscal quarter. See Note L of the Notes to Consolidated Financial Statements for further information regarding the Company’s revolving credit facility. To provide additional funding for its longer term liquidity needs, the Company intends to seek an extension of or replacement for its existing credit facility prior to its scheduled expiration in 2023.

The Company believes that its cash balance as of December 25, 2021 of $26.8 million, along with future cash flows from operations, amounts available under the Company’s existing revolving line of credit, and the Company’s ability to obtain future external financing, will be sufficient to fund the Company’s cash requirements for the next 12 months and in the longer term.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $62.6 million, $11.3 million and $8.1 million in fiscal years 2021, 2020 and 2019, respectively.

Valuation of Property, Plant and Equipment

The carrying value of property, plant and equipment, net of accumulated depreciation, at December 25, 2021 was $664.8 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of assets included in operating expenses was $18.5 million, $4.4 million and $0.9 million in fiscal years 2021, 2020 and 2019, respectively.

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

The Company’s annual goodwill impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the Company’s goodwill was substantially greater than the carrying value and there was no impairment to record during 2021. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

The Company’s annual intangible asset impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the intangible assets was greater than the carrying value and there was no impairment to record during 2021. The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. The Dogfish Head trademark which was determined to have an indefinite useful life is not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

The fair value of the Dogfish Head trademark calculated in the third quarter of 2021 equaled 120.7% of its carrying value. The carrying value of the Dogfish Head trademark was $98.5 million as of December 25, 2021. Significant judgement is required to estimate the fair value the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, the tax rate and other factors. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, competitive activities, as well as the impact the COVID-19 pandemic has had on the Company. The assumptions and projections used in the estimate of fair value are consistent with historical trends and those used in current strategic operating plans which include growing the new Dogfish Head spirits RTD product line that was launched in 2021. The Company believes its assumptions are reasonable and comparable to those that would be used by other marketplace participants. The COVID-19 pandemic has continued to impact the Company's Dogfish Head brand through temporary closures and other restrictions of certain on-premise channels of distribution leading to a corresponding decline in net revenues generated from those on-premise channels compared to pre-pandemic periods. There continues to be a significant amount of uncertainty relating to how the pandemic will evolve and how governments and consumers will react.

The Company’s third quarter 2021 impairment evaluation assumes the pandemic’s impact on revenues will continue to abate during fiscal 2022 and significantly improve by the second half of fiscal 2022. If these estimates or the estimates related to new product lines and related assumptions change in the future, the Company may be required to recognize an impairment loss for the Dogfish Head trademark which could have a material adverse impact on the Company’s financial statements.

The Company performed a sensitivity analysis on our significant assumptions used in the Dogfish Head trademark fair value calculation, each of which we determined to be reasonable, and determined the following:

•
A decrease in the revenue growth rates of 42.5% would decrease the fair value calculation from 120.7% of carrying value to 100% of carrying value.
•
A decrease in the discount rate of 1.5% would increase the fair value to 149.1% of carrying value and an increase of the discount rate of 1.5% would decrease the fair value to 100.9% of carrying value.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 25, 2021 and December 26, 2020, the Company has deferred $8.0 million and $13.5 million, respectively in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. As of December 25, 2021 and December 26, 2020, the stale beer reserve was $6.0 million and $3.1 million, respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations, and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $126.1 million, $85.0 million and $75.2 million in fiscal year 2021, 2020 and 2019, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2021, 2020 and 2019 were $72.7 million, $59.3 million and $43.9 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2021, 2020 and 2019 were $53.4 million, $25.7 million and $31.2 million, respectively. In fiscal 2021, 2020 and 2019, the Company recorded certain of these costs in the total amount of $42.0 million, $23.1 million, and $21.6 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $18.6 million, $15.3 million and $12.3 million in fiscal years 2021, 2020 and 2019, respectively.

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

The High End category within the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates competition among domestic craft brewers will remain strong, as the number of craft brewers continues to grow. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the High End category. As the market matures and the High End category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its over 400 Distributors nationwide and the Company’s sales force of approximately 520 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the High End Beer category.

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

The interest rate for borrowings under the Company’s credit facility is based on either (i) the Alternative Prime Rate (3.25% at December 25, 2021) or (ii) the applicable LIBOR rate (0.09% at December 25, 2021) plus 0.45%, and therefore, subjects the Company to fluctuations in such rates. As of December 25, 2021, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $2.1 million as of December 25, 2021.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

The Boston Beer Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the "Company") as of December 25, 2021 and December 26, 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 25, 2021, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 25, 2021 and December 26,2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Dogfish Head Brand Name Intangible — Refer to Notes B and I to the financial statements

Critical Audit Matter Description

The Company has an indefinite lived intangible asset consisting of the Dogfish Head Brand Name (the “brand intangible asset”). As of December 25, 2021, the carrying value of the brand intangible asset was $98.5 million. Management estimates the fair value of the brand intangible asset annually on its elected assessment date which is the last day of the Company’s August fiscal month, or more often if impairment indicators are present, using the relief-from-royalty method, which is a discounted cash flow method. The results of the impairment test indicated the estimated fair value of the brand intangible asset was in excess of the carrying value, and accordingly, no impairment existed. The determination of fair value requires management to make significant estimates and assumptions related to forecasted revenues, including growth rates, royalty rate, and discount rate used to estimate the fair value of the brand name intangible asset.

We identified the valuation of the brand intangible asset as a critical audit matter because of the significant judgments and assumptions management makes in estimating the fair value of the brand intangible asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasted revenues, royalty rate and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted revenues, royalty rate and discount rate utilized in the valuation model in estimating the fair value of the brand name intangible asset included the following, among others:

•
We tested the effectiveness of controls over management’s intangible asset impairment evaluation, including those over the determination of the fair value of the brand intangible asset, such as controls related to management’s forecasts of future revenue, royalty rate and discount rate.

•
We evaluated management’s ability to accurately forecast revenues by comparing actual revenues to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing forecasted revenues to:

•
Underlying analysis detailing the Company’s business strategies and growth plans including consideration of the effects of new products.
•
Historical results and industry reports.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and management’s assumptions including the royalty rate and discount rate by:

•
Testing the source information underlying the determination of the royalty rate, discount rate and the mathematical accuracy of the calculations.
•
Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by management.

Reserve for Excess or Expired Inventory — Refer to Notes B, C, and E to the financial statements

Critical Audit Matter Description

Inventories are valued at the lower of cost or net realizable value. The inventory balance is recorded net of a reserve for excess or expired inventory. The Company’s reserve for excess or expired inventory as of December 25, 2021 was $43.1 million. If the Company’s estimate results in an inventory value below the cost, an allowance is recorded to reduce the carrying value of such inventories to net realizable value through a charge to cost of goods sold. The determination of the amount of excess or expired inventory requires management to make significant estimates and assumptions related to forecasts of future demand for the Company’s products, shelf-life of various ingredients and finished goods.

We identified the reserve for excess or expired inventory as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimate and assumptions due to the subjective nature of the estimates described above.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for excess or expired inventory, included the following, among others:

•
We tested the effectiveness of controls over the reserve for excess or expired inventory, including controls over the significant inputs, including the forecasted demand and shelf-life, that are used in management’s estimate.

•
We obtained an understanding of the process and assumptions used by management to determine the reserve for excess or expired inventory.

•
We evaluated the appropriateness of specific inputs supporting management’s estimate, including the forecasted demand and expiration for the Company’s products.

•
We tested a sample of inventory items to determine if the reserve for excess or expired was reasonable through evaluation of historical demand, recent trends and market information about future trends.

•
We tested the mathematical accuracy of the Company’s inventory excess or expired reserve calculation.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2022

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

Revenue	$2,196,650	$1,851,813	$1,329,108
Less excise taxes	139,028	115,381	79,284
Net revenue	2,057,622	1,736,432	1,249,824
Cost of goods sold	1,259,830	921,980	635,658
Gross profit	797,792	814,452	614,166
Operating expenses:
Advertising, promotional and selling expenses	606,994	447,568	355,613
General and administrative expenses	133,624	118,211	112,730
Contract termination costs and other	30,678	—	—
Impairment of assets	18,499	4,466	911
Total operating expenses	789,795	570,245	469,254
Operating income	7,997	244,207	144,912
Other (expense) income:
Interest (expense) income, net	(110)	(199)	647
Other (expense) income, net	(978)	222	(1,189)
Total other (expense) income, net	(1,088)	23	(542)
Income before income tax (benefit) provision	6,909	244,230	144,370
Income tax (benefit) provision	(7,644)	52,270	34,329
Net income	$14,553	$191,960	$110,041
Net income per common share - basic	$1.19	$15.73	$9.26
Net income per common share - diluted	$1.17	$15.53	$9.16
Weighted-average number of common shares - basic	12,280	12,204	11,886
Weighted-average number of common shares - diluted	12,436	12,283	11,908
Net income	$14,553	$191,960	$110,041
Other comprehensive income (loss):
Foreign currency translation adjustment	(32)	25	47
Defined benefit plans liability adjustment	90	1,392	(519)
Total other comprehensive income (loss), net of tax	58	1,417	(472)
Comprehensive income	$14,611	$193,377	$109,569

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

The accompanying notes are an integral part of these consolidated financial statements.

	December 25, 2021	December 26, 2020

Assets
Current Assets:
Cash and cash equivalents	$26,853	$163,282
Restricted cash	39,468	-
Accounts receivable	55,022	78,358
Inventories	149,118	130,910
Prepaid expenses and other current assets	21,462	30,230
Income tax receivable	53,418	10,393
Total current assets	345,341	413,173
Property, plant and equipment, net	664,815	623,083
Operating right-of-use assets	52,774	58,483
Goodwill	112,529	112,529
Intangible assets	103,677	103,930
Third-party production prepayments	88,294	56,843
Other assets	19,354	10,784
Total assets	$1,386,784	$1,378,825
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$85,920	$121,647
Accrued expenses and other current liabilities	161,552	129,544
Current operating lease liabilities	7,634	8,232
Total current liabilities	255,106	259,423
Deferred income taxes, net	87,495	92,665
Non-current operating lease liabilities	53,849	59,171
Other liabilities	6,925	10,599
Total liabilities	403,375	421,858
Commitments and Contingencies (See Note N)
Stockholders' Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,183,801 and 10,004,681 issued and outstanding as of December 25, 2021 and December 26, 2020, respectively	102	100
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,068,000 and 2,177,983 issued and outstanding as of December 25, 2021 and December 26, 2020, respectively	21	22
Additional paid-in capital	611,622	599,737
Accumulated other comprehensive loss	(194)	(252)
Retained earnings	371,858	357,360
Total stockholders' equity	983,409	956,967
Total liabilities and stockholders' equity	$1,386,784	$1,378,825

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

(in thousands)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 29, 2018	8,580	$86	2,918	$29	$405,711	$(1,197)	$55,688	$460,317
Net income							110,041	110,041
Stock options exercised and restricted shares activities	116	1			8,998			8,999
Stock-based compensation expense					12,337			12,337
Shares issued in connection with Dogfish Head merger	430	5			144,738			144,743
Conversion from Class B to Class A	245	2	(245)	(2)				-
Defined benefit plans liability adjustment, net of tax of $176						(519)		(519)
Adoption of ASU 2014-09, Revenue from Contracts with Customers, tax adjustment							(329)	(329)
Currency translation adjustment						47		47
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636

Net income							191,960	191,960
Stock options exercised and restricted shares activities	139	1			12,671			12,672
Stock-based compensation expense					15,282			15,282
Conversion from Class B to Class A	495	5	(495)	(5)				-
Defined benefit plans liability adjustment, net of tax of $467						1,392		1,392
Foreign currency translation adjustment						25		25
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967

Net income							14,553	14,553
Stock options exercised and restricted shares activities	69	1			(6,730)			(6,729)
Stock-based compensation expense					18,615			18,615
Conversion from Class B to Class A	110	1	(110)	(1)				-
Defined benefit plans liability adjustment, net of tax of $20						90		90
Impact of ASU 2019-12							(55)	(55)
Foreign currency translation adjustment						(32)		(32)
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Cash flows provided by operating activities:
Net income	$14,553	$191,960	$110,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,096	65,657	56,271
Impairment of assets	18,499	4,466	911
(Gain) loss on disposal of property, plant and equipment	(217)	(639)	871
Change in right-of-use assets	8,018	7,355	4,207
Bad debt (recovery) expense	(182)	488	45
Stock-based compensation expense	18,615	15,282	12,337
Deferred income taxes	(5,225)	17,655	7,404
Changes in operating assets and liabilities:
Accounts receivable	23,071	(24,014)	(12,260)
Inventories	(21,224)	(24,463)	(24,932)
Prepaid expenses, income tax receivable and other current assets	(49,073)	(9,531)	(383)
Third-party production prepayments	(16,635)	(53,851)	(14,019)
Other assets	(5,699)	(351)	540
Accounts payable	(27,361)	40,771	21,417
Accrued expenses and other current liabilities	38,894	24,469	18,618
Change in operating lease liabilities	(8,229)	(3,786)	(3,277)
Other liabilities	(3,604)	1,939	451
Net cash provided by operating activities	56,297	253,407	178,242
Cash flows used in investing activities:
Purchases of property, plant and equipment	(147,919)	(139,996)	(93,233)
Proceeds from disposal of property, plant and equipment	1,157	487	165
Investment in Dogfish Head, net of cash acquired	—	—	(165,517)
Other investing activities	145	392	(244)
Net cash used in investing activities	(146,617)	(139,117)	(258,829)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	10,465	15,274	9,236
Net cash paid on note payable and finance leases	(1,570)	(1,260)	(378)
Cash borrowed on line of credit	—	100,000	97,000
Cash paid on line of credit	—	(100,000)	(97,000)
Payment of tax withholding on stock-based payment awards and investment shares	(15,536)	(1,692)	—
Net cash (used in) provided by financing activities	(6,641)	12,322	8,858
Change in cash and cash equivalents	(96,961)	126,612	(71,729)
Cash and cash equivalents and restricted cash at beginning of year	163,282	36,670	108,399
Cash and cash equivalents and restricted cash at end of period	$66,321	$163,282	$36,670
Supplemental disclosure of cash flow information:
Non cash consideration issued in Dogfish Head Transaction (See Note P)	$—	$—	$144,743
Income taxes paid	$53,889	$36,032	$30,760
Income taxes refunded	$12,668	$60	$18
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$10,495	$6,194	$4,696
Operating cash flows from finance leases	$121	$143	$56
Financing cash flows from finance leases	$1,499	$1,192	$313
Right-of-use-assets obtained in exchange for operating lease obligations	$2,309	$12,081	$57,966
Right-of-use-assets obtained in exchange for finance lease obligations	$472	$2,689	$2,837
Interest paid on revolving credit facility	$—	$246	$451
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$15,824	$9,387	$6,632
Supplemental disclosure of cash, cash equivalents and restricted cash
	As of
	December 25, 2021	December 26, 2020	December 28, 2019
Cash and cash equivalents	$26,853	$163,282	$36,670
Restricted cash	$39,468	—	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$66,321	$163,282	$36,670

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2021

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company” and “Bevy Long Drink Co."

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three-week period ending on the last Saturday in December. The 2021, 2020 and 2019 fiscal years all consisted of fifty-two weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 25, 2021 and December 26, 2020 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

At December 25, 2021 restricted cash included money received from a distributor pursuant to an indemnification agreement to consolidate distribution rights in a region in accordance with state regulations. Restricted cash is carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 25, 2021 and December 26, 2020 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, restricted cash, and trade receivables. The Company places its cash equivalents and restricted cash with high credit quality financial institutions. As of December 25, 2021, the Company’s cash and cash equivalents and restricted cash were invested in investment-grade, highly liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2021, 2020 and 2019, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 25, 2021 or December 26, 2020 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues in fiscal years 2021, 2020, or 2019.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 25, 2021 and December 26, 2020 consisted of cash equivalents, restricted cash, accounts receivable, and accounts payable. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, restricted cash, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw and packaging materials, work in process and finished goods. Raw materials, which principally consist of hops, malt, apple juice, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand totaled $161.8 million at December 25, 2021.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $62.6 million, $11.3 million, and $8.1 million in fiscal years 2021, 2020, and 2019 respectively.

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

For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of assets included in operating expenses was $18.5 million, $4.4 million and $0.9 million in fiscal years 2021, 2020 and 2019, respectively.

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

Segment Reporting

The Company consists of one operating segment that produces and sells alcohol beverages under the Company’s Truly Hard Seltzer, Twisted Tea, Samuel Adams, Angry Orchard, Dogfish Head, Angel City, Coney Island, and Concrete Beach, brands. All brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points, with similar profit margins, and through the same channels of distribution.

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

The Company’s annual goodwill impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the Company’s goodwill was substantially greater than the carrying value and there was no impairment to record during 2021. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

The Company’s annual intangible asset impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the intangible assets was greater than the carrying value and there was no impairment to record during 2021. The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. The Dogfish Head trademark which was determined to have an indefinite useful life is not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

Significant judgement is required to estimate the fair value the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, the tax rate and other factors. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, competitive activities, as well as the impact the COVID-19 pandemic has had on the Company. The assumptions and projections used in the estimate of fair value are consistent with historical trends and those used in current operating plans and the Company believes they are reasonable and comparable to those that would be used by other marketplace participants.

Refundable Deposits on Kegs and Pallets

The Company distributes its packaged hard seltzer, beer and hard cider primarily in cans and glass bottles and its draft beer in kegs and such cans, bottles, and kegs are shipped on pallets to Distributors. Most kegs and pallets are owned by the Company. Kegs are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg, while pallets are expensed upon purchase. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and certain pallets, which is included in current liabilities in the Company’s balance sheets. Upon return of the kegs and pallets to the Company, the deposit is refunded to the Distributor.

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third-party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 25, 2021, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $0.5 million, $0.9 million and $0.9 million, respectively. For the year ended December 26, 2020, the Company decreased its liability for refundable deposits, gross property, plant and equipment and related accumulated depreciation by $0.4 million, $0.8 million and $0.8 million, respectively. As of December 25, 2021, and

December 26, 2020, the Company’s balance sheet includes $13.4 million and $15.5 million, respectively, in refundable deposits on kegs and pallets and $0.2 million and $0.3 million, respectively, in kegs, net of accumulated depreciation.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards as defined in ASC Topic 740, Income Taxes.

Revenue Recognition and Classification of Customer Programs and Incentives

During fiscal years 2021, 2020 and 2019 approximately 95% of the Company’s revenue was from shipments of its products to domestic Distributors and 4% from shipments to international Distributors, primarily located in Canada. Less than 1% of the Company’s revenue is from retail beer, cider, food and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 25, 2021, and December 26, 2020, the Company had deferred revenue of $8.0 million and $13.5 million, respectively, related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 25, 2021, and December 26, 2020, the stale beer reserve was $6.0 million and $3.1 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Provision for stale beer recorded as reductions to revenue totaled $9.5 million, $8.4 million, and $4.4 million in fiscal years 2021, 2020, and 2019 respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $126.1 million, $85.0 million and $75.2 million in fiscal years 2021, 2020 and 2019, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2021, 2020 and 2019 were $72.7 million, $59.3 million and $43.9 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2021, 2020 and 2019 were $53.4 million, $25.7 million and $31.3 million, respectively. In fiscal years 2021, 2020 and 2019, the Company recorded certain of these costs in the total amount of $42.0 million, $23.1 million and $21.6. million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Excise Taxes

The Company is responsible for compliance with TTB regulations, including making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $166.6 million, $97.6 million, and $69.1 million in fiscal years 2021, 2020 and 2019, respectively.

Advertising, Promotional, and Selling Expense

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising and production costs, sales and brand related expenses, sales and brand salary and benefit expenses, stock compensation, meals, travel and entertainment expenses, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $291.3 million, $211.2 million, and $177.2 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2021, 2020 and 2019, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $18.6 million, $15.3 million and $12.3 million in fiscal years 2021, 2020 and 2019, respectively.

As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note Q for further discussion of the application of the option-pricing models.

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

C. Slowdown of the Hard Seltzer Market Impact

During the year ended December 25, 2021, the market for hard seltzer products experienced decelerating growth trends. The slowdown in growth trends greatly impacted the Company's volume of production and shipments, as well as its financial results and projections for the future. The volume adjustment resulted in several supply chain related costs recorded during the second half of the year.

During the year ended December 25, 2021, the Company recorded excess and obsolete inventory reserves and other inventory related costs totaling $59.5 million related specifically to a decline in future volume projections, inclusive of estimated destruction costs of $6.1 million. The reserves were recorded for inventory that the Company believes will expire, not be used or otherwise offers no net realizable value to the Company based on its current volume and production forecasts. These reserves were recorded for Truly finished goods inventory that is not expected to be sold prior to expiration, Truly packaging, Truly flavorings and other raw materials that are not projected to be used or will expire prior to being used in production. The actual write-offs and costs to destroy the inventory identified as excess and obsolete may vary from this estimate. The inventory related reserves were recorded within cost of goods sold.

The Company has several third-party production agreements in place to meet the expected increased demand for Truly. Due to the volume slowdown, the Company determined that not all of these agreements are needed to meet adjusted demand. Several of these agreements included guaranteed payments and payments for capital expenditures incurred by the third-parties that the Company is still obligated to pay. During the year ended December 25, 2021, the Company recorded contract termination costs totaling $14.8 million, which are recorded within contract termination costs and other, to terminate certain third-party production agreements. Additionally, the Company wrote off $9.5 million of amounts prepaid pursuant to a third-party production agreement that the Company has no future plans to utilize.

Due to the reduction in its production volume projections, the Company evaluated its construction in progress capital projects to determine which assets would generate future economic benefits and concluded that certain projects were impaired. The Company recognized impairment expense of $12.7 million related to projects that will be cancelled due to the volume slowdown. Additionally, the Company recognized a provision of $6.3 million for amounts owed to third-parties under non-cancellable purchase orders for components of the cancelled projects which was recorded within contract termination costs and other for the year ended December 25, 2021.

The combined expense of $102.9 million recognized for the above items contributed to the Company's decline in operating profit for the year ended December 25, 2021. The Company does expect to incur shortfall fees at certain of its ongoing third-party production facilities. These shortfall fees are explained in greater detail within Note K of these financial statements.

D. Restricted Cash

During the year ended December 25, 2021, in accordance with state regulations the Company consolidated their distributor rights within a geographical region by terminating the distribution rights of certain existing distributors (the "terminating distributors") and granting these distribution rights to one existing distributor in the region (the "continuing distributor"). As part of this consolidation process, the Company also entered an indemnification agreement in March 2021 with the continuing distributor. As part of the agreement, the Company is indemnified by the continuing distributor for the fair market value of distribution rights paid to the terminating distributors and all related legal fees. In accordance with state regulations, the Company followed the notification process and the distribution rights transferred on December 22, 2021. The Company received the fair market value payments of $39.5 million from the continuing distributor on December 19, 2021 and this amount is recorded in restricted cash and accrued liabilities at December 25, 2021. The Company paid the terminating distributors the fair market value payments of $39.5 million on December 28, 2021.

E. Inventories

Inventories consisted of the following:

	December 25, 2021	December 26, 2020
	(in thousands)
Current inventory:
Raw materials	$78,545	$69,272
Work in process	17,764	16,846
Finished goods	52,809	44,792
Total current inventory	149,118	130,910
Long term inventory	12,655	9,639
Total inventory	$161,773	$140,549

As of December 25, 2021 and December 26, 2020, the Company has recorded inventory obsolescence reserves of $43.1 million and $6.3 million, respectively. The increase in inventory obsolescence was related to hard seltzer inventory that the Company believes will expire, not be used or otherwise offer no net realizable value to the Company based on its current volume and production forecasts. See Note C for further discussion of inventory reserves recorded.

F. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 25, 2021	December 26, 2020
	(in thousands)
Prepaid advertising, promotional and selling	$11,193	$4,876
Prepaid software and consulting fees	4,698	1,715
Prepaid insurance	3,569	2,035
Prepaid brewing services fee	—	14,816
Other	2,002	6,788
	$21,462	$30,230

Effective March 27, 2021, the Company began classifying third-party production prepayments solely as non-current assets and reclassified the $14.8 million of third-party production prepayments at December 26, 2020 from current assets to non-current assets. See Note K for further discussion of the Company's third-party brewing arrangements.

G. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 25, 2021	December 26, 2020
	(in thousands)
Machinery and plant equipment	$729,251	$641,790
Kegs	59,794	61,582
Land	25,668	25,753
Building and building improvements	207,565	174,328
Office equipment and furniture	30,085	31,115
Leasehold improvements	70,422	43,157
Assets under construction	35,619	84,564
Property, plant and equipment, gross	1,158,404	1,062,289
Less accumulated depreciation	(493,589)	(439,206)
Property, plant and equipment, net	$664,815	$623,083

The Company recorded depreciation expense related to these assets of $71.8 million, $65.4 million and $56.2 million, in fiscal years 2021, 2020, and 2019, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During fiscal years 2021, 2020 and 2019, the Company recorded impairment charges of $18.5 million, $4.4 million and $0.9 million, respectively. The increase in impairment charges during fiscal year 2021 relates to write-downs of equipment related to the slowdown of the hard seltzer category. See Note C for further discussion of impairment charges recorded.

H. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2034. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at le commencement to determine the present value of the lease payments. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Total right-of-use ("ROU") assets and lease liabilities were as follows:

	Classification	Leases
		December 25, 2021	December 26, 2020
		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$52,774	$58,483
Finance lease assets	Property, plant and equipment, net	3,014	4,035
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	7,634	8,232
Finance lease liabilities	Accrued expenses and other current liabilities	1,598	1,453
Non-current
Operating lease liabilities	Non-current operating lease liabilities	53,849	59,171
Finance lease liabilities	Other liabilities	1,459	2,631

The gross value and accumulated depreciation of ROU assets related to finance leases were as follows:

	Finance Leases
	December 25, 2021	December 26, 2020
	(in thousands)
Gross value	$5,998	$5,526
Accumulated amortization	(2,984)	(1,491)
Carrying value	$3,014	$4,035

Components of lease cost for the fiscal year-ended are as follows:

	Fifty-two weeks ended
	December 25, 2021	December 26, 2020	December 28, 2019
	(in thousands)
Operating lease cost	$10,283	$9,764	$5,625
Variable lease costs not included in liability	1,132	1,643	1,064
Finance lease cost:
Amortization of right-of-use asset	1,493	$1,185	$306
Interest on lease liabilities	121	143	56
Total finance lease cost	$1,614	$1,328	$362

Maturities of lease liabilities as of December 25, 2021 are as follows:

	Operating	Finance	Weighted- Average Remaining Term in Years
	Leases	Leases	Operating Leases	Finance Leases
		(in thousands)
2022	$9,633	$1,669
2023	10,411	959
2024	10,407	362
2025	7,102	104
2026	6,671	56
Thereafter	26,907	8
Total lease payments	71,131	3,158
Less imputed interest (based on 3.4% weighted-average discount rate)	(9,648)	(101)
Present value of lease liability	$61,483	$3,057	8.0	2.3

I. Goodwill and Intangible Assets

No impairment of existing goodwill was recorded in any period.

The Company’s intangible assets as of December 25, 2021 and December 26, 2020 were as follows:

		As of December 25, 2021			As of December 26, 2020
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer Relationships	15	$3,800	$(633)	$3,167	$3,800	$(380)	$3,420
Trade Names	Indefinite	100,510	—	100,510	100,510	—	100,510
Total intangible assets		$104,310	$(633)	$103,677	$104,310	$(380)	$103,930

The Company’s annual intangible asset impairment evaluation analysis indicated that the fair value of the intangible assets was greater than the carrying value and there was no impairment to record during 2021.

Amortization expense in the fifty-two weeks ended December 25, 2021, December 26, 2020, and December 27, 2019 was approximately $253,000, $253,000 and $127,000, respectively. The Company expects to record amortization expense as follows over the five subsequent years:

Fiscal Year	Amount (in thousands)
2022	$253
2023	253
2024	253
2025	253
2026	253
Thereafter	1,900

J. Third-Party Production Prepayments

For fiscal years 2021, 2020 and 2019 the Company brewed and packaged approximately 56%, 65%, and 74%, respectively, of its volume at Company-owned breweries. The Company brewed and packaged approximately 32%, 33% and 23% of its volume across various City Brewing Company, LLC locations for fiscal 2021, 2020 and 2019, respectively. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made payments for capital improvements at these third-party brewing facilities that it expenses over the period of the contracts. Total third-party production prepayments were as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Prepaid expenses and other current assets	$-	$14,816
Third-party production prepayments	88,294	56,843
Total third-party production prepayments	$88,294	$71,659

Effective March 27, 2021, the Company began classifying third-party production prepayments solely as non-current assets and reclassified the $14.8 million of third-party production prepayments at December 26, 2020 from current assets to non-current assets. The Company will expense the total prepaid amount of $88.3 million as of December 25, 2021 as a component of cost of goods sold over the contractual period ending December 31, 2025.

During the fifty-two weeks ended December 25, 2021, as a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities. The Company terminated relationships with some of its third-party production suppliers and recorded $19.6 million of costs related to terminating these contracts. In addition, the Company wrote off $9.5 million of amounts prepaid pursuant to a third-party production agreement that the Company has no future plans to utilize. Refer to Note C of these consolidated financial statements for further details.

During the fifty-two weeks ended December 25, 2021, the Company entered into a master transaction agreement with City Brewing Company, LLC to ensure access to capacity at a new location and continued access at certain existing locations. The agreement became effective during the second quarter of fiscal year 2021, upon the closing of the purchase of the new location by the third-party brewing services provider. As part of the master transaction agreement, the Company paid $10.0 million for capital improvements at the new location during the third quarter of fiscal year 2021. The Company paid an additional $17.9 million to ensure access to capacity during the fourth quarter of 2021. The agreement additionally includes monthly shortfall fees beginning January 1, 2023.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company will expense the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. As of December 25, 2021, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees would total approximately $210 million over the duration of the contracts which have expiration dates through December 31, 2031. In lieu of contractual shortfall fees, the Company terminated certain of its third-party production contracts for $7.1 million, with those costs recognized in contract terminations costs and other for the year ended December 25, 2021. At current volume projections the Company anticipates that it will recognize approximately $38 million of shortfall fees and expects to record those expenses as follows over the remaining current year and the five subsequent years:

Expected Shortfall Fees to be Incurred
(in millions)
2022	$6
2023	15
2024	11
2025	6
2026	-
Thereafter	-
Total shortfall fees expected to be incurred	$38

K. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 25, 2021	December 26, 2020
	(in thousands)
Liability for wholesaler transaction (see Note D)	$39,468	$-
Advertising, promotional and selling expenses	25,867	15,752
Accrued destruction costs and provisions for non-cancellable purchase orders	18,587	—
Employee wages, benefits and reimbursements	21,476	50,938
Accrued deposits	13,521	15,616
Deferred revenue	8,049	13,522
Accrued taxes	7,340	10,133
Accrued returns	6,045	3,092
Other accrued liabilities	21,199	20,491
	$161,552	$129,544

L. Revolving Line of Credit

The Company has a credit facility in place that provides for a $150.0 million revolving line of credit which has a term not scheduled to expire until March 31, 2023. The Company may elect an interest rate for borrowings under the credit facility based on either (i) the Alternative Prime Rate (3.25% at December 25, 2021) or (ii) the applicable LIBOR rate (0.09% at December 25, 2021) plus 0.45%. The Company incurs an annual commitment fee of 0.15% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 927.00 as of December 25, 2021, compared to a minimum allowable ratio of 2.00 and the Company’s total funded debt to EBITDA ratio was 0.01 as of December 25, 2021, compared to a maximum allowable ratio of 2.50. During the fifty-two weeks ended December 26, 2020, the Company borrowed and repaid $100.0 million on the credit facility and paid a total of $0.2 million in related interest. There were no borrowings outstanding under the credit facility as of December 25, 2021.

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

M. Income Taxes

Significant components of the income tax (benefit) provision are as follows:

	2021	2020	2019
	(in thousands)
Current:
Federal	$(4,473)	$25,115	$18,510
State	2,078	9,455	8,084
Total current	(2,395)	34,570	26,594
Deferred:
Federal	(2,762)	16,363	8,081
State	(2,487)	1,337	(346)
Total deferred	(5,249)	17,700	7,735
Total income tax (benefit) provision	$(7,644)	$52,270	$34,329

The reconciliations to statutory rates are as follows:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	11.0	4.4	4.6
Deduction relating to excess stock based compensation	(153.8)	(4.3)	(3.2)
Non-deductible meals & entertainment	5.6	0.2	0.7
Change in unrecognized tax benefits (including interest and penalty)	(8.7)	—	—
Federal and state provision to return	(7.1)	(0.1)	(0.3)
Change in valuation allowance	21.9	0.1	0.4
Other	(0.6)	0.1	0.6
	(110.7)%	21.4%	23.8%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 25, 2021	December 26, 2020
	(in thousands)
Deferred tax assets:
Lease Liabilities	$16,236	$17,951
Inventory	14,343	4,114
Stock-based compensation expense	6,713	5,568
Loss carryforwards	3,859	—
Accrued expenses	3,449	1,581
Accrued commitments for inventory at vendor locations	2,607	—
Tax credit carryforwards	1,874	774
Accrued destruction costs	1,538	—
Accrued noncancellable purchase orders for cancelled projects	1,134	—
Other	1,569	1,439
Total deferred tax assets	53,322	31,427
Valuation allowance	(3,341)	(2,022)
Total deferred tax assets net of valuation allowance	49,981	29,405
Deferred tax liabilities:
Property, plant and equipment	(102,696)	(88,947)
Right-of-use assets	(14,035)	(15,695)
Amortization	(15,024)	(12,900)
Prepaid expenses	(5,721)	(4,528)
Total deferred tax liabilities	(137,476)	(122,070)
Net deferred tax liabilities	$(87,495)	$(92,665)

The Company’s policy is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0 in each of the fiscal years 2021, 2020, and 2019.

Accrued interest and penalties amounted to $0.2 million and $0.2 million at December 25, 2021 and December 26, 2020, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
	(in thousands)
Balance at beginning of year	$812	$811
Increases related to current year tax positions	59	—
Increases related to prior year tax positions	36	13
Decreases related to lapse of statute of limitations	(675)	(12)
Balance at end of year	$232	$812

Included in the balance of unrecognized tax benefits at December 25, 2021 and December 26, 2020 are potential net benefits of $0.2 million and $0.8 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

As of December 25, 2021, the Company’s 2018, 2019, and 2020 federal income tax returns remain subject to examination by IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits. The Company is not currently under any income tax audits as of December 25, 2021.

It is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2021 if there are changes as a result of potential income tax audits; however, the Company cannot estimate the range of such possible changes. The Company does not expect that any potential changes would have a material impact on the Company’s financial position, results of operations or cash flows.

As of December 25, 2021, the Company’s deferred tax assets included a capital loss carryforward totaling $0.9 million, which is expected to expire before being utilized. The Company has included a valuation allowance against this loss carryforward.

N. Commitments and Contingencies

Contractual Obligations

As of December 25, 2021, projected cash outflows under non-cancellable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Ingredients (excluding hops and malt)	$158,044	$123,662	$34,382	$—	$—	$—	$—
Brand support	86,503	65,284	9,778	6,722	4,639	80	—
Equipment and machinery	44,542	44,542	—	—	—	—	—
Hops and malt	45,353	34,047	6,241	3,461	1,604	—	—
Other	14,766	9,790	2,594	1,696	686	—	—
Total contractual obligations	$349,208	$277,325	$52,995	$11,879	$6,929	$80	$—

The Company’s accounting policy for inventory and non-cancellable purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs. The computation of the excess inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs and supply, among others. Actual results may differ materially from management’s estimates. The Company continues to manage inventory levels and purchase commitments in an effort to maximize utilization. However, changes in management’s assumptions regarding future sales growth, product mix and hops market conditions could result in future material losses.

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 25, 2021 totaled $22.5 million, based on the exchange rates on that date.

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

Currently, the Company has entered into contracts for barley and wheat used in the Company’s malt with four major suppliers. The contracts cover the Company’s barley, wheat, and malt requirements for 2022 and extend through crop year 2024. These purchase commitments outstanding at December 25, 2021 totaled $22.9 million.

Certain of the Company’s arrangements with other brewing companies require it to periodically purchase equipment in support of brewery operations. As of December 25, 2021, there were no significant equipment purchase requirements outstanding under existing contracts. Changes to the Company’s brewing strategy or existing production arrangements, new production relationships or the introduction of new products in the future may require the Company to purchase equipment to support the contract breweries’ operations. Additionally, the Company anticipates paying shortfall fees at certain of its third-party brewing locations. See Note J for further discussion of the Company's third-party brewing arrangements.

The Company continues to review the impact the COVID-19 pandemic will have on its future commitments and contingencies but does not believe that the future commitments will be materially impacted.

Litigation

The Company is and in the future may be party to legal proceedings and claims, including class action claims, where significant damages are asserted against it. Given the inherent uncertainty of litigation, it is possible that the Company could incur liabilities as a consequence of these claims, which may or may not have a material adverse effect on the Company’s financial condition or the results of its operations. The Company has contingencies, for which it may record provisions if in the opinion of management and its legal counsel, the risk of loss is probable and able to be estimated. The most significant contingencies are discussed below.

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. A second, nearly identical purported class action lawsuit was filed by another individual shareholder in the same court on October 8, 2021. The two cases were consolidated on December 14, 2021, and an amended complaint was filed on January 13, 2022.The Company intends to vigorously defend against this lawsuit. A range of potential loss is not estimable at this time.

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

O. Fair Value Measurements

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

The Company’s money market funds are measured at fair value on a recurring basis (at least annually) and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds are invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments. Cash, restricted cash, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature.

At December 25, 2021 and December 26, 2020, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 25, 2021 and December 26, 2020, the Company’s cash and cash equivalents balance was $26.9 million and $163.3 million, respectively, including money market funds amounting to $5.8 million and $157.6 million, respectively.

During the year ended December 25, 2021, the Company determined that it would be unable to use or repurpose certain of its in-service and under construction capital projects to generate future economic benefits. Accordingly, property, plant and equipment with a carrying value of $17.8 million was written down to its estimated fair value of $5.1 million. This $12.7 million charge was included within asset impairments for the year ended December 25, 2021. The estimate of fair value was determined based on the expected salvage value of the assets. Also relating to discontinued capital projects, the Company recognized a provision of $6.3 million for amounts owed to third-parties under non-cancellable purchase orders for components of the capital projects which were determined to have no future economic benefit. Refer to Note C of these financial statements for further details.

P. Common Stock and Share-Based Compensation

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over three to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal years 2021, 2020, and 2019, the Company granted options to purchase 18,998 shares, 21,992 shares, 26,507 shares, respectively, of its Class A Common Stock to employees at market value on the grant dates. Of the total 2021 stock option grants, 10,935 are service-based and vest ratably over a service period of 3 years and 8,063 are performance-based.

During fiscal years 2021, 2020, and 2019, the Company granted 12,867 shares, 33,403 shares, and 22,509 shares, respectively, of restricted stock units to certain senior managers and key employees. All of the 2021 restricted stock unit grants are service-based and vest ratably over service periods of three to five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal years 2021, 2020, and 2019, employees elected to purchase an aggregate of 4,954 investment shares, 9,127 investment shares, and 7,901 investment shares, respectively.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.0 million shares were available for grant as of December 25, 2021. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal years 2021, 2020, and 2019 the Company granted options to purchase an aggregate of 1,422 shares, 4,410 shares, and 4,779 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 25, 2021. Shares under any cancelled non-employee directors’ stock options or options that expire unexercised are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	241,847	$228.58
Granted	20,420	1,031.01
Exercised	(40,913)	186.52
Outstanding at December 25, 2021	221,354	$310.38	5.53	$54,048
Exercisable at December 25, 2021	98,390	$228.66	4.78	$28,199
Vested and expected to vest at December 25, 2021	205,369	$305.29	5.48	$50,688

Of the total options outstanding at December 25, 2021, 8,057 shares were performance-based options for which the performance criteria had yet to be achieved and 21,992 shares were performance-based options for which the performance criteria had been met but yet to be approved for vesting by the Board of Directors.

Stock Compensation to Chief Executive Officer

On March 1, 2021, the Company granted its Chief Executive Officer a service-based stock option to purchase 10,935 shares of the Company’s Class A Common stock with a weighted average fair value of $457.25 and exercise price of $1,028.71 per share, which vests through 2026. The Chief Executive Officer was also granted 4,861 restricted stock units with a weighted-average fair value of $1,028.71 per share with service-based vesting through 2026.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2021	2020	2019
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$5,612	$4,467	$3,996
Amounts included in general and administrative expenses	13,003	10,815	8,341
Total stock-based compensation expense	$18,615	$15,282	$12,337
Amounts related to performance-based stock awards included in total stock-based compensation expense	$3,384	$2,771	$1,944

As permitted by ASC 718, the Company uses a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. The Company believes that the Black-Scholes option-pricing model is less effective than the trinomial option-pricing model in valuing long-term options, as it assumes that volatility and interest rates are constant over the life of the option. In addition, the Company believes that the trinomial option-pricing model more accurately reflects the fair value of its stock awards, as it takes into account historical employee exercise patterns based on changes in the Company’s stock price and other relevant variables. The weighted-average fair value of stock options granted in fiscal years 2021, 2020, and 2019 was $456.28, $153.31, and $131.91 per share, respectively, as calculated using a trinomial option-pricing model.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2021	2020	2019
Expected volatility	36.1%	32.6%	32.1%
Risk-free interest rate	1.45%	1.09%	2.63%
Expected dividends	0%	0%	0%
Exercise factor	2.6 times	2.1 times	2.33 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

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

The total fair value of options vested during fiscal years 2021, 2020, and 2019 was $6.3 million, $4.8 million, and $2.5 million, respectively. The aggregate intrinsic value of stock options exercised during fiscal years 2021, 2020, and 2019 was $28.9 million, $45.9 million, and $20.9 million, respectively.

Based on equity awards outstanding as of December 25, 2021, there is $31.0 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.0 years.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 26, 2020	114,316	$263.47
Granted	17,821	877.10
Vested	(42,038)	227.40
Forfeited	(1,251)	458.28
Non-vested at December 25, 2021	88,848	$401.70

42,038 shares vested in 2021 with a weighted average fair value of $227.40, 45,860 shares vested in 2020 with a weighted average fair value of $214.23, and 33,205 shares vested in 2019 with a weighted average fair value of $188.63.

Stock Repurchase Program

In 1998, the Board of Directors authorized management to implement a stock repurchase program. As of December 25, 2021, the Company has repurchased a cumulative total of approximately 13.8 million. There were no stock repurchases during fiscal years 2021, 2020 or 2019.

Dogfish Head Brewery Transaction

On May 8, 2019, the Company entered into definitive agreements to acquire through the acquisition of all of the equity interests held by certain private entities in Off-Centered Way LLC, the parent holding company of the Dogfish Head operations (the "Dogfish Head Transaction"). The Dogfish Head Transaction closed on July 3, 2019, for total consideration of $336.0 million consisting of $173.0 million in cash and 429,291 shares of restricted Class A Common Stock that had an aggregate market value as of July 3, 2019 of $163.0 million, after taking into account a post-closing cash related adjustment. As required under the definitive agreements, 127,146 of the 429,291 shares of restricted Class A Stock have been placed in escrow and will be released no later than July 3, 2029. These shares had a market value on July 3, 2019 of $48.3 million. The timing of the release of these escrowed shares is primarily related to the continued employment with the Company of Samuel A. Calagione III, one of the two Dogfish Head founders.

Q. Employee Retirement Plans and Post-Retirement Medical Benefits

The Company has one retirement plan covering substantially all non-union employees; two other retirement plans, one of which covers substantially all union employees, and the other of which covers employees of a specific union which was terminated in 2020; and post-retirement medical benefits covering substantially all union employees.

Non-Union Plans

The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”), which was established by the Company in 1993, is a Company-sponsored defined contribution plan that covers a majority of the Company’s non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, A & S Brewing Collaborative LLC, or Angry Orchard Cider Company, LLC. All non-union employees of these entities are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 5% of compensation is taken into account in determining the amount of the match. In January 2020, the Company amended the Boston Beer 401(k) Plan to update the Company match as follows: 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the eligible contribution, up to a maximum of 5%. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $7.4 million, $6.4 million, and $4.0 million in fiscal years 2021, 2020, and 2019, respectively.

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

Union Plans

The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) is a Company-sponsored defined contribution plan. It was established in 1997 and is available to all union employees upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal years 2021 and 2020 were insignificant.

The Samuel Adams Brewery Company, Ltd. Local Union No. 1199 Pension Plan (the “Local 1199 Pension Plan”) was a Company-sponsored defined benefit pension plan. It was established in 1991 and was open to all union employees who are covered by the Company’s collective bargaining agreement with Teamsters Local Union. No. 1199 (“Local Union 1199”), or persons on leave from the Company who are employed by Local Union 1199, and in either case who have completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit is determined based on years of service since July 1991. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third-party annuities. On May 28, 2020, the Company received a positive determination letter for the termination on the plan from the IRS. During 2020, the Company completed the termination of the plan and recorded an expense of $2.0 million as a result of the termination. The Company made contributions of $2.9 million and $0.3 million in fiscal years 2020 and 2019, respectively. As of December 26, 2020, there was no unfunded projected pension benefit.

The Company provides a supplement to eligible retirees from Local 1, Local 20, and Local Union 1199 to assist them with the cost of Medicare gap coverage after their retirement on account of age or permanent disability. To qualify for this benefit (collectively, the “Retiree Medical Plan”), an employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement and, in the case of retirees from Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 2.86% at December 25, 2021 and 2.50% at December 26, 2020 and a 2.50% health care cost increase based on the Cincinnati Consumer Price Index for the years 2021, 2020, and 2019. The effect of a 1% increase and the effect of a 1% decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Retiree Medical Plan is as follows:

	Retiree Medical Plan
	December 25, 2021	December 26, 2020

Benefit obligation at end of fiscal year	$1,040	$1,077
Unfunded Status	$1,040	$1,077

R. Net Income per Share

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 25,	December 26,	December 28,
	2021	2020	2019
	(in thousands, except per share data)
Net Income	$14,553	$191,960	$110,041
Allocation of net income for basic:
Class A Common Stock	$11,995	$153,106	$82,474
Class B Common Stock	2,506	37,690	26,600
Unvested participating shares	52	1,164	967
	$14,553	$191,960	$110,041
Weighted average number of shares for basic:
Class A Common Stock	10,121	9,734	8,908
Class B Common Stock*	2,115	2,396	2,873
Unvested participating shares	44	74	105
	12,280	12,204	11,886
Net income per share for basic:
Class A Common Stock	$1.19	$15.73	$9.26
Class B Common Stock	$1.19	$15.73	$9.26

* Change in Class B Common Stock resulted from the conversion to Class A Common stock during fiscal 2021, 2020 and 2019 as disclosed in the Company's consolidated statements of stockholders' equity.

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised or converted.

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock:

	Fifty-two weeks ended December 25, 2021
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$11,995	10,121	$1.19
Add: effect of dilutive potential common shares
Share-based awards	—	138
Class B Common Stock	2,506	2,115
Net effect of unvested participating shares	52	62
Net income per common share - diluted	$14,553	$12,436	$1.17

	Fifty-two weeks ended December 26, 2020
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$153,106	9,734	$15.73
Add: effect of dilutive potential common shares
Share-based awards	—	153
Class B Common Stock	37,690	2,396
Net effect of unvested participating shares	14	—
Net income per common share - diluted	$190,810	12,283	$15.53

	Fifty-two weeks ended December 28, 2019
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$82,474	8,908	$9.26
Add: effect of dilutive potential common shares
Share-based awards	—	127
Class B Common Stock	26,600	2,873
Net effect of unvested participating shares	10	—
Net income per common share - diluted	$109,084	11,908	$9.16

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $1.19, $15.73, and $9.26 for the fiscal years 2021, 2020, and 2019, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase approximately 17,000, and 23,000 shares of Class A Common Stock were outstanding during fiscal 2021 and 2019, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. No stock options were excluded during fiscal 2020. Additionally, 1,000 performance awards during fiscal 2021 and performance-based stock options to purchase 10,000 shares of Class A Common Stock during fiscal 2019 were outstanding but not included in computing dilutive income per share because the performance criteria of these stock options were not met as fiscal year end No performance awards or performance-based stock options were excluded during fiscal 2020.

S. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect, and cumulative currency translation adjustments. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs and currency translation adjustments due to tax rate changes in the period. The following table details the changes in accumulated other comprehensive loss for 2021, 2020, and 2019 (in thousands):

Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(1,197)
Deferred pension and other post-retirement benefit costs, net of taxes of $150	(442)
Amortization of Deferred benefit costs, net of taxes of $26	(77)
Currency translation adjustment	47
Balance at December 28, 2019	$(1,669)
Deferred pension and other post-retirement benefit costs, net of tax benefit of $502	1,611
Amortization of Deferred benefit costs, net of taxes of $35	(219)
Currency translation adjustment	25
Balance at December 26, 2020	$(252)
Amortization of Deferred benefit costs, net of taxes of $20	90
Currency translation adjustment	(32)
Balance at December 25, 2021	$(194)

T. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2021	$535	$182	$(364)	$353
2020	$47	$488	$—	$535
2019	$2	$45	$—	$47

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery) *	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2021	$9,357	$72,680	$(70,816)	$11,221
2020	$6,272	$59,279	$(56,194)	$9,357
2019	$4,636	$43,920	$(42,284)	$6,272

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2021	$6,331	$62,616	$(25,892)	$43,055
2020	$6,375	$11,248	$(11,292)	$6,331
2019	$2,580	$8,092	$(4,297)	$6,375

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2021	$3,092	$9,537	$(6,584)	$6,045
2020	$1,828	$8,411	$(7,147)	$3,092
2019	$2,146	$4,406	$(4,724)	$1,828

U. Licensing Agreements

Beam Suntory Licensing Agreement

On July 14, 2021, the Company signed two agreements with Jim Beam Brands Co. (“Jim Beam”) to develop, market and sell alcohol beverages. These agreements are perpetual, with regular assessments of the partnership performance every 5 years, beginning in Year 5, giving rise to the option to continue agreement terms or terminate the partnership. Under the first of these agreements, the Company is responsible for developing and bringing to market through its distribution network one or more flavored malt beverage products under brand name(s) from the Jim Beam portfolio, beginning with the Sauza brand. Under the second agreement, Jim Beam is responsible for developing and bringing to market through its distribution network one or more full bottled distilled spirits products under brand(s) from the Company’s portfolio, beginning with the Truly brand. The parties expect to begin shipping beverages to customers under these agreements in the first quarter of 2022.

Pepsi Licensing Agreement

On August 9, 2021, the Company signed an agreement with PepsiCo, Inc. (“Pepsi”) to develop, market and sell alcohol beverages. The term of this agreement is perpetual, with provisions to terminate within the initial 2-years for a limited number of reasons. Under this agreement the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. As part of the agreement, Pepsi provides certain proprietary ingredients and licenses the Company to use its MTN DEW® and Hard MTN DEW® trademarks in connection with manufacturing, promoting, marketing, and distributing the developed product through the Pepsi distribution network. The Company retains the right to distribute the developed product through its own distribution network for the on-premise channel. The parties began shipping beverages to customers under this agreement in early 2022.

Patagonia

On December 9, 2021, the Company signed an agreement with Patagonia Provisions, Inc. (“Patagonia”) to develop, market and sell alcohol beverages. The term of this agreement is through December 31, 2024 with options to renew. Under this agreement, the Company is responsible for developing, manufacturing, and marketing a cobranded Dogfish Head and Patagonia beer. The parties expect to begin shipping beverages to customers under this agreement late in the first quarter of 2022.

V. Related Party Transactions

The Company has entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized was approximately $348,000, $348,000 and $183,000 for fiscal 2021, 2020 and 2019, respectively. Other related party expenses and transactions totaled less than $0.1 million for fiscal 2021, 2020 and 2019.

W. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 25, 2021, and concluded that there were no events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 25, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 25, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 25, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of The Boston Beer Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 25, 2021, of the Company and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2022

Item 9B. Other Information

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting to be held on May 18, 2022.

Item 11. Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting to be held on May 18, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting to be held on May 18, 2022.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	221,354	$310.38	1,071,801
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	221,354	$310.38	1,071,801

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting to be held on May 18, 2022.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting to be held on May 18, 2022.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements.

The following financial statements are filed as a part of this report:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	39
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020	43
Consolidated Statements of Comprehensive Income for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	42
Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	44
Consolidated Statements of Cash Flows for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	45
Notes to the Consolidated Financial Statements	46

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

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February 2022.

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