Form 10-Q
period 2022-03-26
BOSTON BEER CO INC
filed 2022-04-21
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 16, 2022:

Class A Common Stock, $.01 par value	10,215,620
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March 26, 2022

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 26, 2022	December 25, 2021

Assets
Current Assets:
Cash and cash equivalents	$15,769	$26,853
Restricted Cash	-	39,468
Accounts receivable	101,884	55,022
Inventories	162,592	149,118
Prepaid expenses and other current assets	24,012	21,462
Income tax receivable	52,276	53,418
Total current assets	356,533	345,341
Property, plant and equipment, net	668,876	664,815
Operating right-of-use assets	50,780	52,774
Goodwill	112,529	112,529
Intangible assets	103,614	103,677
Third-party production prepayments	80,573	88,294
Other assets	17,092	19,354
Total assets	$1,389,997	$1,386,784
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$112,711	$85,920
Accrued expenses and other current liabilities	124,457	161,552
Current operating lease liabilities	8,366	7,634
Total current liabilities	245,534	255,106
Deferred income taxes, net	87,516	87,495
Line of credit	15,000	—
Non-current operating lease liabilities	51,689	53,849
Other liabilities	5,334	6,925
Total liabilities	405,073	403,375
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $.01 par value; 22,700,000 shares authorized; 10,214,612 and 10,183,801 issued and outstanding as of March 26, 2022 and December 25, 2021, respectively	102	102
Class B Common Stock, $.01 par value; 4,200,000 shares authorized; 2,068,000 and 2,068,000 issued and outstanding as of March 26, 2022 and December 25, 2021, respectively	21	21
Additional paid-in capital	615,042	611,622
Accumulated other comprehensive loss	(144)	(194)
Retained earnings	369,903	371,858
Total stockholders' equity	984,924	983,409
Total liabilities and stockholders' equity	$1,389,997	$1,386,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 26, 2022	March 27 2021

Revenue	$457,288	581, 709
Less excise taxes	27,175	36,629
Net revenue	430,113	545,080
Cost of goods sold	257,161	295,450
Gross profit	172,952	249,630
Operating expenses:
Advertising, promotional and selling expenses	130,615	140,859
General and administrative expenses	39,698	31,946
Contract termination costs and other	4,752	—
Impairment of assets	41	227
Total operating expenses	175,106	173,032
Operating (loss) income	(2,154)	76,598
Other expense:
Interest expense	(33)	(29)
Other expense	(100)	(6)
Total other expense	(133)	(35)
(Loss) income before income tax (benefit) provision	(2,287)	76,563
Income tax (benefit) provision	(332)	10,998
Net (loss) income	$(1,955)	$65,565
Net (loss) income per common share - basic	$(0.16)	$5.34
Net (loss) income per common share - diluted	$(0.16)	$5.26
Weighted-average number of common shares - basic	12,300	12,271
Weighted-average number of common shares - diluted	12,300	12,457
Net (loss) income	$(1,955)	$65,565
Other comprehensive (loss) income:
Foreign currency translation adjustment	50	20
Total other comprehensive (loss) income, net of tax	50	20
Comprehensive (loss) income	$(1,905)	$65,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 26, 2022	March 27 2021
Cash flows (used in) provided by operating activities:
Net (loss) income	$(1,955)	$65,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,634	16,996
Impairment of assets	41	227
Loss (gain) on disposal of property, plant and equipment	21	(36)
Change in right-of-use assets	1,994	1,965
Other non-cash expense (income)	45	(48)
Stock-based compensation expense	2,922	4,957
Deferred income taxes	21	4,565
Changes in operating assets and liabilities:
Accounts receivable	(46,973)	(26,723)
Inventories	(11,205)	(30,581)
Prepaid expenses, income tax receivable, other current assets and other assets	(937)	(14,369)
Third-party production prepayments	7,721	(21,584)
Accounts payable	26,799	36,912
Accrued expenses, other current liabilities and other liabilities	(37,706)	(16,019)
Change in operating lease liabilities	(1,428)	(2,020)
Net cash (used in) provided by operating activities	(41,006)	19,807
Cash flows used in investing activities:
Purchases of property, plant and equipment	(23,767)	(39,278)
Proceeds from disposal of property, plant and equipment	66	320
Other investing activities	—	145
Net cash used in investing activities	(23,701)	(38,813)
Cash flows provided by financing activities:
Proceeds from exercise of stock options and sale of investment shares	2,010	6,768
Net cash paid on note payable and finance leases	(475)	(435)
Line of credit borrowings	30,000	—
Line of credit repayments	(15,000)	—
Payment of tax withholding on stock-based payment awards and investment shares	(2,380)	(5,951)
Net cash provided by financing activities	14,155	382
Change in cash and cash equivalents and restricted cash	(50,552)	(18,624)
Cash and cash equivalents and restricted cash at beginning of year	66,321	163,282
Cash and cash equivalents at end of period	$15,769	$144,658
Supplemental disclosure of cash flow information:
Income taxes refunded (paid), net	$1,497	$(4)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$1,951	$2,602
Operating cash flows from finance leases	$23	$34
Financing cash flows from finance leases	$400	$364
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$73	$(8,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen ended March 26, 2022 and March 27, 2021

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net loss							(1,955)	(1,955)
Stock options exercised and restricted shares activities	31	—			498			498
Stock-based compensation expense					2,922			2,922
Foreign currency translation adjustment						50		50
Balance at March 26, 2022	10,215	$102	2,068	$21	$615,042	$(144)	$369,903	$984,924

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967
Net income							65,565	65,565
Stock options exercised and restricted shares activities	48	1			1,268			1,269
Stock-based compensation expense					4,957			4,957
Adoption of ASU 2019-12, Simplifying the accounting for income taxes							(54)	(54)
Foreign currency translation adjustment						20		20
Balance at March 27, 2021	10,053	$101	2,178	$22	$605,962	$(232)	$422,871	$1,028,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co." and “Bevy Long Drink Co.”

The accompanying unaudited condensed consolidated balance sheet as of March 26, 2022, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 26, 2022 and March 27, 2021 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 26, 2022 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 26, 2022 and March 27, 2021, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

C. Revenue Recognition

During the thirteen weeks ended March 26, 2022 and March 27, 2021, approximately 96% and 97%, respectively, of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 3% of the Company's revenue for the thirteen weeks ended March 26, 2022 and March 27, 2021. Approximately 1% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the thirteen weeks ended March 26, 2022, compared to less than 1% for the thirteen weeks ended March 27, 2021.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 26, 2022 and December 25, 2021, the Company has deferred $14.4 million and $8.0 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $9.9 million and $23.4 million for the thirteen weeks ended March 26, 2022 and March 27, 2021, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen weeks ended March 26, 2022 and March 27, 2021 were $19.0 million and $33.5 million, respectively. For the thirteen weeks ended March 26,2022 and March 27, 2021, the Company recorded certain of these costs in the total amounts of $6.7 million and $9.2 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	March 26, 2022	December 25, 2021
	(in thousands)
Current inventory:
Raw materials	$86,337	$78,545
Work in process	19,941	17,764
Finished goods	56,314	52,809
Total current inventory	162,592	149,118
Long term inventory	10,386	12,655
Total inventory	$172,978	$161,773

As of March 26, 2022 and December 25, 2021, the Company has recorded inventory obsolescence reserves of $26.3 million and $43.1 million, respectively. The reduction in the inventory obsolescence reserves during the thirteen weeks ended March 26, 2022 was primarily driven by the destruction of inventory that was fully reserved as of December 25, 2021.

E. Third-Party Production Prepayments

During the thirteen weeks ended March 26, 2022 and March 27, 2021, the Company brewed and packaged approximately 66% and 57%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies, and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made payments for capital improvements at these third-party brewing facilities that it expenses over the period of the contracts.

As a result of lower than anticipated demand for certain Truly brand styles and packages, the Company has adjusted its volume plans for production at certain third-party facilities beginning in the third quarter of 2021 and into 2022. The Company has terminated relationships with some of its third-party production suppliers and incurred contract termination costs in doing so. During the thirteen weeks ended March 26, 2022 the Company recorded $4.8 million of contract termination costs relating to the termination of a third-party production contract.

During fiscal 2021, the Company amended its master transaction agreement with City Brewing Company, LLC ("City Brewing") to ensure access to capacity at a new location and continued access at certain existing locations. The amendment became effective during the second quarter of fiscal year 2021, upon the closing of the purchase of the new location by City Brewing. As part of the master transaction agreement, the Company paid $10.0 million for capital improvements at the new location during the third quarter of fiscal year 2021 and an additional $17.9 million to ensure access to capacity during the fourth quarter of 2021. The agreement additionally includes monthly shortfall fees beginning January 1, 2023.

Total third-party production prepayments were $80.6 million and $88.3 million as of March 26, 2022 and December 25, 2021, respectively. The Company will expense the total prepaid amount of $80.6 million, all of which relates to the master transaction agreement described above and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company will expense the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. As of March 26, 2022, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees would total approximately $198 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections the Company anticipates that it will recognize approximately $40 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2022	$6
2023	16
2024	12
2025	6
Total shortfall fees expected to be incurred	$40

F. Goodwill and Intangible Assets

No impairment of goodwill was recorded in any period.

The Company’s intangible assets as of March 26, 2022 and December 25, 2021 were as follows:

		As of March 26, 2022			As of December 25, 2021
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer Relationships	15	$3,800	$(696)	$3,104	$3,800	$(633)	$3,167
Trade Names	Indefinite	100,510	—	100,510	100,510	—	100,510
Total intangible assets		$104,310	$(696)	$103,614	$104,310	$(633)	$103,677

Amortization expense in the thirteen weeks ended March 26, 2022 and March 27, 2021 was approximately $63,000. The Company expects to record amortization expense as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2022	$191
2023	253
2024	253
2025	253
2026	253
2027	253
Thereafter	1,648
Total amortization expense	$3,104

G. Net (Loss) Income per Share

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

Net (Loss) Income per Common Share - Basic

The following table sets forth the computation of basic net (loss) income per share using the two-class method:

	Thirteen weeks ended
	March 26, 2022	March 27 2021
	(in thousands, except per share data)
Net (loss) income	$(1,955)	$65,565
Allocation of net (loss) income for basic:
Class A Common Stock	$(1,621)	$53,628
Class B Common Stock	(329)	11,638
Unvested participating shares	(5)	299
	$(1,955)	$65,565
Weighted average number of shares for basic:
Class A Common Stock	10,200	10,037
Class B Common Stock*	2,068	2,178
Unvested participating shares	32	56
	12,300	12,271
Net (loss) income per share for basic:
Class A Common Stock	$(0.16)	$5.34
Class B Common Stock	$(0.16)	$5.34

*The reduction in Class B Common Stock resulted from the conversion to Class A Common stock during fiscal 2021.

Net (Loss) Income per Common Share - Diluted

The Company calculates diluted net (loss) income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net (loss) income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks ended March 26, 2022 and March 27, 2021:

	Thirteen weeks ended
	March 26, 2022			March 27, 2021
	Loss to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$(1,621)	10,200	$(0.16)	$53,628	10,037	$5.34
Add: effect of dilutive common shares
Share-based awards	—	—		—	162
Class B Common Stock	(329)	2,068		11,638	2,178
Net effect of unvested participating shares	(5)	32		299	80
Net (loss) income per common share - diluted	$(1,955)	12,300	$(0.16)	$65,565	12,457	$5.26

For the thirteen weeks ended March 26, 2022 weighted-average stock options to purchase approximately 73,168 shares of Class A Common Stock and approximately 32,532 unvested share based payments were excluded from the computation of diluted shares because the net loss position of the Company made them antidilutive. In accordance with the treasury method, weighted-average stock options to purchase approximately 6,035 shares of Class A Common stock and 4,027 unvested share based payments were outstanding during the thirteen weeks ended March 27, 2021 but not included in computing dilutive income per common share because their effects were anti-dilutive.

H. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss, plus a defined benefit plans liability adjustment, net of tax effect, and foreign currency translation adjustment. The foreign currency translation adjustments for the interim periods ended March 26, 2022 and March 27, 2021 were not material and there were no defined benefit plans liability adjustments in either period.

I. Commitments and Contingencies

Contractual Obligations

As of March 26, 2022, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$111,870
Brand support	81,376
Hops and malt	69,374
Equipment and machinery	48,058
Other	17,023
Total commitments	$327,701

The majority of these contract obligations are for the 2022 fiscal year with the remainder extending no later than the 2026 fiscal year.

Litigation

The Company is and in the future may be party to legal proceedings and claims, including class action claims, where significant damages are asserted against it. Given the inherent uncertainty of litigation, it is possible that the Company could incur liabilities as a consequence of these claims, which may or may not have a material adverse effect on the Company’s financial condition or the results of its operations. The Company accrues loss contingencies if, in the opinion of management and its legal counsel, the risk of loss is probable and able to be estimated. Material pending legal proceedings are discussed below.

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

False Advertising. On August 26, 2021, a proposed class action lawsuit was filed by two individuals in the United States District Court for the Southern District of California against the Company. The complaint alleged claims for false advertising, breach of warranty, unlawful business practices, unfair competition, and violations of certain California and New York consumer protection acts. The plaintiff claimed that the Company falsely or misleadingly labelled its Truly products with respect to the ingredients contained therein. This matter was resolved during the thirteen weeks ended March 26, 2022 and the settlement amount paid was not material to the Company's financial statements.

J. Income Taxes

As of March 26, 2022 and December 25, 2021, the Company had approximately $0.2 million and $0.2 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 26, 2022 and December 25, 2021, the Company had $0.2 million and $0.2 million, respectively, accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of March 26, 2022.

The following table provides a summary of the income tax (benefit) provision for the thirteen weeks ended March 26, 2022 and March 27, 2021:

	Thirteen weeks ended
	March 26, 2022	March 27 2021
	(in thousands)
Summary of income tax (benefit) provision
Tax (benefit) provision based on net (loss) income	$(635)	$19,613
Deficiency (benefit) of ASU 2016-09	303	(8,615)
Total income tax (benefit) provision	$(332)	$10,998

The tax deficiency (benefit) of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, decreased by $8.9 million to a deficiency of $0.3 million for the thirteen weeks ended March 26, 2022 as compared to a benefit of $8.6 million for the thirteen weeks ended March 27, 2021, primarily due to changes in the stock price and the number of shares exercised.

The Company’s effective tax rate for the thirteen weeks ended March 26, 2022, excluding the impact of ASU 2016-09, was a tax benefit of 27.7% compared to a tax provision of 25.6% for the thirteen weeks ended March 27, 2021, primarily due to a decrease in pre-tax income.

The Company received a federal income tax refund in the amount of $40.8 million on April 8, 2022.

K. Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. During the thirteen weeks ended March 26, 2022, the Company borrowed a total of $30.0 million of the available balance. As of March 26, 2022, the outstanding amount due was $15.0 million. The interest rate for the borrowings withdrawn is less than 1%. As of March 26, 2022, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $135.0 million remaining on the line of credit was available to the Company for future borrowing. The outstanding $15.0 million balance was repaid on April 11, 2022.

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

At March 26, 2022 and December 25, 2021, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 26, 2022 and December 25, 2021, the Company’s cash and cash equivalents balance was $15.8 million and $26.9 million, respectively, including money market funds amounting to $11.5 million and $5.8 million, respectively.

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2021	221,354	$310.38
Granted	17,114	383.46
Exercised	(12,014)	198.13
Outstanding at March 26, 2022	226,454	$321.86	5.71	$27,690
Exercisable at March 26, 2022	111,689	$240.29	4.84	$17,493
Vested and expected to vest at March 26, 2022	204,649	$313.40	5.62	$25,752

Of the total options outstanding at March 26, 2022, 8,057 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2022, the Company granted options to purchase an aggregate of 17,114 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $178.10 per share and a weighted average exercise price of $383.46 per share, of which all shares relate to performance-based stock options.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2022
Expected Volatility	37.9%
Risk-free interest rate	1.9%
Expected Dividends	0.0%
Exercise factor	2.8
Discount for post-vesting restrictions	1.0%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 25, 2021	88,848	$401.70
Granted	41,946	344.41
Vested	(24,308)	310.66
Forfeited	(1,829)	496.86
Non-vested at March 26, 2022	104,657	$403.50

Of the total shares outstanding at March 26, 2022, 1,348 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2022, the Company granted a combined 31,101 shares of restricted stock units to certain officers, senior managers and key employees, of which all shares vest ratably over service periods of four years. Additionally on March 1, 2022, employees elected to purchase a combined 10,845 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $383.46 and $232.41 per share, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended
	March 26, 2022	March 27 2021
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,227	$1,672
Amounts included in general and administrative expenses	1,695	3,285
Total stock-based compensation expense	$2,922	$4,957

N. Licensing Agreements

Beam Suntory Licensing Agreement

On July 14, 2021, the Company signed two collaboration agreements with Jim Beam Brands Co. (“Jim Beam”) to develop, market and sell alcohol beverages. These agreements are perpetual, with regular assessments of the partnership performance every 5 years, beginning in Year 5, giving rise to the option to continue agreement terms or terminate the partnership. Under the first of these agreements, the Company is responsible for developing and bringing to market through its distribution network one or more flavored malt beverage products under brand name(s) from the Jim Beam portfolio, beginning with the Sauza brand. Under the second agreement, Jim Beam is responsible for developing and bringing to market through its distribution network one or more full bottled distilled spirits products under brand(s) from the Company’s portfolio, beginning with the Truly brand.

The parties began shipping beverages to customers under these agreements during the thirteen weeks ended March 26, 2022. Under the first agreement, the Company is required make payments to Jim Beam for their share of the brand contribution of the flavored malt beverages sold by the Company. The brand contribution amounts due to Beam are recorded as a component of costs of goods sold. Under the second agreement, Jim Beam is required to make payments to the Company for the Company’s share of the brand contribution of the full bottled distilled spirits sold by Jim Beam. The Company and Jim Beam also reimburse each other for certain marketing costs as they are incurred. These marketing costs are recorded in advertising, promotional and selling expenses. The Company’s sales of Jim Beam branded flavored malt beverages to third parties and the brand contribution payments received or owed the Company by Jim Beam for the use of the Company’s brand names are recorded within net revenue. Total net revenue recognized under these agreements amounted to less than 1% of the Company's total net revenues during the thirteen-week period ended March 26, 2022.

Pepsi Licensing Agreement

On August 9, 2021, the Company signed a series of agreements with PepsiCo, Inc. (“Pepsi”) to develop, market and sell alcohol beverages. The term of this agreement is perpetual, with provisions to terminate within the initial 2-years for a limited number of reasons. Under this agreement the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. As part of the agreements, Pepsi provides certain proprietary ingredients and also licenses the Company the use of its MTN DEW® and Hard MTN DEW® trademarks in connection with manufacturing, promoting, marketing, and distributing the developed product through the Pepsi distribution network. The Company retains the right to distribute the developed product through its own distribution network for customers in the on-premise channel.

The Company began shipping flavored malt beverages to Pepsi during the thirteen-week period ended March 26, 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. These costs of the proprietary ingredients are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. Proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets as of March 26, 2022. Total net revenue recognized under these agreements amounted to less than 2% of the Company's total net revenues during the thirteen-week period ended March 26, 2022.

O. Restricted Cash

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

P. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen weeks ended March 26, 2022 and March 27, 2021 related to the lease was approximately $91,000 . Additionally, during the thirteen weeks ended March 26, 2022 and March 27, 2021, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders.

Q. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date for additional disclosure. The Company received $40.8 million income tax refunds on April 8, 2022 as described in Note J and repaid the $15.0 million outstanding line of credit balance on April 11, 2022 as described in Note K. The Company concluded that there were no other events of which management was aware that occurred after the balance sheet date that would require any adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week period ended March 26, 2022, as compared to the thirteen week period ended March 27, 2021. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 26, 2022 compared to Thirteen Weeks Ended March 27, 2021

	Thirteen Weeks Ended (in thousands, except per barrel)
	March 26, 2022			March 27 2021			Amount change	% change	Per barrel change
Barrels sold		1,705			2,275		(570)	(25.1)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$430,113	$252.27	100.0%	$545,080	$239.31	100.0%	$(114,967)	(21.1)%	$12.96
Cost of goods	257,161	150.83	59.8%	295,450	129.71	54.2%	(38,289)	(13.0)%	21.12
Gross profit	172,952	101.44	40.2%	249,630	109.60	45.8%	(76,678)	(30.7)%	(8.16)
Advertising, promotional and selling expenses	130,615	76.61	30.4%	140,859	61.84	25.8%	(10,244)	(7.3)%	14.77
General and administrative expenses	39,698	23.28	9.2%	31,946	14.03	5.9%	7,752	24.3%	9.25
Contract termination costs and other	4,752	2.79	1.1%	—	—	0.0%	4,752	100.0%	2.79
Impairment of assets	41	0.02	0.0%	227	0.10	0.0%	(186)	(81.9)%	(0.08)
Total operating expenses	175,106	102.70	40.7%	173,032	75.97	31.7%	2,074	1.2%	26.73
Operating (loss) income	(2,154)	(1.26)	(0.5)%	76,598	33.63	14.1%	(78,752)	(102.8)%	(34.89)
Other (expense) income, net	(133)	(0.08)	(0.0)%	(35)	(0.02)	0.0%	(98)	280.0%	(0.06)
(Loss) income before income tax (benefit) expense	(2,287)	(1.34)	(0.5)%	76,563	33.61	14.0%	(78,850)	(103.0)%	(34.95)
Income tax (benefit) expense	(332)	(0.19)	(0.1)%	10,998	4.83	2.0%	(11,330)	(103.0)%	(5.02)
Net (loss) income	(1,955)	(1.15)	(0.5)%	65,565	28.78	12.0%	(67,520)	(103.0)%	(29.93)

Net revenue. Net revenue decreased by $115.0 million, or 21.1%, to $430.1 million for the thirteen weeks ended March 26, 2022, as compared to $545.1 million for the thirteen weeks ended March 27, 2022, primarily as a result of a decrease in shipments, partially offset by price increases.

Volume. Total shipment volume decreased by 25.1% to 1,705,000 barrels for the thirteen weeks ended March 26, 2022, as compared to 2,275,000 barrels for the thirteen weeks ended March 27, 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Twisted Tea, Angry Orchard, and Dogfish Head brands, partially offset by increases in its Samuel Adams brand.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended March 26, 2022 decreased by approximately 7% compared to the thirteen weeks ended March 27, 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, and Dogfish Head brands, partially offset by increases in its Twisted Tea brand. The Company’s Samuel Adams brand depletion volume was nearly equal in both periods.

The Company believes distributor inventory as of March 26, 2022 averaged approximately five weeks on hand and was at an appropriate level for each of its brands. The Company expects distributors will keep inventory levels below 2021 levels in terms of weeks on hand, as the need for peak season inventory prebuilds is greatly reduced due to our increased production capacity.

Net revenue per barrel. Net revenue per barrel increased by 5.4% to $252.27 per barrel for the thirteen weeks ended March 26, 2022, as compared to $239.31 per barrel for the comparable period in 2021, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $150.83 per barrel for the thirteen weeks ended March 26, 2022, as compared to $129.71 per barrel for the thirteen weeks ended March 27, 2021. The 2022 increase in cost of goods sold of $21.12 per barrel was primarily due to higher supply chain costs and higher materials costs.

Gross profit. Gross profit was $101.44 per barrel for the thirteen weeks ended March 26, 2022, as compared to $109.60 per barrel for the thirteen weeks ended March 27, 2021.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $10.2 million, or 7.3%, to $130.6 million for the thirteen weeks ended March 26, 2022, as compared to $140.9 million for the thirteen weeks ended March 27, 2021. The decrease was primarily due to a net decrease in brand investments of $9.4 million, mainly driven by lower media costs, partially offset by higher investments in local marketing and decreased freight to distributors of $0.8 million primarily due to lower volumes that were partially offset by higher rates.

Advertising, promotional and selling expenses were 30.4% of net revenue, or $76.61 per barrel, for the thirteen weeks ended March 26, 2022, as compared to 25.8% of net revenue, or $61.84 per barrel, for the thirteen weeks ended March 27, 2021. This increase per barrel is primarily due to advertising, promotional and selling expenses decreasing at a lower rate than shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

The Company conducts certain advertising and promotional activities in its distributors’ markets, and the distributors make contributions to the Company for such efforts. These amounts are included in the Company’s condensed consolidated statements of comprehensive operations as reductions to advertising, promotional and selling expenses. Historically, contributions from distributors for advertising and promotional activities have amounted to between 1% and 3% of net sales. The Company may adjust its promotional efforts in the distributors’ markets, if changes occur in these promotional contribution arrangements, depending on industry and market conditions.

General and administrative. General and administrative expenses increased by $7.8 million, or 24.3%, to $39.7 million for the thirteen weeks ended March 26, 2022, as compared to $31.9 million for the thirteen weeks ended March 27, 2021. The increase was primarily due to increased salaries and benefits costs and increases in external services provided by third parties.

Contract termination costs and other. During the first quarter of 2022 the Company recorded $4.8 million in contract termination costs in connection with the termination of a third-party production contract. This contract termination eliminated future production shortfall fees that the Company estimated would have been incurred over the duration of the contract.

Impairment of assets. Impairment of long-lived assets decreased by $0.2 million from the comparable period of 2021, primarily due to lower write-downs of equipment at Company-owned breweries.

Income tax (benefit) expense. During the thirteen weeks ended March 26, 2022, the Company’s effective tax rate, excluding the impact of ASU 2016-09, was a tax benefit of 27.7% compared to a tax provision of 25.6% for the thirteen weeks ended March 27, 2021, primarily due to a decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash decreased to $15.7 million as of March 26, 2023 from $26.8 million as of December 25, 2021, reflecting cash used in operating activities, purchases of property, plant and equipment and payments of tax withholdings on stock-based payment awards and investment shares, partially offset by cash borrowed on the Company's revolving line of credit net of repayments and proceeds from the exercise of stock options and sale of investment shares.

Cash used in or provided by operating activities consists of net (loss) income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses. In the first quarter of 2022 compared to the first quarter of 2021, the Company’s average account receivable payment terms shifted slightly toward customers with longer payment terms. This impact for the remainder of the year ending December 31, 2022 is uncertain due to product and geographical mix but the Company does not expect this to significantly impact its liquidity.

Cash used in operating activities for the thirteen weeks ended March 26, 2022 was $41.0 million and primarily consisted of a net increase in operating assets and liabilities of $63.7 million and a net loss of $2.0 million, partially offset by non-cash items of $24.7 million. Cash provided by operating activities for the thirteen weeks ended March 27, 2021 was $19.8 million and primarily consisted of net income of $65.6 million and non-cash items of $28.6 million, partially offset by a net increase in operating assets and liabilities of $74.4 million. The decrease in cash provided by operating activities for the thirteen weeks ended March 26, 2022 compared to the prior period is primarily due to lower net income compared to the prior year and increases in accounts receivable and accrued expenses.

The Company used $23.7 million in investing activities during the thirteen weeks ended March 26, 2022, as compared to $38.8 million during the thirteen weeks ended March 27, 2021. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash provided by financing activities was $14.2 million during the thirteen weeks ended March 26, 2022, as compared to $0.4 million during the thirteen weeks ended March 27, 2021. The $13.7 million increase in cash provided by financing activities in 2022 from 2021 is primarily due to $30.0 million of cash borrowed on the Company's revolving line of credit, net of $15.0 million repaid.

During the thirteen weeks ended March 26, 2022 and the period from March 26, 2022 through April 16, 2022, the Company did not repurchase any shares of its Class A Common Stock. As of April 16, 2022, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 26, 2022 of $15.7 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $135.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. The Company is currently in negotiations on an extension of the term on the credit facility and expects an agreement to be reached during the second or third quarter of 2022. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended March 26, 2022.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 25, 2021, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 26, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 26, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, refer to Note K of the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 16, 2022, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the thirteen weeks ended March 26, 2022, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.

During the thirteen weeks ended March 26, 2022, the Company repurchased 310 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 26, 2021 - January 29, 2022	26		$248.61		—	$90,335
January 30, 2022 - February 26, 2022	153		260.46		—	90,335
February 27, 2022 - March 26, 2022	131		289.29		—	90,335
Total	310	-	$271.65	-	-	$90,335

As of April 16, 2022, the Company had 10.2 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: April 21, 2022	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 21, 2022	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(Principal Financial Officer)