Form 10-Q
period 2022-06-25
BOSTON BEER CO INC
filed 2022-07-21
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 16, 2022:

Class A Common Stock, $.01 par value	10,225,572
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 25, 2022

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 25, 2022	December 25, 2021
Assets
Current Assets:
Cash and cash equivalents	$137,801	$26,853
Restricted cash	—	39,468
Accounts receivable	119,371	55,022
Inventories	164,247	149,118
Prepaid expenses and other current assets	21,423	21,462
Income tax receivable	6,742	53,418
Total current assets	449,584	345,341
Property, plant and equipment, net	675,208	664,815
Operating right-of-use assets	48,424	52,774
Goodwill	112,529	112,529
Intangible assets	103,550	103,677
Third-party production prepayments	74,227	88,294
Other assets	16,944	19,354
Total assets	$1,480,466	$1,386,784
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$134,215	$85,920
Accrued expenses and other current liabilities	148,179	161,552
Current operating lease liabilities	8,535	7,634
Total current liabilities	290,929	255,106
Deferred income taxes, net	90,052	87,495
Non-current operating lease liabilities	49,722	53,849
Other liabilities	5,726	6,925
Total liabilities	436,429	403,375
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 10,225,061 and 10,183,801 issued and outstanding as of June 25, 2022 and December 25, 2021, respectively	102	102
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 and 2,068,000 issued and outstanding as of June 25, 2022 and December 25, 2021, respectively	21	21
Additional paid-in capital	620,877	611,622
Accumulated other comprehensive loss	(215)	(194)
Retained earnings	423,252	371,858
Total stockholders' equity	1,044,037	983,409
Total liabilities and stockholders' equity	$1,480,466	$1,386,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue	$655,022	$641,314	$1,112,310	$1,223,023
Less excise taxes	38,779	38,509	65,954	75,138
Net revenue	616,243	602,805	1,046,356	1,147,885
Cost of goods sold	350,468	327,116	607,629	622,566
Gross profit	265,775	275,689	438,727	525,319
Operating expenses:
Advertising, promotional and selling expenses	154,883	161,620	285,498	302,479
General and administrative expenses	38,849	32,960	78,547	64,906
Contract termination costs and other	578	—	5,330	—
Impairment of assets	80	1,004	121	1,231
Total operating expenses	194,390	195,584	369,496	368,616
Operating income	71,385	80,105	69,231	156,703
Other expense:
Interest income (expense)	83	(29)	50	(58)
Other (expense) income	(601)	8	(701)	2
Total other expense	(518)	(21)	(651)	(56)
Income before income tax provision	70,867	80,084	68,580	156,647
Income tax provision	17,518	20,889	17,186	31,887
Net income	$53,349	$59,195	$51,394	$124,760
Net income per common share – basic	$4.33	$4.82	$4.18	$10.16
Net income per common share – diluted	$4.31	$4.75	$4.15	$10.01
Weighted-average number of common shares – basic	12,319	12,283	12,309	12,277
Weighted-average number of common shares – diluted	12,341	12,465	12,341	12,461
Net income	$53,349	$59,195	$51,394	$124,760
Other comprehensive (loss) income:
Foreign currency translation adjustment	(71)	15	(21)	35
Total other comprehensive (loss) income, net of tax	(71)	15	(21)	35
Comprehensive income	$53,278	$59,210	$51,373	$124,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 25, 2022	June 26, 2021
Cash flows provided by operating activities:
Net income	$51,394	$124,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,909	34,174
Impairment of assets	121	1,231
Gain on disposal of property, plant and equipment	(39)	(150)
Change in right-of-use assets	3,990	3,954
Other non-cash expense (income)	54	(98)
Stock-based compensation expense	7,730	10,291
Deferred income taxes	2,557	(39)
Changes in operating assets and liabilities:
Accounts receivable	(64,469)	(35,075)
Inventories	(13,014)	(120,675)
Prepaid expenses, income tax receivable, other current assets and other assets	47,010	(30,804)
Third-party production prepayments	14,067	(17,024)
Accounts payable	48,337	78,801
Accrued expenses, other current liabilities and other liabilities	(13,275)	(14,307)
Change in operating lease liabilities	(2,866)	(4,052)
Net cash provided by operating activities	121,506	30,987
Cash flows used in investing activities:
Purchases of property, plant and equipment	(50,804)	(83,521)
Proceeds from disposal of property, plant and equipment	506	420
Other investing activities	—	145
Net cash used in investing activities	(50,298)	(82,956)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and sale of investment shares	4,610	7,944
Net cash paid on note payable and finance leases	(870)	(795)
Line of credit borrowings	30,000	—
Line of credit repayments	(30,000)	—
Payment of tax withholding on stock-based payment awards and investment shares	(3,468)	(15,509)
Net cash provided by (used in) financing activities	272	(8,360)
Change in cash and cash equivalents and restricted cash	71,480	(60,329)
Cash and cash equivalents and restricted cash at beginning of year	66,321	163,282
Cash and cash equivalents at end of period	$137,801	$102,953
Supplemental disclosure of cash flow information:
Income taxes (refunded) paid, net	$(43,621)	$34,395
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$3,895	$5,212
Operating cash flows from finance leases	$42	$66
Financing cash flows from finance leases	$796	$724
Right-of-use-assets obtained in exchange for operating lease obligations	$-	$1,961
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$107	$(6,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net loss							(1,955)	(1,955)
Stock options exercised and restricted shares activities	31	—			498			498
Stock-based compensation expense					2,922			2,922
Foreign currency translation adjustment						50		50
Balance at March 26, 2022	10,215	$102	2,068	$21	$615,042	$(144)	$369,903	$984,924

Net income							53,349	53,349
Stock options exercised and restricted shares activities	10	—			1,027			1,027
Stock-based compensation expense					4,808			4,808
Foreign currency translation adjustment						(71)		(71)
Balance at June 25, 2022	10,225	$102	2,068	$21	$620,877	$(215)	$423,252	$1,044,037

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967
Net income							65,565	65,565
Stock options exercised and restricted shares activities	48	1			1,268			1,269
Stock-based compensation expense					4,957			4,957
Adoption of ASU 2019-12, Simplifying the accounting for income taxes							(54)	(54)
Foreign currency translation adjustment						20		20
Balance at March 27, 2021	10,053	$101	2,178	$22	$605,962	$(232)	$422,871	$1,028,724

Net income							59,195	59,195
Stock options exercised and restricted shares activities	13	—			(9,133)			(9,133)
Stock-based compensation expense					5,334			5,334
Conversion from Class B to Class A	100	1	(100)	(1)				—
Foreign currency translation adjustment						15		15
Balance at June 26, 2021	10,166	$102	2,078	$21	$602,163	$(217)	$482,066	$1,084,135

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

The accompanying unaudited condensed consolidated balance sheet as of June 25, 2022, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 25, 2022 and June 26, 2021 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 25, 2022 and the condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 25, 2022 and June 26, 2021, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

C. Revenue Recognition

During the twenty-six weeks ended June 25, 2022 and June 26, 2021, approximately 95% of the Company’s revenue was from shipments of its products to domestic distributors, 4% from shipments to international distributors, primarily located in Canada, and less than 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 25, 2022 and December 25, 2021, the Company has deferred $14.8 million and $8.0 million, respectively, in revenue related to product shipped on or prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $16.6 million and $26.6 million for the thirteen and twenty-six weeks ended June 25, 2022, respectively, and $18.4 million and $41.8 million for the thirteen and twenty-six weeks ended June 26, 2021, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen and twenty-six weeks ended June 25, 2022 were $8.1 million and $17.1 million, respectively. For the thirteen and twenty-six weeks ended June 25, 2022 the Company recorded certain of these costs in the total amounts of $6.5 million and $13.2 million, respectively, as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and twenty-six weeks ended June 26, 2021 were $13.2 million and $23.3 million, respectively. For the thirteen and twenty-six weeks ended June 26, 2021, the Company recorded certain of these costs in the total amount of $10.9 million and $20.1 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

D. Inventories

Inventories consist of raw materials, work in process and finished goods which are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. Raw materials principally consist of hops, flavorings, apple juice, other brewing materials and packaging. The Company’s goal is to maintain on hand a supply of at least one year for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 25, 2022	December 25, 2021
	(in thousands)
Current inventory:
Raw materials	$94,574	$78,545
Work in process	18,181	17,764
Finished goods	51,492	52,809
Total current inventory	164,247	149,118
Long term inventory	10,540	12,655
Total inventory	$174,787	$161,773

As of June 25, 2022 and December 25, 2021, the Company has recorded inventory obsolescence reserves of $18.2 million and $43.1 million, respectively. The reduction in the inventory obsolescence reserves during the twenty-six weeks ended June 25, 2022 was primarily driven by the destruction of inventory that was fully reserved as of December 25, 2021.

E. Third-Party Production Prepayments

During the twenty-six weeks ended June 25, 2022, the Company brewed and packaged approximately 64% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party brewing facilities that it expenses over the period of the contracts.

As a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities beginning in the third quarter of 2021 and into 2022. The Company has also terminated relationships with some of its third-party production suppliers and incurred contract termination costs in doing so.

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

Total third-party production prepayments were $74.2 million and $88.3 million as of June 25, 2022 and December 25, 2021, respectively. The Company will expense the total prepaid amount of $74.2 million as of June 25, 2022, all of which relates to the master transaction agreement described above and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company will expense the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. As of June 25, 2022, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees would total approximately $194 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections the Company anticipates that it will recognize approximately $89 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2022	$8
2023	26
2024	22
2025	19
2026	6
2027	4
Thereafter	4
Total shortfall fees expected to be incurred	$89

F. Goodwill and Intangible Assets

No impairment of goodwill was recorded in any period.

The Company’s intangible assets as of June 25, 2022 and December 25, 2021 were as follows:

		As of June 25, 2022			As of December 25, 2021
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer Relationships	15	$3,800	$(760)	$3,040	$3,800	$(633)	$3,167
Trade Names	Indefinite	100,510	—	100,510	100,510	—	100,510
Total intangible assets		$104,310	$(760)	$103,550	$104,310	$(633)	$103,677

Amortization expense in the thirteen and twenty-six weeks ended June 25, 2022 was approximately $63,000 and $127,000, respectively. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thousands)
Remainder of 2022	$127
2023	253
2024	253
2025	253
2026	253
2027	253
Thereafter	1,648
Total amortization expense	$3,040

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$53,349	$59,195	$51,394	$124,760
Allocation of net income for basic:
Class A Common Stock	$44,261	$48,710	$42,631	$102,354
Class B Common Stock	8,956	10,268	8,634	21,893
Unvested participating shares	132	217	129	513
	$53,349	$59,195	$51,394	$124,760
Weighted average number of shares for basic:
Class A Common Stock	10,221	10,108	10,210	10,072
Class B Common Stock*	2,068	2,131	2,068	2,155
Unvested participating shares	30	44	31	50
	12,319	12,283	12,309	12,277
Net income per share for basic:
Class A Common Stock	$4.33	$4.82	$4.18	$10.16
Class B Common Stock	$4.33	$4.82	$4.18	$10.16

*The reduction in Class B Common Stock resulted from the conversion to Class A Common stock during fiscal 2021.

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen and twenty-six weeks ended June 25, 2022 and for the thirteen and twenty-six weeks ended June 26, 2021:

	Thirteen weeks ended
	June 25, 2022			June 26, 2021
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$44,261	10,221	$4.33	$48,710	10,108	$4.82
Add: effect of dilutive common shares
Share-based awards	—	52		—	160
Class B Common Stock	8,956	2,068		10,268	2,131
Net effect of unvested participating shares	132	—		217	66
Net income per common share - diluted	$53,349	12,341	$4.31	$59,195	12,465	$4.75

	Twenty-six weeks ended
	June 25, 2022			June 26, 2021
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$42,631	10,210	$4.18	$102,354	10,072	$10.16
Add: effect of dilutive common shares
Share-based awards	—	63		—	161
Class B Common Stock	8,634	2,068		21,893	2,155
Net effect of unvested participating shares	129	—		513	73
Net income per common share - diluted	$51,394	12,341	$4.15	$124,760	12,461	$10.01

During the thirteen and twenty-six weeks ended June 25, 2022, in accordance with the two-class method, weighted-average stock options to purchase approximately 13,000 and 24,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 17,114 shares of Class A Common Stock and 1,348 performance-based stock awards were outstanding as of June 25, 2022 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

During the thirteen and twenty-six weeks ended June 26, 2021, in accordance with the treasury stock method, weighted-average stock options to purchase approximately 20,000 and 13,000 shares of Class A Common stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, 1,348 unvested performance-based stock awards of Class A Common Stock were not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

H. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus or minus foreign currency translation adjustment. The foreign currency translation adjustments for the interim periods ended June 25, 2022 and June 26, 2021 were not material.

I. Commitments and Contingencies

Contractual Obligations

As of June 25, 2022, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$95,200
Hops and malt	62,590
Brand support	60,809
Equipment and machinery	43,505
Other	40,449
Total commitments	$302,553

The majority of these contract obligations are for the remaining twenty-seven weeks of fiscal 2022 with the remainder extending no later than the 2026 fiscal year.

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

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company filed a motion to dismiss the amended complaint on March 16, 2022 and is now awaiting the Court's decision. The Company intends to vigorously defend against these claims. A range of potential loss is not estimable at this time.

J. Income Taxes

The following table provides a summary of the income tax provision for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021:

	Thirteen weeks ended
	June 25, 2022	June 26, 2021
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$18,469	$21,315
Benefit of ASU 2016-09	(951)	(426)
Total income tax provision	$17,518	$20,889

	Twenty-six weeks ended
	June 25, 2022	June 26, 2021
	(in thousands)
Summary of income tax provision
Tax provision based on net income	$17,834	$40,927
Benefit of ASU 2016-09	(648)	(9,040)
Total income tax provision	$17,186	$31,887

The tax benefit of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, was $1.0 million and $0.6 million for the thirteen and twenty-six weeks ended June 25, 2022, respectively, as compared to $0.4 million and $9.0 million for the thirteen and twenty-six weeks ended June 26, 2021, respectively, primarily due to changes in the stock price and the number of shares exercised.

The Company’s effective tax rate, excluding the impact of ASU 2016-09, for the thirteen weeks and twenty-six weeks ended June 25, 2022 was 26.1% and 26.0%, respectively, compared to 26.6% and 26.1% for the thirteen and twenty-six weeks ended June 26, 2021, respectively, primarily due to a decrease in non-deductible officer compensation.

As of June 25, 2022 and December 25, 2021, the Company had approximately $0.2 million and $0.2 million, respectively, of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 25, 2022 and December 25, 2021, the Company had $0.2 million and $0.2 million, respectively, accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of June 25, 2022.

K. Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of June 25, 2022, no borrowings were outstanding. The interest rate for the borrowings withdrawn was less than 1%. As of June 25, 2022, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowing.

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

At June 25, 2022 and December 25, 2021, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 25, 2022 and December 25, 2021, the Company’s cash and cash equivalents balance was $137.8 million and $26.9 million, respectively, including money market funds amounting to $123.6 million and $5.8 million, respectively.

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2021	221,354	$310.38
Granted	20,924	378.55
Exercised	(17,592)	193.12
Forfeited	(6,457)	299.16
Outstanding at June 25, 2022	218,229	$326.70	5.61	$19,011
Exercisable at June 25, 2022	115,834	$250.18	4.94	$12,577
Vested and expected to vest at June 25, 2022	198,774	$318.23	5.53	$17,789

Of the total options outstanding at June 25, 2022, 25,171 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2022, the Company granted options to purchase an aggregate of 17,114 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $178.10 per share and a weighted average exercise price of $383.46 per share, of which all shares relate to performance-based stock options.

On May 18, 2022, the Company granted options to purchase an aggregate of 3,810 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. All of the options vested immediately on the date of the grant. These options have a fair value of $181.14 per share and an exercise price of $356.52 per share.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2022
Expected Volatility	38.0%
Risk-free interest rate	2.1%
Expected Dividends	0.0%
Exercise factor	3
Discount for post-vesting restrictions	0.8%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 25, 2021	88,848	$401.70
Granted	42,560	344.62
Vested	(32,081)	293.84
Forfeited	(6,092)	545.46
Non-vested at June 25, 2022	93,235	$409.29

Of the total shares outstanding at June 25, 2022, 1,348 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,494	$1,268	$2,721	$2,940
Amounts included in general and administrative expenses	3,314	4,066	5,009	7,351
Total stock-based compensation expense	$4,808	$5,334	$7,730	$10,291

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

The parties began shipping beverages to customers under these agreements during the first quarter of 2022. Under the first agreement, the Company is required to make payments to Jim Beam for their share of the brand contribution of the flavored malt beverages sold by the Company. The brand contribution amounts due to Beam are recorded as a component of costs of goods sold. Under the second agreement, Jim Beam is required to make payments to the Company for the Company’s share of the brand contribution of the full bottled distilled spirits sold by Jim Beam. The Company and Jim Beam also reimburse each other for certain marketing costs as they are incurred. These marketing costs are recorded in advertising, promotional and selling expenses. The Company’s sales of Jim Beam branded flavored malt beverages to third parties and the brand contribution payments received or owed the Company by Jim Beam for the use of the Company’s brand names are recorded within net revenue. Total net revenue recognized under these agreements amounted to less than 1% of the Company's total net revenues during the thirteen and twenty-six week periods ended June 25, 2022.

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

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. These costs of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. Proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets as of June 25, 2022. Total net revenue recognized under these agreements amounted to less than 2% of the Company's total net revenues during the thirteen and twenty-six week periods ended June 25, 2022.

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

P. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders for buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 related to the lease was approximately $91,000 and $183,000, respectively. Additionally, during the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021, the Company incurred expenses of less than $25,000 and $50,000, respectively, with various other suppliers affiliated with the Dogfish Head founders.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week period ended June 25, 2022, as compared to the thirteen and twenty-six week period ended June 26, 2021. This discussion should be read in conjunction with the Management’s Discussion and

Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 25, 2022 compared to Thirteen Weeks Ended June 26, 2021

	Thirteen Weeks Ended (in thousands, except per barrel)
	June 25, 2022			June 26, 2021			Amount change	% change	Per barrel change
Barrels sold		2,419			2,447		(28)	(1.1)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$616,243	$254.77	100.0%	$602,805	$246.35	100.0%	$13,438	2.2%	$8.42
Cost of goods	350,468	144.89	56.9%	327,116	133.68	54.3%	23,352	7.1%	11.21
Gross profit	265,775	109.88	43.1%	275,689	112.67	45.7%	(9,914)	(3.6)%	(2.79)
Advertising, promotional and selling expenses	154,883	64.03	25.1%	161,620	66.05	26.8%	(6,737)	(4.2)%	(2.02)
General and administrative expenses	38,849	16.06	6.3%	32,960	13.47	5.5%	5,889	17.9%	2.59
Contract termination costs and other	578	0.24	0.1%	—	—	0.0%	578	100.0%	0.24
Impairment of assets	80	0.03	0.0%	1,004	0.41	0.2%	(924)	(92.0)%	(0.38)
Total operating expenses	194,390	80.36	31.5%	195,584	79.93	32.4%	(1,194)	(0.6)%	0.43
Operating income	71,385	29.52	11.6%	80,105	32.74	13.3%	(8,720)	(10.9)%	(3.22)
Other expense, net	(518)	(0.21)	(0.1)%	(21)	(0.01)	(0.0)%	(497)	2366.7%	(0.20)
Income before income tax provision	70,867	29.31	11.5%	80,084	32.73	13.3%	(9,217)	(11.5)%	(3.42)
Income tax provision	17,518	7.24	2.8%	20,889	8.54	3.5%	(3,371)	(16.1)%	(1.30)
Net income	53,349	22.07	8.7%	59,195	24.19	9.8%	(5,846)	(9.9)%	(2.12)

Net revenue. Net revenue increased by $13.4 million, or 2.2%, to $616.2 million for the thirteen weeks ended June 25, 2022, as compared to $602.8 million for the thirteen weeks ended June 26, 2021, primarily as a result of price increases, partially offset by a decrease in shipments.

Volume. Total shipment volume decreased by 1.1% to 2,419,000 barrels for the thirteen weeks ended June 25, 2022, as compared to 2,447,000 barrels for the thirteen weeks ended June 26, 2021, , reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams, and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended June 25, 2022 decreased by approximately 7% compared to the thirteen weeks ended June 26, 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams, and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

The Company believes distributor inventory as of June 25, 2022 averaged approximately four weeks on hand and was at an appropriate level for each of its brands except for low inventory levels for certain Truly brand packages. The Company expects distributors will keep inventory levels for the remainder of the year below 2021 levels in terms of weeks on hand.

Net revenue per barrel. Net revenue per barrel increased by 3.4% to $254.77 per barrel for the thirteen weeks ended June 25, 2022, as compared to $246.35 per barrel for the comparable period in 2021, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $144.89 per barrel for the thirteen weeks ended June 25, 2022, as compared to $133.68 per barrel for the thirteen weeks ended June 26, 2021. The 2022 increase in cost of goods sold of $11.21 per barrel was primarily due to higher materials costs, higher returns, and inventory write-offs.

Gross profit. Gross profit was $109.88 per barrel for the thirteen weeks ended June 25, 2022, as compared to $112.67 per barrel for the thirteen weeks ended June 26, 2021.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $6.7 million, or 4.2%, to $154.9 million for the thirteen weeks ended June 25, 2022, as compared to $161.6 million for the thirteen weeks ended June 26, 2021. The decrease was primarily due to a net decrease in brand investments of $11.3 million, mainly driven by lower media costs. The decrease in brand investments was partially offset by increased freight to distributors of $4.6 million, which was primarily due to higher freight rates.

Advertising, promotional and selling expenses were 25.1% of net revenue, or $64.03 per barrel, for the thirteen weeks ended June 25, 2022, as compared to 26.8% of net revenue, or $66.05 per barrel, for the thirteen weeks ended June 26, 2021. This decrease per barrel is primarily due to advertising, promotional and selling expenses decreasing at a higher rate than shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative. General and administrative expenses increased by $5.9 million, or 17.9%, to $38.8 million for the thirteen weeks ended June 25, 2022, as compared to $32.9 million for the thirteen weeks ended June 26, 2021. The increase was primarily due to increased salaries and benefits costs and increases in services provided by third parties.

Contract termination costs and other. During the second quarter of 2022 the Company recorded $0.6 million in contract termination costs for non-cancellable purchase orders on discontinued capital projects.

Impairment of assets. Impairment of long-lived assets decreased by $0.9 million from the comparable period of 2021, primarily due to lower write-downs of equipment at Company-owned breweries.

Income tax expense. During the thirteen weeks ended June 25, 2022, the Company’s effective tax rate, excluding the impact of ASU 2016-09, was 26.1% compared to 26.6% for the thirteen weeks ended June 26, 2021, primarily due to a decrease in non-deductible officer compensation.

Twenty-six Weeks Ended June 25, 2022 compared to Twenty-six Weeks Ended June 26, 2021

	Twenty-Six Weeks Ended (in thousands, except per barrel)
	June 25, 2022			June 26, 2021			Amount change	% change	Per barrel change
Barrels sold		4,127			4,725		(598)	(12.6)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,046,356	$253.54	100.0%	$1,147,885	$242.96	100.0%	$(101,529)	(8.8)%	$10.58
Cost of goods	607,629	147.23	58.1%	622,566	131.77	54.2%	(14,937)	(2.4)%	15.46
Gross profit	438,727	106.31	41.9%	525,319	111.19	45.8%	(86,592)	(16.5)%	(4.88)
Advertising, promotional and selling expenses	285,498	69.18	27.3%	302,479	64.02	26.4%	(16,981)	(5.6)%	5.16
General and administrative expenses	78,547	19.03	7.5%	64,906	13.74	5.7%	13,641	21.0%	5.29
Contract termination costs and other	5,330	1.29	0.5%	—	—	0.0%	5,330	100.0%	1.29
Impairment of assets	121	0.03	0.0%	1,231	0.26	0.1%	(1,110)	(90.2)%	(0.23)
Total operating expenses	369,496	89.53	35.3%	368,616	78.02	32.1%	880	0.2%	11.51
Operating income	69,231	16.78	6.6%	156,703	33.17	13.7%	(87,472)	(55.8)%	(16.39)
Other expense, net	(651)	(0.16)	(0.1)%	(56)	(0.01)	(0.0)%	(595)	1062.5%	(0.15)
Income before income tax provision	68,580	16.62	6.6%	156,647	33.16	13.6%	(88,067)	(56.2)%	(16.54)
Income tax provision	17,186	4.16	1.6%	31,887	6.75	2.8%	(14,701)	(46.1)%	(2.59)
Net income	51,394	12.46	4.9%	124,760	26.41	10.9%	(73,366)	(58.8)%	(13.95)

Net revenue. Net revenue decreased by $101.5 million, or 8.8%, to $1,046.4 million for the twenty-six weeks ended June 25, 2022, as compared to $1,147.9 million for the thirteen weeks ended June 26, 2021, primarily as a result of a decrease in shipments, partially offset by price increases.

Volume. Total shipment volume decreased by 12.6% to 4,127,000 barrels for the twenty-six weeks ended June 26, 2022, as compared to 4,725,000 barrels for the twenty-six weeks ended June 26, 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Depletions, or sales by distributors to retailers, of the Company’s products for the twenty-six weeks ended June 25, 2022 decreased by approximately 7% compared to the twenty-six weeks ended June 26, 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Net revenue per barrel. Net revenue per barrel increased by 4.4% to $253.54 per barrel for the twenty-six weeks ended June 26, 2022, as compared to $242.96 per barrel for the comparable period in 2021, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $147.23 per barrel for the twenty-six weeks ended June 25, 2022, as compared to $131.77 per barrel for the twenty-six weeks ended June 26, 2021. The 2022 increase in cost of goods sold of $15.46 per barrel was primarily due to higher materials costs, higher returns and inventory write-offs and higher per barrel processing costs at Company-owned breweries due to lower volumes.

Gross profit. Gross profit was $106.31 per barrel for the twenty-six weeks ended June 25, 2022, as compared to $111.19 per barrel for the twenty-six weeks ended June 26, 2021.

Advertising, promotional and selling. Advertising, promotional and selling expenses decreased by $17.0 million, or 5.6%, to $285.5 million for the twenty-six weeks ended June 25, 2022, as compared to $302.5 million for the twenty-six weeks ended June 26, 2021. The decrease was primarily due to a net decrease in brand investments of $20.7 million, mainly driven by lower media costs. The decrease in brand investments was partially offset by higher investments in local marketing and increased freight to distributors of $3.8 million, which was primarily due to higher rates partially offset by lower volumes.

Advertising, promotional and selling expenses were 27.3% of net revenue, or $69.18 per barrel, for the twenty-six weeks ended June 25, 2022, as compared to 26.4% of net revenue, or $64.02 per barrel, for the twenty-six weeks ended June 26, 2021. This increase per barrel is primarily due to advertising, promotional and selling expenses decreasing at a lower rate than shipments.

General and administrative. General and administrative expenses increased by $13.6 million, or 21.0%, to $78.5 million for the twenty-six weeks ended June 25, 2022, as compared to $64.9 million for the twenty-six weeks ended June 26, 2021. The increase was primarily due to increased salaries and benefits costs and increases in services provided by third parties.

Contract termination costs and other. During the first half of 2022 the Company recorded $5.3 million in contract termination costs, primarily in connection with the termination of a third-party production contract. This contract termination eliminated future production shortfall fees that the Company estimated would have been incurred over the duration of the contract.

Impairment of assets. Impairment of long-lived assets decreased by $1.1 million from the comparable period of 2021, primarily due to lower write-downs of equipment at Company-owned breweries.

Income tax expense. During the twenty-six weeks ended June 25, 2022, the Company’s effective tax rate, excluding the impact of ASU 2016-09, was 26.0% compared to 26.1% for the twenty-six weeks ended June 26, 2021, primarily due to a decrease in non-deductible officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash increased to $137.8 million as of June 25, 2022 from $26.8 million as of December 25, 2021, reflecting cash provided by operating activities and proceeds from the exercise of stock options and sale of investment shares, partially offset by purchases of property, plant and equipment and payments of tax withholdings on stock-based payment awards and investment shares.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued expenses. In the first half of 2022 compared to the first half of 2021, the Company’s average account receivable payment terms shifted slightly toward customers with longer payment terms. This impact for the remainder of the year ending December 31, 2022 is uncertain due to product and geographical mix but the Company does not expect this to significantly impact its liquidity.

Cash provided by operating activities for the twenty-six weeks ended June 25, 2022 was $121.5 million and primarily consisted of non-cash items of $54.3 million, net income of $51.4 million, and a net decrease in operating assets and liabilities of $15.8 million. Cash provided by operating activities for the twenty-six weeks ended June 26, 2021 was $34.0 million and primarily consisted of net income of $124.8 million and non-cash items of $49.4 million, partially offset by a net increase in operating assets and liabilities of $143.1 million. The increase in cash provided by operating activities for the twenty-six weeks ended June 25, 2022 compared to the prior period is primarily due to decreases in inventory and income tax refunds received.

The Company used $50.3 million in investing activities during the twenty-six weeks ended June 25, 2022, as compared to $83.0 million during the thirteen weeks ended June 26, 2021. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash provided by financing activities was $0.3 million during the twenty-six weeks ended June 25, 2022, as compared to $8.4 million used during the twenty-six weeks ended June 26, 2021. The $8.6 million increase in cash provided by financing activities in 2022 from 2021 is primarily due to lower tax withholdings on stock-based payment awards and investment shares, partially offset by lower proceeds from exercises of stock options and sales of investment shares.

During the twenty-six weeks ended June 25, 2022 and the period from June 26, 2022 through July 16, 2022, the Company did not repurchase any shares of its Class A Common Stock. As of July 16, 2022, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of June 25, 2022 of $137.8 million, along with future operating cash flow and the unused balance of the Company’s line of credit of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until March 31, 2023. The Company is currently in negotiations on an extension of the term on the credit facility and expects an agreement to be reached during the second half of 2022. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the twenty-six ended June 25, 2022.

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

Item 4. CONTROLS AND PROCEDURES

As of June 25, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the twenty-six weeks ended June 25, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, refer to Note I of the Condensed Consolidated Financial Statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 16, 2022, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the twenty-six ended June 25, 2022, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.

During the twenty-six weeks ended June 25, 2022, the Company repurchased 1,052 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 26, 2021 - January 29, 2022	26	$248.61	—	$90,335
January 30, 2022 - February 26, 2022	153	260.46	—	90,335
February 27, 2022 - March 26, 2022	131	289.29	—	90,335
March 27, 2022 - April 30, 2022	263	175.43	—	$90,335
May 1, 2022 - May 28, 2022	372	134.05	—	90,335
May 29, 2022 - June 25, 2022	107	211.52	—	90,335
Total	1,052	$192.82	-	$90,335

As of July 16, 2022, the Company had 10.2 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: July 21, 2022	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 21, 2022	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(Principal Financial Officer)