Form 10-Q
period 2022-09-24
BOSTON BEER CO INC
filed 2022-10-20
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2022:

Class A Common Stock, $.01 par value	10,227,137
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 24, 2022

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 24, 2022	December 25, 2021
Assets
Current Assets:
Cash and cash equivalents	$222,050	$26,853
Restricted cash	—	39,468
Accounts receivable	92,349	55,022
Inventories	192,172	149,118
Prepaid expenses and other current assets	17,948	21,462
Income tax receivable	4,252	53,418
Total current assets	528,771	345,341
Property, plant and equipment, net	670,689	664,815
Operating right-of-use assets	45,727	52,774
Goodwill	112,529	112,529
Intangible assets, net	76,387	103,677
Third-party production prepayments	67,449	88,294
Other assets	29,146	19,354
Total assets	$1,530,698	$1,386,784
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$151,443	$85,920
Accrued expenses and other current liabilities	153,543	161,552
Current operating lease liabilities	8,611	7,634
Total current liabilities	313,597	255,106
Deferred income taxes, net	89,694	87,495
Non-current operating lease liabilities	47,399	53,849
Other liabilities	6,022	6,925
Total liabilities	456,712	403,375
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 10,226,712 and 10,183,801 issued and outstanding as of September 24, 2022 and December 25, 2021, respectively	102	102
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of September 24, 2022 and December 25, 2021	21	21
Additional paid-in capital	623,782	611,622
Accumulated other comprehensive loss	(457)	(194)
Retained earnings	450,538	371,858
Total stockholders' equity	1,073,986	983,409
Total liabilities and stockholders' equity	$1,530,698	$1,386,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue	$634,332	$599,971	$1,746,642	$1,822,994
Less excise taxes	37,879	38,328	103,833	113,466
Net revenue	596,453	561,643	1,642,809	1,709,528
Cost of goods sold	338,707	388,947	946,336	1,011,513
Gross profit	257,746	172,696	696,473	698,015
Operating expenses:
Advertising, promotional and selling expenses	153,717	166,817	439,215	469,296
General and administrative expenses	37,382	32,066	115,929	96,973
Contract termination costs and other	—	35,428	5,330	35,428
Impairment of intangible assets	27,100	—	27,100	—
Impairment of brewery assets	1,181	14,158	1,302	15,389
Total operating expenses	219,380	248,469	588,876	617,086
Operating income (loss)	38,366	(75,773)	107,597	80,929
Other expense:
Interest income (expense)	759	(26)	809	(84)
Other expense	(891)	(657)	(1,592)	(655)
Total other expense	(132)	(683)	(783)	(739)
Income (loss) before income tax provision (benefit)	38,234	(76,456)	106,814	80,190
Income tax provision (benefit)	10,948	(18,035)	28,134	13,852
Net income (loss)	$27,286	$(58,421)	$78,680	$66,338
Net income (loss) per common share – basic	$2.21	$(4.76)	$6.39	$5.40
Net income (loss) per common share – diluted	$2.21	$(4.76)	$6.36	$5.33
Weighted-average number of common shares – basic	12,321	12,282	12,313	12,279
Weighted-average number of common shares – diluted	12,344	12,282	12,342	12,450
Net income (loss)	$27,286	$(58,421)	$78,680	$66,338
Other comprehensive (loss) income:
Foreign currency translation adjustment	(242)	(26)	(263)	9
Total other comprehensive (loss) income, net of tax	(242)	(26)	(263)	9
Comprehensive income (loss)	$27,044	$(58,447)	$78,417	$66,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 24, 2022	September 25, 2021
Cash flows provided by operating activities:
Net income	$78,680	$66,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,765	52,953
Impairment of intangible assets	27,100	—
Impairment of brewery assets	1,302	15,389
Change in right-of-use assets	5,986	5,959
Stock-based compensation expense	10,328	14,002
Deferred income taxes	2,199	(9,370)
Other non-cash expense (income)	312	(294)
Changes in operating assets and liabilities:
Accounts receivable	(37,745)	(5,184)
Inventories	(45,185)	(71,104)
Prepaid expenses, income tax receivable, and other current assets	52,680	(39,239)
Third-party production prepayments	20,845	(2,733)
Other Assets	(7,661)	(5,682)
Accounts payable	67,620	17,781
Accrued expenses, other current liabilities and other liabilities	(7,861)	18,251
Change in operating lease liabilities	(4,412)	(6,102)
Net cash provided by operating activities	224,953	50,965
Cash flows used in investing activities:
Purchases of property, plant and equipment	(70,313)	(120,887)
Proceeds from disposal of property, plant and equipment	506	1,142
Other investing activities	—	145
Net cash used in investing activities	(69,807)	(119,600)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and sale of investment shares	5,327	8,571
Cash paid on note payable and finance leases	(1,270)	(1,181)
Line of credit borrowings	30,000	—
Line of credit repayments	(30,000)	—
Payment of tax withholding on stock-based payment awards and investment shares	(3,474)	(15,533)
Net cash provided by (used in) financing activities	583	(8,143)
Change in cash and cash equivalents and restricted cash	155,729	(76,778)
Cash and cash equivalents and restricted cash at beginning of year	66,321	163,282
Cash and cash equivalents at end of period	$222,050	$86,504
Supplemental disclosure of cash flow information:
Income taxes (refunded) paid, net	$(37,860)	$53,712
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,839	$7,823
Operating cash flows from finance leases	$58	$95
Financing cash flows from finance leases	$1,195	$1,110
Right-of-use-assets obtained in exchange for operating lease obligations	$-	$1,961
Right-of-use-assets obtained in exchange for finance lease obligations	$-	$472
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$2,162	$(10,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net loss							(1,955)	(1,955)
Stock options exercised and restricted shares activities	31	—			498			498
Stock-based compensation expense					2,922			2,922
Foreign currency translation adjustment						50		50
Balance at March 26, 2022	10,215	$102	2,068	$21	$615,042	$(144)	$369,903	$984,924

Net income							53,349	53,349
Stock options exercised and restricted shares activities	10	—			1,027			1,027
Stock-based compensation expense					4,808			4,808
Foreign currency translation adjustment						(71)		(71)
Balance at June 25, 2022	10,225	$102	2,068	$21	$620,877	$(215)	$423,252	$1,044,037

Net income							27,286	27,286
Stock options exercised and restricted shares activities	2	—			307			307
Stock-based compensation expense					2,598			2,598
Foreign currency translation adjustment						(242)		(242)
Balance at September 24, 2022	10,227	$102	2,068	$21	$623,782	$(457)	$450,538	$1,073,986

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967
Net income							65,565	65,565
Stock options exercised and restricted shares activities	48	1			1,268			1,269
Stock-based compensation expense					4,957			4,957

Adoption of ASU 2019-12, Simplifying the accounting for income taxes							(54)	(54)
Foreign currency translation adjustment						20		20
Balance at March 27, 2021	10,053	$101	2,178	$22	$605,962	$(232)	$422,871	$1,028,724

Net income							59,195	59,195
Stock options exercised and restricted shares activities	13	—			(9,133)			(9,133)
Stock-based compensation expense					5,334			5,334
Conversion from Class B to Class A	100	1	(100)	(1)				—
Foreign currency translation adjustment						15		15
Balance at June 26, 2021	10,166	$102	2,078	$21	$602,163	$(217)	$482,066	$1,084,135

Net loss							(58,421)	(58,421)
Stock options exercised and restricted shares activities	—	—	—	—	(21)			(21)
Stock-based compensation expense					3,711			3,711
Foreign currency translation adjustment						(26)		(26)
Balance at September 25, 2021	10,166	$102	2,078	$21	$605,853	$(243)	$423,645	$1,029,378

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

The accompanying unaudited condensed consolidated balance sheet as of September 24, 2022, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 24, 2022 and September 25, 2021 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 24, 2022 and the condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 24, 2022 and September 25, 2021, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

C. Revenue Recognition

During the thirty-nine weeks ended September 24, 2022 and September 25, 2021, approximately 95% of the Company’s revenue was from shipments of its products to domestic distributors, 4% from shipments to international distributors, primarily located in Canada, and less than 1% was from retail beer, cider, and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 24, 2022 and December 25, 2021, the Company has deferred $9.7 million and $8.0 million, respectively, in revenue related to product shipped on or prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $17.7 million and $44.3 million for the thirteen and thirty-nine weeks ended September 24, 2022, respectively, and $17.5 million and $59.3 million for the thirteen and thirty-nine weeks ended September 25, 2021, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen and thirty-nine weeks ended September 24, 2022 were $11.7 million and $28.9 million, respectively. For the thirteen and thirty-nine weeks ended September 24, 2022 the Company recorded certain of these costs in the total amounts of $8.4 million and $21.6 million, respectively, as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and thirty-nine weeks ended September 25, 2021 were $12.2 million and $35.5 million, respectively. For the thirteen and thirty-nine weeks ended September 25, 2021, the Company recorded certain of these costs in the total amount of $9.8 million and $29.9 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples, and advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

D. Inventories

Inventories consist of raw materials, work in process and finished goods which are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. Raw materials principally consist of hops, flavorings, fruit juices, other brewing materials and packaging. The Company’s goal is to maintain on hand a supply of at least one year for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 24, 2022	December 25, 2021
	(in thousands)
Current inventory:
Raw materials	$102,503	$78,545
Work in process	23,771	17,764
Finished goods	65,898	52,809
Total current inventory	192,172	149,118
Long term inventory	14,786	12,655
Total inventory	$206,958	$161,773

As of September 24, 2022 and December 25, 2021, the Company has recorded inventory obsolescence reserves of $23.4 million and $43.1 million, respectively. The $19.7 million reduction in the inventory obsolescence reserves during the thirty-nine weeks ended September 24, 2022 was primarily driven by the destruction of inventory that was fully reserved as of December 25, 2021 of $40.0 million, partially offset by incremental inventory reserves during the period related to product discontinuations and demand shifts of $20.3 million.

E. Third-Party Production Prepayments

During the thirty-nine weeks ended September 24, 2022, the Company brewed and packaged approximately 64% of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party brewing facilities that it expenses over the period of the contracts.

As a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities beginning in the third quarter of 2021 and into 2022. The Company has also terminated relationships with some of its third-party production suppliers and incurred contract termination costs in doing so. These costs have been recorded in the periods incurred, totaling $7.1 million during the six month period ended December 25, 2021 and $4.8 million in the first quarter of 2022.

During fiscal 2021, the Company amended its master transaction agreement with City Brewing Company, LLC ("City Brewing") to ensure access to capacity at a new location and continued access at certain existing locations. The amendment became effective during the second quarter of fiscal year 2021, upon the closing of the purchase of the new location by City Brewing. As part of the master transaction agreement, the Company paid $10.0 million that was used for capital improvements at the new location during the third quarter of fiscal year 2021 and an additional $17.9 million to ensure access to capacity during the fourth quarter of 2021. The agreement additionally includes monthly shortfall fees beginning January 1, 2023.

Total third-party production prepayments were $67.4 million and $88.3 million as of September 24, 2022 and December 25, 2021, respectively. The Company will expense the total prepaid amount of $67.4 million as of September 24, 2022, all of which relates to the master transaction agreement described above and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company will expense the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. As of September 24, 2022, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees would total approximately $186 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections the Company anticipates that it will recognize approximately $93 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2022	$5
2023	26
2024	25
2025	23
2026	6
2027	4
Thereafter	4
Total shortfall fees expected to be incurred	$93

F. Goodwill and Intangible Assets

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

Goodwill. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

No impairment of goodwill was recorded in any period.

Intangible assets. The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. The Dogfish Head trademark which was determined to have an indefinite useful life is not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

The Company's annual impairment testing date is September 1st of each fiscal year. The Company evaluated the continuing negative trends of the Dogfish Head brand, including slower growth rates resulting from increased competition and updated its long-term financial forecasts for the Dogfish Head brand. These updated forecasts for the brand included reductions in revenues from the continuing negative trends in the brands’ beer products and the overall slowing craft beer industry sector which were partially offset by increases in revenues from the brands’ emerging canned cocktail products. As a result of performing this assessment, the Dogfish Head trademark asset with a carrying value of $98.5 million was written down to its estimated fair value of $71.4 million, resulting in an impairment of $27.1 million which was recorded during the thirteen weeks ended September 24, 2022.

The Company’s intangible assets as of September 24, 2022 and December 25, 2021 were as follows:

		As of September 24, 2022			As of December 25, 2021
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(823)	$2,977	$3,800	$(633)	$3,167
Trade names	Indefinite	73,410	—	73,410	100,510	—	100,510
Total intangible assets, net		$77,210	$(823)	$76,387	$104,310	$(633)	$103,677

Amortization expense in the thirteen and thirty-nine weeks ended September 24, 2022 was approximately $63,000 and $190,000, respectively. The Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (in thousands)
Remainder of 2022	$63
2023	253
2024	253
2025	253
2026	253
2027	253
Thereafter	1,649
Total amortization expense	$2,977

G. Net Income (Loss) per Share

The Company calculates net income (loss) per share using the two-class method, which requires the Company to allocate net income to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net income per share.

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

Net Income (Loss) per Common Share - Basic

The following table sets forth the computation of basic net income (loss) per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$27,286	$(58,421)	$78,680	$66,338
Allocation of net income (loss) for basic:
Class A Common Stock	$22,647	$(48,356)	$65,276	$54,586
Class B Common Stock	4,580	(9,885)	13,214	11,502
Unvested participating shares	59	(180)	190	250
	$27,286	$(58,421)	$78,680	$66,338
Weighted average number of shares for basic:
Class A Common Stock	10,226	10,166	10,216	10,103
Class B Common Stock*	2,068	2,078	2,068	2,129
Unvested participating shares	27	38	29	47
	12,321	12,282	12,313	12,279
Net income (loss) per share for basic:
Class A Common Stock	$2.21	$(4.76)	$6.39	$5.40
Class B Common Stock	$2.21	$(4.76)	$6.39	$5.40

*The reduction in Class B Common Stock resulted from the conversion to Class A Common stock during fiscal 2021.

Net Income (Loss) per Common Share - Diluted

The Company calculates diluted net income (loss) per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computation of diluted net income (loss) per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen and thirty-nine weeks ended September 24, 2022 and for the thirteen and thirty-nine weeks ended September 25, 2021:

	Thirteen weeks ended
	September 24, 2022			September 25, 2021
	Earnings to Common Shareholders	Common Shares	EPS	Loss to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$22,647	10,226	$2.21	$(48,356)	10,166	$(4.76)
Add: effect of dilutive common shares
Share-based awards	—	50		—	—
Class B Common Stock	4,580	2,068		(9,885)	2,078
Net effect of unvested participating shares	—	—		(180)	38
Net income (loss) per common share - diluted	$27,227	12,344	$2.21	$(58,421)	12,282	$(4.76)

	Thirty-nine weeks ended
	September 24, 2022			September 25, 2021
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$65,276	10,216	$6.39	$54,586	10,103	$5.40
Add: effect of dilutive common shares
Share-based awards	—	58		—	151
Class B Common Stock	13,214	2,068		11,502	2,129
Net effect of unvested participating shares	2	—		250	67
Net income per common share - diluted	$78,492	12,342	$6.36	$66,338	12,450	$5.33

For the thirteen and thirty-nine weeks ended September 24, 2022, in accordance with the two-class method, weighted-average stock options to purchase approximately 12,318 and 25,309 shares of Class A Common Stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 17,114 shares of Class A Common Stock and 1,348 performance-based stock awards were outstanding as of September 24, 2022 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

For the thirteen weeks ended September 25, 2021, approximately 182,000 unvested or unexercised securities were excluded from the computation of diluted shares because the net loss position of the Company made them anti-dilutive. During the thirty-nine weeks ended September 25, 2021, in accordance with the treasury stock method, weighted-average stock options to purchase approximately 16,000 shares of Class A Common stock were outstanding but not included in computing diluted income per common share because their effects were anti-dilutive.

H. Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus or minus foreign currency translation adjustment. The foreign currency translation adjustments for the interim periods ended September 24, 2022 and September 25, 2021 were not material.

I. Commitments and Contingencies

Contractual Obligations

As of September 24, 2022, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$97,183
Equipment and machinery	52,156
Hops and malt	51,859
Brand support	48,076
Other	23,712
Total commitments	$272,986

The majority of these contract obligations are for the remaining thirteen weeks of fiscal 2022 and fiscal 2023, with the remainder extending no later than the 2026 fiscal year.

Litigation

The Company is and in the future may be party to legal proceedings and claims, including class action claims, where significant damages are asserted against it. Given the inherent uncertainty of litigation, it is possible that the Company could incur liabilities as a consequence of these claims, which may or may not have a material adverse effect on the Company’s financial condition or the results of its operations. The Company accrues loss contingencies if, in the opinion of management and its legal counsel, the risk of loss is probable and the loss can be estimated. Material pending legal proceedings are discussed below.

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company filed a motion to dismiss the amended complaint on March 16, 2022 and is now awaiting the Court's decision. The Company intends to vigorously defend against these claims. A range of potential loss cannot be estimated at this time.

J. Income Taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Effective tax rate	28.6%	23.6%	26.3%	17.3%

Changes in the tax rate for the thirteen-week period ended September 24, 2022, as compared to the same period in 2021, are primarily due to income before income taxes in the thirteen-week period ended September 24, 2022 compared to a loss before income taxes in the same period in 2021 with no corresponding changes in non-deductible expenses.

Changes in the tax rate for the thirty-nine-week period ended September 24, 2022, as compared to the same period in 2021, are primarily due to a decrease in excess tax benefits related to the Company’s stock-based compensation award activity.

As of both September 24, 2022 and December 25, 2021, the Company had approximately $0.2 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of both September 24, 2022 and December 25, 2021, the Company had $0.2 million accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of September 24, 2022.

K. Line of Credit

In March 2018, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to March 31, 2023. As of September 24, 2022, no borrowings were outstanding. For the thirty-nine weeks ended September 24, 2022, the interest rate on the Company's borrowings under the credit facility was less than 1%. As of September 24, 2022, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowing.

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

The Company’s investments in money market funds are measured at fair value on a recurring basis (at least annually) and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds are invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments. Cash, receivables and payables are carried at their cost, which approximates fair value, because of their short-term nature.

At September 24, 2022 and December 25, 2021, the Company had funds invested in a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 24, 2022 and December 25, 2021, the Company’s cash and cash equivalents balance was $222.1 million and $26.9 million, respectively, including money market funds amounting to $216.4 million and $5.8 million, respectively.

Non-Recurring Fair Value Measurement

The fair value of the Company's Dogfish Head trademark intangible assets is classified within Level 3 of the fair value hierarchy because there are no observable inputs of market activity. When performing a quantitative assessment for impairment of the trademark asset, the Company measures the amount of impairment by calculating the amount by which the carrying value of the trademark asset exceeds its estimated fair value. The estimated fair value is determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trademark asset. The cash flow projections the Company uses to estimate the fair value of its Dogfish Head trademark intangible asset involves several assumptions, including (i) projected revenue growth, (ii) an estimated royalty rate, (iii) after-tax royalty savings expected from ownership of the trademark and (iv) a discount rate used to derive the estimated fair value of the trademark asset.

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2021	221,354	$310.38
Granted	20,924	378.55
Exercised	(18,867)	192.41
Forfeited	(7,869)	339.25
Outstanding at September 24, 2022	215,542	$326.27	5.35	$15,306
Exercisable at September 24, 2022	114,559	$250.93	4.69	$10,130
Vested and expected to vest at September 24, 2022	189,424	$315.52	5.12	$14,323

Of the total options outstanding at September 24, 2022, 24,261 underlying shares related to performance-based options for which the performance criteria had yet to be achieved.

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

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2022
Expected Volatility	38.0%
Risk-free interest rate	2.1%
Expected Dividends	0.0%
Exercise factor	3.0
Discount for post-vesting restrictions	0.8%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 25, 2021	88,848	$401.70
Granted	42,560	344.62
Vested	(32,476)	292.27
Forfeited	(8,150)	512.28
Non-vested at September 24, 2022	90,782	$410.25

Of the total shares outstanding at September 24, 2022, 1,348 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2022, the Company granted a combined 31,101 shares of restricted stock units to certain officers, senior managers and key employees, of which all shares vest ratably over service periods of four years. Additionally, on March 1, 2022, employees elected to purchase a combined 10,845 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under the Company's investment share program, was $383.46 and $232.41 per share, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$834	$1,064	$3,555	$4,004
Amounts included in general and administrative expenses	1,764	2,647	6,773	9,998
Total stock-based compensation expense	$2,598	$3,711	$10,328	$14,002

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

The parties began shipping beverages to customers under these agreements during the first quarter of 2022. Under the first agreement, the Company is required to make payments to Jim Beam for their share of the brand contribution of the flavored malt beverages sold by the Company. The brand contribution amounts due to Beam are recorded as a component of costs of goods sold. Under the second agreement, Jim Beam is required to make payments to the Company for the Company’s share of the brand contribution of the full bottled distilled spirits sold by Jim Beam. The Company and Jim Beam also reimburse each other for certain marketing costs as they are incurred. These marketing costs are recorded in advertising, promotional and selling expenses. The Company’s sales of Jim Beam branded flavored malt beverages to third parties and the brand contribution payments received or owed the Company by Jim Beam for the use of the Company’s brand names are recorded within net revenue. Total net revenue recognized under these agreements amounted to less than 1% of the Company's total net revenues during the thirteen and thirty-nine week periods ended September 24, 2022.

Pepsi Licensing Agreement

On August 9, 2021, the Company signed a series of agreements with PepsiCo, Inc. (“Pepsi”) to develop, market and sell alcohol beverages. The term of this agreement is perpetual, with provisions to terminate within the initial 2 years for a limited number of reasons. Under this agreement the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. As part of the agreements, Pepsi provides certain proprietary ingredients and also licenses the Company the use of its MTN DEW® and Hard MTN DEW® trademarks in connection with manufacturing, promoting, marketing, and distributing the developed product through the Pepsi distribution network. The Company retains the right to distribute the developed product through its own distribution network for customers in the on-premise channel.

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. These costs of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi, and were $0.6 million and $1.9 million, respectively, for the thirteen and thirty-nine weeks ended September 24, 2022. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. Proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets as of September 24, 2022. Total net revenue recognized under these agreements amounted to less than 2% of the Company's total net revenues during the thirteen and thirty-nine week periods ended September 24, 2022.

O. Restricted Cash

During the year ended December 25, 2021, in accordance with state regulations, the Company consolidated distributor rights within a geographical region by terminating the distribution rights of certain existing distributors (the "terminating distributors") and granting these distribution rights to one existing distributor in the region (the "continuing distributor"). As part of this consolidation process, the Company also entered into an indemnification agreement in March 2021 with the continuing distributor. As part of the agreement, the Company is indemnified by the continuing distributor for the fair market value of distribution rights paid to the terminating distributors and all related legal fees. In accordance with state regulations, the Company followed the notification process and the distribution rights transferred on December 22, 2021. The Company received the fair market value payments of $39.5 million from the continuing distributor on December 19, 2021 and this amount is recorded in restricted cash and accrued liabilities at December 25, 2021. The Company paid the terminating distributors the fair market value payments of $39.5 million on December 28, 2021.

P. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders for buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 related to the lease was approximately $91,000 and $274,000, respectively. Additionally, during the thirteen and thirty-nine weeks ended each of September 24, 2022 and September 25, 2021, the Company incurred expenses of less than $100,000 with various other suppliers affiliated with the Dogfish Head founders.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week period ended September 24, 2022, as compared to the thirteen and thirty-nine week period ended September 25, 2021. This discussion should be read in conjunction with the Management’s

Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 24, 2022 compared to Thirteen Weeks Ended September 25, 2021

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 24, 2022			September 25, 2021			Amount change	% change	Per barrel change
Barrels sold		2,345			2,312		33	1.4%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$596,453	$254.38	100.0%	$561,643	$242.93	100.0%	$34,810	6.2%	$11.45
Cost of goods	338,707	144.45	56.8%	388,947	168.23	69.3%	(50,240)	(12.9)%	(23.78)
Gross profit	257,746	109.93	43.2%	172,696	74.70	30.7%	85,050	49.2%	35.23
Advertising, promotional and selling expenses	153,717	65.56	25.8%	166,817	72.15	29.7%	(13,100)	(7.9)%	(6.59)
General and administrative expenses	37,382	15.94	6.3%	32,066	13.87	5.7%	5,316	16.6%	2.07
Contract termination costs and other	—	—	0.0%	35,428	15.32	0.0%	(35,428)	100.0%	(15.32)
Impairment of intangible assets	27,100	11.56	4.5%	—	—	0.0%	27,100	100.0%	11.56
Impairment of brewery assets	1,181	0.50	0.2%	14,158	6.12	2.5%	(12,977)	(91.7)%	(5.62)
Total operating expenses	219,380	93.56	36.8%	248,469	107.47	44.2%	(29,089)	(11.7)%	(13.90)
Operating income (loss)	38,366	16.37	6.4%	(75,773)	(32.77)	(13.5)%	114,139	(150.6)%	49.13
Other expense, net	(132)	(0.06)	(0.0)%	(683)	(0.30)	(0.1)%	551	(80.7)%	0.24
Income before income tax provision (benefit)	38,234	16.31	6.4%	(76,456)	(33.07)	(13.6)%	114,690	(150.0)%	49.37
Income tax provision (benefit)	10,948	4.67	1.8%	(18,035)	(7.80)	(3.2)%	28,983	(160.7)%	12.47
Net income (loss)	27,286	11.64	4.6%	(58,421)	(25.27)	(10.4)%	85,707	(146.7)%	36.90

Introduction. The Company recognized $133.0 million in direct and indirect costs in the third quarter of 2021 resulting from the 2021 slowdown in hard seltzer category growth which impacts comparisons between the third quarter of 2022 and the third quarter of 2021. These costs incurred in the third quarter of 2021 included inventory obsolescence, destruction costs and other inventory related costs of $54.3 million, contract termination costs, primarily for excess third-party contract production, of $35.4 million, equipment impairments of $12.7 million, increased materials sourcing and warehousing costs of $11.8 million, unfavorable absorption impacts at Company-owned breweries and downtime charges at third party breweries of $11.4 million, and customer return provisions for out of code or damaged products of $5.4 million and other costs of $2.0 million. The total direct and indirect costs of $133.0 million were recorded in the third quarter 2021 financial statements as a $6.9 million reduction in net revenue, $78.0 million increase in cost of goods sold, $35.4 million in contract termination fees, and $12.7 million in impairments of brewery assets.

Net revenue. Net revenue increased by $34.8 million, or 6.2%, to $596.5 million for the thirteen weeks ended September 24, 2022, as compared to $561.6 million for the thirteen weeks ended September 25, 2021, primarily as a result of price increases of $25.7 million and higher shipment volume of $8.4 million, partially offset by higher returns of $4.0 million.

Volume. Total shipment volume increased by 1.4% to 2,345,000 barrels for the thirteen weeks ended September 24, 2022, as compared to 2,312,000 barrels for the thirteen weeks ended September 25, 2021, reflecting increases in the Company’s Twisted Tea, Hard Mountain Dew and Samuel Adams brands, partially offset by decreases in its Truly Hard Seltzer, Angry Orchard and Dogfish Head brands.

Depletions, or sales by distributors to retailers, of the Company’s products for the thirteen weeks ended September 24, 2022 decreased by approximately 6% compared to the thirteen weeks ended September 25, 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams, and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

The Company believes distributor inventory as of September 24, 2022 averaged approximately five weeks on hand and was at an appropriate level for each of its brands. The Company expects distributors will keep inventory levels for the remainder of the year between four to five weeks on hand.

Net Revenue Per Barrel. Net revenue per barrel increased by 4.71% to $254.38 per barrel for the thirteen weeks ended September 24, 2022, as compared to $242.93 per barrel for the comparable period in 2021, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $144.45 per barrel for the thirteen weeks ended September 24, 2022, as compared to $168.23 per barrel for the thirteen weeks ended September 25, 2021. The 2022 decrease in cost of goods sold of $23.78 per barrel was primarily due to the unfavorable impact of costs recorded in the third quarter of 2021 resulting from the 2021 slowdown of hard seltzer of $78.0 million, or $33.74 per barrel, partially offset by current year inflationary impacts which resulted in increased packaging, ingredient, and energy costs of $12.6 million, or $5.37 per barrel, and higher inventory obsolescence costs of $8.2 million, or $3.50 per barrel.

Inflationary impacts of $12.6 million consist primarily of increased costs of cans of $4.6 million, paperboard of $4.0 million, sweetener ingredients of $1.1 million, and utilities of $1.1 million.

Supply chain constraints in package materials, primarily cans, have impacted production schedules and increased can costs, as a result of using a more expensive supplier. During the third quarters of 2022 and 2021, the additional can costs related to use of this more expensive supplier were $0.4 million and $1.3 million, respectively. These supply chain constraints in package materials did not otherwise have a material impact on the Company’s results of operations or capital resources.

Gross profit. Gross profit was $109.93 per barrel for the thirteen weeks ended September 24, 2022, as compared to $74.70 per barrel for the thirteen weeks ended September 25, 2021. The increase was primarily due to prior year costs related to the 2021 hard seltzer slowdown, partially offset by higher inventory obsolescence costs and returns in the third quarter of 2022. The higher obsolescence costs in the third quarter of 2022 were primarily related to the recent Truly product reformulation and lower than expected shipments. Inflationary cost impacts, primarily due to the increased packaging, ingredient, and utilities costs discussed above, were offset by increased pricing with a neutral impact on gross margin.

The Company currently expects to continue to offset inflationary impacts through increased pricing for the remainder of the year. As the Company's estimates for inflation in 2023 continue to change in the current economic environment, it is not possible to predict or quantify potential longer term impacts at this time.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling expenses. Advertising, promotional and selling expenses decreased by $13.1 million, or 7.9%, to $153.7 million for the thirteen weeks ended September 24, 2022, as compared to $166.8 million for the thirteen weeks ended September 25, 2021. The decrease was primarily due to a reduction in brand investments of $9.5 million, mainly driven by lower media costs, and decreased freight to distributors of $3.6 million, largely as a result of lower freight rates.

Advertising, promotional and selling expenses were 25.8% of net revenue, or $65.56 per barrel, for the thirteen weeks ended September 24, 2022, as compared to 29.7% of net revenue, or $72.15 per barrel, for the thirteen weeks ended September 25, 2021. This decrease per barrel is primarily due to advertising, promotional and selling expenses decreasing.

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

General and administrative expenses. General and administrative expenses increased by $5.3 million, or 16.6%, to $37.4 million for the thirteen weeks ended September 24, 2022, as compared to $32.1 million for the thirteen weeks ended September 25, 2021. The increase was primarily due to increased salaries and benefits costs.

Contract termination costs and other. Contract termination costs decreased $35.4 million from the third quarter of 2021 as a result of the significant contract termination costs incurred in the prior year quarter related to the 2021 slowdown of the hard seltzer category.

Impairment of intangible assets. Impairment of intangible assets reflects a $27.1 million non-cash impairment charge recorded for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2022. The brand impairment determination was primarily based on the latest forecasts of brand performance. See further discussion in Note F to the Condensed Consolidated Financial Statements within Part I, Item 1 of this Form 10-Q and in Part I, Item 2. Management’s Discussion

and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates – Valuation of Goodwill and Indefinite Lived Intangible Assets”.

Impairment of brewery assets. Impairment of brewery assets decreased $13.0 million from the third quarter of 2021, primarily due to write-downs of equipment of $12.7 million recorded in the prior year quarter related to the 2021 slowdown of the hard seltzer category.

Income tax provision (benefit). During the thirteen weeks ended September 24, 2022, the Company’s effective tax rate was 28.6%, or a tax provision of $10.1 million, compared to an effective tax rate of 23.6%, or a tax benefit of $18.0 million, for the thirteen weeks ended September 25, 2021. The change in the effective tax rate is primarily due to pre-tax income in the thirteen weeks ended September 24, 2022 compared to a pre-tax loss in the prior year period with no corresponding changes in non-deductible expenses.

Thirty-nine Weeks Ended September 24, 2022 compared to Thirty-nine Weeks Ended September 25, 2021

	Thirty-nine Weeks Ended (in thousands, except per barrel)
	September 24, 2022			September 25, 2021			Amount change	% change	Per barrel change
Barrels sold		6,472			7,037		(565)	(8.0)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,642,809	$253.84	100.0%	$1,709,528	$242.93	100.0%	$(66,719)	(3.9)%	$10.91
Cost of goods	946,336	146.22	57.6%	1,011,513	143.74	59.2%	(65,177)	(6.4)%	2.48
Gross profit	696,473	107.62	42.4%	698,015	99.19	40.8%	(1,542)	(0.2)%	8.43
Advertising, promotional and selling expenses	439,215	67.87	26.7%	469,296	66.69	27.5%	(30,081)	(6.4)%	1.18
General and administrative expenses	115,929	17.91	7.1%	96,973	13.78	5.7%	18,956	19.5%	4.13
Contract termination costs and other	5,330	0.82	0.3%	35,428	5.03	0.0%	(30,098)	100.0%	(4.21)
Impairment of intangible assets	27,100	4.19	1.6%	—	—	0.0%	27,100	100.0%	4.19
Impairment of brewery assets	1,302	0.20	0.1%	15,389	2.19	0.9%	(14,087)	(91.5)%	(1.99)
Total operating expenses	588,876	90.99	35.8%	617,086	87.69	36.1%	(28,210)	(4.6)%	3.30
Operating income	107,597	16.63	6.5%	80,929	11.50	4.7%	26,668	33.0%	5.13
Other expense, net	(783)	(0.12)	(0.0)%	(739)	(0.11)	(0.0)%	(44)	6.0%	(0.01)
Income before income tax provision	106,814	16.51	6.5%	80,190	11.40	4.7%	26,624	33.2%	5.12
Income tax provision	28,134	4.35	1.7%	13,852	1.97	0.8%	14,282	103.1%	2.38
Net income	78,680	12.16	4.8%	66,338	9.43	3.9%	12,342	18.6%	2.74

Introduction. The Company recognized $143.9 million in direct and indirect costs in the thirty-nine week period ended September 25, 2021 resulting from the 2021 slowdown in hard seltzer category growth which impacts comparisons between the respective thirty-nine week periods in 2022 and 2021. Those costs incurred during the thirty-nine week period ended September 25, 2021 included inventory obsolescence, destruction costs and other inventory related costs of $54.3 million, contract termination costs, primarily for excess third-party contract production, of $35.4 million, increased materials sourcing and warehousing costs of $22.3 million, equipment impairments of $12.7 million, unfavorable absorption impacts at Company-owned breweries and downtime charges at third party breweries of $11.8 million, and customer return provisions for out of code or damaged products of $5.4 million and other costs of $2.0 million. The total direct and indirect costs of $143.9 million were recorded in year-to-date 2021 financial statements as a $6.9 million reduction in net revenue, $88.9 million increase in cost of goods sold, $12.7 million in impairments of brewery assets and $35.4 million in contract termination fees.

Net revenue. Net revenue decreased by $66.7 million, or 3.9%, to $1,642.8 million for the thirty-nine weeks ended September 24, 2022, as compared to $1,709.5 million for the thirty-nine weeks ended September 25, 2021, primarily as a result of lower shipment volume of $143.4 million and higher returns of $12.6 million, partially offset by price increases of $83.2 million.

Volume. Total shipment volume decreased by 8.0% to 6,472,000 barrels for the thirty-nine weeks ended September 24, 2022, as compared to 7,037,000 barrels for the thirty-nine weeks ended September 25, 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Depletions year-to-date decreased 7% from year-to-date 2021, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Net Revenue Per Barrel. Net revenue per barrel increased by 4.5% to $253.84 per barrel for the thirty-nine weeks ended September 24, 2022, as compared to $242.93 per barrel for the comparable period in 2021, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $146.22 per barrel for the thirty-nine weeks ended September 24, 2022, as compared to $143.74 per barrel for the thirty-nine weeks ended September 25, 2021. The 2022 increase in cost of goods sold of $2.48 per barrel was primarily due to current year inflationary impacts on packaging, ingredient, and energy costs of $41.7 million, or $6.44 per barrel, unfavorable changes in product mix of $14.5 million, or $2.24 per barrel, higher inventory obsolescence costs of $13.4 million, or $2.07 per barrel, higher per barrel processing costs at Company-owned breweries due to lower volumes of $10.1 million, or $1.56 per barrel, increased warehousing and pallet costs of $9.1 million, or $1.40 per barrel, partially offset by costs recorded in the third quarter of 2021 resulting from the 2021 slowdown of hard seltzer of $88.9 million, or $12.63 per barrel.

Inflationary impacts of $41.7 million consist primarily of increased costs of cans of $26.8 million, paperboard of $6.3 million, utilities of $2.5 million and sweetener ingredients of $1.9 million.

Supply chain constraints in package materials, primarily cans, have impacted production schedules and increased can costs, as a result of using a more expensive supplier. During the first nine months of 2022 and 2021, the additional can costs related to use of this more expensive supplier were $3.6 million and $3.6 million, respectively. These supply chain constraints in package materials did not otherwise have a material impact on the Company’s results of operations or capital resources.

Gross profit. Gross profit was $107.62 per barrel for the thirty-nine weeks ended September 24, 2022, as compared to $99.19 per barrel for the thirty-nine weeks ended September 25, 2021. The increase was primarily due to costs in the prior year resulting from the 2021 slowdown of hard seltzer and increased pricing in the current year, partially offset by current year inflationary impacts primarily due to increased packaging, ingredient, and energy costs, higher inventory obsolescence costs, higher returns and unfavorable changes in product mix.

Advertising, promotional and selling expenses. Advertising, promotional and selling expenses decreased by $30.1 million, or 6.4%, to $439.3 million for the thirty-nine weeks ended September 24, 2022, as compared to $469.3 million for the thirty-nine weeks ended September 25, 2021. The decrease was primarily due to a reduction in brand investments of $30.1 million, mainly driven by lower media costs. Freight to distributors was flat as higher rates were offset by lower volumes.

Advertising, promotional and selling expenses were 26.7% of net revenue, or $67.87 per barrel, for the thirty-nine weeks ended September 24, 2022, as compared to 27.5% of net revenue, or $66.69 per barrel, for the thirty-nine weeks ended September 25, 2021. This increase per barrel is primarily due to advertising, promotional and selling expenses decreasing at a lower rate than shipments.

General and administrative expenses. General and administrative expenses increased by $18.9 million, or 19.5%, to $116 million for the thirty-nine weeks ended September 24, 2022, as compared to $97 million for the thirty-nine weeks ended September 25, 2021. The increase was primarily due to increased salaries and benefits costs.

Contract termination costs and other. Contract termination costs decreased $30.1 million from year-to-date 2021, primarily due to the higher contract termination costs incurred in the prior year related to the 2021 slowdown of the hard seltzer category.

Impairment of intangible assets. Impairment of intangible assets reflects a $27.1 million non-cash impairment charge recorded for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2022. See further discussion in Note F to the Condensed Consolidated Financial Statements within Part I, Item 1 of this Form 10-Q and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates – Valuation of Goodwill and Indefinite Lived Intangible Assets”.

Impairment of brewery assets. Impairment of brewery assets decreased $14.1 million from year-to-date 2021, primarily due to write-downs of equipment of $12.7 million in the third quarter of 2021 related to the 2021 slowdown of the hard seltzer category.

Income tax provision. During the thirty-nine weeks ended September 24, 2022, the Company’s effective tax rate was 26.3%, or a tax provision of $28.1 million, compared to an effective tax rate of 17.3%, or a tax provision of $13.9 million, for the thirteen weeks ended September 25, 2021. The change in the effective tax rate is primarily due to a decrease in excess tax benefits related to the Company’s stock-based compensation award activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash increased to $222.1 million as of September 24, 2022 from $26.8 million as of December 25, 2021, reflecting cash provided by operating activities and proceeds from the exercise of stock options and sale of investment shares, partially offset by purchases of property, plant and equipment and payments of tax withholdings on stock-based payment awards and investment shares.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, impairment of intangible assets, stock-based compensation expense, other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 24, 2022 was $225.0 million and primarily consisted of non-cash items of $108.0 million, net income of $78.7 million, and a net decrease in operating assets and liabilities of $38.3 million. The inventory increase of $45.2 million and corresponding increase in accounts payable of $67.6 million from December 25, 2021 levels are primarily seasonal in nature. The Company believes inventory levels are appropriate to support future demand projections. The accounts receivable increase of $37.7 million is due to increased shipments and higher product pricing during the thirteen weeks ended September 24, 2022 as compared to the thirteen weeks ended December 25, 2021. The prepaid expenses and other current assets decrease of $52.7 million is primarily driven by income tax refunds of $40.8 million received during the second quarter of 2022. Cash provided by operating activities for the thirty-nine weeks ended September 25, 2021 was $51.0 million and primarily consisted of non-cash items of $78.6 million and net income of $66.3 million, partially offset by a net increase in operating assets and liabilities of $94.0 million. The increase in cash provided by operating activities for the thirty-nine weeks ended September 24, 2022 compared to the prior period is primarily due to income tax refunds received, higher net income, and decreases in inventory and third party production prepayments.

The Company used $69.8 million in investing activities during the thirty-nine weeks ended September 24, 2022, as compared to $119.6 million during the thirty-nine weeks ended September 25, 2021. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash provided by financing activities was $0.6 million during the thirty-nine weeks ended September 24, 2022, as compared to $8.1 million used during the thirty-nine weeks ended September 25, 2021. The $8.7 million increase in cash provided by financing activities in 2022 from 2021 is primarily due to lower tax withholdings on stock-based payment awards and investment shares, partially offset by lower proceeds from exercises of stock options and sales of investment shares.

During the thirty-nine weeks ended September 24, 2022 and the period from September 25, 2022 through October 15, 2022, the Company did not repurchase any shares of its Class A Common Stock. As of October 20, 2022, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had approximately $90.3 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 24, 2022 of $222.1 million, along with future operating cash flows, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term scheduled to expire on March 31, 2023. The Company is currently in negotiations on an extension of the term on the credit facility and expects an agreement to be reached during the fourth quarter of 2022 or the first quarter of 2023. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Critical Accounting Policies and Estimates

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

Significant judgement is required to estimate the fair value the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, and the after-tax royalty savings expected from ownership of the trademark. The assumptions and projections used in the estimate of fair value are consistent with recent trends and represent the projections used in Company’s current strategic operating plans which include reductions in revenues from the Dogfish Head beer products which were partially offset with revenue growth from the new Dogfish Head canned cocktails products that were launched in 2021. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an additional impairment loss for the asset. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

The Company performed a sensitivity analysis on its significant assumptions used in the Dogfish Head trademark fair value calculation and determined the following:

•
A decrease in the annual forecasted revenue growth rate of 1.0% would result in a 5.9% decrease to the current fair value of $71.4 million.
•
A decrease in the discount rate of 1.5% would result in a 16.0% increase to the current fair value of $71.4 million and an increase in the discount rate of 1.5% would result in a 12.2% decrease to the current fair value of $71.4 million.

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

Item 4. CONTROLS AND PROCEDURES

As of September 24, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirty-nine weeks ended September 24, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 15, 2022, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $840.7 million and had $90.3 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors. During the thirty-nine weeks ended September 24, 2022, the Company did not repurchase any shares of its Class A Common Stock under the previously announced repurchase program.

During the thirty-nine weeks ended September 24, 2022, the Company repurchased 1,265 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 26, 2021 - January 29, 2022	26	$248.61	—	$90,335
January 30, 2022 - February 26, 2022	153	260.46	—	90,335
February 27, 2022 - March 26, 2022	131	289.29	—	90,335
March 27, 2022 - April 30, 2022	263	175.43	—	90,335
May 1, 2022 - May 28, 2022	372	134.05	—	90,335
May 29, 2022 - June 25, 2022	107	211.52	—	90,335
June 26,2022 - July 30,2022	120	210.67	—	90,335
July 31,2022 - August 27,2022	83	201.63	—	90,335
August 28, 2022 - September 24, 2022	17	290.75	—	90,335
Total	1,272	$196.39	-	$90,335

As of October 15, 2022, the Company had 10.2 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: October 20, 2022	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2022	/s/ Frank H. Smalla
Frank H. Smalla
Chief Financial Officer
(Principal Financial Officer)