Form 10-K
period 2022-12-31
BOSTON BEER CO INC
filed 2023-02-22
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Class A Common Stock ($0.01 par value) held by non-affiliates of the registrant totaled $3,232.82 million (based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 24, 2022). All of the registrant’s Class B Common Stock ($0.01 par value) is held by an affiliate.

As of February 17, 2023 there were 10,212,573 shares outstanding of the Company’s Class A Common Stock ($0.01 par value) and 2,068,000 shares outstanding of the Company’s Class B Common Stock ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting to be held on May 17, 2023 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2022

PART I.

Item 1. Business

General

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trademarks “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", and "Truly Distilling Co.".

Boston Beer produces alcohol beverages, including hard seltzer, flavored malt beverages, and hard cider at Company-owned breweries and its cidery and under contract arrangements at other brewery locations. The four primary Company-owned breweries are focused on production and research and development and include breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Milton, Delaware (the “Milton Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). These breweries, with the exception of the Pennsylvania Brewery, have tap rooms for retail sales on site. The Company produces a small but growing amount of distilled spirits and spirits based ready to drink beverages (“spirits RTDs”) at the Milton Brewery and other contract brewery locations.

The Company also owns four smaller local breweries that are mainly focused on brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases, supporting draft and package accounts in the respective local market areas. These local breweries are located in Boston, Massachusetts (the “Samuel Adams Boston Downtown Tap Room”), Rehoboth, Delaware (“Dogfish Head Brewings and Eats”), Los Angeles, California (the “Angel City Brewery" and "Truly LA”), and Brooklyn, New York (the “Coney Island Brewery”).

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

The Company was founded in 1984 as a craft brewery and continues to compete in the craft beer category primarily with its Samuel Adams and Dogfish Head brands. The Company has a strong history of innovation and has internally developed brands outside of the craft beer category that are among the leaders in their respective categories. These brands include Twisted Tea, a flavored malt beverage introduced in 2001, Angry Orchard, a hard cider introduced in 2009, and Truly Hard Seltzer, a hard seltzer introduced in 2016.

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

The domestic beer industry, excluding the High End category, has experienced a decline in shipment volume over the last twenty years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high-quality, more flavorful beers, health and wellness trends and increased competition from wine and spirits companies. The Company estimates that the High End full year percentage volume changes in 2020, 2021 and 2022 were approximately 25%, 2% ,and (3%), respectively. These trends are above the United States beer market volume changes in 2020, 2021 and 2022, of 10%, (5%), and (5%), respectively.

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry that by 2008 ultimately resulted in the two largest breweries, Anheuser-Busch InBev (“AB InBev”) and Molson Coors Beverage Company (“Molson Coors”), comprising over 90% of all United States domestic beer production. At the same time, during the last twenty years the number of breweries in the United States has increased significantly from approximately 1,500 in 2009 to over 9,000 in 2022. Most of these breweries are craft (small and independent) brewers. The rise of craft breweries along with the growth of imported beers, hard seltzers and flavored malt beverages has resulted in a decline in the volume of the two largest breweries who now comprise approximately 77% of all United States domestic beer production, excluding imports.

The Company and the alcohol industry, at large, is forecasting significant growth in a newly defined category named “Beyond Beer” that includes hard seltzer, flavored malt beverages, cider, spirits RTDs and other emerging beverages. The Company believes that the Beyond Beer category in dollars grew approximately 14% in 2021 and 4% in 2022 and is now approximately $9 billion at retail and 20% of the combined United States beer market and Beyond Beer category. The Company has approximately a 25% market share of the Beyond Beer category which is the second largest in the category.

Over 84% of the Company’s 2022 volume is in the Beyond Beer category. The Company believes that the Beyond Beer category is positioned to increase market share.

Description of the Company’s Business

The Company’s business goal is to become the leading supplier in the High End and Beyond Beer categories by creating and offering high quality alcohol beverages. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering consumer-responsive beverages, increasing brand availability and awareness through traditional media and digital advertising, point-of-sale, promotional programs, and drinker education and engagement.

The Company’s beverages are sold by the Company’s sales force to the same types of customers and drinkers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages. The Company’s primary brands which include the Truly Hard Seltzer, Twisted Tea, Samuel Adams, Angry Orchard and Dogfish Head brands are all available nationally. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2022. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following and has become the largest selling flavored malt beverage brand. The Samuel Adams brand began in 1984 and the brand is recognized as one of the largest and most respected craft beer brands with a particular focus on lagers and seasonal beers. The Angry Orchard brand was launched in 2011 and since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Dogfish Head brand began in 1995 and is recognized as one of the most innovative and respected craft beer and spirits brand with a particular focus on India Pale Ales (“IPAs”), sour beers and spirits RTDs. In addition to its primary brands the Company has two local brewery brands, Angel City® and Coney Island®, that primarily focus on tap rooms and local and regional distribution.

The Company entered the market for spirits RTDs through its Dogfish Head brand in 2021 followed by its Truly Vodka Seltzer brand in 2022.

In 2021, the Company entered separate licensing agreements with PepsiCo, Inc. (“Pepsi”) and Jim Beam Brands Co. (“Jim Beam”) to develop, market and sell alcohol beverages. During 2022, the Company sold products under the brand names ‘Hard Mountain Dew’ under the Pepsi agreements and ‘Sauza Agave Cocktails’ and ‘Jim Beam Kentucky Coolers’ under the Jim Beam agreements. Also, the Company collected royalties under the Jim Beam agreement on Jim Beam shipments of ‘Truly Vodka’ and ‘Twisted Tea Whiskey’. While the Company believes these agreements represent strategic opportunities to increase volume in the longer term, these combined new brands represented less than 3% of net revenue in 2022.

Truly Hard Seltzer

The Company’s Truly Hard Seltzer brand generally competes within the hard seltzer category that has similar characteristics to the beer industry for reporting and regulatory purposes. This category grew rapidly in the early stages of its development over the last 7 years and is highly competitive and includes large international and domestic competitors as well as many smaller national, regional and local craft breweries and hard seltzer companies. Beginning in the latter half of 2021 and continuing into 2022, the category saw sharp declines in volume. The Company believes that the hard seltzer category comprises approximately 7% of United States beer consumption and that the volume comprising the hard seltzer category grew approximately 13% in 2021, while it declined 15% in 2022. This relatively sudden and sharp decline has had a significant impact on the Company's business.

The Company offers over thirty styles of hard seltzer in the Truly Hard Seltzer brand family, most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Truly brand family are focused on sleek can variety packages which include Truly Lemonade Seltzer Mix Pack, Truly Berry Mix Pack, Truly Tropical Mix Pack, Truly Citrus Mix Pack, Truly Fruit Punch Mix Pack and Truly Margarita Style Mix Pack.

Twisted Tea

The Company’s Twisted Tea products generally compete within the flavored malt beverage (“FMB”) category of the beer industry (and the Company’s Twisted Tea products are included in generic references to the Company’s “beers” in this report). The Company believes that the FMB category comprises approximately 6% of United States beer consumption and that the volume comprising the FMB category grew approximately 3% in 2021 and 9% in 2022. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category and a fast pace of product innovation.

The Company offers over ten styles of flavored malt beverages in the Twisted Tea brand family, most of which are available nationally in both the United States and Canada. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original, Twisted Tea Half and Half and variety packs in various standard can packages.

Samuel Adams and Dogfish Head Beers

The Company’s Samuel Adams and Dogfish Head beers generally compete within the craft beer and domestic specialty beer category. The Company believes that the category comprises approximately 6% of United States beer consumption and that the volume comprising the category declined approximately 6% in 2021 and 9% in 2022. This category is highly competitive and includes large international and domestic competitors, as well as many smaller national, regional and local craft breweries.

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

The majority of the promotional and distribution efforts for the Samuel Adams brand family are focused on Samuel Adams Boston Lager, the Samuel Adams Seasonal program, Samuel Adams Wicked Hazy IPA, Samuel Adams Wicked Easy and Samuel Adams Just the Haze, a non-alcoholic hazy IPA that was released in early 2021. These beers are available nationally in various bottle, standard can, and keg packages.

The Samuel Adams brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Samuel Adams Downtown Boston Tap Room, Samuel Adams Boston Brewery Tap Room, and Samuel Adams Cincinnati Brewery Tap Room.

The Company offers over twenty-five styles of beer in the Dogfish Head brand family. The Dogfish Head brand began in 1995 and it is recognized as an early leader in bringing culinary innovations to the U.S. craft beer market. The majority of the promotional and distribution efforts for the Dogfish Head brand family are focused on continually-hopped Dogfish Head 60 Minute and 90 Minute IPAs, along with seasonal variety packs. These styles are offered in various can, bottle and keg packages. The Dogfish Head brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Dogfish Head Brewings and Eats and Milton tasting room locations. The Company does not own distribution rights to the Dogfish Head beer and distilled spirits brands outside of the United States and Canada.

Angry Orchard Hard Cider

The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry. The Company believes that the hard cider category comprises approximately 0.6% of United States beer consumption and that the volume comprising the category declined 8% in 2021 and 10% in 2022. This category is small and highly competitive and the competition consists mostly of many small regional and local hard cider companies.

The Company offers over ten styles of hard cider in the Angry Orchard brand family, most of which are available nationally in the United States in various bottle, can, and keg packages. The majority of the promotional and distribution efforts for the Angry Orchard brand family are focused on Angry Orchard Crisp Apple. The Angry Orchard brand also releases a variety of specialty package and draft ciders fermented in limited quantities at its Company-owned Orchard and Cidery in Walden, New York.

Dogfish Head Spirit RTDs and Truly Vodka Seltzer

The Company’s Dogfish Head Distilling Canned Cocktails brand and Truly Vodka Seltzer brand compete in the spirits RTD category. The Company believes that the spirits RTD category comprises less than 8% of the United States Beyond Beer market and that the dollar value comprising the category increased 118% and 78% in 2021 and 2022, respectively. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local craft distilling companies.

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

In the fourth quarter of 2022, the Company introduced its Truly Vodka Seltzer brand. The Company currently offers four styles of spirits RTDs under the Truly Vodka Seltzer brand that are available nationally in sleek can and sleek can variety packages. The Company expects to increase the number of flavors and variety packages of Truly Vodka Seltzer during the first half of 2023.

The Company continually evaluates the performance of its beverages and the rationalization of its product lines as a whole. Periodically, the Company discontinues certain styles and packages. For example, during 2022 the company discontinued its Bevy Long Drink brand and during the first half of 2023 the Company is planning to discontinue Truly Iced Tea Variety Pack. Certain styles or brands put on hiatus or discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

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

The Company’s most significant innovations in 2022 were the launches of its Truly Margarita Variety Pack and Truly Vodka Seltzer brand, as well as its new Hard Mountain Dew and Sauza Agave Cocktails brands.

The Company has plans for several new product introductions in 2023, including Jim Beam Kentucky Coolers during the first quarter of 2023.

In May 2021, the Company announced that it was establishing a subsidiary to serve as a dedicated research and innovation hub in the federally regulated market of Canada focused on non-alcoholic cannabis beverages. This new subsidiary enables the Company to develop and pilot unique cannabis beverages, while cannabis regulations continue to evolve in the United States and worldwide. The Company began selling limited quantities of cannabis beverage products in Canada during the second half of 2022. The Company currently does not have plans to produce or sell any cannabis products outside of Canada.

Sales, Distribution, and Marketing

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

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beverages for a share of the drinker’s business, competes with other beverage companies for a share of the Distributor’s attention, time and selling efforts. During 2022, the Company’s largest individual Distributor accounted for approximately 3% of the Company’s gross sales. The top three individual Distributors collectively accounted for approximately 7% of the Company’s gross sales. In some states and countries, the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

Historically, most of the Company’s products were shipped within days of packaging, resulting in limited finished goods at the Company’s breweries and third-party production facilities. The Company received most of its orders from Distributors in the first week of a month for products to be shipped the following month. Distributors would carry three to five weeks of packaged inventory and three to four weeks of draft inventory and the Company was able to meet Distributor orders with limited out of stocks.

Beginning in 2019, primarily as a result of higher than anticipated demand for the Truly Hard Seltzer and Twisted Tea brands and supply chain constraints, the Company began to have out of stocks and at times was not able to fully meet Distributor demand, particularly during the peak summer months. In response to these out of stocks, the Company began working with certain Distributors on plans to increase Distributor inventories of packaged inventory of Truly Hard Seltzer and Twisted Tea brands to ensure that drinker demand could be met. Beginning in the second half of 2021 as the hard seltzer category slowed significantly more than industry expectations, both Company inventory and Distributors inventory in terms of days on hand increased above historical levels. In 2021, this resulted in write-offs of excess inventory at the Company’s breweries and warehouses and lower orders as distributors aggressively reduced their inventory levels.

During 2022, the Company produced and sourced materials for Truly Hard seltzer and some of its newer brands at the upper end of its projections to avoid out of stocks at retail. This led to improved service levels and significantly fewer out of stocks but resulted in additional write-offs of excess inventory at the Company’s breweries and warehouses. The Company continues to work on its supply chain transformation initiatives to better manage inventory and reduce write-offs of excess inventory.

The Company believes distributor inventory as of December 31, 2022 averaged approximately 5 weeks on hand and was at an appropriate overall level for each of its brands. The Company expects Distributors will keep inventory levels for the remainder of the year between four to five weeks on hand.

Boston Beer has a sales force of over 500 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beverages, certain ingredients, and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns — including television, digital and social media, radio, billboards and print. These media efforts are complemented by participation in sponsorships, which currently include the United States Soccer Federation, the National Hockey League, the Boston Red Sox, and other professional sports teams, the Boston Marathon, local concert and festivals, and industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neon signs, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

Packaging and Ingredients

Historically, the Company has been successful in obtaining sufficient quantities of the packaging materials and ingredients used in the production of its beverages. During 2020 and 2021, the Company experienced some supply chain constraints in packaging materials, primarily cans, that impacted the Company’s production schedules and increased can costs as a result of using a more expensive can supplier. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. The Company maintains competitive sources for most all packaging materials and ingredients. In 2022, certain flavorings, crowns and labels were each supplied by a single source; however, the Company believes that, given time to adjust, alternative suppliers are available. The most significant packaging and ingredients include:

Cans. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2022, over 78% of the Company’s total volume was packaged in cans and the Company expects that percentage to increase further in 2023. The demand for cans in the beverage industry significantly increased during 2020 and 2021 and there was a shortage of capacity, as can manufacturers adjusted their supply chains to keep up with the increased demand which had accelerated beginning in 2020 as alcohol consumption shifted from on-premise to off-premise. In 2021, as the Truly brand family and the Twisted brand families grew, the Company experienced supply shortages and these supply shortages impacted the Company’s production schedules and increased can costs as a result of using a more expensive can supplier. During 2022, the Company did not have any significant disruptions in its can supply and the Company currently believes that it will have a sufficient supply of cans in 2023.

Flavorings and Fruit Juice. The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and a variety of flavors as part of their appeal to drinkers. During the second half of 2022, the Company reformulated Truly to include fruit juice and other natural flavors. The Company is working closely with various flavoring and fruit juice suppliers to ensure it has an adequate supply and currently believes that it will have sufficient supply of flavorings and fruit juice in 2023.

Cardboard. The Company’s beverages are packaged primarily in cardboard wraps, carriers and cardboard shipping cases. During 2020 the Company experienced a disruption to its supply of cardboard wraps which impacted its production schedules. Since 2020, the Company has not had any significant disruptions in its supply of cardboard and the Company currently believes that it will have a sufficient supply of cardboard wraps in 2023.

Glass. Many of the Company’s beverages are sold in glass bottles. Due to the COVID-19 pandemic during 2020 and 2021, the demand for glass bottles in the beverage industry significantly increased and there was a shortage of capacity, as glass manufacturers needed to adjust their supply chains to keep up with the increased demand. The most recent disruption was during the fourth quarter of 2020, which impacted production schedules. Since 2020, the Company has not had any significant disruptions in its supply of glass and the Company currently believes that it will have a sufficient supply of glass in 2023.

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2022 North American barley crop, which will support 2023 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity. The Company purchased most of the malt used in the production of its beers from four suppliers during 2022. The Company currently has a multi-year contract with one of its suppliers and a one-year agreement with another supplier. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

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

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2022, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for United States apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture could affect both price and supply.

Quality Assurance

The Company employs a quality assurance team and brewmasters to monitor the Company’s brewing operations and control the production of its beverages both at Company-owned breweries and at the third-party production facilities at which the Company’s products are brewed, fermented or distilled. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s beverages conforms to the Company’s standards. The Company has on-site quality control labs at each of the Company-owned breweries and supports the smaller tap rooms and local breweries with additional centralized lab services.

With the exception of certain specialty and distilled products, the Company includes a clearly legible “freshness” date on every bottle, can and keg of its beverages, in order to ensure that its drinkers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Production Strategy

The Company continues to pursue a production strategy that includes production at breweries owned by the Company and breweries and packaging facilities owned by others. The Company made capital investments in 2022 of approximately $90.6 million, most of which represented investments in these breweries. These investments were made to increase production, drive efficiencies and cost reductions and support product innovation. Based on its current estimates of future volumes and mix, the Company expects to invest between $100 million and $140 million in 2023 to meet those estimates. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.

The Pennsylvania Brewery, the Cincinnati Brewery and the Milton Brewery produced most of the Company’s shipment volume from breweries owned by the Company during 2022. The Pennsylvania Brewery is the Company’s largest brewery.

Production and retail activities at the Company's local breweries and tap rooms are mainly for brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases supporting draft and package accounts in the respective local market areas.

The Cidery’s production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site at the Cidery and supporting draft and package accounts in the local market area.

During the years ended December 31, 2022 and December 25, 2021, the Company brewed, fermented, and packaged approximately 65% and 56%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

The Company currently has a brewing and packaging services agreement with subsidiaries of City Brewing Company, LLC (“City Brewing”). During 2022 and 2021, City Brewing supplied approximately 26% and 32%, respectively, of the Company’s annual shipment volume, respectively. In accordance with the brewing and packaging services agreement, the Company has paid to City Brewing $113.4 million for capital improvements at City Brewing facilities and other pre-payments. During 2021, the Company amended its agreement with City Brewing to ensure access to capacity at a new location and continued access at certain existing locations. The agreement includes a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met. The Company has the contractual right to extend its agreement with City Brewing beyond the December 31, 2024 termination date on an annual basis through December 31, 2035.

The Company currently has a production agreement with Rauch North America (“Rauch”). The agreement includes a minimum capacity availability commitment by Rauch and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met. Production under the Rauch agreement commenced in early 2022. The initial term of the agreement expires December 31, 2031 with provisions to extend.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the agreements described above, and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2022, the Company incurred $3.0 million in shortfall fees. As of December 31, 2022, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $127 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections the Company anticipates that it will recognize approximately $72 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
2023	$19
2024	17
2025	15
2026	7
2027	7
Thereafter	7
Total shortfall fees expected to be incurred	$72

The Company currently expects that the percentage of total production at breweries and packaging facilities owned by others will be approximately 30% in 2023. The Company selects breweries and packaging facilities owned by others with one or more of: (i) sleek can packaging and automated variety packaging capability and capacity; (ii) first-rate quality control capabilities throughout the process; and (iii) the capability of utilizing traditional brewing, fermenting and finishing methods. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities.

The Company’s international business is supplied by breweries owned by the Company, under third-party production and packaging agreements, and production under license at international locations.

While the Company believes that it has alternatives available to it, in the event that production at any of its current locations is interrupted, severe interruptions at the Pennsylvania Brewery, Cincinnati Brewery, or City Brewing facilities would be most problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics, if interruptions were to occur, and could face significant delays in starting up replacement production locations. Potential interruptions at breweries include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shutdowns, or natural or other unavoidable catastrophes. The Company would work with available contract brewers to attempt to minimize any potential disruptions.

Competition

The Beer industry in the United States is highly competitive due to large domestic and international brewers and the increasing number of craft brewers and craft distilleries in this category who distribute similar products that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End and Beyond Beer categories, through numerous hard seltzers, flavored malt beverages, and spirit RTDs from existing beer brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing brands. In addition, AB InBev’s High End Division and Molson Coors’ Tenth and Blake were formed as business units headquartered in the United States that are focused exclusively on competing in the High End and Beyond Beer categories. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States Distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company.

More recently in 2021 and into 2022, large non-alcoholic beverage companies including The Coca-Cola Company (“Coke"), Pepsi and Monster Beverage Corporation (“Monster”) have begun to enter these markets through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer and Simply Spiked Lemonade. Coke also announced agreements with Constellation Brands to develop, market and sell FRESCA™ Mixed and with Brown Forman to develop, market and sell Jack Daniel's® Tennessee Whiskey and Coca-Cola®™ Ready-to-Drink Cocktail. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell Hard Mountain Dew, to take advantage of this trend. Pepsi also entered an agreement in late 2022 with FIFCO USA, a New York based brewery, to develop, market and sell Lipton Hard Iced Tea which is planned to be launched during the first half of 2023. Lastly, Monster, acquired CaNarchy Craft Brewery Collective in early 2022 and has plans to launch the Beast Unleashed, a new brand of flavored malt beverages in early 2023.

The Company’s Truly Hard Seltzer beverages compete primarily within the hard seltzer category of the beer industry. This category grew quickly from 2016 to 2021 and then declined in 2022. The hard seltzer category, is highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with High End beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mark Anthony Brands under the brand name “White Claw” "White Claw REFRSHR", "White Claw Surge." and “Mikes Hard Lemonade Seltzer”; ABInBev under “Bud Light Seltzer”, and “Michelob Ultra Organic Seltzer”, and Molson Coors under “Vizzy Hard Sparkling Water” and "Topo Chico". The Company expects additional entrants in the hard seltzer category during 2023 from both large and smaller international and domestic competitors.

The Company’s Truly brand, including both Truly Hard Seltzer and Truly Vodka Seltzer also compete against a subcategory of Spirits RTDs that the Company and the alcohol industry, at large categorize as Spirit Seltzer and Soda. The Spirit Seltzer and Soda sub-category generally consists of lower calorie and lower alcohol Spirits RTDs that are similar in flavor and taste to the hard seltzer category beverages but at a higher price. The leading brand in the Spirit Seltzer and Soda category is owned by E&J Gallo Winery under the brand name "High Noon”. Several competitors have announced plans to launch, in the first quarter of 2023, new Spirit Seltzer and Soda brands including Mark Anthony under ‘White Claw Vodka Soda’ and ‘Rey Azul Tequila and Soda’, Molson Coors under ‘Topo Chico Spirited Can Cocktails’ and EJ Gallo Winery under ‘High Noon Tequila Seltzers’.

The Company’s Twisted Tea beverages compete primarily within the FMB category of the beer industry. FMBs, such as Twisted Tea, Mike’s Hard Lemonade®, Smirnoff Ice®, Bud Light Lime®, Redd’s® Apple Ale, Seagrams Escapes® and Arnold Palmer Spiked, are flavored malt beverages that are typically priced competitively with High End beers. As noted earlier, this category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Samuel Adams and Dogfish Head beverages compete primarily within the craft beer and domestic specialty beer category of the beer industry. The Company expects competition and innovation among domestic craft brewers to remain strong, as the number of craft brewers continues to grow. The Company estimates there are over 9,000 breweries in operation, up from approximately 1,500 operating breweries in 2009. Most of these new breweries are craft (small and independent) brewers. Also, some existing craft breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles.

In recent years, there have been numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. The most significant acquisitions include Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion and, AB InBev’s and Molson Coors purchase of multiple smaller craft breweries.

The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and the competitors include mostly small regional and local hard cider companies. Hard ciders are typically priced competitively with High End Beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include "Bold Rock", "Ace" and "2 Towns".

The Company’s Dogfish Head Canned Cocktails compete in the spirits RTDs category. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local distilling companies. Spirits RTDs are typically priced above High End Beers and may compete for drinkers with beer, wine, spirits, or FMBs. As discussed above, spirits RTDs consist of the sub-category of Spirit Seltzer and Soda. Dogfish Head Canned Cocktails generally competes in the other sub-category of spirits RTDs named Spirits-based Canned Cocktails. Beverages in the Spirits-based Canned Cocktails sub-category generally have more flavor and higher alcohol than spirits RTDs in the sub-category of Spirit Seltzer and Soda. Some of these Spirits-based Canned Cocktails competitors include; ABInBev under the brand name "Cutwater" and Diageo under the brand name "Crown Royal".

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

Environmental, Health, and Safety Regulations and Operating Considerations

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

Among the Company’s key Environmental, Social, and Governance ("ESG") achievements in 2022 was the publication of its inaugural ESG Report entitled Setting the Course for the Future, which is available on the Company’s investor relations website at www.bostonbeer.com. While the Company is just starting its ESG journey, it has long believed in the importance of accurate and transparent reporting on the impact that the Company has on its people, the planet, and its communities. Going forward, the Company intends to share its progress regarding its ESG initiatives in its annual ESG Report, but the Company will continue to share select highlights in its 10-K and annual proxy statement.

Human Capital Resources

As of December 31, 2022, the Company had 2,679 coworkers, of which 156 were represented by unions or similar organizations. The Company’s Executive Leadership Team (“ELT”) is comprised of the Company's CEO and 7 of his direct reports who collectively have management responsibility for the Company's primary business areas, including but not limited to brewing, supply chain operations, sales, marketing, finance, and people and culture. The Company’s Board of Directors and the ELT believe that succession planning, talent management, culture, and diversity, equity, and inclusion are critical to the Company’s continued success.

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

The Company also regularly conducts internal engagement surveys of its employee base to help ensure that it is maintaining its culture. In 2022, over 76% of employees participated in the survey, which resulted in high scores in response to the questions related to pride in working for the Company, believing in the Company’s values, the Company’s concern for employee safety, personal well-being, and diversity, confidence in the future of the Company, and pride in the Company’s handling of the COVID-19 pandemic.

Diversity, Equity, and Inclusion

As an equal opportunity employer, the Company is committed to creating a diverse and fair-minded organization that recognizes and values differences - inclusive of race, color, sexual orientation, gender identity, religion, national origin, age, and mental/physical disability. The Company makes these efforts to reinforce a workplace that supports and uplifts coworkers to feel accepted, equal, and involved, and to increase diverse representation across our organization, which is critical to continued success. Over the past three years, the Company has taken numerous steps in furtherance of this goal.

In 2022, the Company embarked on phase two of its multi-year phased Diversity, Equity, and Inclusion ("DEI") strategy focused on three aspirations to improve inclusivity in its workforce:

•
Introduce platforms that focus on inclusivity. The Company seeks to strengthen its culture so coworkers are comfortable discussing cultural differences, curious about the people around them, and using their voices to create positive change.
•
Adopt metric driven practices. The Company seeks to create human-centered policies and practices so coworkers have equal rights, benefits, and support from peers and leaders in the workplace.
•
Attract and hire diverse talent. The Company seeks to build a workforce that is representative of the communities its operates in, a sign that its hiring practices, policies, and culture have fostered an inclusive organization where all people want to stay and work.

During 2022, the Company undertook several initiatives and made accomplishments under those aspirations:

•
Introduce platforms that focus on inclusivity
o
Initiative: 85% of leaders participate in a Crucial Conversations training by the end of 2022
▪
Accomplishment: 96% of leaders completed the training by the end of 2022
o
Initiative: Creation of a DEI council made up of members of the Company's extended leadership team ("XLT") to support visibility, engagement, and accountability

▪
Accomplishment: Council launched in July 2022 with 10 leaders representing all business functions within the Company. Members completed over 15 hours of training around allyship as a requirement to join. Members serve one year terms, with options to extend if they wish.
o
Initiative: Prioritize discussions around mental health/stress
▪
Accomplishment: Held three discussions around Mental Health/Stress/Stigmas of Mental Health with support from XLT, the Total Rewards department, and one of the Company's coworker network groups, BEACON.
•
Adopt metric driven practices
o
Initiative: Launch a voluntary self-identification program to support full picture of workforce demographics
▪
Accomplishment: Count Me In Self ID campaign launched in the fall of 2022 with the addition of two new demographic questions - sexual orientation and transgender identity. 6% of coworkers answered both sexual orientation and transgender identity questions.
o
Initiative: Pay equity
▪
Accomplishment: The Company continued the work started in 2021 on pay equity by committing approximately $1 million to close identified gaps in pay.
o
Initiative: Creation of gender transition guidelines to support coworkers and managers/supervisors supporting coworkers going through a transition
▪
Accomplishment: Implemented gender transition guidebook that supports coworkers going through transition, managers and supervisors supporting coworkers going through transition, and coworkers supporting coworkers during transition. This work was done in partnership with partners at GLADD and the Company's LGBTQ+ coworker network group, Labels Out. This work supports the Company's continued participation in the HRC Corporate Equality Index.
•
Attract and hire diverse talent
o
Initiative: Develop Partnership with three national diversity organizations
▪
Accomplishment: Partnerships established with Prospanica, Minority Veterans of America, and National Black MBA Association
o
Initiative: Update job descriptions and interview guides to remove bias
▪
Accomplishment: Updated over 900 internal job descriptions and interview guides to remove bias.
o
Initiative: Increase diverse candidates
▪
Accomplishment: Saw an increase in candidates across all diverse categories in 2022.
•
Ethnicity/race +9%
•
Gender +2%
•
Veteran’s +5.4%
•
Disability +5%

As of December 31, 2022, 2 of the 9 members of the Board of Directors identified as female and 1 of the 9 identified as part of an underrepresented minority group; 4 of 9 Executive Officers were female. Across the Company’s broader professional population, approximately 35.2% are female and 19.7% self-identified as part of an underrepresented minority group. In 2022, approximately 40.2% of new hires were female and 32.4% self-identified as part of an underrepresented minority group

Corporate Social Responsibility

The Company has a stand-alone Social Impact Team which approaches our CSR initiatives with a strategic view across Company organizations, brands, and operating locations.

A core philanthropic initiative is the Samuel Adams Brewing the American Dream® program. In partnership with Accion Opportunity Fund, the nation’s largest non-profit micro-lender, as well as other local non-profit partners, the initiative supports small business owners in the food, beverage, and brewing industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs and build vibrant communities. Since the inception of the Samuel Adams Brewing the American Dream program in 2008, the Company and partners like Accion Opportunity Fund have worked together to loan more than $96 million to nearly 3,500 small business owners who have subsequently repaid these loans at a rate of more than 95%. The loan repayments received are reinvested into the program. Boston Beer co-workers, together with local business partners and community organizations, have provided coaching and mentoring to over 14,000 business owners across the country. These efforts have helped to create or maintain more than 9,000 local jobs.

Dogfish Head’s Beer & Benevolence program creatively collaborates with nonprofit organizations to foster community, nourish artistic advancement and cultivate environmental stewardship. The efforts, focused in the mid-Atlantic region that the

Dogfish Head brand calls home, invested more than $550,000 into the local community in the form of direct grants, product donations, fundraising and events in 2022. During the year, Beer & Benevolence partnered with nearly 100 organizations to make an impact across the coastal Delaware regions.

Fully launched in 2022, Boston Beer Volunteers! is an initiative that creates a sustainable culture of impact, connection, and engagement for coworkers and communities alike. Leveraging relationships with community partners, the Social Impact Team curates Benevolence Days, on-the-clock single day community service projects. During a Benevolence Day coworkers roll up their sleeves and make an impact while building cross-team connections as they work alongside people they do not necessarily work with on a daily basis. In 2022, more than 700 coworkers participated in one of the 37 Benevolence Days in nine different states.

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

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End and Beyond Beer categories, through numerous launches of new hard seltzers, flavored malt beverages and spirit RTDs from existing brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing brands. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Heineken and Constellation Brands (owner of the United States distribution rights to Corona and Modelo Especial) may have substantially greater financial resources, marketing strength and distribution networks than the Company. The Company anticipates competition will remain strong as some existing beverage companies are building more capacity, expanding geographically and adding more SKUs and styles. The potential for growth in the sales of hard seltzers, flavored malt beverages, craft-brewed domestic beers, imported beers and spirits RTDs is expected to increase the competition in the market for High End beer and Beyond Beer occasions within the United States and, as a result, the Company may well face competitive pricing pressures and the demand for and market share of the Company’s products may fluctuate and possibly decline.

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

Further, the alcoholic beverage industry has also seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Illustrative of this consolidation is AB InBev’s $107 billion purchase of SAB Miller and the related sale by SAB Miller to Molson Coors of its 58% share of the MillerCoors joint venture with Molson Coors, as well as Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion. Also, in the last several years, both AB InBev and Molson Coors have introduced numerous new hard seltzers and purchased multiple regional craft breweries and craft distilleries with the intention to expand the capacity and distribution of these brands.

More recently in 2021 and into 2022, large non-alcoholic beverage companies including Coca-Cola Company (“Coke"), Pepsi and Monster Beverage Corporation (“Monster”) have begun to enter these markets through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer and Simply Spiked Lemonade. Coke also announced agreements with Constellation to develop, market and sell FRESCA™ Mixed, a line of spirits RTDs and with Brown Forman to develop, market and sell Jack Daniel’s® Tennessee Whiskey and Coca-Cola®™ Ready-to-Drink Cocktail. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell alcohol beverages which include Hard Mountain Dew, to take advantage of this trend. Pepsi also entered an agreement in late 2022 with FIFCO USA, a New York based brewery, to develop, market and sell Lipton Hard Iced Tea which is planned to be launched during the first half of 2023. Lastly, Monster, acquired CANarchy Craft Brewery Collective in early 2022 has plans to launch the Beast Unleashed, a new brand of flavored malt beverages in early 2023.

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

Risks Related to Our Business and Operations

There is no assurance that the Company will grow its business in the future or that the Company can adapt to the challenges of the changing competitive environment.

From 2015 to 2017, the Company experienced a decline in the demand for its products, as craft beer growth rates slowed and the hard cider category declined. From 2018 to 2021, the Company experienced increases in demand for its products, driven by growth in its Truly and Twisted Tea brands, and grew 13%, 22%, 37% and 22% in depletion volume for 2018, 2019, 2020 and 2021, respectively. During 2021 and into 2022, the market for hard seltzer products experienced decelerating growth trends, which resulted in a depletion volume decline of 5% in 2022. The slowdown in growth trends greatly impacted the Company's volume of production and shipments, as well as its volume projections for the future. The volume reduction resulted in increased supply chain related costs. These direct costs include the destruction of excess inventory, provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts.

The Company is targeting a decline in shipment and depletion volume of between 2% and 8% in 2023. The Company’s ability to meet these targets may be affected by an increasing number of competing beverages. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. Additionally, changes in the use of media and technology are impacting the economics of how brands are marketed to drinkers and may be diminishing the traditional competitive advantage the Company may have had in buying national media relative to smaller brands. While the Company believes that a combination of innovation, new brand messaging and exploration of new media, and increased investment and sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, maintain the current levels of distributor and retailer support of its brands, and fund its current brand investment levels, and could potentially require a review of long term organization and brewery needs. Currently, the Company believes it can meet its volume targets in 2023 and return to volume growth in future years, but there is no guarantee its efforts will be successful or profitable.

The Company may not be able to increase supply to meet the increased demand for its products.

Despite the depletion volume declines in 2022 of 5%, since 2017 demand for the Company’s products has grown significantly and its 2022 depletion volume is over 2.2 times 2017 volumes.

As demand for its products has grown, the Company has faced challenges in meeting demand. The challenges have been both production constraints, primarily resulting from canning and variety pack capacity limitations, and can supply constraints. The Company is reliant on third party-owned breweries, particularly City Brewing Company, LLC, to meet demand, as the percentage of its volume produced at Company owned breweries decreased from over 90% in 2017 to approximately 65% in 2022. In 2023, the Company currently expects that the percentage of total production at Company owned breweries to be over 70%. The Company expects its reliance on production at City Brewing Company, LLC to decline from approximately 26% of production in 2022 to approximately 20% of production in 2023

The Company’s ability to grow and continue to meet increasing consumer demand will be affected by:

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

The demand for packaging materials in the beverage industry has increased and during 2020 and 2021 there was a shortage of capacity, as manufacturers adjusted their supply chains to keep up with the increased demand, caused by the COVID-19 pandemic. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2020 and 2021, as the Truly and the Twisted brand families grew significantly and overall demand for cans increased, the Company experienced supply constraints for cans. These supply constraints impacted the Company’s production schedules and increased can cost by having to use a more expensive supplier. These pressures were reduced during 2022 and the Company currently believes it will have a sufficient supply of packaging materials for 2023.

The Company maintains competitive sources for the supply of packaging materials, such as cans, glass, cardboard wraps and shipping cases. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2022, crowns and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition, change in control and consolidation activity in several of the packaging supplier networks which could potentially lead to further disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices. The Company has entered into long-term supply agreements for certain packaging materials that have shielded it from some cost increases. These contracts have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts. If the Company's needs decline significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant and could have a material adverse impact on the Company's financial results.

Inability to react to changes in demand, reliance on Company-owned production facilities, reduced availability of breweries owned by others, and inability to leverage investment in the Company-owned breweries could have a material adverse effect on the Company’s operations or financial results.

As previously discussed, during 2021, the market for hard seltzer products experienced decelerating growth trends which resulted in the annual volume growth rate declining from 158% in 2020 to 13% in 2021 and a decrease of 15% in 2022.

The changes in growth trends in the Company’s business, particularly for the Truly Hard Seltzer Brand, as well as added product complexity, heighten the management challenges that the Company faces. In recent years, the Company has had periods of excess capacity that were nevertheless accompanied by product shortages and service issues. The Company’s supply chain struggled under the increased volume and experienced increased inventory obsolescence, operational and freight costs as it reacted. In response to these issues, the Company significantly increased its packaging capabilities and tank capacity and added personnel to address these challenges. There can be no assurance that the Company will effectively address changing consumer demand or manage such increasing product complexity without experiencing similar issues in the future. Planning failures, operating inefficiencies, insufficient employee training, control deficiencies or other similar issues could well have a material adverse effect on the Company’s business and financial results. The growth of the Company, changes in operating procedures and increased complexity have required significant capital investment. In the future, the Company on an overall basis may not see any operating cost leverage from these investments and there is no guarantee that it will.

During 2022, the Company produced approximately 65% of its volume at breweries owned by the Company. This reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak seasons. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shutdowns, pandemic-related or other staffing shortages, or natural or unavoidable catastrophes. If interruptions were to occur, the Company could face significant delays in starting replacement brewing locations and its operating results could be materially adversely affected.

The Company continues to avail itself of capacity at third-party production facilities. During 2022, approximately 26% of the Company’s annual shipment volume was brewed and/or packaged under service agreements with City Brewing Company, LLC. In selecting third party breweries for brewing services arrangements, the Company carefully weighs a brewery’s sleek can packaging and automated variety packaging capability and capacity, its quality control capabilities throughout the production process and its ability to utilize traditional brewing, fermenting and finishing methods. To the extent that the Company needs to avail itself of a third-party production services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the brewing capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

As the beer industry continues to consolidate and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew, ferment or package some of its products, if necessary, has become a more significant concern and, thus, there is no guarantee that the Company’s needs will be uniformly met. The Company continues to work at its Company-owned breweries and with its third-party production partners to attempt to minimize any potential disruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production and/or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s business and financial results. A production interruption caused by an acquisition or change of control of City Brewing or a simultaneous interruption at several of the Company’s production locations would likely cause significant disruption, increased costs and, potentially, lost sales.

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

The Company has an experienced leadership team with an established track record of business success and innovation in the beverage and consumer goods industries. For example, Dave Burwick joined the Company as its President and Chief Executive Officer in 2018. Prior to commencing that role, Mr. Burwick had served on Boston Beer’s Board of Directors since 2005. His most recent prior role was Chief Executive Officer of Peet’s Coffee and prior to joining Peet’s, Mr. Burwick served as President of North America for Weight Watchers and in numerous leadership roles over 20 years at PepsiCo, including Chief Marketing Officer of Pepsi-Cola North America. The Company may well experience changes in key leadership or key positions in the future. The departure of key leadership personnel, especially a Chief Executive Officer, can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful succession planning or external hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the current declining growth environment the Company currently faces. Failure to attract and retain the right talent, or to manage the transition of responsibilities resulting from such turnover smoothly, would affect the Company's ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.

The Company has significantly increased its product offerings and distribution footprint, which increases complexity and could adversely affect the Company’s performance and financial results.

The Company has significantly increased the number of commercially available hard seltzers, flavored malt beverages, beers, hard ciders, spirits RTDs and distilled spirits that it produces. In the last five years, the Company has developed, introduced and reformulated many new and existing beverage styles under the Truly Hard Seltzer, Twisted Tea, Samuel Adams and Angry Orchard brands. The Dogfish Head brand, acquired in July 2019, currently has over 25 styles of beer, 15 styles of distilled spirits, 5 spirits RTDs, two brewery tap rooms, a restaurant, and a boutique Inn. In January 2020, the Company opened the Samuel Adams Tap Room and small brewery in downtown Boston. The Company currently operates 9 retail locations, including seven brewery tap rooms, a cidery tasting room and a restaurant, where its beverages are sold and consumed on-premise. During 2022, the Company launched additional Truly Variety Packs including Truly Margarita style variety pack as well as the Truly Vodka Seltzer product line in late 2022. Also during 2022 and early 2023, the Company developed and introduced, under agreements with Pepsi and Beam, three new brands which include Hard Mountain Dew, Sauza Agave cocktails, and Jim Beam Kentucky Coolers. During 2023, the Company has plans to add new beverage styles and reformulate existing styles of beverages.

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

On July 3, 2019, the Company completed its acquisition of Dogfish Head Brewery and various related operations, through the acquisition of all of the equity interests held by certain private entities in Off-Centered Way LLC, the parent holding company of the Dogfish Head Brewery operations. During 2022, the Company recorded a $27.1 million non-cash impairment charge recorded for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis. The impairment determination was primarily based on the latest forecasts of brand performance which has been below the Company’s projections made on the acquisition date. This transaction continues to involve certain risks, the occurrence of which could materially and adversely affect the Company’s business, liquidity, financial condition, and operating results, including:

•
adverse impact on overall profitability, if the Company’s expanded operations do not achieve the growth prospects, net revenues, earnings, or other financial results projected in the Company’s valuation models, or delays in the realization thereof; and

•
the potential future further write-off of significant amounts of intangible assets and/or other tangible assets if the Dogfish Head business does not perform in the future as currently expected, or other potential financial accounting or reporting impacts

The Company cannot assure that it will realize the expected benefits of the Dogfish Head transaction. The Company’s failure to adequately manage the risks associated with the transaction could have a material adverse effect on its business, liquidity, financial condition or results of operations.

Changes in drinker attitudes on brand equity and reliance on the Company’s founders in the Samuel Adams and Dogfish Head brand communications may adversely affect demand for the Company’s production and results of operations.

The success of our brands depends upon the positive image that drinkers have of those brands and maintaining a good reputation is critical to selling our branded products. Our reputation could be impacted negatively by public perception, adverse publicity, negative comments in social media, or our responses to negative publicity or comments, either by members of the Company or those who may be affiliated with it. There is also no guarantee that the brand equities that the Company has built in its brands will continue to appeal to drinkers. Changes in drinker attitudes or demands, or competitor activity and promotion, could adversely affect the strength of the Company’s brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition its brands, but there is no certainty that the Company would be able to maintain volumes, pricing power and profitability. It is also possible that marketing messages or other actions taken by the Company could damage its brand equities, as opposed to building them. If such damage were to occur, it would likely have a negative effect on the financial condition of the Company.

In addition to these inherent brand risks, C. James Koch, the founder and Chairman of the Company, as well as the founders of Dogfish Head brand, Samuel Calagione, Founder and Brewer, Dogfish Head Brewery and Mariah Calagione, Founder and Communitarian, Dogfish Head Brewery, are an integral part of the Company’s history, brand equity and current and potential future brand messaging and the Company relies on the positive public perception of these founders. The role of these founders as founders, brewers and leaders of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If these founders were not available to the Company to continue their active roles, their absence could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if drinkers’ perceptions of these founders, including their social or political views, were to change negatively. If any negative changes were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its history, equity, and current and potential future brand messaging. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

The Company is dependent on key ingredient suppliers, including foreign sources; its dependence on foreign sources creates foreign currency exposure for the Company; the Company’s use of natural ingredients creates weather and crop reliability and excess/shortage inventory exposure for the Company.

The Company purchases a substantial portion of the ingredients used in its beverages, including its flavorings, fruit juice, malt, hops, apples, and other ingredients, from a limited number of foreign and domestic suppliers. The Company has historically not experienced material difficulties in obtaining timely delivery from its ingredient suppliers and currently believes that it will have sufficient supply of ingredients in 2023. The Company believes that there are alternative sources available for some of the ingredients, but there can be no assurance that the Company would be able to acquire such ingredients from substitute sources on a timely or cost-effective basis, if current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements were secured.

The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers.

The Company purchased most of the malt used in the production of its beer from four suppliers during 2022. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in other areas of Europe, the United States, and New Zealand. Noble hops are grown in several specific areas in Germany and the Czech Republic that are recognized for growing hops with superior taste and aroma properties. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. The performance and availability of the hops, as with any agricultural product, may be materially adversely affected by factors such as adverse weather or pests and there is no guarantee the contracts will be fulfilled completely. The Company has purchase commitments with nine primary hop dealers and attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers, based on its best estimate of likely short-term demand. The failure of management’s assumptions regarding future sales growth, product mix and hops market conditions to prove accurate could result in future material losses.

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

Risks Related to the COVID-19 Pandemic

The global COVID-19 pandemic has disrupted the Company’s business and the Company’s financial condition and operating results have been and could continue to be affected by the pandemic and its effects.

The Company’s operations and business have been negatively affected and could continue to be materially and adversely affected by the COVID-19 pandemic and related weak, or weakening of, economic or other conditions, particularly in the United States where the Company derives most of its revenue and profit, but also in Europe, where some of the Company’s ingredient suppliers are located. National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. As previously disclosed in its prior filings, the Company incurred significant COVID-19 adverse effects in 2020 and 2021.

Although the Company has been permitted to continue to operate its breweries in all of the jurisdictions in which it operates, there is no assurance that the Company will be permitted to operate these facilities under every future government order or other restriction and in every location or that the third-party production facilities on which the Company relies for production will similarly be permitted to continue to operate or that new infections would not materially effect staffing levels. In particular, any limitations on, or closures of, the Company’s Pennsylvania, Cincinnati, or Milton breweries or its third-party production facilities, could have a material adverse impact on the Company’s ability to manufacture products and service customers and could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, there can be no assurances that the COVID-19-related effects that the Company experienced in 2020 and 2021 will not recur.

Risks Related to General Economic Conditions

The Company’s operating results and cash flow may be adversely affected by unfavorable economic, financial and societal market conditions.

Volatility, uncertainty, and inflation in the financial markets and economic conditions generally may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy, labor, packaging, ingredients, and agricultural products may rise faster than current estimates, including increases resulting from currency fluctuations; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s Distributors may increase; (d) the impact of currency fluctuations on amounts owed to the Company by distributors that pay in foreign currencies; (e) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (f) overall beer consumption may decline; or (g) drinkers of the Company’s products may change their purchase preferences and frequency, which might result in sales declines.

Item 1B. Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2022 fiscal year, and (3) remain unresolved.

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

The Company owns approximately 62 acres of land in Walden, New York, consisting of an apple orchard and buildings, including a small cidery, gift shop, and tour center. The small cidery, gift shop, and tour center on this property consist of approximately 15,000 square feet of space.

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

The Company leases approximately 48,650 square feet of space in Los Angeles, California, on which it maintains an Angel City and Truly brand tap room, small brewery, and tour center. The current term of the lease for this facility will expire in 2026.

The Company leases approximately 11,365 square feet of space in Miami, Florida, on which it previously maintained a tap room, small brewery, and tour center. The Company ceased operations of the tap room, small brewery, and tour center during November of 2022, but is still obligated for the term of the lease for this facility, set to expire in 2023.

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

The Company leases approximately 4,490 square feet of space in Rehoboth, DE, on which it maintains Dogfish Head Brewings and Eats, a tap room, small brewery, and the Chesapeake & Maine restaurant. The current term of the lease for this facility will expire in 2029.

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

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company’s motion to dismiss the plaintiff’s complaint in the previously reported class action alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was granted by the Court on December 5, 2022. The plaintiff filed a notice of appeal on January 5, 2023 and the plaintiff’s opening brief is due April 11, 2023. The Company’s response will be due on July 11, 2023. The Company intends to continue to vigorously defend against these claims. Any ultimate outcome of this matter will depend on the nature and outcome of plaintiff’s appeal and estimating a range of potential loss, should the plaintiff’s appeal be granted, is not possible at this time.

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. Ardagh and the Company have agreed to engage in mediation and to stay the legal proceedings by a period of 60 days to permit the mediation to proceed. A range of potential loss cannot be estimated at this time.

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The graph set forth below shows the value of an investment of $100 on January 1, 2018 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) for the five years ending December 31, 2022.

Total Return to Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/29/2018	12/28/2019	12/26/2020	12/25/2021	12/31/2022
The Boston Beer Company, Inc.	24.97	58.59	167.97	(48.29)	(37.22)
S&P 500 Index	(5.20)	32.97	16.40	29.44	(17.40)
S&P 500 Beverages Index	(3.29)	23.99	6.56	14.51	8.93

		INDEXED RETURNS Years Ending
Company Name / Index	Base Period 12/30/17	12/29/2018	12/28/2019	12/26/2020	12/25/2021	12/31/2022
The Boston Beer Company, Inc.	100	124.97	198.19	531.10	274.66	172.43
S&P 500 Index	100	94.80	126.06	146.72	189.92	156.88
S&P 500 Beverages Index	100	96.71	119.92	127.78	146.32	159.39

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
DOLLARS
700
600
500
400
300
200
100
0
2017
2018
2019
2020
2021
2022
The Boston Beer Company, Inc.
S&P 500 Index
S&P 500 Beverages Index

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange under the symbol SAM.

There were 7,215 holders of record of the Company’s Class A Common Stock as of February 17, 2023. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 17, 2023, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $329.04.

Class A Common Stock

At December 31, 2022, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $0.01, of which 10,264,502 were issued and outstanding, which includes 26,493 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 31, 2022, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $0.01, of which 2,068,000 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 17, 2023, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of Class A Common Stock

In 1998, the Board of Directors authorized management to implement a stock repurchase program with a limit of $931.0 million. As of December 31, 2022, the Company has repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $840.7 million.

During the twelve months ended December 31, 2022, the Company repurchased 1,489 shares of its Class A Common Stock, of which all represent repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 26, 2021 - January 29, 2022	26	$248.61	—	$90,335
January 30, 2022 - February 26, 2022	153	260.46	—	90,335
February 27, 2022 - March 26, 2022	131	289.29	—	90,335
March 27, 2022 - April 30, 2022	263	175.43	—	90,335
May 1, 2022 - May 28, 2022	372	134.05	—	90,335
May 29, 2022 - June 25, 2022	107	211.52	—	90,335
June 26, 2022 - July 30,2022	120	210.67	—	90,335
July 31,2022 - August 27,2022	83	201.63	—	90,335
August 28, 2022 - September 24, 2022	17	290.75	—	90,335
September 25, 2022 to October 29, 2022	150	217.14	—	90,335
October 30, 2022 to November 26, 2022	43	204.63	—	90,335
November 27, 2022 to December 31, 2022	24	311.96	—	90,335
Total	1,489	$200.41	—	$90,335

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in the Company's Form 10-K for the fiscal year ended December 25, 2021, filed on February 22, 2022, for reference to discussion of the fiscal year ended December 26, 2020, the earliest of the three fiscal years presented.

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

Most of the Company’s beverages which include hard seltzers, flavored malt beverages, beers, and hard ciders, are primarily positioned in the market for High End beer occasions. High End beers and beer occasions (the “High End category”) are determined by higher price, quality, image and taste, as compared with regular domestic beers. Boston Beer is one of the largest suppliers in the High End category in the United States. The High End category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share in the total beer category, as drinkers continue to trade up in taste and quality. The Company estimates that the High End full year percentage volume changes in 2020, 2021 and 2022 were approximately 25%, 2%, and (3%), respectively. These trends are above the estimated United States beer market volume changes in 2020, 2021 and 2022, of 10%, (5%), and (5%), respectively.

The market for hard seltzer products has experienced declining annual volume growth rate trends from estimated growth of 158% in 2020 and 13% in 2021 to an estimated decline of 15% in 2022. The decline in volume trends has negatively impacted the Company's volume of depletions and shipments, as well as its projections for the future. The decline in volume trends resulted in several supply chain related costs recorded during the second half of 2021 and has continued to negatively impact the Company’s financial results during 2022. These costs include provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts.

Depletions, or Distributor sales to retailers, of the Company’s beverages for the 53 week fiscal period ended December 31, 2022, decreased approximately 5% from the comparable 52 week fiscal period in the prior year.

Depletions of the Company’s beverages for the 52 week fiscal period ended December 25, 2021, increased approximately 22% from the comparable 52 week fiscal period in the prior year.

Results of Operations

Year Ended December 31, 2022 (53 weeks) Compared to Year Ended December 25, 2021 (52 weeks)

	Year Ended (in thousands, except per barrel)
	Dec. 31 2022			Dec. 25 2021			Amount change	% change	Per barrel change
Barrels sold		8,183			8,504		(320)	(3.8)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$2,090,334	$255.44	100.0%	$2,057,622	$241.97	100.0%	$32,712	1.6%	$13.47
Cost of goods	1,228,348	150.10	58.8%	1,259,830	148.15	61.2%	(31,482)	(2.5)%	1.95
Gross profit	861,986	105.33	41.2%	797,792	93.82	38.8%	64,194	8.0%	11.52
Advertising, promotional, and selling expenses	578,400	70.68	27.7%	606,994	71.38	29.5%	(28,594)	(4.7)%	(0.70)
General and administrative expenses	157,534	19.25	7.5%	133,624	15.71	6.5%	23,910	17.9%	3.54
Contract termination costs and other	5,379	0.66	0.3%	30,678	3.61	1.5%	(25,299)	(82.5)%	(2.95)
Impairment of intangible assets	27,100	3.31	1.3%	—	—	1.5%	27,100	100.0%	3.31
Impairment of brewery assets	2,782	0.34	0.1%	18,499	2.18	0.9%	(15,717)	(85.0)%	(1.84)
Total operating expenses	771,195	94.24	36.9%	789,795	92.88	38.4%	(18,600)	(2.4)%	1.36
Operating income	90,791	11.09	4.3%	7,997	0.94	0.4%	82,794	1035.3%	10.15
Other income (expense), net	645	0.08	0.0%	(1,088)	(0.13)	(0.1)%	1,733	(159.3)%	0.21
Income before income tax provision (benefit)	91,436	11.17	4.4%	6,909	0.81	0.3%	84,527	1223.4%	10.36
Income tax provision (benefit)	24,173	2.95	1.2%	(7,644)	(0.90)	(0.4)%	31,817	(416.2)%	3.85
Net income	$67,263	$8.22	3.2%	$14,553	$1.71	0.7%	$52,710	362.2%	$6.51

Introduction. Comparisons between fiscal year 2022 and 2021 results are impacted by the $196.4 million in direct and indirect pre-tax costs recorded in fiscal 2021 resulting from the 2021 slowdown in hard seltzer category growth. Those costs included inventory obsolescence related costs of $59.5 million, unfavorable absorption impacts at Company-owned breweries and downtime charges at third-party breweries of $38.8 million, contract termination costs, primarily for excess third-party contract production, of $30.7 million, increased materials sourcing and warehousing costs of $28.0 million, customer return provisions for out of code or damaged products of $19.7 million, equipment impairments of $12.7 million and other costs of $7.0 million. The total direct costs of $102.9 million and total indirect costs of $93.5 million, which combined total $196.4 million, were recorded in the fiscal year 2021 financial statements as a $16.1 million reduction in net revenue, $136.9 million increase in cost of goods sold, $30.7 million in contract termination fees, and $12.7 million in impairments of brewery assets.

Net revenue. Net revenue increased by $32.7 million, or 1.6%, to $2,090.3 million for the year ended December 31, 2022, as compared to $2,057.6 million for the year ended December 25, 2021, primarily as a result of price increases of $97.0 million partially offset by lower shipment volume of $58.9 million and higher returns of $10.1 million.

Volume. Total shipment volume of 8,183,000 barrels for the year ended December 31, 2022 decreased by 3.8% over 2021 levels of 8,504,000 barrels, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands. Shipment volume decreased 4.6% on a 52-week comparable basis.

Depletions of the Company’s products for the year ended December 31, 2022 decreased by approximately 5% compared to the prior year, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands. On a 52-week comparable basis, depletions decreased 6% from fiscal year 2021.

The Company believes distributor inventory as of December 31, 2022 averaged approximately five weeks on hand and was at an appropriate level for each of its brands.

Net Revenue per barrel. The net revenue per barrel increased by 5.6% to $255.44 per barrel for the year ended December 31, 2022, as compared to $241.97 per barrel for the year ended December 25, 2021, primarily due to price increases, partially offset by higher returns.

Cost of goods sold. Cost of goods sold was $150.10 per barrel for the year ended December 31, 2022, as compared to $148.15 per barrel for the year ended December 25, 2021. The 2022 increase in cost of goods sold of $1.95 or 1.32% per barrel was primarily due to current year inflationary impacts of $48.5 million, or $5.93 per barrel, higher per barrel brewery processing costs of $36.9 million, or $4.51 per barrel, higher inventory obsolescence costs of $25.1 million, or $3.07 per barrel, increased warehousing and pallet costs of $13.5 million, or $1.65 per barrel, partially offset by costs recorded in 2021 resulting from the slowdown of hard seltzer of $136.9 million, or $16.73 per barrel.

Inflationary impacts of $48.5 million consist primarily of increased costs of cans of $25.0 million, cardboard of $9.7 million, utilities of $3.0 million and sweetener ingredients of $2.2 million.

Supply chain constraints in package materials, primarily cans, have impacted production schedules and increased can costs, as a result of using a more expensive supplier. During fiscal 2022 and 2021, the additional can costs related to use of this more expensive supplier were $3.6 million and $22.4 million, respectively. These supply chain constraints in package materials did not otherwise have a material impact on the Company’s results of operations or capital resources.

Gross profit. Gross profit was $105.33 per barrel for the year ended December 31, 2022, as compared to $93.82 per barrel for the year ended December 25, 2021. Gross margin was 41.2% for the year ended December 31, 2022, as compared to 38.8% for the year ended December 25, 2021. The increase was primarily due to costs recorded in fiscal year 2021 resulting from the slowdown of hard seltzer category growth and full year 2022 increased pricing, which was partially offset by inflationary cost increases, primarily experienced in increased packaging, ingredient, and energy costs, as well as higher inventory obsolescence costs, unfavorable product mix, and higher returns.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses, decreased $28.6 million, or 4.7%, to $578.4 million for the year ended December 31, 2022, as compared to $607.0 million for the year ended December 25, 2021. The decrease was primarily due to a net decrease in brand investments of $51.2 million, mainly driven by lower media costs, partially offset by higher salaries and benefits costs of $16.5 million. Freight to distributors was flat as higher rates were offset by lower volumes.

Advertising, promotional and selling expenses were 27.7% of net revenue, or $70.68 per barrel, for the year ended December 31, 2022, as compared to 29.5% of net revenue, or $71.38 per barrel, for the year ended December 25, 2021. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $23.9 million, or 17.9%, to $157.5 million for the year ended December 31, 2022, as compared to $133.6 million for the comparable period in 2021. The increase was primarily due to increased salaries and benefits costs.

Impairment of intangible assets. Impairment of intangible assets reflects a $27.1 million non-cash impairment charge recorded for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2022. See further discussion in Note I to the Consolidated Financial Statements within Part II, Item 8 of this Form 10-K .

Impairment of brewery assets. Impairment of brewery assets decreased $15.7 million from the prior year, primarily due to the impairment of assets that were directly related to the Truly slowdown in 2021 that did not recur in 2022.

Income tax provision (benefit). The Company’s effective tax rate for full-year 2022 was a tax provision of 26.4% compared to a benefit of 110.7% in 2021. This change in rate was primarily due to the impact of changes in the tax benefit from stock option activity recorded in accordance with ASU 2016-09 and the impact of lower pretax income for the full-year 2021 compared to 2022. In full year 2022 and 2021, the Company recorded a tax benefit of $0.06 per diluted share and $0.85 per diluted share, respectively, resulting from stock activity recorded under ASU 2016-09.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash and cash equivalents and restricted cash increased to $180.6 million as of December 31, 2022 from $66.3 million as of December 25, 2021, reflecting cash provided by operating activities and proceeds from the exercise of stock options and sale of investment shares, partially offset by purchases of property, plant, and equipment and payments of tax withholdings on stock-based payment awards and investment shares.

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

Cash provided by operating activities for the year ended December 31, 2022 was $199.9 million and consisted of non-cash items of $142.4 million and net income of $67.3 million, partially offset by a net increase in operating assets and liabilities of $9.7 million. The prepaid expenses, income tax receivable, and other current assets decrease of $38.7 million is primarily driven by income tax refunds received during the second quarter of 2022. The third-party production prepayments decrease of $27.0 million is primarily due to expensing of these prepayments over the respective contract terms. The accrued expenses and other current liabilities decrease of $50.4 million is primarily due to a prior year wholesaler transaction payment and the payment of hard seltzer category slowdown specific accruals. The other assets increase of $14.0 million is primarily due to an increase in capitalized cloud computing implementation costs.

Cash provided by operating activities for the year ended December 25, 2021 was $56.3 million and primarily consisted of non-cash items of $111.6 million and net income of $14.5 million, partially offset by a net increase in operating assets and liabilities of $69.9 million. The increase in cash provided by operating activities for the year ended December 31, 2022 compared to the prior year is primarily due to higher net income, income tax refunds received, and decreases in third-party production prepayments.

The Company used $88.5 million in investing activities during the year ended December 31, 2022, as compared to $146.6 million during the year ended December 25, 2021. Investing activities during both periods primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash provided by financing activities was $2.8 million during the year ended December 31, 2022, as compared to $6.6 million used during the year ended December 25, 2021. The $9.4 million increase in cash provided by financing activities in 2022 from 2021 is primarily due to lower tax withholdings on stock-based payment awards and investment shares, partially offset by lower proceeds from exercises of stock options and sales of investment shares.

During the year ended December 31, 2022 the Company did not repurchase any shares of its Class A Common Stock. During the period from January 1, 2023 through February 17, 2023, the Company repurchased 29,007 shares of its Class A Common Stock for an aggregate purchase price of $10.3 million. As of February 17, 2023, the Company had repurchased a cumulative total of approximately 13.8 million shares of its Class A Common Stock for an aggregate purchase price of $851.0 million and had approximately $80.0 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 31, 2022 of $180.6 million, along with future operating cash flows, will be sufficient to fund future cash requirements. During the fourth quarter of 2022 the Company amended its $150.0 million credit facility agreement, which now has a term not scheduled to expire until December 16, 2027. Refer to Note L of the Notes to Consolidated Financial Statements for further details of the terms of the agreement. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

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

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $35.9 million, $62.6 million and $11.3 million in fiscal years 2022, 2021, and 2020, respectively.

Valuation of Property, Plant, and Equipment

The carrying value of property, plant, and equipment, net of accumulated depreciation, at December 31, 2022 was $667.9 million. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of assets classified as property, plant, and equipment included in operating expenses was $2.6 million, $18.5 million and $4.4 million in fiscal years 2022, 2021, and 2020, respectively.

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

The Company’s annual goodwill impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the Company’s goodwill was substantially greater than the carrying value and accordingly there was no impairment to record during fiscal 2022. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. The Dogfish Head trademark which was determined to have an indefinite useful life is not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value. The Company’s annual intangible asset impairment evaluation analysis conducted on September 1st (“the fiscal 2022 measurement date”) indicated that the fair value of the Company's Dogfish Head trademark intangible asset was less than the carrying value. Accordingly, an impairment charge of $27.1 million was recorded during the third quarter of fiscal 2022.

Significant judgement is required to estimate the fair value the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, and the after-tax royalty savings expected from ownership of the trademark. The assumptions and projections used in the estimate of fair value are consistent with recent trends and represent the projections used in the Company’s current strategic operating plans which include reductions in revenues from the Dogfish Head beer products which were partially offset with revenue growth from the new Dogfish Head canned cocktails products that were launched in 2021. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an additional impairment charge for the asset. The recognition of any resulting impairment charge could have a material adverse impact on the Company's financial statements.

The Company performed a sensitivity analysis on its significant assumptions used in the Dogfish Head trademark fair value calculation and determined the following:

•
A decrease in the annual forecasted revenue growth rate of 1.0% would result in a 5.9% decrease to the fair value of $71.4 million as of the fiscal 2022 measurement date.
•
A decrease in the discount rate of 1.5% would result in a 16.0% increase to the fair value of $71.4 million as of the fiscal 2022 measurement date, while an increase in the discount rate of 1.5% would result in a 12.2% decrease to the fair value of $71.4 million as of the fiscal 2022 measurement date.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2022 and December 25, 2021, the Company has deferred $6.8 million and $8.0 million, respectively, in revenue related to product shipped prior to these dates for which the criteria for recognition of revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of the product in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of the beer that has passed its expiration date for freshness when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves, however, the cost could differ materially from the estimated reserve which would impact revenue. Provisions for returns included as reductions to net revenue were $19.6 million, $9.5 million and $8.4 million in fiscal years 2022, 2021, and 2020, respectively. As of December 31, 2022 and December 25, 2021, the stale beer reserve was $5.6 million and $6.0 million, respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations, and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $95.9 million, $126.1 million and $85.0 million in fiscal year 2022, 2021, and 2020, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2022, 2021, and 2020 were $54.8 million, $72.7 million and $59.3 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company, however, the amounts could differ from the estimated allowance.

Customer incentives and other payments are made primarily to Distributors based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2022, 2021, and 2020 were $41.1 million, $53.4 million and $25.7 million, respectively. In fiscal 2022, 2021, and 2020, the Company recorded certain of these costs in the total amount of $29.9 million, $42.0 million, and $23.1 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $14.0 million, $18.6 million and $15.3 million in fiscal years 2022, 2021, and 2020, respectively.

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

The High End category and the Beyond Beer category within the United States are highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates competition among domestic craft brewers will remain strong, as the number of craft brewers continues to grow. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the High End category. As the market matures and the High End category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its over 400 Distributors nationwide and the Company’s sales force of over 500 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the High End Beer category.

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

The Company enters into hops purchase contracts, as described in Note N of the Notes to Consolidated Financial Statements, and makes purchases of other ingredients, equipment and machinery denominated in foreign currencies. The cost of these commitments changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on the applicable secured overnight financing rate ("SOFR") plus 1.1%, and therefore, subjects the Company to fluctuations in such rates. At December 31, 2022, the applicable SOFR was 4.3%. As of December 31, 2022, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency exchange rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $2.0 million as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Boston Beer Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the "Company") as of December 31, 2022 and December 25, 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Dogfish Head Trademark Intangible — Refer to Notes B, I, and O to the financial statements

Critical Audit Matter Description

The Company has an indefinite lived intangible asset consisting of the Dogfish Head Trademark (the “trademark”). The Company's evaluation of the trademark for impairment involves the comparison of the fair value to its' carrying value. Management estimates the fair value of the trademark annually on its elected assessment date which is September 1st of each fiscal year, or more often if impairment indicators are present, using the relief-from-royalty method, which is a discounted cash flow method. The determination of fair value requires management to make significant estimates and assumptions related to forecasted revenues, including growth rates, the royalty rate, and the discount rate used to estimate the fair value of the trademark asset. Changes in these assumptions could have a significant impact on the fair value of the trademark and the amount of any impairment charge. As of December 31, 2022, the carrying value of the trademark was $71.4 million. During the year ended December 31, 2022, the Company recognized an impairment charge of $27.1 million related to the trademark, since its fair value was lower than its carrying value.

We identified the valuation of the trademark as a critical audit matter because of the significant judgments and assumptions management makes in estimating the fair value of the trademark. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasted revenues, the selection of the royalty rate and the selection of the discount rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted revenues, the selected royalty rate, and the selected discount rate utilized in estimating the fair value of the trademark included the following, among others:

•
We tested the effectiveness of controls over management’s trademark impairment evaluation, including those over the determination of the fair value of the trademark, such as controls related to management’s forecasts of future revenue, and the selection of the royalty rate and the discount rate.

•
We evaluated management’s ability to accurately forecast revenues by comparing actual revenues to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing forecasted revenues to:

•
The Company’s business strategies and growth plans including consideration of the effects of new products;
•
Historical results and trends; and
•
Industry reports.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and management’s assumptions including the royalty rate and the discount rate by:

•
Testing the source information underlying the determination of the royalty rate, the discount rate, and the mathematical accuracy of the calculations.
•
Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2023

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

Revenue	$2,222,667	$2,196,650	$1,851,813
Less excise taxes	132,333	139,028	115,381
Net revenue	2,090,334	2,057,622	1,736,432
Cost of goods sold	1,228,348	1,259,830	921,980
Gross profit	861,986	797,792	814,452
Operating expenses:
Advertising, promotional, and selling expenses	578,400	606,994	447,568
General and administrative expenses	157,534	133,624	118,211
Contract termination costs and other	5,379	30,678	—
Impairment of intangible asset	27,100	—	—
Impairment of brewery assets	2,782	18,499	4,466
Total operating expenses	771,195	789,795	570,245
Operating income	90,791	7,997	244,207
Other income (expense):
Interest income (expense), net	2,561	(110)	(199)
Other (expense) income, net	(1,916)	(978)	222
Total other income (expense), net	645	(1,088)	23
Income before income tax provision (benefit)	91,436	6,909	244,230
Income tax provision (benefit)	24,173	(7,644)	52,270
Net income	$67,263	$14,553	$191,960
Net income per common share - basic	$5.46	$1.19	$15.73
Net income per common share - diluted	$5.44	$1.17	$15.53
Weighted-average number of common shares - basic	12,317	12,280	12,204
Weighted-average number of common shares - diluted	12,345	12,436	12,283
Net income	$67,263	$14,553	$191,960
Other comprehensive (loss) income:
Foreign currency translation adjustment	(269)	(32)	25
Defined benefit plans liability adjustment	253	90	1,392
Total other comprehensive (loss) income, net of tax	(16)	58	1,417
Comprehensive income	$67,247	$14,611	$193,377

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2022	December 25, 2021

Assets
Current Assets:
Cash and cash equivalents	$180,560	$26,853
Restricted cash	-	39,468
Accounts receivable	56,672	55,022
Inventories	148,450	149,118
Prepaid expenses and other current assets	27,461	21,462
Income tax receivable	10,126	53,418
Total current assets	423,269	345,341
Property, plant, and equipment, net	667,909	664,815
Operating right-of-use assets	43,768	52,774
Goodwill	112,529	112,529
Intangible assets	76,324	103,677
Third-party production prepayments	61,339	88,294
Other assets	35,635	19,354
Total assets	$1,420,773	$1,386,784
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$84,248	$85,920
Accrued expenses and other current liabilities	111,153	161,552
Current operating lease liabilities	8,866	7,634
Total current liabilities	204,267	255,106
Deferred income taxes, net	96,592	87,495
Non-current operating lease liabilities	45,274	53,849
Other liabilities	6,091	6,925
Total liabilities	352,224	403,375
Commitments and Contingencies (See Note N)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 10,238,009 and 10,183,801 issued and outstanding as of December 31, 2022 and December 25, 2021, respectively	102	102
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at December 31, 2022 and December 25, 2021	21	21
Additional paid-in capital	629,515	611,622
Accumulated other comprehensive loss	(210)	(194)
Retained earnings	439,121	371,858
Total stockholders' equity	1,068,549	983,409
Total liabilities and stockholders' equity	$1,420,773	$1,386,784

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

(in thousands)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2019	9,371	$94	2,673	$27	$571,784	$(1,669)	$165,400	$735,636
Net income							191,960	191,960
Stock options exercised and restricted shares activities	139	1			12,671			12,672
Stock-based compensation expense					15,282			15,282
Conversion from Class B to Class A	495	5	(495)	(5)				-
Defined benefit plans liability adjustment, net of tax of $467						1,392		1,392
Foreign currency translation adjustment						25		25
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967

Net income							14,553	14,553
Stock options exercised and restricted shares activities	69	1			(6,730)			(6,729)
Stock-based compensation expense					18,615			18,615
Conversion from Class B to Class A	110	1	(110)	(1)				-
Defined benefit plans liability adjustment, net of tax of $20						90		90
Impact of ASU 2019-12							(55)	(55)
Foreign currency translation adjustment						(32)		(32)
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409

Net income							67,263	67,263
Stock options exercised and restricted shares activities	54	—			3,905			3,905
Stock-based compensation expense					13,988			13,988
Defined benefit plans liability adjustment, net of tax of $95						253		253
Foreign currency translation adjustment						(269)		(269)
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Cash flows provided by operating activities:
Net income	$67,263	$14,553	$191,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,356	72,096	65,657
Impairment of intangible asset	27,100	—	—
Impairment of brewery assets	2,782	18,499	4,466
Gain on sale of property, plant, and equipment	(237)	(217)	(639)
Change in right-of-use assets	7,972	8,018	7,355
Other non-cash expense (income)	326	(182)	488
Stock-based compensation expense	13,988	18,615	15,282
Deferred income taxes	9,097	(5,225)	17,655
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	23,071	(24,014)
Inventories	131	(21,224)	(24,463)
Prepaid expenses, income tax receivable, and other current assets	38,652	(49,073)	(9,531)
Third-party production prepayments	26,955	(16,635)	(53,851)
Other assets	(14,031)	(5,699)	(351)
Accounts payable	(2,219)	(27,361)	40,771
Accrued expenses and other current liabilities	(50,358)	38,894	24,469
Change in operating lease liabilities	(6,516)	(8,229)	(3,786)
Other liabilities	(274)	(3,604)	1,939
Net cash provided by operating activities	199,945	56,297	253,407
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(90,582)	(147,919)	(139,996)
Proceeds from sale of property, plant, and equipment	2,076	1,157	487
Other investing activities	—	145	392
Net cash used in investing activities	(88,506)	(146,617)	(139,117)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and sale of investment shares	7,946	10,465	15,274
Net cash paid on note payable and finance leases	(1,672)	(1,570)	(1,260)
Cash borrowed on line of credit	30,000	—	100,000
Cash paid on line of credit	(30,000)	—	(100,000)
Payment of tax withholding on stock-based payment awards and investment shares	(3,474)	(15,536)	(1,692)
Net cash provided by (used in) financing activities	2,800	(6,641)	12,322
Change in cash and cash equivalents	114,239	(96,961)	126,612
Cash and cash equivalents and restricted cash at beginning of period	66,321	163,282	36,670
Cash and cash equivalents and restricted cash at end of period	$180,560	$66,321	$163,282
Supplemental disclosure of cash flow information:
Income taxes paid	$16,980	$53,889	$36,032
Income taxes refunded	$45,124	$12,668	$60
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$8,510	$10,495	$6,194
Operating cash flows for finance leases	$71	$121	$143
Financing cash flows for finance leases	$1,598	$1,499	$1,192
Right-of-use-assets obtained in exchange for operating lease obligations	$(827)	$2,309	$12,081
Right-of-use-assets obtained in exchange for finance lease obligations	$-	$472	$2,689
Change in purchase of property, plant and equipment in accounts payable and accrued expenses	$1,045	$15,824	$9,387
Supplemental disclosure of cash, cash equivalents and restricted cash
	As of
	December 31, 2022	December 25, 2021	December 26, 2020
Cash and cash equivalents	$180,560	$26,853	$163,282
Restricted cash	—	39,468	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$180,560	$66,321	$163,282

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trademarks “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", and "Truly Distilling Co.".

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three-week period ending on the last Saturday in December. The 2022 fiscal year consisted of fifty-three weeks, while the 2021 and 2020 fiscal years both consisted of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information, and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which the Company believes involve the most significant application of judgment or involve complex estimations are inventories and associated reserves, revenue reserves, assumptions surrounding the recoverability of long-lived assets, share-based compensation valuations, and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2022 and December 25, 2021 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

There was no restricted cash balance at December 31, 2022. At December 25, 2021 restricted cash included money received from a distributor pursuant to an indemnification agreement to consolidate distribution rights in a region in accordance with state regulations. Restricted cash is carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2022 and December 25, 2021 are adequate, but actual write-offs could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, restricted cash, and trade receivables. The Company places its cash equivalents and restricted cash with high credit quality financial institutions. As of December 31, 2022, the Company’s cash and cash equivalents were invested in investment-grade, highly liquid U.S. government agency corporate money market accounts.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2022, 2021, and 2020, sales to foreign Distributors were approximately 4% of total sales. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 31, 2022 or December 25, 2021 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues in fiscal years 2022, 2021, or 2020.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 31, 2022 and December 25, 2021 consisted of cash equivalents, restricted cash, accounts receivable, and accounts payable. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, restricted cash, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw and packaging materials, work in process and finished goods. Raw materials, which principally consist of hops, malt, fruit juices, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products. Inventory on hand totaled $161.6 million at December 31, 2022.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $35.9 million, $62.6 million, and $11.3 million in fiscal years 2022, 2021, and 2020 respectively.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years

Office equipment and furniture	3 to 7 years

Machinery and plant equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Building and building improvements	12 to 20 years, or the remaining useful life of the building, whichever is shorter

For purposes of determining whether there are any impairment losses on brewery assets, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of brewery assets classified as property, plant, and equipment included in operating expenses was $2.6 million, $18.5 million and $4.4 million in fiscal years 2022, 2021, and 2020, respectively.

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

Segment Reporting

The Company consists of one operating segment that produces and sells alcohol beverages under various brands. All brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points, with similar profit margins, and through the same channels of distribution.

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

Significant judgement is required to estimate the fair value the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, the tax rate and other factors. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, competitive activities, as well as the impact the COVID-19 pandemic has had on the Company's Dogfish Head trademarked products. The assumptions and projections used in the estimate of fair value are consistent with those used in current operating plans and the Company believes they are reasonable.

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

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third-party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 31, 2022, the Company decreased its liability for refundable deposits, gross property, plant, and equipment and related accumulated depreciation by $0.4 million, $1.0 million and $1.0 million, respectively. For the year ended December 25, 2021, the Company decreased its liability for refundable deposits, gross property, plant, and equipment and related accumulated depreciation by $0.5 million, $0.9 million and $0.9 million, respectively. As of December 31, 2022, and December 25, 2021, the Company’s balance sheet includes $13.0 million and $13.4 million, respectively, in refundable deposits on kegs and pallets and $1.0 million and $0.2 million, respectively, in kegs, net of accumulated depreciation.

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

The calculation of the Company’s uncertain tax positions involves dealing with uncertainties in the application of tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards as defined in ASC Topic 740, Income Taxes.

Revenue Recognition and Classification of Customer Programs and Incentives

During fiscal years 2022, 2021, and 2020 approximately 95% of the Company’s revenue was from shipments of its products to domestic Distributors and 4% from shipments to international Distributors, primarily located in Canada. Approximately 1% of the Company’s revenue is from retail beer, cider, food and merchandise sales at the Company’s retail locations.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2022, and December 25, 2021, the Company had deferred revenue of $6.8 million and $8.0 million, respectively, related to product shipped prior to these dates for which the criteria to recognize revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys stale beer that is returned by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 31, 2022, and December 25, 2021, the stale beer reserve was $5.6 million and $6.0 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Provision for stale beer recorded as reductions to revenue totaled $19.6 million, $9.5 million, and $8.4 million in fiscal years 2022, 2021, and 2020 respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $95.9 million, $126.1 million and $85.0 million in fiscal years 2022, 2021, and 2020, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2022, 2021, and 2020 were $54.8 million, $72.7 million and $59.3 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2022, 2021, and 2020 were $41.1 million, $53.4 million and $25.7 million, respectively. In fiscal years 2022, 2021, and 2020, the Company recorded certain of these costs in the total amount of $29.9 million, $42.0 million and $23.1. million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

Cost of Goods Sold

The following expenses are included in cost of goods sold in the accompanying consolidated statements of comprehensive income: raw material costs, packaging material costs, costs and income related to deposit activity, purchasing and receiving costs, manufacturing labor and overhead, brewing and processing costs, inspection costs relating to quality control, inbound freight charges, depreciation expense related to manufacturing equipment and warehousing costs, which include rent, labor and overhead costs.

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $165.5 million, $166.6 million, and $97.6 million in fiscal years 2022, 2021, and 2020, respectively.

Advertising, Promotional, and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising and production costs, sales and brand related expenses, sales and brand salary and benefit expenses, stock compensation, meals, travel and entertainment expenses, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $226.7 million, $291.3 million, and $211.2 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2022, 2021, and 2020, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $14.0 million, $18.6 million and $15.3 million in fiscal years 2022, 2021, and 2020, respectively.

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

C. Slowdown of the Hard Seltzer Market Impact

The decline in volume trends for hard seltzer products has negatively impacted the Company's volume of depletions and shipments, as well as its projections for the future. The decline in volume trends resulted in several supply chain related costs recorded during the second half of fiscal 2021, described in further detail below, and also continued to negatively impact the Company’s financial results during fiscal 2022.

During the year ended December 25, 2021, the Company recorded Truly hard seltzer related excess and obsolete inventory reserves and other inventory related costs totaling $59.5 million related specifically to a decline in future volume projections, inclusive of estimated destruction costs of $6.1 million. These reserves were recorded for Truly finished goods inventory, Truly packaging, Truly flavorings and other raw materials that were not projected to be used or would expire prior to being shipped or being used in production. The actual inventory write-offs were not materially different than those estimates. The inventory related reserves were recorded within cost of goods sold.

Due to the volume slowdown, the Company determined that some of its third-party production agreements were not needed. Several of these agreements included guaranteed payments and payments for capital expenditures incurred by the third-parties that the Company was still obligated to pay. During the year ended December 25, 2021, the Company recorded contract termination costs totaling $14.8 million, which were recorded within contract termination costs and other, to terminate certain third-party production agreements. Additionally, the Company wrote off $9.5 million of amounts prepaid pursuant to a third-party production agreement that the Company has no future plans to utilize.

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

During the year ended December 31, 2022, the Company recorded an additional $4.8 million of contract termination costs relating to the 2022 termination of a third-party production contract that the Company determined was no longer necessary due to the slowdown of the hard seltzer market. The Company also incurred additional provisions for excess and obsolete inventories and higher brewery processing costs related to the continued further slowdown of the hard seltzer market during fiscal 2022.

The Company does expect to incur shortfall fees at certain of its ongoing third-party production facilities. These shortfall fees are explained in greater detail within Note J of these financial statements.

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

E. Inventories

Inventories consist of raw materials, work in process and finished goods which are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. Raw materials principally consist of hops, malt, flavorings, fruit juices, other brewing materials and packaging. The Company’s goal is to maintain on hand a supply of at least one year for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	December 31, 2022	December 25, 2021
	(in thousands)
Current inventory:
Raw materials	$81,225	$78,545
Work in process	20,374	17,764
Finished goods	46,851	52,809
Total current inventory	148,450	149,118
Long term inventory	13,192	12,655
Total inventory	$161,642	$161,773

As of December 31, 2022 and December 25, 2021, the Company has recorded inventory obsolescence reserves of $22.0 million and $43.1 million, respectively.

F. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	December 25, 2021
	(in thousands)
Prepaid advertising, promotional and selling costs	$8,878	$11,193
Prepaid taxes	6,753	518
Prepaid software and consulting fees	4,549	4,698
Prepaid insurance	3,497	3,569
Other	3,784	1,484
Total prepaid expenses and other current assets	$27,461	$21,462

G. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31, 2022	December 25, 2021
	(in thousands)
Machinery and plant equipment	$760,895	$729,251
Building and building improvements	237,561	207,565
Leasehold improvements	75,260	70,422
Kegs	58,492	59,794
Office equipment and furniture	36,935	30,085
Land	25,777	25,668
Assets under construction	41,323	35,619
Property, plant, and equipment, gross	1,236,243	1,158,404
Less accumulated depreciation	(568,334)	(493,589)
Property, plant, and equipment, net	$667,909	$664,815

The Company recorded depreciation expense related to these assets of $81.1 million, $71.8 million, and $65.4 million, in fiscal years 2022, 2021, and 2020, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During fiscal years 2022, 2021, and 2020, the Company recorded impairment charges on brewery assets classified as property, plant, and equipment of $2.6 million, $18.5 million, and $4.4 million, respectively. The increase in impairment charges during fiscal year 2021 relates to write-downs of equipment related to the slowdown of the hard seltzer category.

H. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2034. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Total right-of-use ("ROU") assets and lease liabilities were as follows:

	Classification	Leases
		December 31, 2022	December 25, 2021
		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$43,768	$52,774
Finance lease assets	Property, plant, and equipment, net	1,424	3,014
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	8,866	7,634
Finance lease liabilities	Accrued expenses and other current liabilities	935	1,598
Non-current
Operating lease liabilities	Non-current operating lease liabilities	45,274	53,849
Finance lease liabilities	Other liabilities	524	1,459

The gross value and accumulated depreciation of ROU assets related to finance leases were as follows:

	Finance Leases
	December 31, 2022	December 25, 2021
	(in thousands)
Gross value	$5,998	$5,998
Accumulated amortization	(4,574)	(2,984)
Carrying value	$1,424	$3,014

Components of lease cost for the fiscal year-ended are as follows:

	Fiscal years ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(in thousands)
Operating lease cost:
Amortization of right-of-use assets	$9,978	$10,283	$9,764
Variable lease costs not included in liability	702	1,132	1,643
Total operating lease cost	$10,680	$11,415	$11,407
Finance lease cost:
Amortization of right-of-use assets	$1,590	$1,493	$1,185
Interest on lease liabilities	71	121	143
Total finance lease cost	$1,661	$1,614	$1,328

Additionally, during 2022, the Company recorded impairment charges on right-of use assets of $0.2 million, included within impairment of brewery assets within the Company's consolidated statements of comprehensive income.

Maturities of lease liabilities as of December 31, 2022 are as follows:

	Operating	Finance	Weighted- Average Remaining Term in Years
	Leases	Leases	Operating Leases	Finance Leases
		(in thousands)
2023	$10,582	$960
2024	10,529	362
2025	7,102	104
2026	6,671	56
2027	6,122	8
Thereafter	20,785	—
Total lease payments	61,791	1,490
Less imputed interest (based on 3.4% weighted-average discount rate)	(7,651)	(31)
Present value of lease liabilities	$54,140	$1,459	9.3	5.9

I. Goodwill and Intangible Assets

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

The Company's annual impairment testing date is September 1st of each fiscal year. During fiscal 2022, the Company evaluated the continuing negative trends of the Dogfish Head brand, including slower growth rates resulting from increased competition and updated its long-term financial forecasts for the Dogfish Head brand. These updated forecasts for the brand included reductions in revenues from the continuing negative trends in the brands’ beer products and the overall slowing craft beer industry sector which were partially offset by increases in revenues from the brands’ emerging canned cocktail products. As a result of performing this assessment, the Dogfish Head trademark asset with a carrying value of $98.5 million was written down to its estimated fair value of $71.4 million, resulting in an impairment of $27.1 million which was recorded during the third quarter of 2022.

The Company’s intangible assets as of December 31, 2022 and December 25, 2021 were as follows:

		As of December 31, 2022			As of December 25, 2021
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(886)	$2,914	$3,800	$(633)	$3,167
Trademarks	Indefinite	73,410	—	73,410	100,510	—	100,510
Total intangible assets		$77,210	$(886)	$76,324	$104,310	$(633)	$103,677

Amortization expense was approximately $253,000 in fiscal 2022, 2021, and 2020. The Company expects to record amortization expense as follows over the five subsequent years:

Fiscal Year	Amount (in thousands)
2023	$253
2024	253
2025	253
2026	253
2027	253
Thereafter	1,649
Total amortization to be recorded	$2,914

J. Third-Party Production Prepayments

For fiscal years 2022, 2021, and 2020 the Company brewed and packaged approximately 65%, 56%, and 65%, respectively, of its volume at Company-owned breweries. The Company brewed and packaged approximately 26%, 32% and 33% of its volume across various City Brewing Company, LLC locations for fiscal 2022, 2021, and 2020, respectively. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

During fiscal 2021, as a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities. The Company terminated relationships with some of its third-party production suppliers and recorded $19.6 million of costs related to terminating these contracts. In addition, the Company wrote off $9.5 million of amounts prepaid pursuant to a third-party production agreement that the Company has no future plans to utilize. During fiscal 2022, the Company recorded an additional $4.8 million of contract termination costs relating to the termination of a third-party production contract related to the slowdown of the hard seltzer market. Refer to Note C of these consolidated financial statements for further details.

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

Total third-party production prepayments were $61.3 million and $88.3 million as of December 31, 2022 and December 25, 2021, respectively. The Company will expense the total prepaid amount of $61.3 million as of December 31, 2022, all of which relates to the master transaction agreement described above and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2022, the Company recorded $3.0 million shortfall fees. As of December 31, 2022, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $127 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections, the Company anticipates that it will recognize approximately $72 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
2023	$19
2024	17
2025	15
2026	7
2027	7
Thereafter	7
Total shortfall fees expected to be incurred	$72

K. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 25, 2021
	(in thousands)
Coworker wages, benefits, and reimbursements	$31,449	$21,476
Advertising, promotional, and selling expenses	18,915	25,867
Accrued inventory and production related costs	17,986	18,587
Accrued deposits	13,090	13,521
Accrued taxes	7,229	7,340
Deferred revenue	6,840	8,049
Accrued returns	5,580	6,045
Liability for wholesaler transaction (see Note D)	—	39,468
Other accrued liabilities	10,064	21,199
Total accrued expenses and other current liabilities	$111,153	$161,552

L. Revolving Line of Credit

During the fourth quarter of 2022, the Company amended its $150.0 million credit facility agreement, which now has a term not scheduled to expire until December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. At December 31, 2022, the applicable SOFR was 4.3%. The Company incurs an annual commitment fee of 0.2% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation, and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 2,331.0 as of December 31, 2022, compared to a minimum allowable ratio of 2.0 and the Company’s total funded debt to EBITDA ratio was 0.0 as of December 31, 2022, compared to a maximum allowable ratio of 2.5. During the year ended December 31, 2022, the Company borrowed and repaid $30.0 million on the credit facility and paid a total of approximately $18,000 in related interest. There were no borrowings, repayments, or interest payments during 2021. During the year ended December 26, 2020, the Company borrowed and repaid $100.0 million on the credit facility and paid a total of $0.2 million in related interest. There were no borrowings outstanding under the credit facility as of December 31, 2022.

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

M. Income Taxes

Significant components of the income tax provision (benefit) are as follows:

	2022	2021	2020
	(in thousands)
Current:
Federal	$10,453	$(4,473)	$25,115
State	4,683	2,078	9,455
Total current	15,136	(2,395)	34,570
Deferred:
Federal	8,196	(2,762)	16,363
State	841	(2,487)	1,337
Total deferred	9,037	(5,249)	17,700
Total income tax provision (benefit)	$24,173	$(7,644)	$52,270

The reconciliations to statutory rates are as follows:

	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	11.0	4.4
Deduction relating to excess stock-based compensation	(0.9)	(153.8)	(4.3)
Non-deductible meals & entertainment	0.6	5.6	0.2
Change in unrecognized tax benefits (including interest and penalty)	—	(8.7)	—
Federal and state provision to return	(0.2)	(7.1)	(0.1)
Change in valuation allowance	1.2	21.9	0.1
Other	0.6	(0.6)	0.1
	26.4%	(110.7)%	21.4%

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31, 2022	December 25, 2021
	(in thousands)
Deferred tax assets:
Lease liabilities	$13,994	$16,236
Inventory reserves	8,595	14,343
Stock-based compensation expense	7,441	6,713
Loss carryforwards	968	3,859
Accrued expenses	4,609	3,449
Accrued commitments for inventory at vendor locations	1,799	2,607
Tax credit carryforwards	813	1,874
Accrued destruction costs	—	1,538
Other	1,833	2,703
Total deferred tax assets	40,052	53,322
Valuation allowance	(4,600)	(3,341)
Total deferred tax assets, net of valuation allowance	35,452	49,981
Deferred tax liabilities:
Property, plant, and equipment	(103,561)	(102,696)
Right-of-use assets	(11,375)	(14,035)
Intangible assets amortization	(10,373)	(15,024)
Prepaid expenses	(6,735)	(5,721)
Total deferred tax liabilities	(132,044)	(137,476)
Net deferred tax liabilities	$(96,592)	$(87,495)

The Company’s policy is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0 in each of the fiscal years 2022, 2021, and 2020. Accrued interest and penalties amounted to $0.2 million at December 31, 2022 and December 25, 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
	(in thousands)
Balance at beginning of period	$232	$812
Increases related to current period tax positions	41	59
(Decreases) increases related to prior period tax positions	(30)	36
Decreases related to lapse of statute of limitations	—	(675)
Balance at end of period	$243	$232

Included in the balance of unrecognized tax benefits at December 31, 2022 and December 25, 2021 are potential net benefits of $0.2 million and $0.2 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

As of December 31, 2022, the Company’s 2019, 2020, and 2021 federal income tax returns remain subject to examination by IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits. The Company is not currently under any income tax audits as of December 31, 2022.

As of December 31, 2022, the Company’s deferred tax assets include a valuation allowance of $4.6 million, compared to $3.3 million at December 25, 2021. The valuation allowance as of December 31, 2022 and December 25, 2021 were primarily related to stock-based compensation expected by management to be non-deductible under Internal Revenue Code, Section 162(m). The net increase in total valuation allowance was $1.3 million from December 25, 2021 to December 31, 2022, compared to a net increase of $1.3 million from December 26, 2020 to December 25, 2021.

N. Commitments and Contingencies

Contractual Obligations

As of December 31, 2022, projected cash outflows under non-cancellable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Ingredients and packaging (excluding hops and malt)	$136,129	$136,129	$—	$—	$—	$—	$—
Brand support	72,826	47,998	11,460	9,431	3,937	—	—
Hops and malt	43,468	33,572	5,451	2,419	2,026	—	—
Equipment and machinery	32,354	32,354	—	—	—	—	—
Other	18,831	10,704	5,390	2,737	—	—	—
Total contractual obligations	$303,608	$260,757	$22,301	$14,587	$5,963	$—	$—

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

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2025 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 31, 2022 totaled $15.7 million, based on the exchange rates on that date.

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

Currently, the Company has entered into contracts for barley and wheat used in the Company’s malt with four major suppliers. The contracts cover the Company’s barley, wheat, and malt requirements for 2023 and extend through crop year 2023. These purchase commitments outstanding at December 31, 2022 totaled $27.7 million.

The Company anticipates paying shortfall fees at certain of its third-party production locations in future periods. See Note J for further discussion of the Company's third-party production arrangements and the anticipated shortfall fees. The anticipated shortfall fees are not included in the contractual obligations above.

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

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the

Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company’s motion to dismiss the plaintiff’s complaint in the previously reported class action alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was granted by the Court on December 5, 2022. The plaintiff filed a notice of appeal on January 5, 2023 and the plaintiff’s opening brief is due April 11, 2023. The Company’s response will be due on July 11, 2023. The Company intends to continue to vigorously defend against these claims. Any ultimate outcome of this matter will depend on the nature and outcome of plaintiff’s appeal and estimating a range of potential loss, should the plaintiff’s appeal be granted, is not possible at this time.

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. Ardagh and the Company have agreed to engage in mediation and to stay the legal proceedings by a period of 60 days to permit the mediation to proceed. A range of potential loss cannot be estimated at this time.

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

At December 31, 2022 and December 25, 2021, the Company had funds invested in a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 31, 2022 and December 25, 2021, the Company’s cash and cash equivalents balance was $180.6 million and $26.9 million, respectively, including money market funds amounting to $174.2 million and $5.8 million, respectively.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over three to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal years 2022, 2021, and 2020, the Company granted options to purchase 17,114 shares, 18,998 shares, 21,992 shares, respectively, of its Class A Common Stock to employees at market value on the grant dates. All of the total 2022 stock option grants were performance-based.

During fiscal years 2022, 2021, and 2020, the Company granted 32,744 shares, 12,867 shares, and 33,403 shares, respectively, of restricted stock units to certain senior managers and key employees. All of the 2022 restricted stock unit grants are service-based and vest ratably over service periods of three to five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal years 2022, 2021, and 2020, employees elected to purchase an aggregate of 10,845 investment shares, 4,954 investment shares, and 9,127 investment shares, respectively.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 1.0 million shares were available for grant as of December 31, 2022. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases.

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

Non-Employee Director Options

The Company has a stock option plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted an option to purchase shares of the Company’s Class A Common Stock upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. During fiscal years 2022, 2021, and 2020 the Company granted options to purchase an aggregate of 3,810 shares, 1,422 shares, and 4,410 shares of the Company’s Class A Common Stock to non-employee directors, respectively.

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 31, 2022. Shares under any cancelled non-employee directors’ stock options or options that expire unexercised are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2021	221,354	$310.38
Granted	20,924	378.55
Exercised	(30,164)	188.46
Cancelled/Forfeited	(7,869)	339.25
Outstanding at December 31, 2022	204,245	$334.26	5.25	$15,378
Exercisable at December 31, 2022	118,829	$251.08	4.46	$11,561
Vested and expected to vest at December 31, 2022	174,154	$319.56	4.83	$14,653

Of the total options outstanding at December 31, 2022, 17,114 shares were performance-based options for which the performance criteria had yet to be achieved and 7,147 shares were performance-based options for which the performance criteria had been met but yet to be approved for vesting by the Board of Directors.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

	2022	2021	2020
Expected volatility	38.0%	36.1%	32.6%
Risk-free interest rate	2.11%	1.45%	1.09%
Expected dividends	0%	0%	0%
Exercise factor	3.0 times	2.6 times	2.1 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

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

The total fair value of options vested during fiscal years 2022, 2021, and 2020 was $6.6 million, $6.3 million, and $4.8 million, respectively. The aggregate intrinsic value of stock options exercised during fiscal years 2022, 2021, and 2020 was $6.9 million, $28.9 million, and $45.9 million, respectively.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 25, 2021	88,848	$401.70
Granted	43,589	346.09
Vested	(32,476)	292.27
Forfeited	(8,750)	504.81
Non-vested at December 31, 2022	91,211	$423.60

The fair value of restricted stock awards is based on the Company’s traded stock price on the date of the grants. Fair value of investment shares is calculated using the trinomial option-pricing model.

32,476 shares vested in 2022 with a weighted average fair value of $292.27, 42,038 shares vested in 2021 with a weighted average fair value of $227.40, and 45,860 shares vested in 2020 with a weighted average fair value of $214.23.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2022	2021	2020
	(in thousands)
Amounts included in advertising, promotional, and selling expenses	$5,184	$5,612	$4,467
Amounts included in general and administrative expenses	8,804	13,003	10,815
Total stock-based compensation expense	$13,988	$18,615	$15,282
Amounts related to performance-based stock awards included in total stock-based compensation expense	$1,524	$3,384	$2,771

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met.

The Company recognizes compensation expense, less estimated forfeitures. The estimated forfeiture rate was 19.0%, 13.0%, and 13.0% for 2022, 2021, and 2020, respectively. The estimated forfeiture rate is based upon historical experience and the Company periodically reviews this rate to ensure proper projection of future forfeitures.

Based on equity awards outstanding as of December 31, 2022, there is $23.7 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.0 years.

Stock Repurchase Program

In 1998, the Board of Directors authorized management to implement a stock repurchase program. As of December 31, 2022, the Company has repurchased a cumulative total of approximately 13.8 million. There were no stock repurchases during fiscal years 2022, 2021, or 2020.

Q. Employee Retirement Plans and Post-Retirement Medical Benefits

The Company’s workforce comprises mostly of non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, or Angry Orchard Cider Company, LLC. As of December 31, 2022, the Company had three unions at its Cincinnati Brewery: Local 1, Local 20, and Teamsters Local Union. No. 1199 (“Local Union 1199”). The Company has different retirement and post-retirement plans available to each group of employees. The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”) covers most non-union employees and all members of Local Union 1199. The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) covers members of Local 1 and Local 20. The Company additionally provides a supplement to eligible retirees from Local 1, Local

20, and Local Union 1199 to assist with the cost of Medicare gap coverage after their retirement on account of age or permanent disability (collectively, the “Retiree Medical Plan”). The Company previously offered a pension plan (the “Local 1199 Pension Plan”) to members of Local Union 1199 until the plan was terminated effective January 1, 2020.

Boston Beer 401(k) Plan

The Boston Beer 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution. Most non-union employees and all members of the Local 1199 union are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 5% of compensation is taken into account in determining the amount of the match. In January 2020, the Company amended the Boston Beer 401(k) Plan to update the Company match as follows: 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the next 2% of the eligible compensation participants contribute. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $7.6 million, $7.4 million, and $6.4 million in fiscal years 2022, 2021, and 2020, respectively.

SACB 401(k) Plan

The “SACB 401(k) Plan”, which was established by the Company in 1997, is a Company-sponsored defined contribution plan. It is available to all members of Local 1 and Local 20 upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal years 2022, 2021, and 2020 were insignificant.

Retiree Medical Plan

To qualify for this benefit, an eligible employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery as a part of one of its three unions, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement, and, in the case of retirees from Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.22% at December 31, 2022 and 2.86% at December 25, 2021 and a 2.50% health care cost increase based on the Cincinnati Consumer Price Index for the years 2022 and 2021. The effect of a 1% increase and the effect of a 1% decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Retiree Medical Plan is as follows:

	Retiree Medical Plan
	December 31, 2022	December 25, 2021

Benefit obligation at end of period	$757	$1,040
Unfunded Status	$757	$1,040

Local 1199 Pension Plan

The Local 1199 Pension Plan was a Company-sponsored defined benefit pension plan. It was established in 1991 and was open to all union employees who are covered by the Company’s collective bargaining agreement with Local Union 1199, or persons on leave from the Company who were employed by Local Union 1199, and in either case who had completed 12 consecutive months of employment with at least 750 hours worked. The defined benefit was determined based on years of service since July 1991. On April 21, 2019, the Company reached an agreement with the Local Union 1199 to terminate the

Local Union No. 1199 Pension Plan effective January 1, 2020 through either lump sum payments or the purchase of third-party annuities. On May 28, 2020, the Company received a positive determination letter for the termination of the plan from the IRS. During 2020, the Company completed the termination of the plan and recorded an expense of $2.0 million as a result of the termination. The Company made contributions of $2.9 million and $0.3 million in fiscal years 2020 and 2019, respectively. As of December 26, 2020, there was no unfunded projected pension benefit.

R. Net Income per Share

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 31,	December 25,	December 26,
	2022	2021	2020
	(in thousands, except per share data)
Net Income	$67,263	$14,553	$191,960
Allocation of net income for basic:
Class A Common Stock	$55,812	$11,995	$153,106
Class B Common Stock	11,293	2,506	37,690
Unvested participating shares	158	52	1,164
	$67,263	$14,553	$191,960
Weighted average number of shares for basic:
Class A Common Stock	10,221	10,121	9,734
Class B Common Stock*	2,068	2,115	2,396
Unvested participating shares	28	44	74
	12,317	12,280	12,204
Net income per share for basic:
Class A Common Stock	$5.46	$1.19	$15.73
Class B Common Stock	$5.46	$1.19	$15.73

*Changes in Class B Common Stock resulted from the conversion to Class A Common stock during fiscal 2022, 2021, and 2020 as disclosed in the Company's consolidated statements of stockholders' equity.

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock:

	Fifty-three weeks ended December 31, 2022
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$55,812	10,221	$5.46
Add: effect of dilutive potential common shares
Share-based awards	—	56
Class B Common Stock	11,293	2,068
Net effect of unvested participating shares	1	—
Net income per common share - diluted	$67,106	$12,345	$5.44

	Fifty-two weeks ended December 25, 2021
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$11,995	10,121	$1.19
Add: effect of dilutive potential common shares
Share-based awards	—	138
Class B Common Stock	2,506	2,115
Net effect of unvested participating shares	52	62
Net income per common share - diluted	$14,553	12,436	$1.17

	Fifty-two weeks ended December 26, 2020
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$153,106	9,734	$15.73
Add: effect of dilutive potential common shares
Share-based awards	—	153
Class B Common Stock	37,690	2,396
Net effect of unvested participating shares	14	—
Net income per common share - diluted	$190,810	12,283	$15.53

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $5.46, $1.19, and $15.73 for the fiscal years 2022, 2021, and 2020, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase approximately 17,000 shares of Class A Common Stock were outstanding during fiscal 2022 and 2021 but not included in computing diluted income per share because their effects were anti-dilutive. No stock options were excluded during fiscal 2020. Additionally, approximately 1,000 performance awards during fiscal 2022 and fiscal 2021 were outstanding but not included in computing dilutive income per share because the performance criteria of these stock options were not met at the respective fiscal year ends. No performance awards or performance-based stock options were excluded during fiscal 2020.

S. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect, and cumulative currency translation adjustments. Changes in accumulated other comprehensive loss represent actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs and currency translation adjustments due to tax rate changes in the period. The following table details the changes in accumulated other comprehensive loss for 2022, 2021, and 2020 (in thousands):

Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(1,669)
Deferred pension and other post-retirement benefit costs, net of tax benefit of $502	1,611
Amortization of Deferred benefit costs, net of taxes of $35	(219)
Currency translation adjustment	25
Balance at December 26, 2020	$(252)
Amortization of Deferred benefit costs, net of taxes of $20	90
Currency translation adjustment	(32)
Balance at December 25, 2021	(194)
Amortization of Deferred benefit costs, net of taxes of $95	253
Currency translation adjustment	(269)
Balance at December 31, 2022	$(210)

T. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2022	$353	$326	$(261)	$418
2021	$535	$182	$(364)	$353
2020	$47	$488	$—	$535

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery) *	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2022	$11,221	$54,825	$(57,867)	$8,179
2021	$9,357	$72,680	$(70,816)	$11,221
2020	$6,272	$59,279	$(56,194)	$9,357

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2022	$43,055	$35,867	$(56,946)	$21,976
2021	$6,331	$62,616	$(25,892)	$43,055
2020	$6,375	$11,248	$(11,292)	$6,331

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2022	$6,045	$19,589	$(20,054)	$5,580
2021	$3,092	$9,537	$(6,584)	$6,045
2020	$1,828	$8,411	$(7,147)	$3,092

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

The parties began shipping beverages to customers under these agreements during the first quarter of 2022. Under the first agreement, the Company is required to make payments to Jim Beam for their share of the brand contribution of the flavored malt beverages sold by the Company. The brand contribution amounts due to Beam are recorded as a component of costs of goods sold. Under the second agreement, Jim Beam is required to make payments to the Company for the Company’s share of the brand contribution of the full-strength bottled distilled spirits sold by Jim Beam. The Company and Jim Beam also reimburse each other for certain marketing costs as they are incurred. These marketing costs are recorded in advertising, promotional and selling expenses. The Company’s sales of Jim Beam branded flavored malt beverages to third parties and the brand contribution payments received or owed the Company by Jim Beam for the use of the Company’s brand names are recorded within net revenue. Total net revenue recognized under these agreements amounted to less than 1% of the Company's total net revenues during the year ended December 31, 2022.

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

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The cost of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $2.5 million during 2022. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. The excess cost over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets as of December 31, 2022. The excess over fair market value for inventory on hand was $0.4 million as of December 31, 2022.

V. Related Party Transactions

The Company has entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized was approximately $366,000, $348,000 and $348,000 for fiscal 2022, 2021, and 2020, respectively. Other related party expenses and transactions totaled less than $0.1 million for fiscal 2022, 2021, and 2020.

W. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 31, 2022, through the issuance of these financial statements and concluded that there were no events of which management was aware that occurred that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Boston Beer Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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
February 22, 2023

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting to be held on May 17, 2023.

Item 11. Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting to be held on May 17, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting to be held on May 17, 2023.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	204,245	$334.26	1,023,907
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	204,245	$334.26	1,023,907

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting to be held on May 17, 2023.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting to be held on May 17, 2023.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following financial statements are filed as a part of this report:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	42
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and December 25, 2021	45
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 25, 2021, and December 26, 2020	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, December 25, 2021, and December 26, 2020	46
Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 25, 2021, and December 26, 2020	47
Notes to the Consolidated Financial Statements	48

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

+10.2

Production Agreement between Samuel Adams Brewery Company, Ltd. and Brown-Forman Distillery Company, a division of Brown-Forman Corporation, effective as of April 11, 2005 (incorporated by reference to the Company’s 10-Q filed on May 5, 2005).

+10.3

Brewing Services Agreement between CBC Latrobe Acquisition, LLC and Boston Beer Corporation dated March 28, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

+10.4

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

+10.5

Seventh Amendment to Lease Agreement dated June 1, 2019. Certain information in this exhibit is confidential and has been excluded pursuant to applicable rules because it (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

**10.6

The Boston Beer Company, Inc. Equity Plan for Non‐Employee Directors, adopted on February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2023.

**10.7

The Boston Beer Company, Inc. Employee Equity Incentive Plan, as amended on February 23, 1996, December 20, 1997, December 19, 2005, December 19, 2006, December 21, 2007, October 30, 2009, October 8, 2013, October 8, 2014, and December 9, 2015, December 20, 2017, and December 20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2018).

**10.8	Martin F. Roper Proprietary Information and Restrictive Covenant Agreement dated February 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

**10.9

Offer Letter to David A. Burwick, future Chief Executive Officer and President, dated January 23, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2018).

**10.10	Employment Agreement of Samuel A. Calagione III, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on July 25, 2019)

**10.11	Offer Letter to Frank H. Smalla, Senior Vice President, Finance dated December 15, 2015 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 18, 2016).

10.12	Registration Rights Agreement with the Former Dogfish Head Stockholders, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on July 25, 2019).

**10.13	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on July 25, 2019).

**10.14	Offer Letter to Carolyn O’Boyle, Chief People Officer, dated February 7, 2020 (incorporated by reference to the Company’s 10-Q filed on July 23, 2020).

10.15

Third Amended and Restated Credit Agreement by and among The Boston Beer Company, Inc., Boston Beer Corporation, American Craft Brewery LLC, and Bank of America, N.A., dated December 16, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2022).

*21.1	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 31, 2022.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.LAB	Inline XBRL Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*101DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

* Filed with this report.

+ Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February 2023.

THE BOSTON BEER COMPANY, INC.

/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ David A. Burwick David A. Burwick	President, Chief Executive Officer (principal executive officer) and Director	February 22, 2023

/s/ Frank H. Smalla Frank H. Smalla	Chief Financial Officer (principal financial officer)	February 22, 2023

/s/ Matthew D. Murphy Matthew D. Murphy	Chief Accounting Officer (principal accounting officer)	February 22, 2023

/s/ Samuel A. Calagione III Samuel A. Calagione III	Brewer and Director	February 22, 2023

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director	February 22, 2023

/s/ Meghan V. Joyce Meghan V. Joyce	Director	February 22, 2023

/s/ C. James Koch C. James Koch	Chairman and Director	February 22, 2023

/s/ Michael M. Lynton Michael M. Lynton	Director	February 22, 2023

/s/ Julio N. Nemeth Julio N. Nemeth	Director	February 22, 2023

/s/ Michael Spillane Michael Spillane	Director	February 22, 2023

/s/ Jean-Michel Valette Jean-Michel Valette	Director	February 22, 2023