Form 10-Q
period 2023-04-01
BOSTON BEER CO INC
filed 2023-04-27
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2023:

Class A Common Stock, $.01 par value	10,201,746
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

April 1, 2023

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 1, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$122,560	$180,560
Accounts receivable	80,099	56,672
Inventories	150,762	148,450
Prepaid expenses and other current assets	38,999	27,461
Income tax receivable	11,402	10,126
Total current assets	403,822	423,269
Property, plant and equipment, net	662,697	667,909
Operating right-of-use assets	41,740	43,768
Goodwill	112,529	112,529
Intangible assets, net	76,260	76,324
Third-party production prepayments	54,977	61,339
Other assets	40,483	35,635
Total assets	$1,392,508	$1,420,773
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$100,670	$84,248
Accrued expenses and other current liabilities	98,060	111,153
Current operating lease liabilities	8,909	8,866
Total current liabilities	207,639	204,267
Deferred income taxes, net	96,162	96,592
Non-current operating lease liabilities	43,029	45,274
Other liabilities	4,321	6,091
Total liabilities	351,151	352,224
Commitments and Contingencies (See Note H)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 10,193,154 and 10,238,009 issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	102	102
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of April 1, 2023 and December 31, 2022	21	21
Additional paid-in capital	633,376	629,515
Accumulated other comprehensive loss	(192)	(210)
Retained earnings	408,050	439,121
Total stockholders' equity	1,041,357	1,068,549
Total liabilities and stockholders' equity	$1,392,508	$1,420,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	April 1, 2023	March 26, 2022
Revenue	$435,156	$457,288
Less excise taxes	25,156	27,175
Net revenue	410,000	430,113
Cost of goods sold	254,338	257,161
Gross profit	155,662	172,952
Operating expenses:
Advertising, promotional and selling expenses	125,428	130,615
General and administrative expenses	43,694	39,698
Contract termination costs and other	—	4,752
Impairment of brewery assets	484	41
Total operating expenses	169,606	175,106
Operating loss	(13,944)	(2,154)
Other income (expense):
Interest income (expense)	1,644	(33)
Other expense	(102)	(100)
Total other income (expense)	1,542	(133)
Loss before income tax benefit	(12,402)	(2,287)
Income tax benefit	(3,446)	(332)
Net loss	$(8,956)	$(1,955)
Net loss per common share – basic	$(0.73)	$(0.16)
Net loss per common share – diluted	$(0.73)	$(0.16)
Weighted-average number of common shares – basic	12,309	12,300
Weighted-average number of common shares – diluted	12,309	12,300
Net loss	$(8,956)	$(1,955)
Other comprehensive income:
Foreign currency translation adjustment	18	50
Total other comprehensive income, net of tax	18	50
Comprehensive loss	$(8,938)	$(1,905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	April 1, 2023	March 26, 2022
Cash flows used in operating activities:
Net loss	$(8,956)	$(1,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,915	19,634
Impairment of brewery assets	484	41
(Gain) loss on disposal of property, plant, and equipment	(195)	21
Change in right-of-use assets	1,921	1,994
Other non-cash (income) expense	(55)	45
Stock-based compensation expense	4,073	2,922
Deferred income taxes	(430)	21
Changes in operating assets and liabilities:
Accounts receivable	(23,372)	(46,973)
Inventories	(3,002)	(11,205)
Prepaid expenses, income tax receivable, and other current assets	(12,814)	(930)
Third-party production prepayments	6,362	7,721
Other assets	(4,158)	(7)
Accounts payable	15,258	26,799
Accrued expenses, other current liabilities, and other liabilities	(12,758)	(37,706)
Operating lease liabilities	(2,095)	(1,428)
Net cash used in operating activities	(17,822)	(41,006)
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(17,312)	(23,767)
Proceeds from disposal of property, plant, and equipment	195	66
Net cash used in investing activities	(17,117)	(23,701)
Cash flows (used in) provided by financing activities:
Repurchases of Class A common stock	(21,096)	—
Proceeds from exercise of stock options and sale of investment shares	442	2,010
Cash paid on finance leases	(414)	(475)
Line of credit borrowings	—	30,000
Line of credit repayments	—	(15,000)
Payment of tax withholding on stock-based payment awards and investment shares	(1,993)	(2,380)
Net cash (used in) provided by financing activities	(23,061)	14,155
Change in cash and cash equivalents and restricted cash	(58,000)	(50,552)
Cash and cash equivalents and restricted cash at beginning of year	180,560	66,321
Cash and cash equivalents at end of period	$122,560	$15,769
Supplemental disclosure of cash flow information:
Income tax refunds, net	$1,744	$1,497
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$2,560	$1,951
Operating cash flows from finance leases	$9	$23
Financing cash flows from finance leases	$413	$400
Change in purchase of property, plant, and equipment in accounts payable and accrued expenses	$(358)	$73

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen ended April 1, 2023 and March 26, 2022

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net loss							(8,956)	(8,956)
Stock options exercised and restricted shares activities	20	1	—	—	(212)			(211)
Stock-based compensation expense					4,073			4,073
Repurchase of Class A Common Stock	(65)	(1)	—	—	—	—	(22,115)	(22,116)
Foreign currency translation adjustment						18		18
Balance at April 1, 2023	10,193	$102	2,068	$21	$633,376	$(192)	$408,050	$1,041,357

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net loss							(1,955)	(1,955)
Stock options exercised and restricted shares activities	31	—	—	—	498			498
Stock-based compensation expense					2,922			2,922
Foreign currency translation adjustment						50		50
Balance at March 26, 2022	10,215	$102	2,068	$21	$615,042	$(144)	$369,903	$984,924

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

The accompanying unaudited condensed consolidated balance sheet as of April 1, 2023, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended April 1, 2023 and March 26, 2022 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of April 1, 2023 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended April 1, 2023 and March 26, 2022, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2022 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

C. Revenue Recognition

During the thirteen weeks ended April 1, 2023 and March 26, 2022, approximately 95% and 96%, respectively, of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 4% and 3% of the Company's revenue for the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively. Approximately 1% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the thirteen weeks ended April 1, 2023 and March 26, 2022.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of April 1, 2023 and December 31, 2022, the Company has deferred $10.8 million and $6.8 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $10.9 million and $9.9 million for the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen weeks ended April 1, 2023 and March 26, 2022 were $18.4 million and $19.0 million, respectively. For the thirteen weeks ended April 1,2023 and March 26, 2022, the Company recorded certain of these costs in the total amounts of $5.3 million and $6.7 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	April 1, 2023	December 31, 2022
	(in thousands)
Current inventory:
Raw materials	$78,859	$81,225
Work in process	22,362	20,374
Finished goods	49,541	46,851
Total current inventory	150,762	148,450
Long term inventory	13,882	13,192
Total inventory	$164,644	$161,642

As of April 1, 2023 and December 31, 2022, the Company has recorded inventory obsolescence reserves of $22.6 million and $22.0 million, respectively.

E. Third-Party Production Prepayments

During the thirteen weeks ended April 1, 2023 and March 26, 2022, the Company brewed and packaged approximately 78% and 66%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

During fiscal 2021 and into 2022, as a result of lower than anticipated demand for certain Truly brand styles and packages, the Company adjusted its volume plans for production at certain third-party facilities. The Company terminated relationships with some of its third-party production suppliers and recorded costs related to terminating these contracts. During the thirteen weeks ended March 26, 2022, the Company recorded $4.8 million of contract termination costs relating to the termination of a third-party production contract.

During fiscal 2021, the Company amended its master transaction agreement with City Brewing Company, LLC ("City Brewing") to ensure access to capacity at a new location and continued access at certain existing locations. The amendment became effective during the second quarter of fiscal year 2021, upon the closing of the purchase of the new location by City Brewing. As part of the master transaction agreement, the Company paid $10.0 million that was used for capital improvements at the new location during the third quarter of fiscal year 2021 and an additional $17.9 million to ensure access to capacity during the fourth quarter of fiscal year 2021. The agreement additionally includes monthly shortfall fees beginning January 1, 2023.

Total third-party production prepayments were $55.0 million and $61.3 million as of April 1, 2023 and December 31, 2022, respectively. The Company will continue expensing the total prepaid amount of $55.0 million as of April 1, 2023, all of which relates to the master transaction agreement described above and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks ended April 1, 2023, the Company recorded $0.7 million in shortfall fees. As of April 1, 2023, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $124 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections, the Company anticipates that it will recognize approximately $41.0 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2023	$9
2024	15
2025	11
2026	2
2027	2
2028	2
Thereafter	-
Total shortfall fees expected to be incurred	$41

F. Goodwill and Intangible Assets

No impairment of goodwill was recorded in any period.

The Company’s intangible assets as of April 1, 2023 and December 31, 2022 were as follows:

		As of April 1, 2023			As of December 31, 2022
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(950)	$2,850	$3,800	$(886)	$2,914
Trade names	Indefinite	73,410	—	73,410	73,410	—	73,410
Total intangible assets, net		$77,210	$(950)	$76,260	$77,210	$(866)	$76,324

Amortization expense in the thirteen weeks ended April 1, 2023 and March 26, 2022 was approximately $64,000 and $63,000, respectively. The Company expects to record amortization expense as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2023	$190
2024	253
2025	253
2026	253
2027	253
2028	253
Thereafter	1,395
Total amortization expense	$2,850

G. Net Loss per Share

The Company calculates net loss per share using the two-class method, which requires the Company to allocate net loss to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net loss per share.

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

Included in the computation of net loss per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest. At its discretion, the Board of Directors grants stock options and restricted stock to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. In December 2018, the Employee Equity Incentive Plan was amended to permit the grant of restricted stock units. The restricted stock units generally vest over four years in equal number of shares. Each restricted stock unit represents an unfunded and unsecured right to receive one share of Class A Stock upon satisfaction of the vesting criteria. The unvested shares participate equally in dividends and are forfeitable. Prior to March 1, 2019, the Company granted restricted stock awards, generally vesting over five years in equal number of shares. The Company also grants stock options to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years.

Net Loss per Common Share - Basic

The following table sets forth the computation of basic net loss per share using the two-class method:

	Thirteen weeks ended
	April 1, 2023	March 26 2022
	(in thousands, except per share data)
Net loss	$(8,956)	$(1,955)
Allocation of net loss for basic:
Class A Common Stock	$(7,434)	$(1,621)
Class B Common Stock	(1,505)	(329)
Unvested participating shares	(17)	(5)
	$(8,956)	$(1,955)
Weighted average number of shares for basic:
Class A Common Stock	10,218	10,200
Class B Common Stock	2,068	2,068
Unvested participating shares	23	32
	12,309	12,300
Net loss per share for basic:
Class A Common Stock	$(0.73)	$(0.16)
Class B Common Stock	$(0.73)	$(0.16)

Net Loss per Common Share - Diluted

The Company calculates diluted net loss per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net loss per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks ended April 1, 2023 and March 26, 2022:

	Thirteen weeks ended
	April 1, 2023			March 26, 2022
	Earnings to Common Shareholders	Common Shares	EPS	Loss to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$(7,434)	10,218	$(0.73)	$(1,621)	10,200	$(0.16)
Add: effect of dilutive common shares
Share-based awards	—	—		—	—
Class B Common Stock	(1,505)	2,068		(329)	2,068
Net effect of unvested participating shares	(17)	23		(5)	32
Net loss per common share - diluted	$(8,956)	12,309	$(0.73)	$(1,955)	12,300	$(0.16)

In accordance with the two-class method, weighted-average stock options to purchase 46,288 shares of Class A Common Stock were outstanding during the thirteen weeks ended April 1, 2023 but not included in computing dilutive loss per common share because the net loss position of the Company made them antidilutive. In accordance with the treasury method, weighted-average stock options to purchase 73,168 shares of Class A Common stock and 32,532 unvested share based payments were outstanding during the thirteen weeks ended March 26, 2022 but not included in computing dilutive loss per common share because the net loss position of the Company made them antidilutive.

H. Commitments and Contingencies

Contractual Obligations

As of April 1, 2023, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$111,522
Brand support	69,781
Hops and malt	37,919
Equipment and machinery	33,455
Other	14,532
Total commitments	$267,209

The majority of these contract obligations are for the 2023 fiscal year with the remainder extending no later than the 2026 fiscal year.

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

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claims that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company’s motion to dismiss the plaintiff’s complaint in the previously reported class action alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was granted by the Court on December 5, 2022. The plaintiff filed a notice of appeal on January 5, 2023 and the plaintiff filed its opening brief on April 11, 2023. The Company’s response will be due on July 10, 2023. The Company intends to continue to vigorously defend against these claims. Any ultimate outcome of this matter will depend on the nature and outcome of plaintiff’s appeal and estimating a range of potential loss, should the plaintiff’s appeal be granted, is not possible at this time.

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. On February 23, 2023 and April 4, 2023, Ardagh and the Company engaged in mediation sessions with a neutral, third-party mediator, but were not able to resolve the matter and the litigation will proceed. A range of potential loss cannot be estimated at this time.

I. Income Taxes

The following table provides a summary of the income tax (benefit) provision for the thirteen weeks ended April 1, 2023 and March 26, 2022:

	Thirteen weeks ended
	April 1, 2023	March 26 2022
Effective tax rate	27.8%	14.5%

The change in the tax rate for the thirteen-weeks ended April 1, 2023 as compared to the thirteen weeks ended March 26, 2022 is primarily due to an increase in loss before income taxes without a corresponding change in permanent non-deductible items.

As of both April 1, 2023 and December 31, 2022, the Company had approximately $0.2 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of April 1, 2023 and December 31, 2022, the Company had approximately $0.2 million accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of April 1, 2023.

J. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the scheduled expiration date to December 16, 2027. As of April 1, 2023, no borrowings were outstanding. As of April 1, 2023, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

At April 1, 2023 and December 31, 2022, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of April 1, 2023 and December 31, 2022, the Company’s cash and cash equivalents balance was $122.6 million and $180.6 million, respectively, including money market funds amounting to $116.3 million and $174.2 million, respectively.

L. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	204,245	$334.26
Granted	24,769	323.80
Exercised	-	-
Forfeited	-	-
Outstanding at April 1, 2023	229,014	$333.13	5.53	$15,387
Exercisable at April 1, 2023	140,402	$267.68	4.36	$12,763
Vested and expected to vest at April 1, 2023	197,600	$320.34	5.13	$14,862

Of the total options outstanding at April 1, 2023, 41,883 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2023, the Company granted options to purchase an aggregate of 24,769 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value of $161.52 per share and a weighted average exercise price of $323.80 per share, of which all shares relate to performance-based stock options.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2023
Expected Volatility	39.8%
Risk-free interest rate	3.9%
Expected Dividends	0.0%
Exercise factor	2.6
Discount for post-vesting restrictions	1.0%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2022	91,211	$410.22
Granted	44,404	292.28
Vested	(26,308)	343.57
Forfeited	(1,444)	367.62
Non-vested at April 1, 2023	107,863	$379.32

Of the total non-vested shares outstanding at April 1, 2023, 1,348 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2023, the Company granted a combined 33,810 shares of restricted stock units to certain officers, senior managers and key employees, of which all shares vest ratably over service periods of up to four years. Additionally on March 1, 2023, employees elected to purchase a combined 10,594 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $323.80 and $200.08 per share, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended
	April 1, 2023	March 26 2022
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$2,042	$1,227
Amounts included in general and administrative expenses	2,031	1,695
Total stock-based compensation expense	$4,073	$2,922

Stock Repurchases

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of up to an aggregate amount of $931.0 million of the Company's Class A Stock. The Board of Directors did not specify a date upon which the total authorization would expire and in the future can further increase the authorized amount. Share repurchases under this program for the periods included herein were effected through open market transactions.

During the thirteen weeks ended April 1, 2023, the Company repurchased and subsequently retired 65,029 shares of its Class A Common Stock for an aggregate purchase price of $21.9 million. As of April 1, 2023, the Company had repurchased a cumulative total of approximately 13.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $862.6 million and had approximately $68.4 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

M. Licensing Agreements

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

The parties began shipping beverages to customers under these agreements during the first quarter of 2022. Under the first agreement, the Company is required to make payments to Jim Beam for their share of the brand contribution of the flavored malt beverages sold by the Company. The brand contribution amounts due to Beam are recorded as a component of costs of goods sold. Under the second agreement, Jim Beam is required to make payments to the Company for the Company’s share of the brand contribution of the full-strength bottled distilled spirits sold by Jim Beam. The Company and Jim Beam also reimburse each other for certain marketing costs as they are incurred. These marketing costs are recorded in advertising, promotional and selling expenses. The Company’s sales of Jim Beam branded flavored malt beverages to third parties and the brand contribution payments received or owed the Company by Jim Beam for the use of the Company’s brand names are recorded within net revenue. Total net revenue recognized under these agreements amounted to less than 1% of the Company's total net revenues during the thirteen weeks ended April 1, 2023 and March 26, 2022.

Pepsi Licensing Agreement

On August 9, 2021, the Company signed a series of agreements with PepsiCo, Inc. (“Pepsi”) to develop, market and sell alcohol beverages. The term of this agreement is perpetual, with provisions to terminate within the initial 2 years for a limited number of reasons. Under this agreement the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. As part of the agreements, Pepsi provides certain proprietary ingredients and also licenses the Company the use of its MTN DEW® and Hard MTN DEW® trademarks in connection with manufacturing, promoting, marketing, and distributing the developed product through the Pepsi distribution network. The Company retains the right to distribute the developed product through its own distribution network for customers in the on-premise channel

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The cost of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $1.0 million during the thirteen weeks ended April 1, 2023 and March 26, 2022. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. The excess cost over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was $0.6 million and $0.4 million as of April 1, 2023 and December 31, 2022, respectively. Total net revenue recognized under these agreements during the thirteen weeks ended April 1, 2023 and March 26, 2022 amounted to approximately 2% and 1%, respectively, of the Company's total net revenues.

N. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen weeks ended April 1, 2023 and March 26, 2022 related to the lease was approximately $91,000. Additionally, during the thirteen weeks ended April 1, 2023 and March 26, 2022, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders.

P. Subsequent Events

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week period ended April 1, 2023, as compared to the thirteen week period ended March 26, 2022. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 1, 2023 compared to Thirteen Weeks Ended March 26, 2022

	Thirteen Weeks Ended (in thousands, except per barrel)
	April 1, 2023			March 26 2022			Amount change	% change	Per barrel change
Barrels sold		1,579			1,705		(126)	(7.4)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$410,000	$259.73	100.0%	$430,113	$252.27	100.0%	$(20,113)	(4.7)%	$7.46
Cost of goods	254,338	161.12	62.0%	257,161	150.83	59.8%	(2,823)	(1.1)%	10.29
Gross profit	155,662	98.61	38.0%	172,952	101.44	40.2%	(17,290)	(10.0)%	(2.83)
Advertising, promotional and selling expenses	125,428	79.46	30.6%	130,615	76.61	30.4%	(5,187)	(4.0)%	2.85
General and administrative expenses	43,694	27.68	10.7%	39,698	23.28	9.2%	3,996	10.1%	4.40
Contract termination costs and other	—	—	0.0%	4,752	2.79	0.0%	(4,752)	100.0%	(2.79)
Impairment of brewery assets	484	0.31	0.1%	41	0.02	0.0%	443	1080.5%	0.29
Total operating expenses	169,606	107.45	41.4%	175,106	102.70	40.7%	(5,500)	(3.1)%	4.75
Operating loss	(13,944)	(8.84)	(3.4)%	(2,154)	(1.26)	(0.5)%	(11,790)	547.4%	(7.58)
Other income (expense), net	1,542	0.98	0.4%	(133)	(0.08)	(0.0)%	1,675	(1259.4)%	1.06
Loss before income tax benefit	(12,402)	(7.86)	(3.0)%	(2,287)	(1.34)	(0.5)%	(10,115)	442.3%	(6.52)
Income tax benefit	(3,446)	(2.18)	(0.8)%	(332)	(0.19)	(0.1)%	(3,114)	938.0%	(1.99)
Net loss	(8,956)	(5.68)	(2.2)%	(1,955)	(1.15)	(0.5)%	(7,001)	358.1%	(4.53)

Net revenue. Net revenue decreased by $20.1 million, or 4.7%, to $410.0 million for the thirteen weeks ended April 1, 2023, as compared to $430.1 million for the thirteen weeks ended March 26, 2022, primarily as a result of lower shipment volume of $32.6 million and higher provisions for estimated returns of $4.1 million, partially offset by price increases of $17.5 million.

Volume. Total shipment volume decreased by 7.4% to 1,579,000 barrels for the thirteen weeks ended April 1, 2023, as compared to 1,705,000 barrels for the thirteen weeks ended March 26, 2022, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Depletions for the 2023 first quarter decreased 6% from the prior year, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

The Company believes distributor inventory as of April 1, 2023 averaged approximately five weeks on hand and was at an appropriate level for each of its brands.

Net revenue per barrel. Net revenue per barrel increased by 3.0% to $259.73 per barrel for the thirteen weeks ended April 1, 2023, as compared to $252.27 per barrel for the comparable period in 2022, primarily due to price increases, partially offset by higher returns.

Cost of goods sold. Cost of goods sold was $161.12 per barrel for the thirteen weeks ended April 1, 2023, as compared to $150.83 per barrel for the thirteen weeks ended March 26, 2022. The 2023 increase in cost of goods sold of $10.29, or 6.82%, per barrel was primarily due to current year inflationary impacts of $8.1 million, or $5.13 per barrel, higher inventory obsolescence costs of $7.6 million, or $4.80 per barrel, contract settlement costs of $4.5 million, or $2.85 per barrel, partially offset by lower freight costs of $1.7 million, or $1.08 per barrel.

Inflationary impacts of $8.1 million consist primarily of increased costs of third-party production of $3.1 million, cardboard of $2.0 million, sweetener ingredients of $1.3 million, and malt of $1.2 million.

Gross profit. Gross profit was $98.61 per barrel for the thirteen weeks ended April 1, 2023, as compared to $101.44 per barrel for the thirteen weeks ended March 26, 2022.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling expenses. Advertising, promotional and selling expenses decreased by $5.2 million, or 4.0%, to $125.4 million for the thirteen weeks ended April 1, 2023, as compared to $130.6 million for the thirteen weeks ended March 26, 2022, due to decreased freight to distributors of $12.6 million from lower rates and volumes, partially offset by an increase in brand investments of $7.4 million, mainly driven by higher investments in local marketing of $4.5 million and increased salaries and benefits costs of $3.4 million.

Advertising, promotional and selling expenses were 30.6% of net revenue, or $79.46 per barrel, for the thirteen weeks ended April 1, 2023, as compared to 30.4% of net revenue, or $76.61 per barrel, for the thirteen weeks ended March 26, 2022. This increase per barrel is primarily due to advertising, promotional and selling expenses decreasing at a lower rate than shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $4.0 million, or 10.1%, to $43.7 million for the thirteen weeks ended April 1, 2023, as compared to $39.7 million for the thirteen weeks ended March 26, 2022, primarily due to increased consulting costs.

Contract termination costs and other. The Company did not incur contract termination costs in the first quarter of 2023 compared to an expense of $4.8 million in contract termination costs in the first quarter of 2022, resulting from further negotiations with suppliers that eliminated future shortfall fees.

Impairment of brewery assets. Impairment of brewery assets increased by $0.4 million from the comparable period of 2022, due to higher write-offs of equipment at Company-owned breweries.

Income tax benefit. The Company’s effective tax rate for the first quarter was a tax benefit of 27.8% compared to 14.5% in the prior year. The change in the tax rate for the thirteen-weeks ended April 1, 2023 as compared to the thirteen weeks ended March 26, 2022 is primarily due to an increase in loss before income taxes without a corresponding change in permanent non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash decreased to $122.6 million as of April 1, 2023 from $180.6 million as of December 31, 2022, reflecting repurchases of the Company's Class A common stock, purchases of property, plant, and equipment, cash used in operating activities, and payments of tax withholdings on stock-based payment awards and investment shares.

Cash used in operating activities consists of net loss, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash used in operating activities for the thirteen weeks ended April 1, 2023 was $17.8 million and consisted of a net increase in operating assets and liabilities of $36.6 million and a net loss of $9.0 million, partially offset by non-cash items of $27.7 million. Cash used in operating activities for the thirteen weeks ended March 26, 2022 was $41.0 million and primarily consisted of a net increase in operating assets and liabilities of $63.7 million and a net loss of $2.0 million, partially offset by non-cash items of $24.7 million. The decrease in cash used in operating activities for the thirteen weeks ended April 1, 2023 compared to March 26, 2022 is primarily due to smaller increases in accounts receivable and accrued expenses, partially offset by larger increases in prepaid expenses and lower decreases in accounts payable.

The Company used $17.1. million in investing activities during the thirteen weeks ended April 1, 2023, as compared to $23.7 million during the thirteen weeks ended March 26, 2022. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $23.1 million during the thirteen weeks ended April 1, 2023, as compared to $14.2 million provided by financing activities during the thirteen weeks ended March 26, 2022. The $37.2 million decrease in financing activity cash flows in 2023 compared to 2022 is primarily due to the $21.1 million in repurchases of the Company's Class A common stock in the current year and $15.0 million in line of credit borrowings in the prior year.

During the period from January 1, 2023 through April 22, 2023, the Company repurchased and subsequently retired 82,413 shares of its Class A Common Stock for an aggregate purchase price of $27.5 million. As of April 22, 2023, the Company had repurchased a cumulative total of approximately 13.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $868.2 million and had approximately $62.8 million remaining on the $931.0 million stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of April 1, 2023 of $122.6 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended April 1, 2023.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2022, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of April 1, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended April 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, refer to Note I of the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 22, 2023, the Company had repurchased a cumulative total of approximately 13.9 million shares of its Class A Common Stock for an aggregate purchase price of $868.2 million and had $62.8 million remaining on the $931.0 million share buyback expenditure limit set by the Board of Directors.

During the thirteen weeks ended April 1, 2023, the Company repurchased and subsequently retired 65,562 shares of its Class A Common Stock, including 533 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 - February 4, 2023	21,058	$351.21	20,770	$83,007
February 5, 2023 - March 4, 2023	19,379	340.70	19,266	76,434
March 5, 2023 - April 1, 2023	25,125	319.49	24,993	68,438
Total	65,562	$335.95	65,029	$68,438

Since 1998, the Company's Board of Directors has authorized the repurchase of up to an aggregate amount of $931.0 million of our Class A Stock. The Board of Directors did not specify a date upon which the authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.

As of April 22, 2023, the Company had 10.2 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: April 27, 2023	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2023	/s/ Matt D. Murphy
Matt D. Murphy
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)