Form 10-Q
period 2023-07-01
BOSTON BEER CO INC
filed 2023-07-27
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14092

THE BOSTON BEER COMPANY, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3284048
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Design Center Place, Suite 850, Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(617) 368-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Common Stock $0.01 per value	SAM	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2023:

Class A Common Stock, $.01 par value	10,167,716
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

July 1, 2023

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 1, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$207,755	$180,560
Accounts receivable	117,067	56,672
Inventories	155,702	148,450
Prepaid expenses and other current assets	34,798	27,461
Income tax receivable	1,748	10,126
Total current assets	517,070	423,269
Property, plant, and equipment, net	656,359	667,909
Operating right-of-use assets	39,817	43,768
Goodwill	112,529	112,529
Intangible assets, net	76,197	76,324
Third-party production prepayments	46,827	61,339
Other assets	43,754	35,635
Total assets	$1,492,553	$1,420,773
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$120,780	$84,248
Accrued expenses and other current liabilities	133,060	111,153
Current operating lease liabilities	8,967	8,866
Total current liabilities	262,807	204,267
Deferred income taxes, net	95,415	96,592
Non-current operating lease liabilities	40,755	45,274
Other liabilities	6,386	6,091
Total liabilities	405,363	352,224
Commitments and Contingencies (See Note H)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 10,160,485 and 10,238,009 issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	102	102
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of July 1, 2023 and December 31, 2022	21	21
Additional paid-in capital	646,086	629,515
Accumulated other comprehensive loss	(66)	(210)
Retained earnings	441,047	439,121
Total stockholders' equity	1,087,190	1,068,549
Total liabilities and stockholders' equity	$1,492,553	$1,420,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue	$641,333	$655,022	$1,076,489	$1,112,310
Less excise taxes	38,029	38,779	63,185	65,954
Net revenue	603,304	616,243	1,013,304	1,046,356
Cost of goods sold	329,141	350,468	583,479	607,629
Gross profit	274,163	265,775	429,825	438,727
Operating expenses:
Advertising, promotional, and selling expenses	149,362	154,883	274,790	285,498
General and administrative expenses	44,899	38,849	88,593	78,547
Contract termination costs and other	—	578	—	5,330
Impairment of brewery assets	1,532	80	2,016	121
Total operating expenses	195,793	194,390	365,399	369,496
Operating income	78,370	71,385	64,426	69,231
Other income (expense):
Interest income	1,855	83	3,499	50
Other expense	(122)	(601)	(224)	(701)
Total other income (expense)	1,733	(518)	3,275	(651)
Income before income tax provision	80,103	70,867	67,701	68,580
Income tax provision	22,068	17,518	18,622	17,186
Net income	$58,035	$53,349	$49,079	$51,394
Net income per common share – basic	$4.73	$4.33	$3.99	$4.18
Net income per common share – diluted	$4.72	$4.31	$3.98	$4.15
Weighted-average number of common shares – basic	12,268	12,319	12,288	12,309
Weighted-average number of common shares – diluted	12,276	12,341	12,304	12,341
Net income	$58,035	$53,349	$49,079	$51,394
Other comprehensive income (loss):
Foreign currency translation adjustment	126	(71)	144	(21)
Total other comprehensive income (loss), net of tax	126	(71)	144	(21)
Comprehensive income	$58,161	$53,278	$49,223	$51,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	July 1, 2023	June 25, 2022
Cash flows provided by operating activities:
Net income	$49,079	$51,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,602	39,909
Impairment of brewery assets	2,016	121
Gain on disposal of property, plant, and equipment	(195)	(39)
Change in right-of-use assets	3,844	3,990
Stock-based compensation expense	8,266	7,730
Deferred income taxes	(1,177)	2,557
Other non-cash (income) expense	(88)	54
Changes in operating assets and liabilities:
Accounts receivable	(60,307)	(64,469)
Inventories	(9,376)	(13,014)
Prepaid expenses, income tax receivable, and other current assets	1,041	46,715
Third-party production prepayments	14,512	14,067
Other assets	(5,995)	295
Accounts payable	38,872	48,337
Accrued expenses, other current liabilities, and other liabilities	21,354	(13,275)
Operating lease liabilities	(4,311)	(2,866)
Net cash provided by operating activities	101,137	121,506
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(34,809)	(50,804)
Proceeds from disposal of property, plant, and equipment	195	506
Net cash used in investing activities	(34,614)	(50,298)
Cash flows (used in) provided by financing activities:
Repurchases of Class A common stock	(45,887)	—
Proceeds from exercise of stock options and sale of investment shares	9,466	4,610
Cash paid on finance leases	(797)	(870)
Line of credit borrowings	—	30,000
Line of credit repayments	—	(30,000)
Payment of tax withholding on stock-based payment awards and investment shares	(2,110)	(3,468)
Net cash (used in) provided by financing activities	(39,328)	272
Change in cash and cash equivalents and restricted cash	27,195	71,480
Cash and cash equivalents and restricted cash at beginning of year	180,560	66,321
Cash and cash equivalents at end of period	$207,755	$137,801
Supplemental disclosure of cash flow information:
Income tax payments / (refunds), net	$1,398	$(43,621)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,214	$3,895
Operating cash flows from finance leases	$57	$42
Financing cash flows from finance leases	$796	$796
Right-of-use-assets obtained in exchange for finance lease obligations	$2,824	$-
Change in purchase of property, plant, and equipment in accounts payable and accrued expenses	$3,693	$107

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net loss	—	—	—	—	—	—	(8,956)	(8,956)
Stock options exercised and restricted shares activities	20	1	—	—	(212)	—	—	(211)
Stock-based compensation expense	—	—	—	—	4,073	—	—	4,073
Repurchase of Class A Common Stock	(65)	(1)	—	—	—	—	(22,115)	(22,116)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Balance at April 1, 2023	10,193	$102	2,068	$21	$633,376	$(192)	$408,050	$1,041,357
Net income	—	—	—	—	—	—	58,035	58,035
Stock options exercised and restricted shares activities	44	1	—	—	8,517	—	—	8,518
Stock-based compensation expense	—	—	—	—	4,193	—	—	4,193
Repurchase of Class A Common Stock	(77)	(1)	—	—	—	—	(25,038)	(25,039)
Foreign currency translation adjustment	—	—	—	—	—	126	—	126
Balance at July 1, 2023	10,160	$102	2,068	$21	$646,086	$(66)	$441,047	$1,087,190

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net loss	—	—	—	—	—	—	(1,955)	(1,955)
Stock options exercised and restricted shares activities	31	—	—	—	498	—	—	498
Stock-based compensation expense	—	—	—	—	2,922	—	—	2,922
Foreign currency translation adjustment	—	—	—	—	—	50	—	50
Balance at March 26, 2022	10,215	$102	2,068	$21	$615,042	$(144)	$369,903	$984,924

Net income	—	—	—	—	—	—	53,349	53,349
Stock options exercised and restricted shares activities	10	—	—	—	1,027	—	—	1,027
Stock-based compensation expense	—	—	—	—	4,808	—	—	4,808
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Balance at June 25, 2022	10,225	$102	2,068	$21	$620,877	$(215)	$423,252	$1,044,037

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

The accompanying unaudited condensed consolidated balance sheet as of July 1, 2023, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended July 1, 2023 and June 25, 2022, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of July 1, 2023 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended July 1, 2023 and June 25, 2022, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2022 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

C. Revenue Recognition

During the twenty-six weeks ended July 1, 2023 and June 25, 2022, approximately 94% and 95%, respectively, of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 5% and 4% of the Company's revenue for the twenty-six weeks ended July 1, 2023 and June 25, 2022, respectively. Approximately 1% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the twenty-six weeks ended July 1, 2023 and June 25, 2022.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of July 1, 2023 and December 31, 2022, the Company has deferred $14.0 million and $6.8 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $23.3 million and $34.2 million for the thirteen and twenty-six weeks ended July 1, 2023, respectively, and $16.6 million and $26.6 million for the thirteen and twenty-six weeks ended June 25, 2022, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the

Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and twenty-six weeks ended July 1, 2023 were $13.5 million and $21.0 million, respectively. For the thirteen and twenty-six weeks ended July 1, 2023 the Company recorded certain of these costs in the total amounts of $9.5 million and $14.8 million, respectively, as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and twenty-six weeks ended June 25, 2022 were $8.1 million and $17.1 million, respectively. For the thirteen and twenty-six weeks ended June 25, 2022, the Company recorded certain of these costs in the total amount of $6.5 million and $13.2 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	July 1, 2023	December 31, 2022
	(in thousands)
Current inventory:
Raw materials	$75,283	$81,225
Work in process	26,543	20,374
Finished goods	53,876	46,851
Total current inventory	155,702	148,450
Long term inventory	15,316	13,192
Total inventory	$171,018	$161,642

As of July 1, 2023 and December 31, 2022, the Company has recorded inventory obsolescence reserves of $10.0 million and $22.0 million, respectively.

E. Third-Party Production Prepayments

During the twenty-six weeks ended July 1, 2023 and June 25, 2022, the Company brewed and packaged approximately 70% and 64%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

During the thirteen weeks ended March 26, 2022, the Company recorded $4.8 million of contract termination costs relating to the termination of a third-party production contract.

Total third-party production prepayments were $46.8 million and $61.3 million as of July 1, 2023 and December 31, 2022, respectively. The Company will continue expensing the total prepaid amount of $46.8 million as of July 1, 2023, all of which relates to the master transaction agreement and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees under these executory contracts. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks and twenty-six weeks ended July 1, 2023, the Company incurred $3.4 million and $4.1 million, respectively, in shortfall fees. No shortfall fees were incurred during the thirteen or twenty-six weeks ended June 25, 2022. As of July 1, 2023, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $112 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections and based on understandings reached with these third-party production facilities, the Company anticipates that it will recognize approximately $40 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2023	$9
2024	17
2025	5
2026	3
2027	3
2028	3
Thereafter	-
Total shortfall fees expected to be incurred	$40

F. Goodwill and Intangible Assets

No impairment of goodwill was recorded in any period.

The Company’s intangible assets as of July 1, 2023 and December 31, 2022 were as follows:

		As of July 1, 2023			As of December 31, 2022
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(1,013)	$2,787	$3,800	$(886)	$2,914
Trade names	Indefinite	73,410	—	73,410	73,410	—	73,410
Total intangible assets, net		$77,210	$(1,013)	$76,197	$77,210	$(866)	$76,324

Amortization expense in the thirteen and twenty-six weeks ended July 1, 2023 was approximately $63,000 and $127,000, respectively. The Company expects to record amortization expense as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2023	$127
2024	253
2025	253
2026	253
2027	253
2028	253
Thereafter	1,395
Total amortization expense	$2,787

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$58,035	$53,349	$49,079	$51,394
Allocation of net income for basic:
Class A Common Stock	$48,130	$44,261	$40,722	$42,631
Class B Common Stock	9,783	8,956	8,259	8,634
Unvested participating shares	122	132	98	129
	$58,035	$53,349	$49,079	$51,394
Weighted average number of shares for basic:
Class A Common Stock	10,174	10,221	10,196	10,210
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	26	30	24	31
	12,268	12,319	12,288	12,309
Net income per share for basic:
Class A Common Stock	$4.73	$4.33	$3.99	$4.18
Class B Common Stock	$4.73	$4.33	$3.99	$4.18

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks and twenty-six weeks ended July 1, 2023 and for the thirteen and twenty-six weeks ended June 25, 2022:

	Thirteen weeks ended
	July 1, 2023			June 25, 2022
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$48,130	10,174	$4.73	$44,261	10,221	$4.33
Add: effect of dilutive common shares
Share-based awards	—	34		—	52
Class B Common Stock	9,783	2,068		8,956	2,068
Net effect of unvested participating shares	—	—		132	—
Net income per common share - diluted	$57,913	12,276	$4.72	$53,349	12,341	$4.31

	Twenty-six weeks ended
	July 1, 2023			June 25, 2022
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$40,722	10,196	$3.99	$42,631	10,210	$4.18
Add: effect of dilutive common shares
Share-based awards	—	40		—	63
Class B Common Stock	8,259	2,068		8,634	2,068
Net effect of unvested participating shares	—	—		129	—
Net income per common share - diluted	$48,981	12,304	$3.98	$51,394	12,341	$4.15

During the thirteen and twenty-six weeks ended July 1, 2023, in accordance with the two-class method, weighted-average stock options to purchase approximately 17,000 and 41,000 shares of Class A Common Stock were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 23,462 shares of Class A Common Stock and 10,422 performance-based stock awards were outstanding as of July 1, 2023 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

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

H. Commitments and Contingencies

Contractual Obligations

As of July 1, 2023 projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$76,532
Brand support	60,186
Hops and malt	56,608
Equipment and machinery	34,259
Other	16,968
Total commitments	$244,553

The Company expects to pay $205.9 million of these obligations in the remainder of fiscal 2023, $20.5 million in fiscal 2024, $14.7 million in fiscal 2025 and $3.5 million in fiscal 2026.

Litigation

The Company is party to legal proceedings and claims, including class action claims, where significant damages are asserted against it. Given the inherent uncertainty of litigation, it is possible that the Company could incur liabilities as a consequence of these claims, which may or may not have a material adverse effect on the Company’s financial condition or the results of its operations. The Company accrues loss contingencies if, in the opinion of management and its legal counsel, the risk of loss is probable and able to be estimated. Material pending legal proceedings are discussed below.

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claimed that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company’s motion to dismiss the plaintiff’s complaint in the previously reported class action alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was granted by the Court on December 5, 2022. The plaintiff filed a notice of appeal on January 5, 2023 and the plaintiff filed its opening brief on April 11, 2023. The Company’s response was filed on July 10, 2023. The Company intends to continue to vigorously defend against these claims. Any ultimate outcome of this matter will depend on the nature and outcome of plaintiff’s appeal and estimating a range of potential loss, should the plaintiff’s appeal be granted, is not possible at this time.

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. On February 23, 2023 and April 4, 2023, Ardagh and the Company engaged in mediation sessions with a neutral, third-party mediator, but were not able to resolve the matter and the litigation will proceed. On May 5, 2023, the Company filed an Answer in response to the Complaint, and Counterclaims against Ardagh. On June 26, 2023, Ardagh filed a Motion to Dismiss Certain Counterclaims and a Motion to Strike Certain Affirmative Defenses, to which the Company filed Oppositions on July 24, 2023. The parties are currently engaged in the fact discovery phase of the matter. A range of potential loss cannot be estimated at this time.

I. Income Taxes

The following table provides a summary of the income tax provision for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Effective tax rate	27.5%	24.7%	27.5%	25.1%

The increase in the tax rate for the thirteen weeks ended July 1, 2023 as compared to the thirteen weeks ended June 25, 2022 is primarily due to an increase in permanent non-deductible items. The increase in the tax rate for the twenty-six weeks ended July 1, 2023 as compared to the twenty-six weeks ended June 25, 2022 is primarily due to a decrease in the tax benefit of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as well as an increase to permanent, non-deductible items.

As of both July 1, 2023 and December 31, 2022, the Company had approximately $0.2 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of both July 1, 2023 and December 31, 2022, the Company had approximately $0.2 million accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is being audited by one state for income tax purposes as of July 1, 2023.

J. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of July 1, 2023, no borrowings were outstanding. As of July 1, 2023, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

The Company’s cash and cash equivalents are held in money market funds. These money market funds are measured at fair value on a recurring basis (at least annually) and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds are invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments. Cash, accounts receivable, and accounts payable are carried at their cost, which approximates fair value, because of their short-term nature.

At July 1, 2023 and December 31, 2022, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of July 1,

2023 and December 31, 2022, the Company’s cash and cash equivalents balance was $207.8 million and $180.6 million, respectively, including money market funds amounting to $201.6 million and $174.2 million, respectively.

L. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years		Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	204,245	$334.26
Granted	51,278	324.78
Exercised	(43,481)	198.14
Forfeited	(5,756)	396.86
Outstanding at July 1, 2023	206,286	$358.85	6.25	-	$7,742
Exercisable at July 1, 2023	101,963	$299.46	4.75		$5,747
Vested and expected to vest at July 1, 2023	173,203	$350.05	5.91		$7,343

Of the total options outstanding at July 1, 2023, 48,231 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2023, the Company granted options to purchase an aggregate of 24,769 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value and exercise price per share of $161.52 and $323.80, respectively, of which all shares relate to performance-based stock options.

On May 15, 2023, the Company granted options to purchase an aggregate of 3,944 shares of the Company’s Class A Common Stock to a member of senior management with a fair value and exercise per share of $152.15 and $308.14, respectively.

On May 17, 2023, the Company granted options to purchase an aggregate of 2,085 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. All of the options vested immediately on the date of the grant. These options have a fair value and exercise price per share of $156.12 and $319.16, respectively.

On May 24, 2023, the Company granted options to purchase an aggregate of 19,624 shares of the Company’s Class A Common Stock to a member of senior management with a weighted average fair value and exercise price per share of $152.88 and $330.68, respectively, of which 6,348 shares relate to performance-based stock options.

On July 1, 2023, the Company granted options to purchase an aggregate 856 shares of the Company’s Class A Common Stock to the Company’s newly appointed non-employee Director. All of the options vested immediately on the date of the grant. These options have a fair value and exercise price per share of $151.91 and $308.44, respectively.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2023
Expected Volatility	39.6%
Risk-free interest rate	3.8%
Expected Dividends	0.0%
Exercise factor	2.4
Discount for post-vesting restrictions	0.6%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2022	91,211	$410.22
Granted	61,285	303.89
Vested	(27,569)	341.73
Forfeited	(12,748)	367.63
Non-vested at July 1, 2023	112,179	$373.80

Of the total non-vested shares outstanding at July 1, 2023, 10,422 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

On May 17, 2023, the Company granted a combined 1,020 shares of restricted stock units to the Company’s non-employee Directors, of which all shares vest one year from the grant date. The fair value of the restricted stock units was $319.16 per share.

On May 24, 2023, the Company granted a combined 15,122 shares of restricted stock units to a member of senior management, of which all shares vest ratably over service periods of up to four years. The fair value of the restricted stock units was $330.68 per share, of which 9,073 shares were performance-based shares.

On July 1, 2023, the Company granted a combined 422 shares of restricted stock units to the Company’s newly appointed non-employee Director, of which all shares vest one year from the grant date. The fair value of the restricted stock units was $308.44 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,539	$1,494	$3,582	$2,721
Amounts included in general and administrative expenses	2,654	3,314	4,684	5,009
Total stock-based compensation expense	$4,193	$4,808	$8,266	$7,730

Stock Repurchases

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On May 18, 2023, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $269 million, increasing the limit from $931.0 million to $1.2 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. Share repurchases under this program for the periods included herein were effected through open market transactions.

During the thirteen and twenty-six weeks ended July 1, 2023, the Company repurchased and subsequently retired 77,041 and 142,070 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $24.8 million and $46.7 million, respectively. As of July 1, 2023, the Company had repurchased a cumulative total of approximately 13.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $887.4 million and had approximately $312.6 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

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

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The cost of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $0.4 million and $1.2 million during the thirteen weeks and twenty-six weeks ended July 1, 2023, respectively, and were $0.1 million and $1.1 million during the thirteen weeks and twenty-six weeks ended June 25, 2022, respectively. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. The excess cost over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was $0.2 million and $0.4 million as of July 1, 2023 and December 31, 2022, respectively. Total net revenue recognized under these agreements amounted to approximately 2% of the Company's total net revenues during the thirteen and twenty-six week periods ended July 1, 2023 and June 25, 2022.

N. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related parties expense recognized related to the lease was $91,000 for the thirteen weeks ended July 1, 2023 and June 25, 2022. Additionally, the Company incurred expenses of less than $25,000 to various other suppliers affiliated with the Dogfish Head founders during the thirteen weeks ended July 1, 2023 and June 25, 2022. Total related parties expense recognized related to the lease was $183,000 for the twenty-six weeks ended July 1, 2023 and June 25, 2022. Additionally, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders during the twenty-six weeks ended July 1, 2023 and June 25, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week periods ended July 1, 2023, as compared to the thirteen and twenty-six week period ended June 25, 2022. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 1, 2023 compared to Thirteen Weeks Ended June 25, 2022

	Thirteen Weeks Ended (in thousands, except per barrel)
	July 1, 2023			June 25, 2022			Amount change	% change	Per barrel change
Barrels sold		2,310			2,419		(109)	(4.5)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$603,304	$261.17	100.0%	$616,243	$254.77	100.0%	$(12,939)	(2.1)%	$6.40
Cost of goods	329,141	142.49	54.6%	350,468	144.89	56.9%	(21,327)	(6.1)%	(2.40)
Gross profit	274,163	118.68	45.4%	265,775	109.88	43.1%	8,388	3.2%	8.80
Advertising, promotional, and selling expenses	149,362	64.66	24.8%	154,883	64.03	25.1%	(5,521)	(3.6)%	0.63
General and administrative expenses	44,899	19.44	7.4%	38,849	16.06	6.3%	6,050	15.6%	3.38
Contract termination costs and other	—	—	0.0%	578	0.24	0.0%	(578)	100.0%	(0.24)
Impairment of brewery assets	1,532	0.66	0.3%	80	0.03	0.0%	1,452	1815.0%	0.63
Total operating expenses	195,793	84.76	32.5%	194,390	80.36	31.5%	1,403	0.7%	4.40
Operating income	78,370	33.92	13.0%	71,385	29.51	11.6%	6,985	9.8%	4.40
Other income (expense), net	1,733	0.75	0.3%	(518)	(0.21)	(0.1)%	2,251	(434.6)%	0.96
Income before income tax provision	80,103	34.67	13.3%	70,867	29.30	11.5%	9,236	13.0%	5.36
Income tax provision	22,068	9.55	3.7%	17,518	7.24	2.8%	4,550	26.0%	2.31
Net income	58,035	25.12	9.6%	53,349	22.06	8.7%	4,686	8.8%	3.05

Net revenue. Net revenue decreased by $12.9 million, or 2.1%, to $603.3 million for the thirteen weeks ended July 1, 2023, as compared to $616.2 million for the thirteen weeks ended June 25, 2022, primarily as a result of lower shipment volume of $27.7 million, partially offset by price increases of $17.6 million.

Volume. Total shipment volume decreased by 4.5% to 2,310,000 barrels for the thirteen weeks ended July 1, 2023, as compared to 2,419,000 barrels for the thirteen weeks ended June 25, 2022, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams, Hard Mountain Dew, and Dogfish Head brands, partially offset by increases in its Twisted Tea brand.

Depletions for the 2023 second quarter decreased 3% from the prior year, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Hard Mountain Dew, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Dogfish Head brands.

The timing of the July 4th holiday relative to the Company’s 2023 and 2022 fiscal calendars resulted in a depletion and shipment volume benefit in the second quarter of 2023. This volume benefit was the most significant factor in the difference between depletions and shipments on a fiscal calendar basis compared to a comparable weeks basis. On a comparable weeks basis, depletions declined approximately 7% and shipments declined 4.8%.

The Company believes distributor inventory as of July 1, 2023 averaged approximately three weeks on hand and was at an appropriate level for each of its brands except for certain Twisted Tea brand packages that were below targeted levels due to higher than forecasted demand.

Net revenue per barrel. Net revenue per barrel increased by 2.5% to $261.17 per barrel for the thirteen weeks ended July 1, 2023, as compared to $254.77 per barrel for the comparable period in 2022, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $142.49 per barrel for the thirteen weeks ended July 1, 2023, as compared to $144.89 per barrel for the thirteen weeks ended June 25, 2022. The 2023 decrease in cost of goods sold of $2.40, or 1.7%, per barrel was primarily due to contract renegotiations and recipe optimization of $7.9 million, or $3.42 per barrel, network efficiencies resulting in improved brewery performance and decreases in warehousing, interplant freight and inventory obsolescence of $4.6 million, or $1.96 per barrel, partially offset by inflationary impacts of $6.9 million, or $2.97 per barrel.

Inflationary impacts of $6.9 million consist primarily of increased costs of third-party production of $3.0 million, material costs of $2.4 million, and internal brewery costs of $1.5 million.

Gross profit. Gross profit was $118.68 per barrel for the thirteen weeks ended July 1, 2023, as compared to $109.88 per barrel for the thirteen weeks ended June 25, 2022.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling expenses. Advertising, promotional and selling expenses decreased by $5.5 million, or 3.6%, to $149.4 million for the thirteen weeks ended July 1, 2023, as compared to $154.9 million for the thirteen weeks ended June 25, 2022, due to decreased freight to distributors of $15.7 million from lower rates and volumes, partially offset by an increase in brand and selling costs of $10.2 million, mainly driven by higher salaries and benefits costs of $5.8 million, increased consulting costs of $2.9 million and increased media investments of $2.5 million.

Advertising, promotional and selling expenses were 24.8% of net revenue, or $64.66 per barrel, for the thirteen weeks ended July 1, 2023, as compared to 25.1% of net revenue, or $64.03 per barrel, for the thirteen weeks ended June 25, 2022. This decrease per barrel is primarily due to decreasing advertising, promotional, and selling expenses. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $6.1 million, or 15.6%, to $44.9 million for the thirteen weeks ended July 1, 2023, as compared to $38.8 million for the thirteen weeks ended June 25, 2022, primarily due to increased consulting costs of $2.5 million and higher salaries and benefits costs of $2.1 million.

Contract termination costs and other. The Company did not incur contract termination costs in the second quarter of 2023 compared to an expense of $0.6 million in the comparable prior year period resulting from further negotiations with suppliers on committed purchase orders on cancelled capital projects.

Impairment of brewery assets. Impairment of brewery assets increased by $1.5 million from the comparable period of 2022, due to higher write-offs of equipment at Company-owned breweries.

Income tax provision. The Company’s effective tax rate for the second quarter was 27.5% compared to 24.7% in the prior year. The increase in the tax rate for the thirteen weeks ended July 1, 2023 as compared to the thirteen weeks ended June 25, 2022 is primarily due to an increase in permanent non-deductible items.

Twenty-six Weeks Ended July 1, 2023 compared to Twenty-six Weeks Ended June 25, 2022

	Twenty-Six Weeks Ended (in thousands, except per barrel)
	July 1, 2023			June 25, 2022			Amount change	% change	Per barrel change
Barrels sold		3,889			4,127		(238)	(5.8)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,013,304	$260.59	100.0%	$1,046,356	$253.54	100.0%	$(33,052)	(3.2)%	$7.05
Cost of goods	583,479	150.05	57.6%	607,629	147.23	58.1%	(24,150)	(4.0)%	2.82
Gross profit	429,825	110.54	42.4%	438,727	106.31	41.9%	(8,902)	(2.0)%	4.23
Advertising, promotional and selling expenses	274,790	70.67	27.1%	285,498	69.18	27.3%	(10,708)	(3.8)%	1.49
General and administrative expenses	88,593	22.78	8.7%	78,547	19.03	7.5%	10,046	12.8%	3.75
Contract termination costs and other	—	—	0.0%	5,330	1.29	0.0%	(5,330)	100.0%	(1.29)
Impairment of brewery assets	2,016	0.52	0.2%	121	0.03	0.0%	1,895	1566.1%	0.49
Total operating expenses	365,399	93.97	36.1%	369,496	89.53	35.3%	(4,097)	(1.1)%	4.44
Operating income	64,426	16.57	6.4%	69,231	16.78	6.6%	(4,805)	(6.9)%	(0.21)
Other income (expense), net	3,275	0.84	0.3%	(651)	(0.16)	(0.1)%	3,926	(603.1)%	1.00
Income before income tax provision	67,701	17.41	6.7%	68,580	16.62	6.6%	(879)	(1.3)%	0.79
Income tax provision	18,622	4.79	1.8%	17,186	4.16	1.6%	1,436	8.4%	0.63
Net income	49,079	12.62	4.8%	51,394	12.45	4.9%	(2,315)	(4.5)%	0.16

Net revenue. Net revenue decreased by $33.1 million, or 3.2%, to $1.013 billion for the twenty-six weeks ended July 1, 2023, as compared to $1.046 billion for the twenty-six weeks ended June 25, 2022, primarily as a result of lower shipment volume of $60.5 million and $7.0 million of product mix impacts, partially offset by price increases of $35.6 million.

Volume. Total shipment volume decreased by 5.8% to 3,899,000 barrels for the twenty-six weeks ended July 1, 2023, as compared to 4,127,000 barrels for the twenty-six weeks ended June 25, 2022, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Depletions for the 2023 first half decreased 4% from the prior year, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Dogfish Head, and Samuel Adams brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

The volume benefit of the timing of the July 4th holiday relative to the Company’s 2023 and 2022 fiscal calendars resulted in a depletion and shipment volume benefit during the first half of the current year period. On a comparable weeks basis, depletions declined approximately 7% and shipments declined 7.6% for the twenty six weeks ended July 1, 2023 as compared to the prior year.

Net revenue per barrel. Net revenue per barrel increased by 2.8% to $260.59 per barrel for the twenty-six weeks ended July 1, 2023, as compared to $253.54 per barrel for the comparable period in 2022, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $150.05 per barrel for the twenty-six weeks ended July 1, 2023, as compared to $147.23 per barrel for the twenty-six weeks ended June 25, 2022. The 2023 increase in cost of goods sold of $2.82, or 1.9% per barrel was primarily due to current year inflationary impacts of $11.1 million, or $2.87 per barrel, higher inventory obsolescence costs of $7.3 million, or $1.88 per barrel, a contract settlement cost of $4.5 million, or $1.16 per barrel, partially offset by contract renegotiations and recipe optimization of $12.1 million, or $3.09 per barrel.

Inflationary impacts of $11.1 million consist primarily of increased material costs of $4.4 million, costs of third-party production of $4.1 million, and internal brewery costs of $2.6 million.

Gross profit. Gross profit was $110.54 per barrel for the twenty-six weeks ended July 1, 2023, as compared to $106.31 per barrel for the twenty-six weeks ended June 25, 2022.

Advertising, promotional and selling expenses. Advertising, promotional and selling expenses decreased by $10.7 million, or 3.8%, to $274.8 million for the twenty-six weeks ended July 1, 2023, as compared to $285.5 million for the twenty-six weeks ended June 25, 2022, primarily due to decreased freight to distributors of $28.3 million from lower rates and volumes, partially offset by an increase in brand investments of $17.6 million, mainly driven by increased salaries and benefits costs of $10.0 million and higher investments in local marketing of $6.7 million.

Advertising, promotional and selling expenses were 27.1% of net revenue, or $70.67 per barrel, for the twenty-six weeks ended July l 1, 2023, as compared to 27.3% of net revenue, or $70.67 per barrel, for the twenty-six weeks ended June 25, 2022. This decrease per barrel is primarily due to decreasing advertising, promotional, and selling expenses.

General and administrative expenses. General and administrative expenses increased by $10.0 million, or 12.8%, to $88.6 million for the twenty-six weeks ended July 1, 2023, as compared to $78.5 million for the twenty-six weeks ended June 25, 2022, primarily due to increased consulting and legal costs.

Contract termination costs and other. The Company did not incur contract termination costs in the first half of 2023 compared to an expense of $5.3 million in the comparable prior year period primarily resulting from further negotiations with a supplier that terminated the agreement.

Impairment of brewery assets. Impairment of brewery assets increased by $1.9 million from the comparable period of 2022, due to higher write-offs of equipment at Company-owned breweries.

Income tax provision. The Company’s effective tax rate year-to-date was 27.5% compared to 25.1% year-to-date 2022. The increase in the tax rate for the twenty-six weeks ended July 1, 2023 as compared to the twenty-six weeks ended June 25, 2022 is primarily due to a decrease in the tax benefit of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as well as an increase to permanent, non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, stock repurchases, and investment in the Company’s business through capital expenditures.

Cash increased to $207.8 million as of July 1, 2023 from $180.6 million as of December 31, 2022, reflecting cash provided by operating activities and proceeds from the exercise of stock options and sale of investment shares, partially offset by repurchases of the Company's Class A common stock, purchases of property, plant, and equipment, and payments of tax withholdings on stock-based payment awards and investment shares.

Cash used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended July 1, 2023 was $101.1 million and consisted of net income of $49.1 million, non-cash items of $56.3 million, partially offset by a net increase in operating assets and liabilities of $4.2 million. Cash provided by operating activities for the twenty-six weeks ended June 25, 2022 was $121.5 million and consisted of net income of $51.4 million, non-cash items of $54.3 million, and a net decrease in operating assets and liabilities of $15.8 million. The decrease in cash provided operating activities for the twenty-six weeks ended July 1, 2023 compared to June 25, 2022 is primarily due to income tax refunds received in the prior year period.

The Company used $34.6 million in investing activities during the twenty-six weeks ended July 1, 2023, as compared to $50.3 million during the twenty-six weeks ended June 25, 2022. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $39.3 million during the twenty-six weeks ended July 1, 2023, as compared to $0.3 million provided by financing activities during the twenty-six weeks ended June 25, 2022. The $39.6 million decrease in financing activity cash flows in 2023 compared to 2022 is primarily due to the $45.9 million in repurchases of the Company's Class A common stock in the current year.

During the period from January 1, 2023 through July 21, 2023, the Company repurchased and subsequently retired 161,441 shares of its Class A Common Stock for an aggregate purchase price of $52.5 million. As of July 21, 2023, the Company had repurchased a cumulative total of approximately 14.0 million shares of its Class A Common Stock for an aggregate purchase price of approximately $893.0 million and had approximately $307.0 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of July 1, 2023 of $207.8 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended July 1, 2023.

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

Item 4. CONTROLS AND PROCEDURES

As of July 1, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Company's Board of Directors ("the Board") authorized the Company's share buyback program. In May 2023, the Board authorized an increase in the share buyback expenditure limit set for the program from up to $931.0 million to $1.2 billion. The Board did not specify a date upon which the authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.

As of July 21, 2023, the Company had repurchased a cumulative total of approximately 14.0 million shares of its Class A Common Stock for an aggregate purchase price of $893.0 million and had $307.0 million remaining on the $1.2 billion share buyback expenditure limit set by the Board.

During the twenty-six weeks ended July 1, 2023, the Company repurchased and subsequently retired 143,104 shares of its Class A Common Stock, including 1,034 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 - February 4, 2023	21,058	$351.21	20,770	$83,007
February 5, 2023 - March 4, 2023	19,379	340.70	19,266	76,434
March 5, 2023 - April 1, 2023	25,125	319.49	24,993	68,438
April 2, 2023 - May 1, 2023	30,447	316.72	30,132	58,841
May 1, 2023 - June 3, 2023	23,741	321.01	23,607	320,245
June 4, 2023 - July 1, 2023	23,354	325.69	23,302	312,647
Total	143,104	$327.70	142,070	$312,647

As of July 21, 2023, the Company had 10.1 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

The table below sets forth information regarding trading plans adopted by an executive officer that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c):

Name and Title	Date of Adoption of Plan	Duration of Plan	Aggregate Number of Shares to Be Purchased or Sold Pursuant to Plan	Description of the Material Terms of the Rule 10b5-1 Trading Arrangement
John C. Geist, Chief Sales Officer	May 15, 2023	August 14, 2023 - September 30, 2023	Up to 13,524	Options are to be exercised and the underlying shares sold over the duration of the plan

The aggregate number of options to be exercised per the Rule 10b5-1 trading agreement entered into during the period included any unsold shares from an ongoing agreement entered into during a prior quarter. 10,000 options were exercised during the thirteen weeks ended July 1, 2023 pursuant to the previous agreement. As of July 1, 2023, the maximum number of shares to be exercised under the current agreement was 3,524.

Item 6. EXHIBITS

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

10.1	Offer Letter to Matthew D. Murphy and the Company, dated May 12, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2023).

10.2	Offer Letter to Philip A. Hodges, Chief Supply Chain Officer, dated May 16, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 22, 2023).

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: July 27, 2023	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2023	/s/ Matthew D. Murphy
Matthew D. Murphy
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)