Form 10-Q
period 2023-09-30
BOSTON BEER CO INC
filed 2023-10-26
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2023:

Class A Common Stock, $.01 par value	10,123,052
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 30, 2023

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$310,778	$180,560
Accounts receivable	87,977	56,672
Inventories	148,402	148,450
Prepaid expenses and other current assets	32,242	27,461
Income tax receivable	-	10,126
Total current assets	579,399	423,269
Property, plant, and equipment, net	647,323	667,909
Operating right-of-use assets	37,456	43,768
Goodwill	112,529	112,529
Intangible assets, net	59,707	76,324
Third-party production prepayments	39,209	61,339
Other assets	41,265	35,635
Total assets	$1,516,888	$1,420,773
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$114,699	$84,248
Accrued expenses and other current liabilities	141,025	111,153
Current operating lease liabilities	9,030	8,866
Total current liabilities	264,754	204,267
Deferred income taxes, net	86,243	96,592
Non-current operating lease liabilities	38,461	45,274
Other liabilities	6,653	6,091
Total liabilities	396,111	352,224
Commitments and Contingencies (See Note H)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 10,116,181 and 10,238,009 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	101	102
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of September 30, 2023 and December 31, 2022	21	21
Additional paid-in capital	650,874	629,515
Accumulated other comprehensive loss	(210)	(210)
Retained earnings	469,991	439,121
Total stockholders' equity	1,120,777	1,068,549
Total liabilities and stockholders' equity	$1,516,888	$1,420,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue	$639,394	$634,332	$1,715,883	$1,746,642
Less excise taxes	37,795	37,879	100,980	103,833
Net revenue	601,599	596,453	1,614,903	1,642,809
Cost of goods sold	326,951	338,707	910,430	946,336
Gross profit	274,648	257,746	704,473	696,473
Operating expenses:
Advertising, promotional, and selling expenses	152,579	153,717	427,369	439,215
General and administrative expenses	42,241	37,382	130,834	115,929
Impairment of intangible assets	16,426	27,100	16,426	27,100
Impairment of brewery assets	1,900	1,181	3,916	1,302
Contract termination costs and other	—	—	—	5,330
Total operating expenses	213,146	219,380	578,545	588,876
Operating income	61,502	38,366	125,928	107,597
Other income (expense):
Interest income	3,478	759	6,977	809
Other expense	(913)	(891)	(1,137)	(1,592)
Total other income (expense)	2,565	(132)	5,840	(783)
Income before income tax provision	64,067	38,234	131,768	106,814
Income tax provision	18,772	10,948	37,394	28,134
Net income	$45,295	$27,286	$94,374	$78,680
Net income per common share – basic	$3.70	$2.21	$7.69	$6.39
Net income per common share – diluted	$3.70	$2.21	$7.67	$6.36
Weighted-average number of common shares – basic	12,228	12,321	12,268	12,313
Weighted-average number of common shares – diluted	12,233	12,344	12,280	12,342
Net income	$45,295	$27,286	$94,374	$78,680
Other comprehensive loss:
Foreign currency translation adjustment	(144)	(242)	—	(263)
Total other comprehensive loss, net of tax	(144)	(242)	—	(263)
Comprehensive income	$45,151	$27,044	$94,374	$78,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 30, 2023	September 24, 2022
Cash flows provided by operating activities:
Net income	$94,374	$78,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,603	60,765
Impairment of intangible assets	16,426	27,100
Impairment of brewery assets	3,916	1,302
Change in right-of-use assets	5,781	5,986
Stock-based compensation expense	12,313	10,328
Deferred income taxes	(10,349)	2,199
Other non-cash expense	40	312
Changes in operating assets and liabilities:
Accounts receivable	(31,253)	(37,745)
Inventories	3,786	(45,185)
Prepaid expenses, income tax receivable, and other current assets	3,986	52,680
Third-party production prepayments	22,130	20,845
Other assets	(9,368)	(7,661)
Accounts payable	31,341	67,620
Accrued expenses, other current liabilities, and other liabilities	29,217	(7,861)
Operating lease liabilities	(6,542)	(4,412)
Net cash provided by operating activities	232,401	224,953
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(48,777)	(70,313)
Proceeds from disposal of property, plant, and equipment	1,708	506
Net cash used in investing activities	(47,069)	(69,807)
Cash flows (used in) provided by financing activities:
Repurchases and retirement of Class A common stock	(62,477)	—
Proceeds from exercise of stock options and sale of investment shares	10,660	5,327
Cash paid on finance leases	(1,184)	(1,270)
Line of credit borrowings	—	30,000
Line of credit repayments	—	(30,000)
Payment of tax withholding on stock-based payment awards and investment shares	(2,113)	(3,474)
Net cash (used in) provided by financing activities	(55,114)	583
Change in cash and cash equivalents and restricted cash	130,218	155,729
Cash and cash equivalents and restricted cash at beginning of year	180,560	66,321
Cash and cash equivalents at end of period	$310,778	$222,050
Supplemental disclosure of cash flow information:
Income tax (payments) refunds, net	$(13,776)	$37,860
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$7,865	$5,839
Operating cash outflows from finance leases	$100	$58
Financing cash outflows from finance leases	$1,183	$1,195
Right-of-use-assets obtained in exchange for finance lease obligations	$2,825	$-
Decrease in accounts payable and accrued expenses for purchases of property, plant, and equipment	$(1,843)	$(2,162)
Non-cash financing activity – accrued excise taxes on share repurchases	$629	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net loss	—	—	—	—	—	—	(8,956)	(8,956)
Stock options exercised and restricted shares activities	20	1	—	—	(212)	—	—	(211)
Stock-based compensation expense	—	—	—	—	4,073	—	—	4,073
Repurchase and retirement of Class A Common Stock	(65)	(1)	—	—	—	—	(22,115)	(22,116)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Balance at April 1, 2023	10,193	$102	2,068	$21	$633,376	$(192)	$408,050	$1,041,357
Net income	—	—	—	—	—	—	58,035	58,035
Stock options exercised and restricted shares activities	44	1	—	—	8,517	—	—	8,518
Stock-based compensation expense	—	—	—	—	4,193	—	—	4,193
Repurchase and retirement of Class A Common Stock	(77)	(1)	—	—	—	—	(25,038)	(25,039)
Foreign currency translation adjustment	—	—	—	—	—	126	—	126
Balance at July 1, 2023	10,160	$102	2,068	$21	$646,086	$(66)	$441,047	$1,087,190
Net income	—	—	—	—	—	—	45,295	45,295
Stock options exercised and restricted shares activities	4	—	—	—	741	—	—	741
Stock-based compensation expense		—	—	—	4,047	—	—	4,047
Repurchase and retirement of Class A Common Stock	(48)	(1)	—	—	—	—	(16,351)	(16,352)
Foreign currency translation adjustment	—	—	—	—	—	(144)	—	(144)
Balance at September 30, 2023	10,116	$101	2,068	$21	$650,874	$(210)	$469,991	$1,120,777

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net loss	—	—	—	—	—	—	(1,955)	(1,955)
Stock options exercised and restricted shares activities	31	—	—	—	498	—	—	498
Stock-based compensation expense	—	—	—	—	2,922	—	—	2,922
Foreign currency translation adjustment	—	—	—	—	—	50	—	50
Balance at March 26, 2022	10,215	$102	2,068	$21	$615,042	$(144)	$369,903	$984,924
Net income	—	—	—	—	—	—	53,349	53,349
Stock options exercised and restricted shares activities	10	—	—	—	1,027	—	—	1,027
Stock-based compensation expense	—	—	—	—	4,808	—	—	4,808
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Balance at June 25, 2022	10,225	$102	2,068	$21	$620,877	$(215)	$423,252	$1,044,037
Net income							27,286	27,286
Stock options exercised and restricted shares activities	2	—			307			307
Stock-based compensation expense					2,598			2,598
Foreign currency translation adjustment						(242)		(242)
Balance at September 24, 2022	10,227	$102	2,068	$21	$623,782	$(457)	$450,538	$1,073,986

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

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 30, 2023 and September 24, 2022, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2023 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 30, 2023 and September 24, 2022, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

B. Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2022 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

C. Revenue Recognition

During the thirty-nine weeks ended September 30, 2023 and September 24, 2022, approximately 94% and 95%, respectively, of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 4% of the Company's revenue for the thirty-nine weeks ended September 30, 2023 and September 24, 2022. Approximately 2% and 1% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the thirty-nine weeks ended September 30, 2023 and September 24, 2022, respectively.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 30, 2023 and December 31, 2022, the Company has deferred $8.9 million and $6.8 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $18.6 million and $52.8 million for the thirteen and thirty-nine weeks ended September 30, 2023, respectively, and $17.7 million and $44.3 million for the thirteen and thirty-nine weeks ended September 24, 2022, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the

Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and thirty-nine weeks ended September 30, 2023 were $11.0 million and $32.0 million, respectively. For the thirteen and thirty-nine weeks ended September 30, 2023 the Company recorded certain of these costs in the total amounts of $8.3 million and $23.1 million, respectively, as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and thirty-nine weeks ended September 24, 2022 were $11.7 million and $28.9 million, respectively. For the thirteen and thirty-nine weeks ended September 24, 2022, the Company recorded certain of these costs in the total amount of $8.4 million and $21.6 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	September 30, 2023	December 31, 2022
	(in thousands)
Current inventory:
Raw materials	$72,910	$81,225
Work in process	23,640	20,374
Finished goods	51,852	46,851
Total current inventory	148,402	148,450
Long term inventory	9,454	13,192
Total inventory	$157,856	$161,642

As of September 30, 2023 and December 31, 2022, the Company has recorded inventory obsolescence reserves of $8.4 million and $22.0 million, respectively. The decline in the inventory obsolescence reserves from December 31, 2022 to September 30, 2023 is principally driven by the destruction of obsolete inventory.

E. Third-Party Production Prepayments

During the thirty-nine weeks ended September 30, 2023 and September 24, 2022, the Company brewed and packaged approximately 69% and 64%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

During the thirteen weeks ended March 26, 2022, the Company recorded $4.8 million of contract termination costs relating to the termination of a third-party production contract.

Total third-party production prepayments were $39.2 million and $61.3 million as of September 30, 2023 and December 31, 2022, respectively. The Company will continue expensing the total prepaid amount of $39.2 million as of September 30, 2023, all of which relates to its master transaction agreement and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement and other agreements with City Brewing, and will incur shortfall fees under these executory contracts. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks and thirty-nine weeks ended September 30, 2023, the Company incurred $0.5 million and $4.6 million, respectively, in shortfall fees. During the thirteen weeks and thirty-nine weeks ended September 24, 2022, the Company incurred $0.4 million in shortfall fees. As of September 30, 2023, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $114 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections and based on understandings reached with these third-party production facilities, the Company anticipates that it will recognize approximately $39 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2023	$5
2024	13
2025	12
2026	3
2027	3
2028	3
Thereafter	-
Total shortfall fees expected to be incurred	$39

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

Intangible assets. The Company’s intangible assets consist primarily of a trade name and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. The Dogfish Head trademark which was determined to have an indefinite useful life is not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

The Company's annual impairment testing date is September 1st of each fiscal year. In 2023, this testing resulted in an impairment of the Company's Dogfish Head and Coney Island trademark assets of $15.8 million and $0.6 million, respectively. In 2022, this testing resulted in an impairment of the Company's Dogfish Head trademark asset of $27.1 million.

The Company evaluated the negative trends of the Dogfish Head and Coney Island brands, including slower growth rates resulting from increased competition and updated its long-term financial forecasts. These updated forecasts for the brand included reductions in revenues from the continuing negative trends in the brand's beer products and the overall slowing craft beer industry sector which for Dogfish Head were partially offset by increases in revenues from the brand's emerging canned cocktail products. As a result of performing this assessment, the Dogfish Head trademark asset with a carrying value of $71.4 million was written down to its estimated fair value of $55.6 million and the Coney Island trademark asset with a carrying value of $1.6 million was written down to its estimated fair value of $1.0 million, resulting in a total impairment of $16.4 million which was recorded during the thirteen weeks ended September 30, 2023.

The Company’s intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

		As of September 30, 2023			As of December 31, 2022
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(1,077)	$2,723	$3,800	$(886)	$2,914
Trade names	Indefinite	56,984	—	56,984	73,410	—	73,410
Total intangible assets, net		$60,784	$(1,077)	$59,707	$77,210	$(866)	$76,324

Amortization expense in the thirteen and thirty-nine weeks ended September 30, 2023 was approximately $63,000 and $191,000, respectively. The Company expects to record amortization expense as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2023	$63
2024	253
2025	253
2026	253
2027	253
2028	253
Thereafter	1,395
Total amortization expense	$2,723

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$45,295	$27,286	$94,374	$78,680
Allocation of net income for basic:
Class A Common Stock	$37,542	$22,647	$78,276	$65,276
Class B Common Stock	7,660	4,580	15,908	13,214
Unvested participating shares	93	59	190	190
	$45,295	$27,286	$94,374	$78,680
Weighted average number of shares for basic:
Class A Common Stock	10,135	10,226	10,175	10,216
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	25	27	25	29
	12,228	12,321	12,268	12,313
Net income per share for basic:
Class A Common Stock	$3.70	$2.21	$7.69	$6.39
Class B Common Stock	$3.70	$2.21	$7.69	$6.39

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks and thirty-nine weeks ended September 30, 2023 and for the thirteen and thirty-nine weeks ended September 24, 2022:

	Thirteen weeks ended
	September 30, 2023			September 24, 2022
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$37,542	10,135	$3.70	$22,647	10,226	$2.21
Add: effect of dilutive common shares
Share-based awards	—	30		—	50
Class B Common Stock	7,660	2,068		4,580	2,068
Net effect of unvested participating shares	1	—		—	—
Net income per common share - diluted	$45,203	12,233	$3.70	$27,227	12,344	$2.21

	Thirty-nine weeks ended
	September 30, 2023			September 24, 2022
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$78,276	10,175	$7.69	$65,276	10,216	$6.39
Add: effect of dilutive common shares
Share-based awards	—	37		—	58
Class B Common Stock	15,908	2,068		13,214	2,068
Net effect of unvested participating shares	1	—		2	—
Net income per common share - diluted	$94,185	12,280	$7.67	$78,492	12,342	$6.36

For the thirteen weeks ended September 30, 2023, in accordance with the two-class method, weighted-average stock options to purchase approximately 83,797 shares and approximately 31,962 unvested share-based payments were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. For the thirty-nine weeks ended September 30, 2023, in accordance with the two-class method, weighted-average stock options to purchase approximately 76,548 shares of Class A Common Stock and approximately 32,962 unvested share-based payments were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 21,835 shares of Class A Common Stock and 10,421 performance-based stock awards were outstanding as of September 30, 2023 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

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

H. Commitments and Contingencies

Contractual Obligations

As of September 30, 2023, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Hops and malt	$48,220
Ingredients and packaging (excluding hops and malt)	43,723
Equipment and machinery	38,391
Brand support	33,280
Other	14,105
Total commitments	$177,719

The Company expects to pay $160.4 million of these obligations in the remainder of fiscal 2023, $10.8 million in fiscal 2024, $6.3 million in fiscal 2025 and $0.2 million in fiscal 2026.

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

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claimed that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company’s motion to dismiss the plaintiff’s complaint in the previously reported class action alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was granted by the Court on December 5, 2022. The plaintiff filed a notice of appeal on January 5, 2023 and filed its opening brief on April 11, 2023. The Company’s response was filed on July 10, 2023 and the plaintiff filed its reply on August 1,2023. The Company intends to continue to vigorously defend against these claims. Any ultimate outcome of this matter will depend in large measure on the nature and outcome of plaintiff’s appeal and estimating a range of potential loss, should the plaintiff’s appeal be granted, is not possible at this time.

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

I. Income Taxes

The following table provides a summary of the income tax provision for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Effective tax rate	29.3%	28.6%	28.4%	26.3%

The increase in the tax rate for the thirteen weeks ended September 30, 2023 as compared to the thirteen weeks ended September 24, 2022 is primarily due to a reduction in estimated annual pre-tax income due to non-cash impairment charges, with no corresponding decrease in permanent non-deductible items. The increase in the tax rate for the thirty-nine weeks ended September 30, 2023 as compared to the thirty-nine weeks ended September 24, 2022 is primarily due to an increase to permanent, non-deductible items as well as a decrease in the tax benefit related to stock-based compensation awards.

As of both September 30, 2023 and December 31, 2022, the Company had approximately $0.2 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 30, 2023 and December 31, 2022, the Company had approximately $0.2 million accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of September 30, 2023.

J. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of September 30, 2023, no borrowings were outstanding. As of September 30, 2023, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

At September 30, 2023 and December 31, 2022, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents balance was $310.8 million and $180.6 million, respectively, including money market funds amounting to $305.1 million and $174.2 million, respectively.

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

L. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	204,245	$334.26
Granted	51,278	324.78
Exercised	(47,005)	198.43
Forfeited/ Expired	(7,219)	410.53
Outstanding at September 30, 2023	201,299	$360.83	6.12	$18,439
Exercisable at September 30, 2023	97,832	$300.59	4.70	$11,591
Vested and expected to vest at September 30, 2023	168,216	$352.15	5.78	$16,995

Of the total options outstanding at September 30, 2023, 43,520 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2023, the Company granted options to purchase an aggregate of 24,769 shares of the Company’s Class A Common Stock to senior management with a weighted average fair value and exercise price per share of $161.52 and $323.80, respectively, of which all shares relate to performance-based stock options.

On May 15, 2023, the Company granted options to purchase an aggregate of 3,944 shares of the Company’s Class A Common Stock to a member of senior management with a fair value and exercise price per share of $152.15 and $308.14, respectively.

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

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2023
Expected Volatility	39.6%
Risk-free interest rate	3.8%
Expected Dividends	0.0%
Exercise factor	2.4
Discount for post-vesting restrictions	0.6%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2022	91,211	$410.22
Granted	61,422	304.03
Vested	(27,635)	341.55
Forfeited	(13,659)	364.46
Non-vested at September 30, 2023	111,339	$374.30

Of the total non-vested shares outstanding at September 30, 2023, 10,421 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

On May 2, 2023, the Company granted 317 shares of restricted stock units to a key employee, of which all shares vest ratably over service periods of up to four years. The fair value of the restricted stock units was $316.44 per share.

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

On September 3, 2023, the Company granted 137 shares of restricted stock units to a key employee, of which all shares vest ratably over service periods of up to four years. The fair value of the restricted stock units was $367.50 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Twenty-six weeks ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands)		(in thousands)
Amounts included in general and administrative expenses	2,677	1,764	7,361	6,773
Amounts included in advertising, promotional and selling expenses	1,370	834	4,952	3,555
Total stock-based compensation expense	$4,047	$2,598	$12,313	$10,328

Stock Repurchases

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On May 18, 2023, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $269.0 million, increasing the limit from $931.0 million to $1.2 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. Share repurchases under this program for the periods included herein were effected through open market transactions.

During the thirteen and thirty-nine weeks ended September 30, 2023, the Company repurchased and subsequently retired 47,887 and 189,957 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $16.2 million and $62.9 million, respectively. As of September 30, 2023, the Company had repurchased a cumulative total of approximately 14.0 million shares of its Class A Common Stock for an aggregate purchase price of approximately $903.5 million and had approximately $296.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

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

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The cost of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $0.4 million and $1.7 million during the thirteen weeks and thirty-nine weeks ended September 30, 2023, respectively, and were $0.7 million and $1.8 million during the thirteen weeks and thirty-nine weeks ended September 24, 2022, respectively. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. The excess cost over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was $0.2 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively. During the thirteen and thirty-nine weeks ended September 30, 2023, total net revenue recognized under these agreements amounted to approximately 1% and 3%, respectively, of the Company's total net revenues. During the thirteen weeks ended September 24, 2022, total net revenue recognized under these agreements amounted to approximately 1% of the Company's total net revenues.

N. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related parties expense recognized related to the lease was $91,000 for the thirteen weeks ended September 30, 2023 and September 24, 2022. Additionally, the Company incurred expenses of less than $25,000 to various other suppliers affiliated with the Dogfish Head founders during the thirteen weeks ended September 30, 2023 and September 24, 2022. Total related parties expense recognized related to the lease was $274,000 for the thirty-nine weeks ended September 30, 2023 and September 24, 2022. Additionally, the Company incurred expenses of less than $100,000 to various other suppliers affiliated with the Dogfish Head founders during the thirty-nine weeks ended September 30, 2023 and September 24, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week periods ended September 30, 2023, as compared to the thirteen and thirty-nine week period ended September 24, 2022. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 30, 2023 compared to Thirteen Weeks Ended September 24, 2022

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 30, 2023			September 24, 2022			Amount change	% change	Per barrel change
Barrels sold		2,286			2,345		(59)	(2.5)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$601,599	$263.14	100.0%	$596,453	$254.35	100.0%	$5,146	0.9%	$8.79
Cost of goods	326,951	143.01	54.3%	338,707	144.44	56.8%	(11,756)	(3.5)%	(1.43)
Gross profit	274,648	120.13	45.7%	257,746	109.91	43.2%	16,902	6.6%	10.22
Advertising, promotional, and selling expenses	152,579	66.74	25.4%	153,717	65.55	25.8%	(1,138)	(0.7)%	1.19
General and administrative expenses	42,241	18.48	7.0%	37,382	15.94	6.3%	4,859	13.0%	2.54
Impairment of intangible assets	16,426	7.18	2.7%	27,100	11.56	0.0%	(10,674)	100.0%	(4.38)
Impairment of brewery assets	1,900	0.83	0.3%	1,181	0.50	0.2%	719	60.9%	0.33
Total operating expenses	213,146	93.23	35.4%	219,380	93.55	36.8%	(6,234)	(2.8)%	(0.32)
Operating income	61,502	26.90	10.2%	38,366	16.36	6.4%	23,136	60.3%	10.54
Other income (expense), net	2,565	1.12	0.4%	(132)	(0.06)	(0.0)%	2,697	(2043.2)%	1.18
Income before income tax provision	64,067	28.02	10.6%	38,234	16.30	6.4%	25,833	67.6%	11.72
Income tax provision	18,772	8.21	3.1%	10,948	4.67	1.8%	7,824	71.5%	3.54
Net income	$45,295	$20	7.5%	$27,286	$12	4.6%	$18,009	66.0%	$8.18

Net revenue. Net revenue increased by $5.1 million, or 0.9%, to $601.6 million for the thirteen weeks ended September 30, 2023, as compared to $596.5 million for the thirteen weeks ended September 24, 2022, primarily as a result of price increases of $24.1 million partially offset by lower shipment volume of $14.9 million and $2.3 million of product mix impacts.

Volume. Total shipment volume decreased by 2.5% to 2,286,000 barrels for the thirteen weeks ended September 30, 2023, as compared to 2,345,000 barrels for the thirteen weeks ended September 24, 2022, reflecting decreases in the Company’s Truly, Samuel Adams, Angry Orchard and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

Depletions for the thirteen weeks ended September 30, 2023 decreased 6% from the prior year, reflecting decreases in the Company’s Truly, Angry Orchard, Samuel Adams and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands.

The Company believes distributor inventory as of September 30, 2023 averaged approximately five weeks on hand and was at an appropriate level for each of its brands.

Net revenue per barrel. Net revenue per barrel increased by 3.5% to $263.14 per barrel for the thirteen weeks ended September 30, 2023, as compared to $254.35 per barrel for the comparable period in 2022, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $143.01 per barrel for the thirteen weeks ended September 30, 2023, as compared to $144.44 per barrel for the thirteen weeks ended September 24, 2022. The 2023 decrease in cost of goods sold of $1.43, or 1.0%, per barrel was primarily due to decreases in inventory obsolescence of $9.4 million, or $4.11 per barrel, contract renegotiations and recipe optimization of $9.3 million, or $4.07 per barrel, partially offset inflationary impacts of $9.9 million, or $4.33 per barrel, and other cost of goods sold impacts of $5.5 million, or $2.41 per barrel.

Inflationary impacts of $9.9 million consist primarily of increased material costs of $5.8 million, costs of third-party production of $2.3 million, and internal brewery costs of $1.8 million.

Gross profit. Gross profit was $120.13 per barrel for the thirteen weeks ended September 30, 2023, as compared to $109.91 per barrel for the thirteen weeks ended September 24, 2022.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional and selling expenses. Advertising, promotional and selling expenses decreased by $1.1 million, or 0.7%, to $152.6 million for the thirteen weeks ended September 30, 2023, as compared to $153.7 million for the thirteen weeks ended September 24, 2022, due to decreased freight to distributors of $10.8 million from lower rates and volumes, partially offset by an increase in brand and selling costs of $9.6 million, mainly driven by higher salaries and benefits costs and increased media investments.

Advertising, promotional and selling expenses were 25.4% of net revenue, or $66.74 per barrel, for the thirteen weeks ended September 30, 2023, as compared to 25.8% of net revenue, or $65.55 per barrel, for the thirteen weeks ended September 24, 2022. This increase per barrel is primarily due to advertising, promotional, and selling expenses decreasing at a lower rate than shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $4.9 million, or 13.0%, to $42.3 million for the thirteen weeks ended September 30, 2023, as compared to $37.4 million for the thirteen weeks ended September 24, 2022, primarily due to higher salaries and benefits costs and increased consulting costs.

Impairment of intangible assets. Impairment of intangible assets reflects a $16.4 million non-cash impairment charge recorded for the Dogfish Head and Coney Island brands, taken as a result of the Company’s annual impairment analysis as of September 1, 2023. The impairment determination was primarily based on the latest forecasts of brand performance which has been below Company forecasts for the respective brands. In the third quarter of 2022, the Company recorded an impairment charge of $27.1 million for the Dogfish Head brand.

Impairment of brewery assets. Impairment of brewery assets of $1.9 million increased by $0.7 million from the comparable period of 2022, due to higher write-offs of equipment at Company-owned breweries.

Income tax provision. The Company’s effective tax rate for the third quarter was 29.3% compared to 28.6% in the prior year. The increase in the tax rate for the thirteen weeks ended September 30, 2023 as compared to the thirteen weeks ended September 24, 2022 is primarily due to a reduction in estimated annual pre-tax income due to non-cash impairment charges, with no corresponding decrease in permanent non-deductible items.

Thirty-nine Weeks Ended September 30, 2023 compared to Thirty-nine Weeks Ended September 24, 2022

	Thirty-nine Weeks Ended (in thousands, except per barrel)
	September 30, 2023			September 24, 2022			Amount change	% change	Per barrel change
Barrels sold		6,175			6,472		(297)	(4.6)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,614,903	$261.53	100.0%	$1,642,809	$253.83	100.0%	$(27,906)	(1.7)%	$7.70
Cost of goods	910,430	147.44	56.4%	946,336	146.22	57.6%	(35,906)	(3.8)%	1.22
Gross profit	704,473	114.09	43.6%	696,473	107.61	42.4%	8,000	1.1%	6.48
Advertising, promotional and selling expenses	427,369	69.21	26.5%	439,215	67.86	26.7%	(11,846)	(2.7)%	1.35
General and administrative expenses	130,834	21.19	8.1%	115,929	17.91	7.1%	14,905	12.9%	3.28
Impairment of intangible assets	16,426	2.66	1.0%	27,100	4.19	0.0%	(10,674)	100.0%	(1.53)
Impairment of brewery assets	3,916	0.63	0.2%	1,302	0.20	0.1%	2,614	200.8%	0.43
Contract termination costs and other	—	—	0.0%	5,330	0.82	0.0%	(5,330)	100.0%	(0.82)
Total operating expenses	578,545	93.69	35.8%	588,876	90.99	35.8%	(10,331)	(1.8)%	2.71
Operating income	125,928	20.40	7.8%	107,597	16.63	6.5%	18,331	17.0%	3.77
Other income (expense), net	5,840	0.95	0.4%	(783)	(0.12)	(0.0)%	6,623	(845.8)%	1.07
Income before income tax provision	131,768	21.35	8.2%	106,814	16.50	6.5%	24,954	23.4%	4.84
Income tax provision	37,394	6.06	2.3%	28,134	4.35	1.7%	9,260	32.9%	1.71
Net income	$94,374	$15	5.8%	$78,680	$12	4.8%	$15,694	19.9%	$3.13

Net revenue. Net revenue decreased by $27.9 million, or 1.7%, to $1,614.9 million for the thirty-nine weeks ended September 30, 2023, as compared to $1,642.8 million for the thirty-nine weeks ended September 24, 2022, primarily as a result of lower shipment volume of $75.4 million and $10.9 million of product mix impacts, partially offset by price increases of $61.4 million.

Volume. Total shipment volume decreased by 4.6% to 6,175,000 barrels for the thirty-nine weeks ended September 30, 2023, as compared to 6,472,000 barrels for the thirty-nine weeks ended September 24, 2022, reflecting decreases in the Company’s Truly, Angry Orchard, Samuel Adams, and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands. Comparable weeks shipments year-to-date decreased 5.5%.

Depletions for the thirty-nine weeks ended September 30, 2023, decreased 6% from the prior year, reflecting decreases in the Company’s Truly, Angry Orchard, Samuel Adams and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands. Comparable weeks depletions year-to-date decreased 5%.

Net revenue per barrel. Net revenue per barrel increased by 3.0% to $261.53 per barrel for the thirty-nine weeks ended September 30, 2023, as compared to $253.83 per barrel for the comparable period in 2022, primarily due to price increases.

Cost of goods sold. Cost of goods sold was $147.44 per barrel for the thirty-nine weeks ended September 30, 2023, as compared to $146.22 per barrel for the thirty-nine weeks ended September 24, 2022. The 2023 increase in cost of goods sold of $1.22, or 0.8% per barrel was primarily due to current year inflationary impacts of $21.0 million, or $3.40 per barrel, a contract settlement cost of $4.5 million, or $0.73 per barrel, and other cost of goods sold impacts of $5.5 million, or $0.89 per barrel, partially offset by contract renegotiations and recipe optimization of $21.4 million, or $3.47 per barrel, and decreases in inventory obsolescence of $2.1 million, or $0.34 per barrel.

Inflationary impacts of $21.0 million consist primarily of increased material costs of $10.2 million, costs of third-party production of $6.4 million, and internal brewery costs of $4.4 million.

Gross profit. Gross profit was $114.09 per barrel for the thirty-nine weeks ended September 30, 2023, as compared to $107.61 per barrel for the thirty-nine weeks ended September 24, 2022.

Advertising, promotional and selling expenses. Advertising, promotional and selling expenses decreased by $11.8 million, or 2.7%, to $427.4 million for the thirty-nine weeks ended September 30, 2023, as compared to $439.3 million for the thirty-nine weeks ended September 24, 2022, primarily due to decreased freight to distributors of $39.0 million from lower rates and volumes, partially offset by an increase in brand investments of $27.2 million, mainly driven by increased salaries and benefits costs and higher investments in local marketing and media.

Advertising, promotional and selling expenses were 26.5% of net revenue, or $69.21 per barrel, for the thirty-nine weeks ended September 30, 2023, as compared to 26.7% of net revenue, or $67.86 per barrel, for the thirty-nine weeks ended September 24, 2022. This increase per barrel is primarily due to advertising, promotional, and selling expenses decreasing at a lower rate than shipments.

General and administrative expenses. General and administrative expenses increased by $14.9 million, or 12.9%, to $130.8 million for the thirty-nine weeks ended September 30, 2023, as compared to $115.9 million for the thirty-nine weeks ended September 24, 2022, primarily due to increased consulting and increased salaries and benefits costs.

Impairment of intangible assets. Impairment of intangible assets reflects a $16.4 million non-cash impairment charge recorded for the Dogfish Head and Coney Island brands, taken as a result of the Company’s annual impairment analysis as of September 1, 2023. The impairment determination was primarily based on the latest forecasts of brand performance which has been below Company forecasts for the respective brands. In the third quarter of 2022, the Company recorded an impairment charge of $27.1 million for the Dogfish Head brand.

Impairment of brewery assets. Impairment of brewery assets of $3.9 million increased by $2.6 million from the comparable period of 2022, due to higher write-offs of equipment at Company-owned breweries.

Contract termination costs and other. The Company incurred contract termination costs in the thirty-nine weeks ended September 24, 2022 of $5.3 million primarily resulting from further negotiations with a supplier that terminated the agreement.

Income tax provision. The Company’s effective tax rate year-to-date was 28.4% compared to 26.3% year-to-date 2022 primarily due to an increase to permanent, non-deductible items as well as a decrease in the tax benefit related to stock-based compensation awards.

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

Cash increased to $310.8 million as of September 30, 2023 from $180.6 million as of December 31, 2022, reflecting cash provided by operating activities and proceeds from the exercise of stock options and sale of investment shares, partially offset by repurchases of the Company's Class A common stock, purchases of property, plant, and equipment, and payments of tax withholdings on stock-based payment awards and investment shares.

Cash used in operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 30, 2023 was $232.4 million and consisted of non-cash items of $94.7 million, net income of $94.4 million, and a net decrease in operating assets and liabilities of $43.3 million. Cash provided by operating activities for the thirty-nine weeks ended September 24, 2022 was $225.0 million and consisted of non-cash items of $108.0 million, net income of $78.7 million, and a net decrease in operating assets and liabilities of $38.3 million. The increase in cash provided operating activities for the thirty-nine weeks ended September 30, 2023 compared to September 24, 2022 is primarily due to decreases in inventory compared to increases in the comparable prior year period, higher net income, and lower impairment of intangible assets, partially offset by income tax refunds received in the prior year.

The Company used $47.1 million in investing activities during the thirty-nine weeks ended September 30, 2023, as compared to $69.8 million during the thirty-nine weeks ended September 24, 2022. Investing activities primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $55.1 million during the thirty-nine weeks ended September 30, 2023, as compared to $0.6 million provided by financing activities during the thirty-nine weeks ended September 24, 2022. The $55.7 million decrease in financing activity cash flows in 2023 compared to 2022 is primarily due to the $62.5 million in repurchases of the Company's Class A common stock in the current year, partially offset by proceeds from the exercise of stock options and sale of investment shares.

During the period from January 1, 2023 through October 20, 2023, the Company repurchased and subsequently retired 207,997 shares of its Class A Common Stock for an aggregate purchase price of $69.4 million. As of October 20, 2023, the Company had repurchased a cumulative total of approximately 14.0 million shares of its Class A Common Stock for an aggregate purchase price of approximately $910.0 million and had approximately $290.0 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 30, 2023 of $310.8 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

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

Significant judgement is required to estimate the fair value of the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, and the after-tax royalty savings expected from ownership of the trademark. The assumptions and projections used in the estimate of fair value are consistent with recent trends and represent the projections used in Company’s current strategic operating plans which include reductions in revenues from the Dogfish Head beer products which were partially offset with revenue growth from the new Dogfish Head canned cocktails products that were launched in 2021. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an additional impairment loss for the asset. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

The Company performed a sensitivity analysis on its significant assumptions used in the Dogfish Head trademark fair value calculation and determined the following:

A decrease in the annual forecasted revenue growth rate of 1.0% would result in a 5.2% decrease to the current fair value of $55.6 million.

A decrease in the discount rate of 1.5% would result in a 15.3% increase to the current fair value of $55.6 million and an increase in the discount rate of 1.5% would result in a 11.7% decrease to the current fair value of $55.6 million.

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

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Company's Board of Directors ("the Board") authorized the Company's share buyback program. In May 2023, the Board authorized an increase in the share buyback expenditure limit set for the program from $931.0 million to $1.2 billion. The Board did not specify a date upon which the authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.

As of October 20, 2023, the Company had repurchased a cumulative total of approximately 14.0 million shares of its Class A Common Stock for an aggregate purchase price of $910.0 million and had $290.0 million remaining on the $1.2 billion share buyback expenditure limit set by the Board.

During the thirty-nine weeks ended September 30, 2023, the Company repurchased and subsequently retired 191,369 shares of its Class A Common Stock, including 1,412 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 - February 4, 2023	21,058	$351.21	20,770	$83,007
February 5, 2023 - March 4, 2023	19,379	340.70	19,266	76,434
March 5, 2023 - April 1, 2023	25,125	319.49	24,993	68,438
April 2, 2023 - May 1, 2023	30,447	316.72	30,132	58,841
May 1, 2023 - June 3, 2023	23,741	321.01	23,607	320,245
June 4, 2023 - July 1, 2023	23,354	325.69	23,302	312,647
July 2, 2023 - August 5, 2023	26,755	313.85	26,752	304,250
August 6, 2023 - September 2, 2023	11,150	360.77	11,017	300,254
September 3, 2023 - September 30, 2023	10,360	370.78	10,118	296,457
Total	191,369	$330.03	189,957

As of October 20, 2023, the Company had 10.1 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

The table below sets forth information regarding trading plans adopted during the thirteen weeks ended September 30, 2023 by an executive officer that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c):

Name and Title	Date of Adoption of Plan	Duration of Plan	Aggregate Number of Shares to Be Purchased or Sold Pursuant to Plan	Description of the Material Terms of the Rule 10b5-1 Trading Arrangement
Carolyn O'Boyle, Chief People Officer	August 14, 2023	November 13, 2023 - April 30, 2024	Up to 611	Vested RSU and ISP shares sold over the duration of the plan

Item 6. EXHIBITS

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

10.1	Offer Letter to Diego Reynoso, Chief Finance Officer dated July 21, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 24, 2023.)

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: October 26, 2023	/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)