Form 10-K
period 2023-12-30
BOSTON BEER CO INC
filed 2024-02-27
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the Class A Common Stock ($0.01 par value) held by non-affiliates of the registrant totaled $2,937.59 million (based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 30, 2023). All of the registrant’s Class B Common Stock ($0.01 par value) is held by an affiliate.

As of February 23, 2024 there were 9,956,520 shares outstanding of the Company’s Class A Common Stock ($0.01 par value) and 2,068,000 shares outstanding of the Company’s Class B Common Stock ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting to be held on May 7, 2024 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 30, 2023

PART I.

Item 1. Business

General

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trademarks “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", "Truly Distilling Co.", “American Fermentation Company”, “General Admission Brewing Co.”, “TeaPot Worldwide”, and “Sun Cruiser Beverage Co.".

Boston Beer produces alcohol beverages, including flavored malt beverages, hard seltzer, beer, and hard cider at Company-owned breweries and its cidery and under contract arrangements at other brewery locations. The four primary Company-owned breweries are focused on production and research and development, including breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Milton, Delaware (the “Milton Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). These breweries, with the exception of the Pennsylvania Brewery, have tap rooms for retail sales on site. The Company produces a small but growing amount of distilled spirits and spirits based ready to drink beverages (“spirits RTDs”) at the Milton Brewery and other contract brewery locations.

The Company also operates three smaller local breweries that are mainly focused on brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases, supporting draft and package accounts in the respective local market areas. These local breweries are located in Boston, Massachusetts (the “Samuel Adams Boston Downtown Tap Room”), Rehoboth, Delaware (“Dogfish Head Brewings and Eats”), Los Angeles, California (the “Angel City Brewery" and "Truly LA”), and Cincinnati, Ohio ("Cincincatti Tap Room").

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

The Company’s flavored malt beverages, hard seltzers, beers, and hard ciders are primarily positioned in the market for High End beer occasions. The Company defines “High End” beers as including hard seltzer and flavored malt beverages, craft beers, domestic specialty beers, and most imported beer and hard cider that are called for by a High End beer drinker occasion. High End beers and beer occasions (the “High End category”) are determined by higher price, quality, image and taste, as compared with regular domestic beers. Boston Beer is one of the largest suppliers in the High End category in the United States.

The domestic beer industry, excluding the High End category, has experienced a decline in shipment volume over the last twenty years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high-quality, more flavorful beers, health and wellness trends and increased competition from wine and spirits companies. The Company estimates that the High End full year percentage volume changes in 2021, 2022 and 2023 were approximately 2%, (3%), and 1%, respectively. These trends are above the United States beer market volume changes in 2021, 2022 and 2023, of (5%), (5%), and (2%), respectively.

Before Prohibition, the United States beer industry consisted of hundreds of small breweries that brewed full-flavored beers. After the end of Prohibition, most domestic brewers shifted production to less flavorful, lighter beers, which use lower-cost ingredients, and can be mass-produced to take advantage of economies of scale in production. This shift towards mass-produced beers coincided with consolidation in the beer industry that by 2008 ultimately resulted in the two largest breweries, Anheuser-Busch InBev (“AB InBev”) and Molson Coors Beverage Company (“Molson Coors”), comprising over 90% of all United States domestic beer production. At the same time, during recent years the number of breweries in the United States has increased significantly from approximately 1,500 in 2009 to over 10,000 in 2023. Most of these breweries are craft (small and independent) brewers. The rise of craft breweries along with the growth of imported beers, flavored malt beverages, and hard seltzers has resulted in a decline in the volume of the two largest breweries who now comprise approximately 75% of all United States domestic beer production, excluding imports.

The Company and the alcohol industry, at large, is forecasting significant growth in a newly defined category named “Beyond Beer” that includes flavored malt beverages, hard seltzers, spirits RTDs, ciders, and other emerging beverages. The Company believes that the Beyond Beer category in dollars grew approximately 4% in 2022 and 6% in 2023 and is now approximately $9.6 billion at retail and 20% of the combined United States beer market and Beyond Beer category. The Company has approximately a 23% market share of the Beyond Beer category which is the second largest in the category.

Approximately 85% of the Company’s 2023 volume is in the Beyond Beer category. The Company believes that the Beyond Beer category is positioned to increase market share.

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

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages. The Company’s primary brands which include the Twisted Tea, Truly Hard Seltzer, Samuel Adams, Angry Orchard and Dogfish Head brands are all available nationally. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following and has become the largest selling flavored malt beverage brand. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2023. The Samuel Adams brand began in 1984 and the brand is recognized as one of the largest and most respected craft beer brands with a particular focus on lagers and seasonal beers. The Angry Orchard brand was launched in 2011 and since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Dogfish Head brand began in 1995 and is recognized as one of the most innovative and respected craft beer and spirits brand with a particular focus on India Pale Ales (“IPAs”) and spirits RTDs. In addition to its primary brands, the Company has two local brewery brands, Angel City® and Coney Island®, that primarily focus on local and regional distribution.

The Company entered the market for spirits RTDs through its Dogfish Head brand in 2021 followed by its Truly Vodka Soda brand in 2022. The Company is planning to launch additional RTD brands during the first quarter of 2024 which include Truly Tequila Soda brand and Sun Cruiser, a new spirit-based hard tea brand made with vodka.

In 2021, the Company entered separate licensing agreements with PepsiCo, Inc. (“Pepsi”) and Jim Beam Brands Co. (“Jim Beam”) to develop, market and sell alcohol beverages. During 2022 and 2023, the Company sold products under the brand names ‘Hard Mountain Dew’ under the Pepsi agreements and ‘Sauza Agave Cocktails’ and ‘Jim Beam Kentucky Coolers’ under the Jim Beam agreements. Also, the Company collected royalties under the Jim Beam agreement on Jim Beam shipments of ‘Truly Vodka’ and ‘Twisted Tea Whiskey’. While the Company believes these agreements represent strategic opportunities to increase volume in the longer term, these combined brands represented approximately 2% of net revenue in 2023.

Twisted Tea

The Company’s Twisted Tea products generally compete within the flavored malt beverage (“FMB”) category of the beer industry. The Company believes that the FMB category comprises approximately 7% of United States beer consumption and that the volume comprising the FMB category grew approximately 9% in 2022 and 16% in 2023. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category as well as many smaller national and regional competitors and a fast pace of product innovation.

The Company offers over ten styles of flavored malt beverages in the Twisted Tea brand family, most of which are available nationally in both the United States and Canada. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original, Twisted Tea Half and Half and variety packs in various standard can packages. During 2023, the Company increased its promotional efforts related to Twisted Tea Light and the style grew over 115% off a relatively small base.

Truly Hard Seltzer

The Company’s Truly Hard Seltzer brand generally competes within the hard seltzer category that has similar characteristics to the beer industry for reporting and regulatory purposes. This category grew rapidly in the early stages of its development and is highly competitive and includes large international and domestic competitors as well as many smaller national, regional and local craft breweries and hard seltzer companies. Beginning in the latter half of 2021 and continuing into 2023, the category saw sharp declines in volume. The Company believes that the hard seltzer category comprises approximately 6% of United States beer consumption and that the volume comprising the hard seltzer category grew 13% in 2021 and then declined 15% in 2022 and 21% in 2023. This relatively sudden and sharp decline has had a significant impact on the Company's business.

The Company offers over thirty styles of hard seltzer in the Truly Hard Seltzer brand family, most of which are available nationally in the United States. The majority of the promotional and distribution efforts for the Truly brand family in 2023 were focused on sleek can variety packages which include, Truly Berry Mix Pack, Truly Tropical Mix Pack, Truly Citrus Mix Pack, Truly Lemonade Seltzer Mix Pack, Truly Fruit Punch Mix Pack, and Truly Margarita Style Pack.

In early 2024, the Company is launching a new 8% ABV “Truly Unruly” variety pack, which will replace its Truly Margarita Style Pack, and a new Truly Party Pack, which will replace its Truly Tropical Pack.

Samuel Adams and Dogfish Head Beers

The Company’s Samuel Adams and Dogfish Head beers generally compete within the craft beer and domestic specialty beer category. The Company believes that the category comprises approximately 5% of United States beer consumption and that the volume comprising the category declined approximately 9% in 2022 and 3% in 2023. This category is highly competitive and includes large international and domestic competitors, as well as many smaller national, regional and local craft breweries.

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

The majority of the promotional and distribution efforts for the Samuel Adams brand family are focused on Samuel Adams Boston Lager and the Samuel Adams Seasonal program as well as Samuel Adams Just the Haze, a non-alcoholic hazy IPA that was released in early 2021 and Samuel Adams Gold Rush, a non-alcoholic golden lager that was released in early 2023. The two Samuel Adams non-alcoholic beers combined grew over 80% in 2023 and represent over 5% of the brands total volume. Most Samuel Adams beers are available nationally in various bottle, standard can, and keg packages.

The Samuel Adams brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Samuel Adams Downtown Boston Tap Room, Samuel Adams Boston Brewery Tap Room, and Samuel Adams Cincinnati Brewery Tap Room.

The Company offers over twenty-five styles of beer in the Dogfish Head brand family. The Dogfish Head brand began in 1995 and it is recognized as an early leader in bringing culinary innovations to the U.S. craft beer market. The majority of the promotional and distribution efforts for the Dogfish Head brand family are focused on continually-hopped Dogfish Head 60 Minute and 90 Minute IPAs, along with seasonal variety packs. These styles are offered in various can, bottle and keg packages. The Dogfish Head brand also releases a variety of specialty package and draft beers brewed in limited quantities at its Dogfish Head Brewings and Eats and Milton Brewery tasting room locations. The Company does not own distribution rights to the Dogfish Head beer and distilled spirits brands outside of the United States and Canada.

Angry Orchard Hard Cider

The Company’s Angry Orchard ciders compete within the hard cider category that has similar characteristics to the beer industry. The Company believes that the hard cider category comprises approximately 0.6% of United States beer consumption and that the volume comprising the category declined 10% in 2022 and 3% in 2023. This category is small and highly competitive and the competition consists mostly of many small regional and local hard cider companies.

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

Dogfish Head Spirit RTDs, Truly Vodka Soda and Truly Tequila Soda

The Company’s Dogfish Head Distilling Canned Cocktails brand and Truly Vodka and Tequilla Soda brands compete in the spirits RTD category. The Company believes that the spirits RTD category comprises over 11% of the United States Beyond Beer market and that the dollar value comprising the category increased 78% and 54% in 2022 and 2023, respectively. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local craft distilling companies.

The Dogfish Head brand began distilling spirits in 2002 and is considered one of the original craft distilleries. The Company offers over 15 styles of distilled spirits under the Dogfish Head brand in small quantities that are sold in limited markets. In 2021, the Company entered the market for spirits RTDs through its Dogfish Head brand.

The Company currently offers seven styles of spirits RTDs under the Dogfish Head brand that are available nationally in sleek can and sleek can variety packages.

The Company currently offers eleven styles of spirits RTDs under the Truly Vodka Soda brand that are available nationally in sleek can and sleek can variety packages. In the second half of 2023, the Company introduced its Truly Tequila Soda variety pack to limited test markets. The Company is planning to launch the Truly Tequila Soda variety pack nationally during the first quarter of 2024.

The Company continually evaluates the performance of its beverages and the rationalization of its product lines as a whole. Periodically, the Company discontinues certain styles and packages. For example, during the first half of 2023, the Company discontinued Truly Iced Tea Variety Pack and is planning to discontinue Truly Margarita Style Variety Pack and Truly Tropical Variety Pack during the first half of 2024. Certain styles or brands put on hiatus or discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

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

The Company’s most significant innovations in 2023 were the launches of new styles of its Truly Vodka Soda brand and its launch in limited markets of Truly Tequila Soda and Slingers, a new flavored malt beverage brand. In the first quarter of 2024, the Company is planning to launch Truly Tequila Soda nationally and expand Slingers to more markets. Also, during the first quarter of 2024, the Company is planning to launch two new brands in limited markets. These two new brands are Sun Cruiser, a new vodka based hard tea and General Admission, a new non-alcoholic beer. During the rest of 2024, the Company has plans to add new beverage styles and reformulate existing styles of beverages.

In May 2021, the Company announced that it was establishing a subsidiary to serve as a dedicated research and innovation hub in the federally regulated market of Canada focused on non-alcoholic cannabis beverages. This subsidiary enables the Company to develop and pilot unique cannabis beverages, while cannabis regulations continue to evolve in the United States and worldwide. The Company began selling limited quantities of cannabis beverage products in Canada under the TeaPot brand during the second half of 2022. The Company currently does not have plans to produce or sell any cannabis products outside of Canada.

Sales, Distribution, and Marketing

As dictated by the legal and regulatory environment, most all the Company’s sales are made to a network of over 300 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as grocery stores, club stores, convenience stores, liquor stores, bars, restaurants, stadiums and other traditional and e-commerce retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. The Company sells its products predominantly in the United States, but also has markets in Canada, Europe, Israel, Australia, New Zealand, the Caribbean, the Pacific Rim, Mexico, and Central and South America.

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beverages for a share of the drinker’s business, competes with other beverage companies for a share of the Distributor’s attention, time and selling efforts. During 2023, the Company’s largest individual Distributor accounted for approximately 3% of the Company’s gross sales. The top three individual Distributors collectively accounted for approximately 7% of the Company’s gross sales. In some states and countries, the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

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

Beginning in 2019, primarily as a result of higher than anticipated demand for the Truly Hard Seltzer and Twisted Tea brands and supply chain constraints, the Company began to have out of stocks and at times was not able to fully meet Distributor demand, particularly during the peak summer months. In response to these out of stocks, the Company began working with certain Distributors on plans to increase Distributor inventories of packaged inventory of Truly Hard Seltzer and Twisted Tea brands to ensure that drinker demand could be met. Beginning in the second half of 2021, as the hard seltzer category slowed significantly more than industry expectations, both Company inventory and Distributors inventory in terms of days on hand increased above historical levels. In 2021, this resulted in write-offs of excess inventory at the Company’s breweries and warehouses and lower orders as distributors aggressively reduced their inventory levels.

During 2022, the Company produced and sourced materials for Truly Hard seltzer and some of its newer brands at the upper end of its projections to avoid out of stocks at retail. This led to improved customer service levels and significantly fewer out of stocks but resulted in additional write-offs of excess inventory at the Company’s breweries and warehouses. During 2023, the Company significantly improved its supply chain functions which led to reduced inventories internally and at distributors, while improving customer service levels and significantly reducing write-offs of excess inventory. The Company continues to work on its supply chain transformation initiatives to better manage inventory and further reduce write-offs of excess inventory.

The Company believes distributor inventory as of December 30, 2023 was at an appropriate level for each of its brands and averaged approximately four weeks on hand compared to five weeks on hand at December 31, 2022.

Boston Beer has a sales force of over 475 people, which the Company believes is one of the largest in the domestic beer industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beverages and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns, including television, digital and social media, radio, billboards, and print. These media efforts are complemented by participation in sponsorships, which currently include the United States Soccer Federation, the Boston Red Sox, and other professional sports teams, the Boston Marathon, local concert and festivals, and industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neon signs, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness.

Packaging and Ingredients

Historically, the Company has been successful in obtaining sufficient quantities of the packaging materials and ingredients used in the production of its beverages. During 2020 and 2021, the Company experienced some supply chain constraints in packaging materials, primarily cans, that impacted the Company’s production schedules and increased can costs as a result of using a more expensive can supplier. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. The Company maintains competitive sources for most all packaging materials and ingredients. In 2023, certain flavorings, crowns and labels were each supplied by a single source; however, the Company believes that, given time to adjust, alternative suppliers are available. The most significant packaging and ingredients include:

Cans. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2023, approximately 79% of the Company’s total volume was packaged in cans and the Company expects that percentage to increase further in 2024. The demand for cans in the beverage industry significantly increased during 2020 and 2021 and there was a shortage of capacity, as can manufacturers adjusted their supply chains to keep up with the increased demand which had accelerated beginning in 2020 as alcohol consumption shifted from on-premise to off-premise. In 2021, as the Truly brand family and the Twisted brand families grew, the Company experienced supply shortages and these supply shortages impacted the Company’s production schedules and increased can costs as a result of using a more expensive can supplier. During 2022 and 2023, the Company did not have any significant disruptions in its can supply and the Company currently believes that it will have a sufficient supply of cans in 2024.

Flavorings and Fruit Juice. The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and a variety of flavors as part of their appeal to drinkers. The Company is working closely with various flavoring and fruit juice suppliers to ensure it has an adequate supply and currently believes that it will have sufficient supply of flavorings and fruit juice in 2024.

Cardboard. The Company’s beverages are packaged primarily in cardboard wraps, carriers and cardboard shipping cases. During 2020, the Company experienced a disruption to its supply of cardboard wraps which impacted its production schedules. Since 2020, the Company has not had any significant disruptions in its supply of cardboard and the Company currently believes that it will have a sufficient supply of cardboard wraps in 2024.

Glass. Some of the Company’s beverages are sold in glass bottles. Due to the COVID-19 pandemic during 2020 and 2021, the demand for glass bottles in the beverage industry significantly increased and there was a shortage of capacity, as glass manufacturers needed to adjust their supply chains to keep up with the increased demand. The most recent disruption was during the fourth quarter of 2020, which impacted production schedules. Since 2020, the Company has not had any significant disruptions in its supply of glass and the Company currently believes that it will have a sufficient supply of glass in 2024.

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2023 North American barley crop, which will support 2024 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity. The Company purchased most of the malt used in the production of its beers from four suppliers during 2023. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

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

The Company enters into purchase commitments with seven primary hop dealers and attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers, based on its best estimate of likely short-term demand. The Company classifies hops inventory in excess of two years of forecasted usage as other long term assets.

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

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2023, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for American apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture could affect both price and supply.

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

Production Strategy

The Company continues to pursue a production strategy that includes production at breweries owned by the Company and breweries and packaging facilities owned by others. The Company made capital investments in 2023 of approximately $63.9 million, most of which represented investments in these breweries. These investments were made to drive efficiencies and cost reductions and support product innovation. Based on its current estimates of future volumes and mix, the Company expects to invest between $90 million and $110 million in 2024 to meet those estimates. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.

The Pennsylvania Brewery, the Cincinnati Brewery and the Milton Brewery produced most of the Company’s shipment volume from breweries owned by the Company during 2023. The Pennsylvania Brewery is the Company’s largest brewery.

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

During the years ended December 30, 2023 and December 31, 2022, the Company brewed, fermented, and packaged approximately 71% and 65%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

The Company currently has a brewing and packaging services agreement with subsidiaries of City Brewing Company, LLC (“City Brewing”). During 2023 and 2022, City Brewing supplied approximately 22% and 26%, respectively, of the Company’s annual shipment volume, respectively. In accordance with the brewing and packaging services agreement, the Company has paid to City Brewing $113.4 million for capital improvements at City Brewing facilities and other pre-payments. During 2022, the Company amended its agreement with City Brewing to ensure access to capacity at a new location and continued access at certain existing locations. The agreement includes a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met. The Company has the contractual right to extend its agreement with City Brewing beyond the December 31, 2024 termination date on an annual basis through December 31, 2035.

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2023 and 2022, the Company recorded $9.5 million and $3.0 million, respectively, in shortfall fees. As of December 30, 2023, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $106 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections and based on understandings reached with these third-party production facilities, the Company anticipates that it will recognize approximately $41 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
2024	$13
2025	13
2026	3
2027	3
2028	2
Thereafter	7
Total shortfall fees expected to be incurred	$41

The Company currently expects that the percentage of total production at breweries and packaging facilities owned by others will be approximately 24% in 2024. The Company selects breweries and packaging facilities owned by others with one or more of: (i) sleek can packaging and automated variety packaging capability and capacity; (ii) first-rate quality control capabilities throughout the process; and (iii) the capability of utilizing traditional brewing, fermenting and finishing methods. Under its brewing and packaging arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities.

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

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End and Beyond Beer categories, through numerous flavored malt beverages, hard seltzers, beers, and spirit RTDs from existing beer brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing brands. In addition, AB InBev and Molson Coors have business units headquartered in the United States that are focused exclusively on competing in the High End and Beyond Beer categories. Imported beers, such as Modelo Especial®, Corona®, Heineken®, and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Constellation Brands (owner of the United States Distribution rights to Modelo Especial and Corona) and Heineken may have substantially greater financial resources, marketing strength and distribution networks than the Company.

More recently, beginning in 2021, large non-alcoholic beverage companies including The Coca-Cola Company (“Coke"), Pepsi, Monster Beverage Corporation (“Monster”), and Arizona Beverage Company (“Arizona") have begun to enter these markets directly or through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer, Simply Spiked Lemonade, and Peace Hard Tea. Coke also announced agreements with Constellation Brands to develop, market and sell FRESCA™ Mixed and with Brown Forman to develop, market and sell Jack Daniel's® Tennessee Whiskey and Coca-Cola®™ Ready-to-Drink Cocktail. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell Hard Mountain Dew, to take advantage of this trend. Pepsi also entered an agreement in late 2022 with FIFCO USA, a New York based brewery, to develop, market and sell Lipton Hard Iced Tea which launched during the first half of 2023. In addition, Monster acquired CaNarchy Craft Brewery Collective in early 2022 and launched the Beast Unleashed, a new brand of flavored malt beverages in early 2023 which includes Nasty Beast Hard Tea. Arizona, after earlier development and launch in 2020 in Canadian markets, launched Arizona Hard Tea in certain markets in the United States during 2023.

The Company’s Twisted Tea beverages compete generally within the FMB category of the beer industry. FMBs, such as Twisted Tea, Mike’s Hard Lemonade, Smirnoff Ice, Cayman Jack, Beast Unleashed, Bud Light Lime, Redd’s Apple Ale, Seagrams Escapes are typically priced competitively with High End beers. As Twisted Tea has grown, more hard teas have been introduced by competitors. Some of these hard tea competitors currently include Arizona Hard Tea, Arnold Palmer Spiked, Nasty Beast Hard Tea, VooDoo Ranger Hard Charged Tea, Hoop Hard Tea, 2Hoots Hard Tea and Peace Hard Tea. As noted earlier, the FMB category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Truly Hard Seltzer beverages compete primarily within the hard seltzer category of the beer industry. This category grew quickly from 2016 to 2021 and then declined in 2022 and 2023. The hard seltzer category, is highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with High End beers and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mark Anthony Brands under the brand name “White Claw” "White Claw Surf" and "White Claw Surge."; ABInBev under “Bud Light Seltzer”, and “Michelob Ultra Organic Seltzer”, and Molson Coors under “Vizzy Hard Sparkling Water” and "Topo Chico".

The Company’s Truly brand, including Truly Hard Seltzer, Truly Vodka Soda, and Truly Tequila Soda also compete against a sub-category of Spirits RTDs that the Company and the alcohol industry at large categorize as Spirit Seltzer and Soda. The Spirit Seltzer and Soda sub-category generally consists of lower calorie and lower alcohol Spirits RTDs that are similar in flavor and taste to the hard seltzer category beverages but at a higher price. The leading brand in the Spirit Seltzer and Soda category is owned by E&J Gallo Winery under the brand name "High Noon” and other competitors in the category include ABInBev under “Nutrl Vodka Seltzer”, Mark Anthony under "White Claw Vodka Soda" and "Rey Azul Tequila and Soda" and Molson Coors under "Topo Chico Spirited Can Cocktails".

The Company’s Samuel Adams and Dogfish Head beers compete primarily within the craft beer and domestic specialty beer category of the beer industry. The Company expects competition and innovation among domestic craft brewers to remain strong, as the number of craft brewers continues to grow. The Company estimates there are over 10,000 breweries in operation, up from approximately 1,500 operating breweries in 2009. Most of these new breweries are craft (small and independent) brewers. Also, some existing craft breweries are building more capacity, adding additional local tap rooms, expanding geographically and adding more SKUs and styles.

In recent years, there have been numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. The most significant acquisitions include Heineken’s acquisition of Lagunitas Brewing Company for approximately $1 billion and AB InBev’s and Molson Coors purchase of multiple smaller craft breweries.

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

The Company has adopted various policies and procedures intended to ensure that its facilities meet occupational health and safety requirements. The Company believes that it currently is in compliance with applicable requirements and will continue to endeavor to remain in compliance. In the future, however, new and more restrictive requirements could well be adopted, compliance with which might have a material, adverse financial effect on the Company and its operating results. There can be no assurances that such policies and procedures will be consistently followed and be sufficient to prevent serious accidents.

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

Human Capital Resources

As of December 30, 2023, the Company had 2,793 coworkers, of which 169 were represented by unions or similar organizations. The Company’s Executive Leadership Team (“ELT”) is comprised of the Company's CEO and seven of his direct reports who collectively have management responsibility for the Company's primary business areas, including but not limited to brewing, supply chain operations, sales, marketing, finance, legal, and people and culture. The Company’s Board of Directors and the ELT believe that succession planning, talent management, culture, and diversity, equity, and inclusion are critical to the Company’s continued success.

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

The Company also fosters a culture of ongoing training and education. Some examples of trainings provided to employees include New Co-Worker Orientation, Respectful and Effective Communications, Leading the Boston Beer Company Way, Selling Skills, Negotiations, and Building Brands. Over the past year, the Company has been particularly focused on delivering a Crucial Conversations class, designed to teach all employees refined skills for having “undiscussable” conversations. Employees also receive beer and cider education training during New Co-Worker Orientation. Then, after having been with the Company for one year, employees are encouraged to participate in further beer and cider education courses where they can train to be certified as industry experts in those areas. The Company believes that it has the most beer industry experts, called “Certified Cicerones,” in the beer industry.

In October 2020, the Company rolled out a formal mentoring and leadership program to connect dozens of senior and junior employees across a range of backgrounds with the purpose of diversifying perspectives, building networks, developing capabilities, growing competencies, and cultivating leadership.

The Company also regularly conducts internal engagement surveys of its employee base to help ensure that it is maintaining its culture. In 2023, over 83% of employees participated in the survey, which resulted in high scores in response to the questions related to pride in working for the Company, embodying the Company’s values, the Company’s concern for employee safety, personal well-being, and diversity, and creating a respectful work environment.

Diversity, Equity, and Inclusion

Core to the Company's "Our People" value is Diversity, Equity, and Inclusion (DE&I), which prioritizes building a diverse and fair-minded organization that recognizes and values differences. The Company committed to making Boston Beer a welcoming place to work for all employees, by fostering a culture where everyone feels heard, valued, and respected. These efforts reinforce a workplace that supports and uplifts coworkers to feel accepted, equal, and involved, and to increase diverse representation across our organization. In 2023, the Company set out to accomplish two objectives including hiring an Inclusion and Belonging Program Manager dedicated to supporting the continued efforts in this space.

The following are a few accomplishments tied to these objectives:

•
Prioritized inclusion and belonging to ensure coworkers feel heard, valued, and respected.
•
Rolled out visible pay ranges for all roles, including open job requisitions.

To support DE&I efforts, the Company previously established a “Value 4 Council” (named for the Company's 4th value, ‘our differences make us stronger’). This council, comprised of leaders across all departments, continues to engage in efforts supporting inclusion. To date, the Company has had two cohorts participate on the council and complete 15 hours of allyship training.

To promote an inclusive culture across the organization, the Company held six “Fearless Moments” discussion sessions. These sessions, featuring founders Jim Koch and Sam Calagione and facilitated by members of the Company's ELT and Value 4 Council, create a space for coworkers to reflect on the Company's values and their role in creating a community of belonging.

To improve its ability to cultivate a more diverse workforce, the Company refreshed its employer brand, prominently updating its public-facing website, www.bostonbeer.com. In 2023, this led to a 9% increase in total job applicants. Within that overall growth, the Company saw an increase in diverse candidates in several demographics in 2023.

In 2022, the Company clearly established an ongoing commitment to pay transparency. Pay transparency is the commitment from Boston Beer to provide coworkers visibility into the BBC’s pay philosophy, how the Company administers pay, and finally the pay range for individual jobs. To deliver on pay ranges, over the course of 8 months the Company:

•
Created ~1,500 unique pay statements for each eligible coworker.
•
Hosted over 50 comp 101 education sessions to educate on the Company's pay practices with every department.
•
Held 100+ leadership review sessions to ensure the details were accurate.
•
Provided deep education to managers to help deliver the statements.

Following the successful roll-out of pay ranges for existing coworkers, in November 2023, the Company began publicly disclosing salary ranges on job requisitions.

Corporate Social Responsibility

The Company’s Social Impact Team works with external partners and internal stakeholders across the organization to bring Corporate Social Responsibility initiatives to life for our coworker communities and for its brands. In 2023, the Company invested nearly $3 million into cause-marketing, bringing the total dollars spent since 2016 to more than $23 million.

Boston Beer Benevolence Days are curated one day service projects during which coworkers work together to support non-profit partners in the communities they work and live in. In 2023, Boston Beer coworkers participated in 47 separate Benevolence Days totaling more than 1800 hours with 45 community partners. Some of the projects coworkers supported in 2023 included food & clothing pantry sorting/packing, home building, clearing invasive species from waterways, community beautification, and trail cleanup. In addition, the Social Impact Team hosted onsite Benevolence opportunities at our BeerFest meetings. In Boston, coworkers assembled hygiene kits for 2 New England veterans organizations and at the Delaware BeerFest gathering they penned Veterans Day cards for those staying at a local shelter.

The Samuel Adams Brewing the American Dream® program celebrated a milestone 15th year in 2023, surpassing more than $100 million in loans to support small business owners. In partnership with Accion Opportunity Fund, the nation’s largest non-profit micro-lender, as well as other local non-profit partners, the initiative supports small business owners in the food, beverage, and brewing industries through access to business capital, coaching, and new market opportunities. The goal is to help strengthen small businesses, create local jobs, and build vibrant communities. Boston Beer coworkers provide one-on-one coaching for the entrepreneurs in subjects ranging from procurement, sales and marketing. At the Samuel Adams Boston Taproom we launched a series of Brewing The American Dream collaboration beers to bring visibility to small, local breweries.

In 2023, Dogfish Head’s Beer & Benevolence program invested more than $625,000 into the coastal Delaware community through organizations working to build community, amplify the arts and make positive environmental impact. Some of the 2023 Beer & Benevolence highlights included: 1,800 runners participating in the 2023 Dogfish Dash, raising $70,000 for the Delaware Center for the Inland Bays; our seafood restaurant Chesapeake & Maine contributing 135.5 bushels of shellfish shucks to the Don't Chuck Your Shucks program. These shucks contributed to the 2,700 oyster shell bags that help restore shorelines and protect marsh edges; and providing support to the Developing Artist Collaboration which provides artists with career development, peer connection and physical spaces.

The Company kicked off a three-year partnership with the newly formed National Black Brewers Association ("NB2A") in 2023, pledging financial support for the organization. The company has coworkers serving on the Advisory Board and the Business Council for the NB2A, whose mission is dedicated to addressing under-representation of Black people in the brewing industry.

Through these actions and others, the BBC Social Impact Team is focused on empowering coworkers, brands and partners to impact the Company's communities through inclusive engagement to deepen connections and make a difference.

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

The High End and Beyond Beer categories within the United States are highly competitive due to the participation of large domestic and international brewers in the categories and the increasing number of regional and local competitors, who distribute similar products that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the High End and Beyond Beer categories, through numerous launches of new hard seltzers, flavored malt beverages and spirit RTDs from existing brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing brands. Imported beers, such as Modelo Especial®, Corona®, Heineken®, and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Constellation Brands (owner of the United States distribution rights to Modelo Especial and Corona) and Heineken may have substantially greater financial resources, marketing strength and distribution networks than the Company. The Company anticipates competition will remain strong as some existing beverage companies are building more capacity, expanding geographically and adding more SKUs and styles. The potential for growth in the sales of flavored malt beverages, hard seltzers, craft-brewed domestic beers, imported beers and spirits RTDs is expected to increase the competition in the market for High End beer and Beyond Beer occasions within the United States and, as a result, the Company may well face competitive pricing pressures and the demand for and market share of the Company’s products may fluctuate and possibly decline.

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

Beginning in 2021, large non-alcoholic beverage companies including Coca-Cola Company (“Coke"), Pepsi, Monster Beverage Corporation (“Monster”) and Arizona Beverage Company ("Arizona") have begun to enter these markets directly or through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer, Simply Spiked Lemonade and Peace Hard Tea. Coke also announced agreements with Constellation to develop, market and sell FRESCA™ Mixed, a line of spirits RTDs and with Brown Forman to develop, market and sell Jack Daniel’s® Tennessee Whiskey and Coca-Cola®™ Ready-to-Drink Cocktail. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell alcohol beverages which include Hard Mountain Dew, to take advantage of this trend. In addition, Monster acquired CANarchy Craft Brewery Collective in early 2022 and launched the Beast Unleashed, a new brand of flavored malt beverages in early 2023 which includes Nasty Beast Hard Tea. Arizona, after earlier development and launch in 2020 in Canadian markets, launched Arizona Hard Tea in certain markets in the United States during 2023.

Due to the increased leverage that these larger companies have in distribution and sales and marketing expenses, the costs to the Company of competing could increase. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller beverage companies to maintain their market presence or enter new markets. Also, consolidation in the industry could also reduce the contract brewing capacity that is available to the Company. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.

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

The domestic beer industry, other than the market for High End beer occasions and Beyond Beer occasions, has experienced a decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful FMBs, hard seltzers, beers, and spirts RTDs, health and wellness trends and increased competition from wine and spirits companies. If consumption of the Company’s products in general were to come into disfavor among domestic drinkers, or if the domestic alcohol beverage industry were subjected to significant additional societal pressure or governmental regulations, the Company’s business could be materially adversely affected.

Additionally, certain states are considering or have passed laws and regulations that allow the sale and distribution of marijuana. Currently it is not possible to predict the impact of this on sales of alcohol, but it is possible that legal marijuana usage could adversely impact the demand for the Company’s products.

The Company is dependent on its distributors.

In the United States, where approximately 95% of its beverages are sold, the Company sells most of its alcohol beverages to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with over 300 Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership within the current distribution network could lead to less support of the Company’s products.

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

Risks Related to the Company's Business and Operations

There is no assurance that the Company will grow its business in the future or that the Company can adapt to the challenges of the changing competitive environment.

From 2015 to 2017, the Company experienced a decline in the demand for its products, as craft beer growth rates slowed and the hard cider category declined. From 2018 to 2021, the Company experienced increases in demand for its products, driven by growth in its Truly and Twisted Tea brands, and grew 13%, 22%, 37% and 22% in depletion volume for 2018, 2019, 2020 and 2021, respectively. Beginning in the second half of 2021, the market for hard seltzer products experienced decelerating growth trends, which resulted in a depletion volume decline of 5% in 2022 and 6% in 2023 (5% decline on a 52-week comparable basis). The slowdown in growth trends greatly impacted the Company's volume of production and shipments, as well as its volume projections for the future. The volume reduction also resulted in increased supply chain related costs. These costs include the destruction of excess inventory, provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts.

The Company is targeting a percentage change in shipments and depletion volume of between down single digits to up single digits. The Company’s ability to meet these targets may be affected by an increasing number of competing beverages. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. Additionally, changes in the use of media and technology are impacting the economics of how brands are marketed to drinkers and may be diminishing the traditional competitive advantage the Company may have had in buying national media relative to smaller brands. While the Company believes that a combination of innovation, new brand messaging and exploration of new media, and increased investment in sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, maintain the current levels of distributor and retailer support of its brands, and fund its current brand investment levels, and could potentially require a review of long term organization and brewery needs. Currently, the Company believes it can meet its volume targets in 2024 and return to volume growth in future years, but there is no guarantee its efforts will be successful or profitable.

The Company’s inability to react to changes in demand could have a material adverse effect on the Company’s operations or financial results.

Despite the depletion volume declines in 2023 of 6% (5% decline on a 52-week comparable basis), since 2017 demand for the Company’s products has grown significantly and its 2023 depletion volume was over two times 2017 volumes. During 2021, the market for hard seltzer products experienced decelerating growth trends which resulted in the annual volume growth rate declining from an increase of 158% in 2020 to 13% in 2021 and then a decrease of 15% in 2022 and 21% in 2023.

The changes in growth trends in the Company’s business, particularly for the Truly Hard Seltzer Brand, as well as added product complexity, heighten the management challenges that the Company faces. In recent years, the Company has had periods of excess capacity that were nevertheless accompanied by product shortages and service issues. As demand for its products grew from 2017 through the first half of 2021, the Company faced challenges in meeting demand. The challenges were both production constraints, primarily resulting from canning and variety pack capacity limitations, and can supply constraints. During this period, the Company experienced increased inventory obsolescence, operational, and freight costs, as it reacted. In response to these issues, the Company significantly increased its packaging capabilities and tank capacity and added personnel to address these challenges.

With a decline in volume over the second half of 2021 through 2023, the Company then incurred additional supply chain related costs associated with downsizing its production model to adjust to reduced demand. In recent periods, the Company has been able to better match its supply chain to meet demand, but a sudden increase could result in a recurrence of challenges in meeting demand and a sudden decrease could result in other incremental costs. There can be no assurance that the Company will effectively address changing consumer demand or manage increasing product complexity, without experiencing similar issues in the future. Planning failures, operating inefficiencies, insufficient employee training, control deficiencies, or other similar issues could well have a material adverse effect on the Company’s business and financial results. Growth or decline in the Company’s revenues, changes in operating procedures, and increased complexity have required significant capital investment. The Company on an overall basis has yet to see any operating cost leverage from these investments and there is no guarantee that it will.

The Company remains reliant on third party-owned breweries, particularly City Brewing Company, LLC, to meet demand and the percentage of its volume produced at Company owned breweries decreased from over 90% in 2017 to approximately 71% in 2023. The Company currently expects that the percentage of total production at Company owned breweries in 2024 will be over 75%. The Company expects its reliance on production at City Brewing Company, LLC to decline from approximately 22% of production in 2023 to approximately 20% of production in 2024.

The Company’s ability to grow and to meet potentially increasing consumer demand will be affected by:

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

If the Company were unable to increase supply to meet increased consumer demand for its products, the Company’s business and financial results could well be adversely affected. Alternatively, if there is a sudden decline in demand for the Company’s products, additional costs and inefficiencies could likely result from efforts to adjust the Company’s production model accordingly.

The Company’s advertising and promotional investments may affect the Company’s financial results but not be effective.

The Company has made and expects to continue to make, significant advertising and promotional expenditures to enhance its existing brands and promote new brands. These expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. While the Company attempts to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales.

The Company is dependent on key packaging suppliers and an increase in packaging costs could harm the Company’s financial results.

The demand for packaging materials in the beverage industry has increased and during 2020 and 2021 there was a shortage of capacity, as manufacturers adjusted their supply chains to keep up with the increased demand, caused by the COVID-19 pandemic. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2020 and 2021, as the Truly and the Twisted brand families grew significantly and overall demand for cans increased, the Company experienced supply constraints for cans. These supply constraints impacted the Company’s production schedules and increased can cost by having to use a more expensive supplier. These pressures were reduced during 2022 and 2023 and the Company currently believes it will have a sufficient supply of packaging materials for 2024.

The Company maintains competitive sources for the supply of packaging materials, such as cans, glass, cardboard wraps and shipping cases. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2023, certain flavorings, crowns, and labels were each supplied by single sources. Although the Company believes that alternative suppliers are available, the loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition, change in control and consolidation activity in several of the packaging supplier networks which could potentially lead to further disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices.

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

The Company purchases a substantial portion of the ingredients used in its beverages, including its flavorings, fruit juice, malt, hops, apples, and other ingredients, from a limited number of domestic and foreign suppliers. The Company has historically not experienced material difficulties in obtaining timely delivery from its ingredient suppliers and currently believes that it will have sufficient supply of ingredients in 2024. The Company believes that there are alternative sources available for some of the ingredients, but there can be no assurance that the Company would be able to acquire such ingredients from substitute sources on a timely or cost-effective basis, if current suppliers could not adequately fulfill orders. The loss or significant reduction in the capability of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements were secured.

The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers.

The Company purchased most of the malt used in the production of its beer from four suppliers during 2023. Nevertheless, the Company believes that there are other malt vendors available that are capable of supplying part of its needs. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

The Company uses Noble hop varieties from Europe for many of its Samuel Adams beers and also uses hops grown in other areas of Europe, the United States, and New Zealand. Noble hops are grown in several specific areas in Germany and the Czech Republic that are recognized for growing hops with superior taste and aroma properties. The Company stores its hops in multiple cold storage warehouses to minimize the impact of a catastrophe at a single site. The performance and availability of the hops, as with any agricultural product, may be materially adversely affected by factors such as adverse weather or pests and there is no guarantee the contracts will be fulfilled completely. The Company has purchase commitments with seven primary hop dealers and attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply and procures hops needed for new beers, based on its best estimate of likely short-term demand. The failure of management’s assumptions regarding future sales growth, product mix and hops market conditions to prove accurate could result in future material losses.

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

The Company’s reliance on breweries owned by others and an inability to leverage investment in the Company-owned breweries could have a material adverse effect on the Company’s operations or financial results.

During 2023, the Company produced approximately 71% of its volume at breweries owned by the Company and, as noted above, anticipates producing 75% of its volume at breweries owned by the Company in 2024. While, on balance, the Company views greater reliance on its own breweries favorably, this reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. Management believes that it has alternatives available to it, in the event that production at any of its brewing locations is temporarily interrupted, although as volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak seasons. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shutdowns, pandemic-related or other staffing shortages, or natural or unavoidable catastrophes. If interruptions were to occur, the Company could face significant delays in starting replacement brewing locations and its operating results could be materially adversely affected.

The Company continues to avail itself of capacity at third-party production facilities. Also as noted above, during 2023, approximately 22% of the Company’s annual shipment volume was brewed and/or packaged under service agreements with City Brewing Company, LLC. In selecting third party breweries for brewing services arrangements, the Company carefully weighs a brewery’s sleek can packaging and automated variety packaging capability and capacity, its quality control capabilities throughout the production process and its ability to utilize traditional brewing, fermenting and finishing methods. To the extent that the Company needs to avail itself of a third-party production services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the brewing capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

As the beer industry continues to consolidate and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew, ferment or package some of its products, if necessary, has become a more significant concern and, thus, there is no guarantee that the Company’s needs will be uniformly met. The Company continues to work at its Company-owned breweries and with its third-party production partners to attempt to minimize any potential disruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production and/or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s business and financial results. A production interruption caused by an acquisition or change of control of City Brewing or a simultaneous interruption at several of the Company’s other production locations would likely cause significant disruption, increased costs and, potentially, lost sales.

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

The Company has and is likely to experience changes in key leadership or key positions regularly. The departure of key leadership personnel can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful succession planning or external hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the current declining growth environment the Company is facing. Failure to attract and retain the right talent, or to manage the transition of responsibilities resulting from such turnover smoothly, would affect the Company's ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.

The Company has significantly increased its product offerings and distribution footprint, which increases complexity and could adversely affect the Company’s performance and financial results.

The Company has significantly increased the number of commercially available flavored malt beverages, hard seltzers, beers, hard ciders, and spirits RTDs that it produces. In the last five years, the Company has developed, introduced and reformulated many new and existing beverage styles under the Twisted Tea, Truly Hard Seltzer, Samuel Adams and Angry Orchard brands. The Dogfish Head brand, acquired in July 2019, currently has over 25 styles of beer, 15 styles of distilled spirits, 7 spirits RTDs, two brewery tap rooms, a restaurant, and a boutique inn. In January 2020, the Company opened the Samuel Adams Tap Room and small brewery in downtown Boston. The Company currently operates 8 retail locations, including seven brewery tap rooms, a cidery tasting room and a restaurant, where its beverages are sold and consumed on-premise. The Company’s most significant innovations in 2023 were the launches of new styles of its Truly Vodka Soda brand and its launch in limited markets of Truly Tequila Soda and Slingers, a new flavored malt beverage brand. In the first quarter of 2024, the Company is planning to launch Truly Tequila Soda nationally and expand Slingers to more markets. Also, during 2024, the Company has plans to add new beverage styles and reformulate existing styles of beverages. During the first quarter of 2024, the Company is launching two new brands in limited markets. These two new brands are Sun Cruiser, a new vodka based hard tea brand and General Admission, a new non-alcoholic beer brand.

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

The success of the Company's brands depends upon the positive image that drinkers have of those brands and maintaining a good reputation is critical to selling our branded products. Our reputation could be impacted negatively by public perception, adverse publicity, negative comments in social media, or our responses to negative publicity or comments, either by members of the Company or those who may be affiliated with it. There is also no guarantee that the brand equities that the Company has built in its brands will continue to appeal to drinkers. Changes in drinker attitudes or demands, or competitor activity and promotion, could adversely affect the strength of the Company’s brands and the revenue that is generated from that strength. It is possible that the Company could react to such changes and reposition its brands, but there is no certainty that the Company would be able to maintain volumes, pricing power and profitability. It is also possible that marketing messages or other actions taken by the Company could damage its brand equities, as opposed to building them. If such damage were to occur, it would likely have a negative effect on the financial condition of the Company.

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

The Company depends on information technology to be able to operate efficiently and interface with customers and suppliers, as well as maintain financial and accounting reporting accuracy to ensure compliance with all applicable laws. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breaches. The Company recognizes that many groups on a world-wide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware and ransomware. The Company has dedicated internal and external resources to review and address such threats. However, as with all large information technology systems, the Company’s systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting information, disrupting business processes, or engaging in the unauthorized use of strategic information. Such unauthorized access could disrupt business operations and could result in the loss of assets or revenues, remediation costs or damage to the Company’s reputation, as well as litigation against the Company by third parties adversely affected by the unauthorized access. Such events could have a material adverse effect on the Company’s business and financial results. The Company also relies on third parties for supply of software, software and data hosting and telecommunications and networking, and is reliant on those third parties for the quality and integrity of these complex services. Failure by a third-party supplier could have material adverse effects on the Company’s ability to operate.

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

The Company’s acquisition of Dogfish Head included intangible assets that are marked to fair value on an annual basis, which have resulted and could in the future further result in impairment charges that have an adverse impact on the Company’s operating results.

On July 3, 2019, the Company completed its acquisition of Dogfish Head Brewery and various related operations, through the acquisition of all of the equity interests held by certain private entities in Off-Centered Way LLC, the parent holding company of the Dogfish Head Brewery operations. During 2022 and 2023, the Company recorded $27.1 million and $15.8 million, respectively, in non-cash impairment charges for the Dogfish Head brand, as a result of the Company’s annual impairment analysis. The impairment determination was primarily based on the latest forecasts of brand performance which have been below the Company’s projections made on the acquisition date. As of December 30, 2023, the Dogfish Head brand intangible asset was valued at $55.6 million on the Company’s statement of financial position. The Company cannot assure that there will not be further non-cash impairment charges recognized on the Company’s Dogfish Head brand intangible assets that would have a material adverse effect on the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2023 fiscal year, and (3) remain unresolved.

Item 1C. Cybersecurity

The Company faces motivated and persistent cybersecurity threats from a variety of adversaries on a daily basis. As a manufacturing company dispersed across multiple states supported by a global supply chain, the Company recognizes the critical importance of maintaining the safety and security of its networks and systems, as well as ensuring the confidentiality, integrity, and availability of its data. The Company employs a holistic process for overseeing and managing cybersecurity and information security risks which is supported by both management and its Board of Directors.

As described in more detail below, the Company has established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. The Company has devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations and intends to continue to make significant investments to maintain the security of its data and cybersecurity infrastructure.

The Company's cybersecurity program is led by its Chief Information Security Officer (CISO), who reports to its Chief Information Officer (CIO). The CISO is responsible for management of cybersecurity risk and the protection and defense of the Company's networks and systems. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in incident response, forensics, threat intelligence, vulnerability management, and mitigation. The Company's cybersecurity team has processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees, mechanisms to detect and monitor unusual network and endpoint activity, integrated threat intelligence, and containment and incident response tools. The cybersecurity team also leverages multiple third-party security programs for full-time monitoring of security stacks and on-demand support to act as force multipliers in the event of severe or critical security events.

The Company's Board of Directors has ultimate oversight of cybersecurity risk and aids in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board of Directors is assisted by the Audit Committee, which regularly reviews the cybersecurity program with management and reports to the Board of Directors. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur at least once annually, or more frequently as determined to be necessary or advisable.

The Company's approach to cybersecurity risk management includes the following key elements:

•
Multi-Layered Defense and Continuous Monitoring. The Company works to protect its computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from its defense and monitoring efforts to proactively prevent future attacks. The Company utilizes best-in-class SIEM technologies, data analytics and threat intelligence to detect anomalies and search for cyber threats. The Company's internal cybersecurity team and third-party security services provide comprehensive cyber threat detection and response capabilities and maintain a full-time monitoring system which complements the technology, processes and threat detection techniques we use to monitor, manage and mitigate cybersecurity threats. From time to time, the Company engages third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats and also periodically uses its Internal Audit function to conduct additional reviews and assessments.
•
Third-Party Risk Assessments. The Company conducts information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and its standard terms and conditions contain contractual provisions requiring certain security protections.
•
Training and Awareness. The Company conducts monthly attack simulations across the Company and provide awareness training to our coworkers to help identify, avoid and mitigate cybersecurity threats. Employees with network access participate annually in required training, including spear phishing, malware, access control, and other awareness training. The Company also periodically hosts tabletop exercises with management and other employees to practice rapid cyber incident response;
•
Supplier Engagement. The Company requires its suppliers to comply with its standard information security terms and conditions as a condition of doing business, and requires them to complete information security questionnaires to review and assess any potential cyber-related risks depending on the nature of the services being provided. The Company also monitors supplier network access to its networks and systems.

While the Company has experienced minor cybersecurity incidents in the past, to date none have materially affected the Company or its financial position, results of operations and/or cash flows. The Company continues to invest in the cybersecurity and resiliency of its networks and to enhance its internal controls and processes, which are designed to help protect its systems, infrastructure, and the information they contain.

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

The Company leases approximately 7,100 square feet of space within the retail section of MCU Park in Brooklyn, New York on which it previously maintained a Coney Island brand tap room and small brewery. The current term of the lease for this facility will expire in 2025.

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

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claimed that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company’s Motion to Dismiss the Amended Complaint was granted by the Court on December 5, 2022. The plaintiff filed a notice of appeal on January 5, 2023. After briefing and oral argument on the appeal, the United States Court of Appeals for the Second Circuit affirmed the dismissal on November 22, 2023. The Mandate of the United States Court of Appeals was issued and transmitted to the District Court on December 15, 2023.

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. On February 23, 2023 and April 4, 2023, Ardagh and the Company engaged in mediation sessions with a neutral, third-party mediator, but were not able to resolve the matter and the litigation will proceed. On May 5, 2023, the Company filed an Answer in response to the Complaint, and Counterclaims against Ardagh. On June 26, 2023, Ardagh filed a Motion to Dismiss Certain Counterclaims and a Motion to Strike Certain Affirmative Defenses, to which the Company filed Oppositions on July 24, 2023. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. The parties are currently engaged in the fact discovery phase of the matter and the range of potential outcomes cannot be estimated at this time.

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The graph set forth below shows the value of an investment of $100 on January 1, 2019 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) for the five years ending December 30, 2023.

Total Return to Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/28/2019	12/26/2020	12/25/2021	12/31/2022	12/30/2023
The Boston Beer Company, Inc.	58.59	167.97	(48.29)	(37.22)	4.88
S&P 500 Index	32.97	16.40	29.44	(17.40)	26.29
S&P 500 Beverages Index	23.99	6.56	14.51	8.93	(1.98)

		INDEXED RETURNS Years Ending
Company Name / Index	Base Period 12/30/2018	12/28/2019	12/26/2020	12/25/2021	12/31/2022	12/30/2023
The Boston Beer Company, Inc.	100	158.59	424.98	219.78	137.98	144.71
S&P 500 Index	100	132.97	154.78	200.35	165.49	209.00
S&P 500 Beverages Index	100	123.99	132.12	151.29	164.81	161.54

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
DOLLARS
500
400
300
200
100
0
2018
2019
2020
2021
2022
2023
The Boston Beer Company, Inc.
S&P 500 Index
S&P 500 Beverages Index

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange under the symbol SAM.

There were 6,875 holders of record of the Company’s Class A Common Stock as of February 23, 2024. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 23, 2024, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $354.43.

Class A Common Stock

At December 30, 2023, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $0.01, of which 10,057,950 were issued and outstanding, which includes 24,647 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 30, 2023, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $0.01, of which 2,068,000 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 23, 2024, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of Class A Common Stock

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On May 18, 2023, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $269.0 million, increasing the limit from $931.0 million to $1.2 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. As of December 30, 2023, the Company had repurchased a cumulative total of approximately 14.1 million shares of its Class A Common Stock for an aggregate purchase price of approximately $933.5 million and had approximately $266.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

During fiscal year 2023, the Company repurchased and subsequently retired 276,045 shares of its Class A Common Stock for an aggregate purchase price of $92.9 million. Additionally, the Company repurchased 1,891 shares of its Class A Common

Stock for repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 - February 4, 2023	21,058	$351.21	20,770	$83,007
February 5, 2023 - March 4, 2023	19,379	340.70	19,266	76,434
March 5, 2023 - April 1, 2023	25,125	319.49	24,993	68,438
April 2, 2023 - May 6, 2023	30,447	316.72	30,132	58,841
May 7, 2023 - June 3, 2023	23,741	321.01	23,607	320,245
June 4, 2023 - July 1, 2023	23,354	325.69	23,302	312,647
July 2, 2023 - August 5, 2023	26,755	313.85	26,752	304,250
August 6, 2023 - September 2, 2023	11,150	360.77	11,017	300,254
September 3, 2023 - September 30, 2023	10,360	370.78	10,118	296,457
October 1, 2023 - November 4, 2023	32,349	351.09	32,067	285,152
November 5, 2023 - December 2, 2023	33,334	342.29	33,275	273,755
December 3, 2023 - December 30, 2023	20,884	350.76	20,746	266,457
Total	277,936	$335.51	276,045	$266,457

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in the Company's Form 10-K for the fiscal year ended December 31, 2022, filed on February 22, 2023, for reference to discussion of the fiscal year ended December 25, 2021, the earliest of the three fiscal years presented.

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

Most of the Company’s beverages which include flavored malt beverages, hard seltzers, beers, and hard ciders, are primarily positioned in the market for High End beer occasions. High End beers and beer occasions (the “High End category”) are determined by higher price, quality, image and taste, as compared with regular domestic beers. Boston Beer is one of the largest suppliers in the High End category in the United States. The High End category has seen high single-digit compounded annual growth over the past ten years. The Company believes that the High End category is positioned to increase market share in the total beer category, as drinkers continue to trade up in taste and quality. The Company estimates that the High End full year percentage volume changes in 2021, 2022 and 2023 were approximately 2%, (3%) and 1% respectively. These trends are above the estimated United States beer market volume changes in 2021, 2022 and 2023, of (5%), (5%) and (2%) respectively.

The market for hard seltzer products has experienced declining annual volume growth rate trends from estimated growth of 158% in 2020 and 13% in 2021 to an estimated decline of 15% in 2022 and 21% in 2023. The decline in volume trends has negatively impacted the Company's volume of depletions, or Distributor sales to retailers, and shipments, as well as its projections for the future. The decline in volume trends resulted in several supply chain related costs recorded during the second half of 2021 and 2022. These costs included provisions for excess and obsolete inventories, property, plant, and equipment impairments, write-offs of third-party production prepayments, and provisions for costs associated with the termination of various third-party production contracts.

Depletions of the Company’s beverages for the 52 week fiscal period ended December 30, 2023, decreased approximately 6% from the 53 week fiscal period in the prior year.

Depletions of the Company’s beverages for the 53 week fiscal period ended December 31, 2022, decreased approximately 5% from the comparable 52 week fiscal period in the prior year.

Results of Operations

Year Ended December 30, 2023 (52 weeks) Compared to Year Ended December 31, 2022 (53 weeks)

	Year Ended (in thousands, except per barrel)
	Dec. 30 2023			Dec. 31 2022			Amount change	% change	Per barrel change
Barrels sold		7,678			8,183		(505)	(6.2)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$2,008,625	$261.61	100.0%	$2,090,334	$255.44	100.0%	$(81,709)	(3.9)%	$6.17
Cost of goods	1,156,256	150.59	57.6%	1,228,348	150.10	58.8%	(72,092)	(5.9)%	0.49
Gross profit	852,369	111.01	42.4%	861,986	105.33	41.2%	(9,617)	(1.1)%	5.68
Advertising, promotional, and selling expenses	555,998	72.41	27.7%	578,400	70.68	27.7%	(22,402)	(3.9)%	1.73
General and administrative expenses	174,548	22.73	8.7%	157,534	19.25	7.5%	17,014	10.8%	3.48
Impairment of intangible assets	16,426	2.14	0.8%	27,100	3.31	1.3%	(10,674)	(39.4)%	(1.17)
Impairment of brewery assets	5,396	0.70	0.3%	2,782	0.34	0.1%	2,614	94.0%	0.36
Contract termination costs and other	—	0.00	0.0%	5,379	0.66	0.3%	(5,379)	(100.0)%	(0.66)
Total operating expenses	752,368	97.99	37.5%	771,195	94.24	36.9%	(18,827)	(2.4)%	3.75
Operating income	100,001	13.02	5.0%	90,791	11.09	4.3%	9,210	10.1%	1.93
Other income, net	9,587	1.25	0.5%	645	0.08	0.0%	8,942	1386.4%	1.17
Income before income tax provision	109,588	14.27	5.5%	91,436	11.17	4.4%	18,152	19.9%	3.10
Income tax provision	33,338	4.34	1.7%	24,173	2.95	1.2%	9,165	37.9%	1.39
Net income	$76,250	$9.93	3.8%	$67,263	$8.22	3.2%	$8,987	13.4%	$1.71

Net revenue. Net revenue decreased by $81.7 million, or 3.9%, to $2,008.6 million for the year ended December 30, 2023, as compared to $2,090.3 million for the year ended December 31, 2022, primarily as a result of lower shipment volume of $129.3 million and $12.6 million of product mix impacts, partially offset by price increases of $60.2 million.

Volume. Total shipment volume of 7,678,000 barrels for the year ended December 30, 2023 decreased by 6.2% over 2022 levels of 8,183,000 barrels, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams, Dogfish Head and Hard Mountain Dew brands, partially offset by increases in its Twisted Tea brand. On a 52-week comparable basis, shipment volume decreased 5.2%.

Depletions of the Company’s products for the year ended December 30, 2023 decreased by approximately 6% compared to the prior year, reflecting decreases in the Company’s Truly Hard Seltzer, Angry Orchard, Samuel Adams and Dogfish Head brands, partially offset by increases in its Twisted Tea and Hard Mountain Dew brands. On a 52-week comparable basis, depletions decreased 5%.

The Company believes distributor inventory as of December 30, 2023 averaged approximately four weeks on hand and was at an appropriate level for each of its brands.

Net Revenue per barrel. The net revenue per barrel increased by 2.4% to $261.61 per barrel for the year ended December 30, 2023, as compared to $255.44 per barrel for the year ended December 31, 2022, primarily due to price increases, partially offset by product mix impacts.

Cost of goods sold. Cost of goods sold was $150.59 per barrel for the fifty-two weeks ended December 30, 2023, as compared to $150.10 per barrel for the fifty-three weeks ended December 31, 2022. The 2023 increase in cost of goods sold of $0.49, or 0.3% per barrel was primarily due to inflationary cost impacts of $30.0 million, or $3.91 per barrel, increased third-party production shortfall fees of $6.5 million, or $0.85 per barrel, the brewery cost absorption impact due to lower volume of $6.2 million, or $0.80 per barrel, and a contract settlement cost of $4.5 million, or $0.59 per barrel partially offset by contract renegotiations and recipe optimization of $26.6 million, or $3.46 per barrel, and decreases in inventory obsolescence of $14.8 million, or $1.93 per barrel.

Inflationary impacts of $30.0 million consist primarily of increased material costs of $16.0 million, costs of third-party production of $7.6 million, and internal brewery costs of $6.4 million.

Supply chain constraints in package materials, primarily cans, have impacted production schedules and increased can costs, as a result of using a more expensive supplier. During fiscal 2023 and 2022, the additional can costs related to use of this more expensive supplier were zero and $3.6 million, respectively. These supply chain constraints in package materials did not otherwise have a material impact on the Company’s results of operations or capital resources.

Gross profit. Gross profit was $111.01 per barrel for the year ended December 30, 2023, as compared to $105.33 per barrel for the year ended December 31, 2022. Gross margin was 42.4% for the year ended December 30, 2023, as compared to 41.2% for the year ended December 31, 2022. The increase was primarily due price increases, contract renegotiations and recipe optimization and lower inventory obsolescence partially offset by inflationary costs, increased third-party production shortfall fees and brewery cost absorption impact due to lower volume.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses, decreased $22.4 million, or 3.9%, to $556.0 million for the year ended December 30, 2023, as compared to $578.4 million for the year ended December 31, 2022. The decrease was primarily due to decreased freight to distributors of $50.9 million from lower rates and volumes, partially offset by an increase in brand investments of $28.5 million, mainly driven by higher investments in local marketing and media of $15.9 million and increased salaries and benefits costs of $14.0 million.

Advertising, promotional and selling expenses were 27.7% of net revenue, or $72.41 per barrel, for the year ended December 30, 2023, as compared to 27.7% of net revenue, or $70.68 per barrel, for the year ended December 31, 2022. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

The Company conducts certain advertising and promotional activities in its Distributors’ markets, and the Distributors make contributions to the Company for such efforts. These amounts are included in the Company’s statement of operations as reductions to advertising, promotional and selling expenses. Historically, contributions from Distributors for advertising and promotional activities have amounted to approximately 2% of net sales. The Company may adjust its promotional efforts in the Distributors’ markets, if changes occur in these promotional contribution arrangements, depending on the industry and market conditions.

General and administrative expenses. General and administrative expenses increased by $17.0 million, or 10.8%, to $174.5 million for the year ended December 30, 2023, as compared to $157.5 million for the comparable period in 2022. The increase was primarily due to increased consulting costs of $7.5 million and increased salaries and benefits costs of $4.9 million, mainly due to higher incentive compensation.

Impairment of intangible assets. Impairment of intangible assets reflects a $16.4 million non-cash impairment charge recorded primarily for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2023. The impairment determination was primarily based on the latest forecasts of brand performance which have been below the Company’s previous projections. In fiscal 2022, the Company recorded an impairment charge of $27.1 million for the Dogfish Head brand. See further discussion in Note H to the Consolidated Financial Statements within Part II, Item 8 of this Form 10-K.

Impairment of brewery assets. Impairment of brewery assets of $5.4 million increased by $2.6 million from the prior fiscal year, due to higher write-offs of equipment at Company-owned breweries.

Contract termination costs and other. Contract termination costs decreased by $5.4 million primarily due to costs incurred during fiscal year 2022 resulting from negotiations with a supplier that terminated a production agreement.

Income tax provision. The Company’s effective tax rate for fiscal 2023 was a tax provision of 30.2% compared to 26.4% in fiscal 2022, primarily due to an increase in non-deductible officer compensation.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash and cash equivalents and restricted cash increased to $298.5 million as of December 30, 2023 from $180.6 million as of December 31, 2022, primarily reflecting cash provided by operating activities and proceeds from the exercise of stock options and sale of investment shares, partially offset by repurchases of Class A common stock and purchases of property, plant, and equipment.

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

Cash provided by operating activities for the year ended December 30, 2023 was $265.2 million and consisted of net income of $76.3 million, non-cash items of $124.0 million, and an inflow of $64.9 million from a net decrease in operating assets and liabilities. The inventory decrease of $31.5 million is due to improvements in supply chain process resulting in lower inventory levels and lower volumes. The third-party production prepayments decrease of $27.8 million is due to expensing of these prepayments over the respective contract terms. The accrued expenses and other current liabilities increase of $13.9 million is primarily due to increases in accrued incentive compensation compared to the prior year. The accounts receivable increase of $10.3 million is primarily due timing of shipments in the month of December compared to the prior year.

Cash provided by operating activities for the year ended December 31, 2022 was $199.9 million and consisted of net income of $67.3 million, non-cash items of $142.4 million and outflows of $9.7 million from net increases in operating assets and liabilities. The change is primarily due to a net decrease in operating assets and liabilities in fiscal 2023 compared to a net increase in fiscal 2022.

The Company used $62.4 million in investing activities during the year ended December 30, 2023, as compared to $88.5 million during the year ended December 31, 2022. Investing activities during both periods primarily consisted of capital investments made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and potential future growth.

Cash used in financing activities was $84.8 million during the year ended December 30, 2023, as compared to $2.8 million provided by during the year ended December 31, 2022. The change is primarily due to $92.9 million in repurchases of Class A common stock in fiscal 2023.

During fiscal year 2023, the Company repurchased and subsequently retired 276,045 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $92.9 million. As of December 30, 2023, the Company had repurchased a cumulative total of approximately 14.1 million shares of its Class A Common Stock for an aggregate purchase price of approximately $933.5 million and had approximately $266.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 30, 2023 of $298.5 million and future operating cash flows, along with its $150.0 million credit facility agreement, will be sufficient to fund future cash requirements. Refer to Note K of the Notes to the Consolidated Financial Statements within Part II, Item 8 of this Form 10-K for further details of the terms of the credit facility agreement. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

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

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $19.3 million, $35.9 million, and $62.6 million in fiscal years 2023, 2022, and 2021 respectively.

Valuation of Property, Plant, and Equipment

The carrying value of property, plant, and equipment, net of accumulated depreciation, at December 30, 2023 was $642.5 million. For purposes of determining whether there are any impairment losses on brewery assets, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of brewery assets classified as property, plant, and equipment included in operating expenses was $5.0 million, $2.6 million and $18.5 million in fiscal years 2023, 2022, and 2021, respectively.

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

The Company’s annual goodwill impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the Company’s goodwill was substantially greater than the carrying value and accordingly there was no impairment to record during fiscal 2023. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

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

Significant judgment is required to estimate the fair value the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, and the after-tax royalty savings expected from ownership of the trademark. The assumptions and projections used in the estimate of fair value are consistent with recent trends and represent the projections used in the Company’s current strategic operating plans which include reductions in revenues from the Dogfish Head beer products which were partially offset with revenue growth from the new Dogfish Head canned cocktails products that were launched in 2021. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an additional impairment charge for the asset. The recognition of any resulting impairment charge could have a material adverse impact on the Company's financial statements.

The Company performed a sensitivity analysis on its significant assumptions used in the Dogfish Head trademark fair value calculation and determined the following:

•
A decrease in the annual forecasted revenue growth rate of 1.0% would result in a 5.2% decrease to the current fair value of $55.6 million.
•
An increase in the discount rate of 1.5% would result in a 11.7% decrease to the current fair value of $55.6 million.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 30, 2023 and December 31, 2022, the Company had deferred revenue of $8.9 million and $6.8 million, respectively, related to product shipped prior to these dates for which the criteria to recognize revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys or offers credits for stale beer that is returned or destroyed by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 30, 2023, and December 31, 2022, the stale beer reserve was $8.2 million and $5.6 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $106.4 million, $95.9 million and $126.1 million in fiscal years

2023, 2022, and 2021, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2023, 2022, and 2021 were $62.6 million, $54.8 million and $72.7 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2023, 2022, and 2021 were $43.8 million, $41.1 million and $53.4 million, respectively. In fiscal years 2023, 2022, and 2021, the Company recorded certain of these costs in the total amount of $31.4 million, $29.9 million and $42.0 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $17.0 million, $14.0 million and $18.6 million in fiscal years 2023, 2022, and 2021, respectively.

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

The High End category and the Beyond Beer category within the United States are highly competitive due to large domestic and international brewers and the increasing number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company anticipates competition among domestic craft brewers will remain strong, as the number of craft brewers continues to grow. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the High End category. As the market matures and the High End category continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its over 300 Distributors nationwide and the Company’s sales force of over 475 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the High End Beer category.

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

The Company enters into hops purchase contracts, as described in Note M to the Consolidated Financial Statements within Part II, Item 8 of this Form 10-K, and makes purchases of other ingredients, equipment, and machinery and payments for commissions and marketing services to an international sales agent denominated in foreign currencies. The cost of these commitments changes as foreign exchange rates fluctuate. Currently, it is not the Company’s policy to hedge against foreign currency fluctuations.

The interest rate for borrowings under the Company’s credit facility is based on the applicable secured overnight financing rate ("SOFR") plus 1.1%, and therefore, subjects the Company to fluctuations in such rates. At December 30, 2023, the applicable SOFR was 5.4%. As of December 30, 2023, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency exchange rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $1.8 million as of December 30, 2023.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Boston Beer Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 30, 2023, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Boston Beer Company, Inc. and subsidiaries as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Dogfish Head Trademark Intangible — Refer to Notes B, H, and N to the financial statements

Critical Audit Matter Description

The Company has an indefinite lived intangible asset consisting of the Dogfish Head Trademark (the “trademark”). The Company's evaluation of the trademark for impairment involves the comparison of the fair value to its' carrying value. Management estimates the fair value of the trademark annually on its elected assessment date which is September 1st of each fiscal year, or more often if impairment indicators are present, using the relief-from-royalty method, which is a discounted cash flow method. The determination of fair value requires management to make significant estimates and assumptions related to forecasted revenues, including growth rates, the royalty rate, and the discount rate used to estimate the fair value of the trademark asset. Changes in these assumptions could have a significant impact on the fair value of the trademark and the amount of any impairment charge. As of December 30, 2023, the carrying value of the trademark was $55.6 million. During the year ended December 30, 2023, the Company recognized an impairment charge of $15.8 million related to the trademark, since its fair value was lower than its carrying value.

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
February 27, 2024

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

Revenue	$2,133,292	$2,222,667	$2,196,650
Less excise taxes	124,667	132,333	139,028
Net revenue	2,008,625	2,090,334	2,057,622
Cost of goods sold	1,156,256	1,228,348	1,259,830
Gross profit	852,369	861,986	797,792
Operating expenses:
Advertising, promotional, and selling expenses	555,998	578,400	606,994
General and administrative expenses	174,548	157,534	133,624
Impairment of intangible assets	16,426	27,100	—
Impairment of brewery assets	5,396	2,782	18,499
Contract termination costs and other	—	5,379	30,678
Total operating expenses	752,368	771,195	789,795
Operating income	100,001	90,791	7,997
Other income (expense):
Interest income (expense), net	10,995	2,561	(110)
Other expense, net	(1,408)	(1,916)	(978)
Total other income (expense), net	9,587	645	(1,088)
Income before income tax provision	109,588	91,436	6,909
Income tax provision (benefit)	33,338	24,173	(7,644)
Net income	$76,250	$67,263	$14,553
Net income per common share - basic	$6.23	$5.46	$1.19
Net income per common share - diluted	$6.21	$5.44	$1.17
Weighted-average number of common shares - basic	12,243	12,317	12,280
Weighted-average number of common shares - diluted	12,258	12,345	12,436
Net income	$76,250	$67,263	$14,553
Other comprehensive income (loss):
Foreign currency translation adjustment	166	(269)	(32)
Defined benefit plans liability adjustment	(13)	253	90
Total other comprehensive income (loss), net of tax	153	(16)	58
Comprehensive income	$76,403	$67,247	$14,611

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$298,491	$180,560
Accounts receivable	66,997	56,672
Inventories	115,773	148,450
Prepaid expenses and other current assets	20,538	27,461
Income tax receivable	1,711	10,126
Total current assets	503,510	423,269
Property, plant, and equipment, net	642,509	667,909
Operating right-of-use assets	35,559	43,768
Goodwill	112,529	112,529
Intangible assets	59,644	76,324
Third-party production prepayments	33,581	61,339
Other assets	42,661	35,635
Total assets	$1,429,993	$1,420,773
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$87,245	$84,248
Accrued expenses and other current liabilities	126,930	111,153
Current operating lease liabilities	9,113	8,866
Total current liabilities	223,288	204,267
Deferred income taxes, net	85,721	96,592
Non-current operating lease liabilities	36,161	45,274
Other liabilities	6,894	6,091
Total liabilities	352,064	352,224
Commitments and Contingencies (See Note M)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 10,033,303 and 10,238,009 issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	100	102
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at December 30, 2023 and December 31, 2022	21	21
Additional paid-in capital	656,297	629,515
Accumulated other comprehensive loss	(57)	(210)
Retained earnings	421,568	439,121
Total stockholders' equity	1,077,929	1,068,549
Total liabilities and stockholders' equity	$1,429,993	$1,420,773

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

(in thousands)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 26, 2020	10,005	$100	2,178	$22	$599,737	$(252)	$357,360	$956,967
Net income							14,553	14,553
Stock options exercised and restricted shares activities	69	1			(6,730)			(6,729)
Stock-based compensation expense					18,615			18,615
Conversion from Class B to Class A	110	1	(110)	(1)				—
Defined benefit plans liability adjustment, net of tax of ($20)						90		90
Impact of ASU 2019-12							$(55)	(55)
Foreign currency translation adjustment						$(32)		(32)
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net income							67,263	67,263
Stock options exercised and restricted shares activities	54	—			3,905			3,905
Stock-based compensation expense					13,988			13,988
Defined benefit plans liability adjustment, net of tax of ($95)						253		253
Foreign currency translation adjustment						(269)		(269)
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net income							76,250	76,250
Repurchase and retirement of Class A Common Stock	(276)	(2)					(93,803)	(93,805)
Stock options exercised and restricted shares activities	71	—			9,811			9,811
Stock-based compensation expense					16,971			16,971
Defined benefit plans liability adjustment, net of tax of $1						(13)		(13)
Foreign currency translation adjustment						166		166
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Cash flows provided by operating activities:
Net income	$76,250	$67,263	$14,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,141	81,356	72,096
Impairment of intangible asset	16,426	27,100	—
Impairment of brewery assets	5,396	2,782	18,499
Change in right-of-use assets	7,678	7,972	8,018
Stock-based compensation expense	16,971	13,988	18,615
Deferred income taxes	(10,871)	9,097	(5,225)
Other non-cash expense (income)	224	89	(399)
Changes in operating assets and liabilities:
Accounts receivable	(10,340)	(2,042)	23,071
Inventories	31,500	131	(21,224)
Prepaid expenses, income tax receivable, and other current assets	13,979	38,652	(49,073)
Third-party production prepayments	27,758	26,955	(16,635)
Other assets	(5,849)	(14,031)	(5,699)
Accounts payable	2,763	(2,219)	(27,361)
Accrued expenses, other current liabilities, and other liabilities	13,884	(50,632)	35,290
Operating lease liabilities	(8,759)	(6,516)	(8,229)
Net cash provided by operating activities	265,151	199,945	56,297
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(64,087)	(90,582)	(147,919)
Proceeds from sale of property, plant, and equipment	1,709	2,076	1,157
Other investing activities	—	—	145
Net cash used in investing activities	(62,378)	(88,506)	(146,617)
Cash flows (used in) provided by financing activities:
Repurchases and retirement of Class A common stock	(92,877)	—	—
Proceeds from exercise of stock options and sale of investment shares	11,723	7,946	10,465
Net cash paid on finance leases and notes payable	(1,575)	(1,672)	(1,570)
Payment of tax withholding on stock-based payment awards and investment shares	(2,113)	(3,474)	(15,536)
Line of credit borrowings	—	30,000	—
Line of credit repayments	—	(30,000)	—
Net cash (used in) provided by financing activities	(84,842)	2,800	(6,641)
Change in cash and cash equivalents and restricted cash	117,931	114,239	(96,961)
Cash and cash equivalents and restricted cash at beginning of period	180,560	66,321	163,282
Cash and cash equivalents and restricted cash at end of period	$298,491	$180,560	$66,321
Supplemental disclosure of cash flow information:
Income tax (payments) refunds, net	$(35,728)	$28,144	$(41,221)
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$10,483	$8,510	$10,495
Operating cash outflows from finance leases	$138	$71	$121
Financing cash outflows from finance leases	$1,575	$1,598	$1,499
Right-of-use-assets obtained in exchange for operating lease obligations	$(107)	$(827)	$2,309
Right-of-use-assets obtained in exchange for finance lease obligations	$2,825	$-	$472
Increase (decrease) in accounts payable and accrued expenses for purchases of property, plant, and equipment	$1,107	$1,045	$(15,824)
Non-cash financing activity – accrued excise taxes on share repurchases	$929	$-	$-
Supplemental disclosure of cash, cash equivalents and restricted cash
	As of
	December 30, 2023	December 31, 2022	December 25, 2021
Cash and cash equivalents	$298,491	$180,560	$26,853
Restricted cash	—	—	39,468
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$298,491	$180,560	$66,321

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trademarks “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", "Truly Distilling Co.", “American Fermentation Company”, “General Admission Brewing Co.”, “TeaPot Worldwide”, and “Sun Cruiser Beverage Co.".

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three-week period ending on the last Saturday in December. The 2023 and 2021 fiscal years consisted of fifty-two weeks, while the 2022 fiscal year was fifty-three weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information, and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which the Company believes involve the most significant application of judgment or involve complex estimations are inventories and associated reserves, revenue reserves, assumptions surrounding the recoverability of long-lived assets, and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents at December 30, 2023 and December 31, 2022 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for credit losses that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for credit losses as of December 30, 2023 and December 31, 2022 are adequate, but actual losses could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, restricted cash, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 30, 2023, the Company’s cash and cash equivalents were primarily invested in a “Triple A” rated money market fund.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2023, 2022, and 2021, sales to foreign

Distributors were approximately 4% of total sales. Receivables arising from the Company's sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 30, 2023 or December 31, 2022 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues in fiscal years 2023, 2022, or 2021.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 30, 2023 and December 31, 2022 consisted of cash equivalents, restricted cash, accounts receivable, and accounts payable. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, restricted cash, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw materials and packaging materials, work in process and finished goods. Raw materials, which principally consist of flavorings, hops, malt, fruit juices, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company’s goal is to maintain on-hand a supply of approximately two years for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred. The Company enters into multi-year purchase commitments in order to secure adequate supply of ingredients and packaging, to brew and package its products.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $19.3 million, $35.9 million, and $62.6 million in fiscal years 2023, 2022, and 2021 respectively.

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

For purposes of determining whether there are any impairment losses on brewery assets, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of brewery assets classified as property, plant, and equipment included in operating expenses was $5.0 million, $2.6 million and $18.5 million in fiscal years 2023, 2022, and 2021, respectively.

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

The Company’s annual goodwill impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the Company’s goodwill was substantially greater than the carrying value and accordingly there was no impairment to record during fiscal 2023. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

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

Significant judgment is required to estimate the fair value the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, the tax rate and other factors. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities. The assumptions and projections used in the estimate of fair value are consistent with those used in current operating plans and the Company believes they are reasonable.

Refundable Deposits on Kegs and Pallets

The Company distributes its packaged flavored malt beverages, hard seltzers, beers, and hard ciders primarily in cans and glass bottles and its draft beer in kegs and such cans, bottles, and kegs are shipped on pallets to Distributors. Most kegs and pallets are owned by the Company. Kegs are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg, while pallets are expensed upon purchase. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and certain pallets, which is included in current liabilities in the Company’s balance sheets. Upon return of the kegs and pallets to the Company, the deposit is refunded to the Distributor.

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third-party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 30, 2023, the Company decreased its liability for refundable deposits by $0.7 million. For the year ended December 31, 2022, the Company decreased its liability for refundable deposits, gross property, plant, and equipment and related accumulated depreciation by $0.4 million, $1.0 million and $1.0 million, respectively. As of December 30, 2023, and December 31 2022, the Company’s balance sheet includes $13.3 million and $13.0 million, respectively, in refundable deposits on kegs and pallets and $0.7 million and $1.0 million, respectively, in kegs, net of accumulated depreciation.

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

The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting has introduced rules to establish a global minimum tax rate of 15%, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The Company is currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which it operates.

Revenue Recognition and Classification of Customer Programs and Incentives

During fiscal years 2023, 2022, and 2021 approximately 94%, 95%, and 95%, respectively, of the Company’s revenue was from shipments of its products to domestic Distributors and 4% from shipments to international Distributors, primarily located in Canada. Approximately 2%, 1%, and 1% of the Company’s revenue was from retail beer, cider, food and merchandise sales at the Company’s retail locations during fiscal years 2023, 2022, and 2021, respectively.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 30, 2023 and December 31, 2022, the Company had deferred revenue of $8.9 million and $6.8 million, respectively, related to product shipped prior to these dates for which the criteria to recognize revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys or offers credits for stale beer that is returned or destroyed by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 30, 2023, and December 31, 2022, the stale beer reserve was $8.2 million and $5.6 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Provision for stale beer recorded as reductions to revenue totaled $18.8 million, $19.6 million, and $9.5 million in fiscal years 2023, 2022, and 2021 respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $106.4 million, $95.9 million and $126.1 million in fiscal years 2023, 2022, and 2021, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2023, 2022, and 2021 were $62.6 million, $54.8 million and $72.7 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2023, 2022, and 2021 were $43.8 million, $41.1 million and $53.4 million, respectively. In fiscal years 2023, 2022, and 2021, the Company recorded certain of these costs in the total amount of $31.4 million, $29.9 million and $42.0 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $114.7 million, $165.5 million, and $166.6 million in fiscal years 2023, 2022, and 2021, respectively.

Advertising, Promotional, and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising and production costs, sales and brand related expenses, sales and brand salary and benefit expenses, stock compensation, meals, travel and entertainment expenses, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $233.5 million, $226.7 million, and $291.3 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2023, 2022, and 2021, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $17.0 million, $14.0 million and $18.6 million in fiscal years 2023, 2022, and 2021, respectively.

As permitted by ASC 718, the Company elected to use a lattice model, such as the trinomial option-pricing model, to estimate the fair values of stock options. All option-pricing models require the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price over the expected term, the expected dividend rate, the estimated post-vesting forfeiture rate, the risk-free interest rate and expected exercise behavior. See Note O for further discussion of the application of the option-pricing models.

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

C. Recent Accounting Pronouncements

New accounting pronouncements are issued periodically by the FASB and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed below, the Company believes that recently issued and adopted pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows or do not apply to the Company’s operations.

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the standard should be applied retrospectively. ASU 2023-07 will be effective for the Company's fiscal year ending December 28, 2024. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This ASU is effective for public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be effective for the Company in the first quarter of its fiscal year ending December 27, 2025. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

D. Inventories

Inventories consisted of the following as of:

	December 30, 2023	December 31, 2022
	(in thousands)
Current inventory:
Raw materials	$55,116	$81,225
Work in process	18,750	20,374
Finished goods	41,907	46,851
Total current inventory	115,773	148,450
Long term inventory	14,369	13,192
Total inventory	$130,142	$161,642

As of December 30, 2023 and December 31, 2022, the Company has recorded inventory obsolescence reserves of $7.6 million and $22.0 million, respectively. The reduction in inventory obsolescence reserves was primarily driven by the destruction of previously reserved inventory and improved supply chain processes that resulted in less obsolescence in fiscal 2023.

E. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 30, 2023	December 31, 2022
	(in thousands)
Prepaid taxes	$5,536	$6,753
Prepaid software and consulting fees	3,627	4,549
Prepaid insurance	3,394	3,497
Prepaid advertising, promotional and selling costs	3,324	8,878
Other	4,657	3,784
Total prepaid expenses and other current assets	$20,538	$27,461

F. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following as of:

	December 30, 2023	December 31, 2022
	(in thousands)
Machinery and plant equipment	$777,185	$760,895
Building and building improvements	247,384	237,561
Leasehold improvements	74,603	75,260
Kegs	58,492	58,492
Office equipment and furniture	40,723	36,935
Land	25,752	25,777
Assets under construction	66,700	41,323
Property, plant, and equipment, gross	1,290,839	1,236,243
Less accumulated depreciation	(648,330)	(568,334)
Property, plant, and equipment, net	$642,509	$667,909

The Company recorded depreciation expense related to these assets of $87.9 million, $81.1 million, and $71.8 million, in fiscal years 2023, 2022, and 2021, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During fiscal years 2023, 2022, and 2021, the Company recorded impairment charges on brewery assets classified as property, plant, and equipment of $5.0 million, $2.6 million, and $18.5 million, respectively. The increase in impairment charges during fiscal year 2021 relates to write-downs of equipment related to the slowdown of the hard seltzer category.

G. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2034. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Total right-of-use ("ROU") assets and lease liabilities were as follows at:

	Classification	Leases
		December 30, 2023	December 31, 2022
		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$35,559	$43,768
Finance lease assets	Property, plant, and equipment, net	2,680	1,424
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	9,113	8,866
Finance lease liabilities	Accrued expenses and other current liabilities	1,257	935
Non-current
Operating lease liabilities	Non-current operating lease liabilities	36,161	45,274
Finance lease liabilities	Other liabilities	1,451	524

The gross value and accumulated depreciation of ROU assets related to finance leases were as follows at:

	Finance Leases
	December 30, 2023	December 31, 2022
	(in thousands)
Gross value	$6,134	$5,998
Accumulated amortization	(3,454)	(4,574)
Carrying value	$2,680	$1,424

Components of lease cost for the fiscal year-ended are as follows at:

	Fiscal years ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(in thousands)
Operating lease cost:
Amortization of right-of-use assets	$8,339	$9,978	$10,283
Variable lease costs not included in liability	606	702	1,132
Total operating lease cost	$8,945	$10,680	$11,415
Finance lease cost:
Amortization of right-of-use assets	$1,568	$1,590	$1,493
Interest on lease liabilities	138	71	121
Total finance lease cost	$1,706	$1,661	$1,614

Additionally, during 2023 and 2022, the Company recorded impairment charges on right-of use assets of $0.4 million and $0.2 million, respectively, included within impairment of brewery assets within the Company's consolidated statements of comprehensive income.

Maturities of lease liabilities as of December 30, 2023 are as follows:

	Operating	Finance	Weighted- Average Remaining Term in Years
	Leases	Leases	Operating Leases	Finance Leases
		(in thousands)
2024	$10,529	$1,367
2025	7,102	1,109
2026	6,671	391
2027	6,122	8
2028	6,039	—
Thereafter	14,746	—
Total lease payments	51,209	2,875
Less imputed interest (based on 3.5% weighted-average discount rate)	(5,935)	(167)
Present value of lease liabilities	$45,274	$2,708	6.8	2.2

H. Goodwill and Intangible Assets

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

Goodwill. No impairment of goodwill was recorded in any period.

Intangible assets. The Company's annual impairment testing occurs as of September 1 each year. During fiscal 2023, the Company evaluated the continuing negative trends of the Dogfish Head brand, including slower growth rates resulting from increased competition and updated its long-term financial forecasts for the Dogfish Head brand. These updated forecasts for the brand included reductions in revenues from the continuing negative trends in the brands’ beer products and the overall slowing craft beer industry sector which were partially offset by increases in revenues from the brands’ emerging canned cocktail products. As a result of performing this assessment, the Dogfish Head trademark asset with a carrying value of $71.4 million was written down to its estimated fair value of $55.6 million, resulting in an impairment of $15.8 million which was recorded during the third quarter of 2023. Additionally during the third quarter of 2023, an impairment of $0.6 million was recorded on other intangible assets. During fiscal 2022, an impairment of $27.1 million was recorded to reduce the carrying value of the Dogfish Head trademark asset from $98.5 million to $71.4 million.

The Company’s intangible assets were as follows:

		As of December 30, 2023			As of December 31, 2022
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(1,140)	$2,660	$3,800	$(886)	$2,914
Trademarks	Indefinite	56,984	—	56,984	73,410	—	73,410
Total intangible assets		$60,784	$(1,140)	$59,644	$77,210	$(886)	$76,324

Amortization expense was approximately $253,000 in fiscal 2023, 2022, and 2021. The Company expects to record amortization expense as follows over the subsequent years:

Fiscal Year	Amount (in thousands)
2024	$253
2025	253
2026	253
2027	253
2028	253
Thereafter	1,395
Total amortization to be recorded	$2,660

I. Third-Party Production Prepayments

For fiscal years 2023, 2022, and 2021 the Company brewed and packaged approximately 71%, 65%, and 56%, respectively, of its volume at Company-owned breweries. The Company brewed and packaged approximately 22%, 26% and 32% of its volume across various City Brewing Company, LLC locations for fiscal 2023, 2022, and 2021, respectively. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts. Under these production arrangements, there are minimum production quantities and the Company is obligated to pay shortfall fees for production quantity below those thresholds.

During fiscal 2021, the Company amended its master transaction agreement with City Brewing Company, LLC ("City Brewing") to ensure access to capacity at a new location and continued access at certain existing locations. The amendment became effective during the second quarter of fiscal year 2021, upon the closing of the purchase of the new location by City Brewing.

Total third-party production prepayments were $33.6 million and $61.3 million as of December 30, 2023 and December 31, 2022, respectively. The Company will expense the total prepaid amount of $33.6 million as of December 30, 2023, all of which relates to the master transaction agreement described above and other agreements with City Brewing, as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities, including those that are part of the master transaction agreement described above, and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2023 and 2022, the Company recorded $9.5 million and $3.0 million, respectively, in shortfall fees. As of December 30, 2023, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $106 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections and based on understandings reached with these third-party production facilities, the Company anticipates that it will recognize approximately $41 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
2024	$13
2025	13
2026	3
2027	3
2028	2
Thereafter	7
Total shortfall fees expected to be incurred	$41

On October 23, 2023, the Company amended its master transaction agreement with City Brewing to include a provision that required the Company, upon 30 days notice, to loan City Brewing $20 million for the purpose of buying packaging equipment at its Irwindale location. Notice was given by City Brewing on December 1, 2023. The Company and City Brewing entered into a Loan and Security agreement on January 2, 2024 at which time payment of $20 million was made by the Company to City Brewing. Repayment of the loan plus an agreed investment return combined total $22.4 million, subject to applicable maximum interest laws, and shall be credited to the Company through reductions of shortfall fees, subject to annual repayment limits and through other payments or credits should owed shortfall fees be lower than these annual repayment limits. The annual repayment limits are $3.0 million in 2024, $7.5 million in 2025 and $10.0 million in 2026 and thereafter.

J. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	December 30, 2023	December 31, 2022
	(in thousands)
Employee wages, benefits, and reimbursements	$49,446	$31,449
Advertising, promotional, and selling expenses	18,950	18,915
Accrued deposits	13,425	13,090
Accrued inventory and production related costs	9,775	17,986
Deferred revenue	8,895	6,840
Accrued returns	8,240	5,580
Accrued taxes	6,757	7,229
Other	11,442	10,064
Total accrued expenses and other current liabilities	$126,930	$111,153

K. Revolving Line of Credit

During 2022, the Company amended its $150.0 million credit facility agreement, which now has a term not scheduled to expire until December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. At December 30, 2023, the applicable SOFR was 5.4%. The Company incurs an annual commitment fee of 0.2% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation, and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 1,680.1 as of December 30, 2023, compared to a minimum allowable ratio of 2.0 and the Company’s total funded debt to EBITDA ratio was 0.0 as of December 30, 2023, compared to a maximum allowable ratio of 2.5. There were no borrowings, repayments, or interest payments during 2023 or 2021. During the year ended December 31, 2022, the Company borrowed and repaid $30.0 million on the credit facility and paid a total of approximately $18,000 in related interest. There were no borrowings outstanding under the credit facility as of December 30, 2023.

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

L. Income Taxes

Significant components of the income tax provision (benefit) for fiscal 2023, 2022, and 2021 were as follows:

	2023	2022	2021
	(in thousands)
Current:
Federal	$36,556	$10,453	$(4,473)
State	7,650	4,683	2,078
Total current	44,206	15,136	(2,395)
Deferred:
Federal	(10,816)	8,196	(2,762)
State	(52)	841	(2,487)
Total deferred	(10,868)	9,037	(5,249)
Total income tax provision (benefit)	$33,338	$24,173	$(7,644)

The reconciliations to statutory rates for fiscal 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.8	4.1	11.0
Non-deductible compensation under Internal Revenue Code Section 162(m)	3.4	0.2	5.7
Non-deductible meals & entertainment	1.2	0.6	5.6
Change in valuation allowance	1.0	1.2	21.9
Deduction relating to excess stock-based compensation	0.1	(0.9)	(153.8)
Change in unrecognized tax benefits (including interest and penalty)	0.1	—	(8.7)
Federal and state provision to return	0.0	(0.2)	(7.1)
Other	(1.2)	0.4	(6.3)
	30.4%	26.4%	(110.7)%

Significant components of the Company’s deferred tax assets and liabilities were as follows at:

	December 30, 2023	December 31, 2022
	(in thousands)
Deferred tax assets:
Lease liabilities	$12,034	$13,994
Stock-based compensation expense	8,062	7,441
Accrued expenses	7,100	4,609
Inventory reserves	4,689	8,595
Loss carryforwards	1,864	968
Tax credit carryforwards	689	813
Accrued commitments for inventory at vendor locations	108	1,799
Other	983	1,833
Total deferred tax assets	35,529	40,052
Valuation allowance	(5,808)	(4,600)
Total deferred tax assets, net of valuation allowance	29,721	35,452
Deferred tax liabilities:
Property, plant, and equipment	(90,372)	(103,561)
Right-of-use assets	(9,590)	(11,375)
Intangible assets amortization	(8,244)	(10,373)
Prepaid expenses	(7,236)	(6,735)
Total deferred tax liabilities	(115,442)	(132,044)
Net deferred tax liabilities	$(85,721)	$(96,592)

The Company’s policy is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.1 million in fiscal year 2023, and $0 in each of the fiscal years 2022, and 2021. Accrued interest and penalties amounted to $0.2 million at December 30, 2023 and December 31, 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2023 and 2022 was as follows:

	2023	2022
	(in thousands)
Balance at beginning of period	$243	$232
Increases related to current period tax positions	69	41
Increases (decreases) related to prior period tax positions	4	(30)
Decreases related to lapse of statute of limitations	(13)	—
Balance at end of period	$303	$243

Included in the balance of unrecognized tax benefits at December 30, 2023 and December 31, 2022 are potential net benefits of $0.3 million and $0.2 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

As of December 30, 2023, the Company’s 2020, 2021, and 2022 federal income tax returns remain subject to examination by the IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits. The Company is not currently under any income tax audits as of December 30, 2023.

As of December 30, 2023, the Company’s deferred tax assets include a valuation allowance of $5.8 million, compared to $4.6 million at December 31, 2022. The valuation allowance as of December 30, 2023 and December 31, 2022 was primarily related to stock-based compensation expected by management to be non-deductible under Internal Revenue Code, Section 162(m), as well as jurisdictional losses not expected to be utilized before expiring. The net increase in total valuation allowance was $1.2 million from December 31, 2022 to December 30, 2023, compared to a net increase of $1.3 million from December 25, 2021 to December 31, 2022.

M. Commitments and Contingencies

Contractual Obligations

As of December 30, 2023, projected cash outflows under non-cancellable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Fiscal Year
	Total	2024	2025	2026	Thereafter
	(in thousands)
Ingredients and packaging (excluding hops and malt)	$82,988	$82,988	$—	$—	$—
Brand support	64,768	50,749	10,249	3,770	—
Hops and malt	40,766	38,299	2,054	413	—
Equipment and machinery	36,751	36,751	—	—	—
Other	21,721	19,194	2,024	503	—
Total contractual obligations	$246,994	$227,981	$14,327	$4,686	$—

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

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2026 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 30, 2023 totaled $10.5 million, based on the exchange rates on that date.

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

Currently, the Company has entered into contracts for barley and wheat used in the Company’s malt with four major suppliers. The contracts cover the Company’s barley, wheat, and malt requirements for 2024 and extend through crop year 2024. These purchase commitments outstanding at December 30, 2023 totaled $30.2 million.

The Company anticipates paying shortfall fees at certain of its third-party production locations in future periods. See Note I for further discussion of the Company's third-party production arrangements and the anticipated shortfall fees. The anticipated shortfall fees are not included in the contractual obligations above.

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

Securities Litigation. On September 14, 2021, a purported class action lawsuit was filed by an individual shareholder in the United States District Court for the Southern District of New York against the Company and three of its officers. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 between April 22, 2021 and September 8, 2021. The plaintiff claimed that defendants made materially false and/or misleading statements or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 8, 2021, a nearly identical complaint was filed against the Company by an individual shareholder in the United States District Court for the Southern District of New York. The Court consolidated the two actions and on December 14, 2021 appointed a lead plaintiff, who filed an amended complaint on January 13, 2022. The Company’s Motion to Dismiss the Amended Complaint was granted by the Court on December 5, 2022. The plaintiff filed a notice of appeal on January 5, 2023. After briefing and oral argument on the appeal, the United States Court of Appeals for the Second Circuit affirmed the dismissal on November 22, 2023. The Mandate of the United States Court of Appeals was issued and transmitted to the District Court on December 15, 2023.

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. On February 23, 2023 and April 4, 2023, Ardagh and the Company engaged in mediation sessions with a neutral, third-party mediator, but were not able to resolve the matter and the litigation will proceed. On May 5, 2023, the Company filed an Answer in response to the Complaint, and Counterclaims against Ardagh. On June 26, 2023, Ardagh filed a Motion to Dismiss Certain Counterclaims and a Motion to Strike Certain Affirmative Defenses, to which the Company filed Oppositions on July 24, 2023. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. The parties are currently engaged in the fact discovery phase of the matter and the range of potential outcomes cannot be estimated at this time.

N. Fair Value Measurements

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

The Company’s investments in money market funds are measured at fair value on a recurring basis (at least annually) and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds are invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments. Cash, accounts receivable, accounts payable, and accrued expenses are carried at their cost, which approximates fair value, because of their short-term nature.

At December 30, 2023 and December 31, 2022, the Company had funds invested in a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents balance was $298.5 million and $180.6 million, respectively, including money market funds amounting to $291.5 million and $174.2 million, respectively.

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

O. Common Stock and Share-Based Compensation

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over three to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal years 2023, 2022, and 2021, the Company granted options to purchase 58,054 shares, 17,114 shares, and 18,998 shares, respectively, of its Class A Common Stock to employees at market value on the grant dates. 31,117 of the 2023 stock option grants were performance-based while 26,937 were service-based.

During fiscal years 2023, 2022, and 2021, the Company granted 53,884 shares, 32,744 shares, and 12,867 shares, respectively, of restricted stock units to certain senior managers and key employees. All of the 2023 restricted stock unit grants are service-based and vest ratably over service periods of three to five years.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal years 2023, 2022, and 2021, employees elected to purchase an aggregate of 10,594 investment shares, 10,845 investment shares, and 4,954 investment shares, respectively.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.9 million shares were available for grant as of December 30, 2023. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Plan

The Company has a stock option and restricted stock unit plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted a combination of options to purchase shares of the Company’s Class A Common Stock and restricted stock units upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. Restricted stock units granted to non-employee directors vest over a 1-year service period, During fiscal years 2023, 2022, and 2021 the Company granted options to purchase an aggregate of 2,941 shares, 3,810 shares, and 1,422 shares of the Company’s Class A Common Stock to non-employee directors, respectively. During fiscal year 2023 1,442 restricted stock units were granted to non-employee directors. No restricted stock units were granted to non-employee directors during fiscal years 2022 or 2021.

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 30, 2023. Shares under any cancelled non-employee directors’ restricted stock units or stock options or options that expire unexercised are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 31, 2022	204,245	$334.26
Granted	60,995	326.17
Exercised	(50,211)	200.62
Cancelled/Forfeited	(5,756)	396.86
Expired	(1,463)	464.33
Outstanding at December 30, 2023	207,810	$361.53	6.14	$11,419
Exercisable at December 30, 2023	110,193	$288.62	4.23	$9,830
Vested and expected to vest at December 30, 2023	175,897	$350.85	5.75	$11,101

Of the total options outstanding at December 30, 2023, 43,520 shares were performance-based options for which the performance criteria had yet to be achieved.

Weighted average assumptions used to estimate fair values of stock options on the date of grants fir fiscal 2023, 2022, and 2021 was as follows:

	2023	2022	2021
Expected volatility	39.7%	38.0%	36.1%
Risk-free interest rate	3.96%	2.11%	1.45%
Expected dividends	0%	0%	0%
Exercise factor	2.3 times	3.0 times	2.6 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

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

No options vested during fiscal year 2023. The total fair value of options vested during fiscal years 2022 and 2021 was $6.6 million and $6.3 million, respectively. The aggregate intrinsic value of stock options exercised during fiscal years 2023, 2022, and 2021 was $6.6 million, $6.9 million, and $28.9 million, respectively.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2022	91,211	$423.60
Granted	65,920	306.04
Vested	(27,640)	341.57
Forfeited	(14,694)	358.43
Non-vested at December 30, 2023	114,797	$373.56

The fair value of restricted stock awards is based on the Company’s traded stock price on the date of the grants. Fair value of investment shares is calculated using the trinomial option-pricing model.

27,640 shares vested in 2023 with a weighted average fair value of $341.57, 32,476 shares vested in 2022 with a weighted average fair value of $292.27, and 42,038 shares vested in 2021 with a weighted average fair value of $227.40.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2023	2022	2021
	(in thousands)
Amounts included in general and administrative expenses	$10,370	$8,804	$13,003
Amounts included in advertising, promotional, and selling expenses	6,601	5,184	5,612
Total stock-based compensation expense	$16,971	$13,988	$18,615
Amounts related to performance-based stock awards included in total stock-based compensation expense	$2,518	$1,198	$3,384

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met.

The Company recognizes compensation expense, less estimated forfeitures. For Equity Plan awards during fiscal year 2023, the estimated forfeiture rate was 20.0% for stock options and 12% for restricted stock units and investment shares. The estimated forfeiture rate was 19.0%, and 13.0% for all types of awards during fiscal years 2022, and 2021, respectively. The estimated forfeiture rates used are based upon historical experience with the various award types and the Company annually reviews these rates to ensure proper projection of future forfeitures.

Based on equity awards outstanding as of December 30, 2023, there is $33.1 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 1.8 years.

Stock Repurchase Program

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On May 18, 2023, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $269.0 million, increasing the limit from $931.0 million to $1.2 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. Share repurchases under this program for the periods included herein were effected through open market transactions

During fiscal year 2023, the Company repurchased and subsequently retired 276,045 shares of its Class A Common Stock for an aggregate purchase price of $92.9 million. As of December 30, 2023, the Company had repurchased a cumulative total of approximately 14.1 million shares of its Class A Common Stock for an aggregate purchase price of approximately $933.5 million and had approximately $266.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

P. Employee Retirement Plans and Post-Retirement Medical Benefits

The Company’s workforce comprises mostly of non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, or Angry Orchard Cider Company, LLC. As of December 30, 2023, the Company had three unions at its Cincinnati Brewery: Local 1, Local 20, and Teamsters Local Union. No. 1199 (“Local Union 1199”). The Company has different retirement and post-retirement plans available to each group of employees. The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”) covers most non-union employees and all members of Local 1 and Local Union 1199. The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) covers members of Local 20. The Company additionally provides a supplement to eligible retirees from Local 1, Local 20, and Local Union 1199 to assist with the cost of Medicare gap coverage after their retirement on account of age or permanent disability (collectively, the “Retiree Medical Plan”). The Company previously offered a pension plan (the “Local 1199 Pension Plan”) to members of Local Union 1199 until the plan was terminated effective January 1, 2020.

Boston Beer 401(k) Plan

The Boston Beer 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution. Most non-union employees and all members of the Local 1 and Local 1199 unions are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 5% of compensation is taken into account in determining the amount of the match. In January 2020, the Company amended the Boston Beer 401(k) Plan to update the Company match as follows: 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the next 2% of the eligible compensation participants contribute. Beginning April 1, 2023, for Local 1 union members specifically, the Company match is 100% of the first 5% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $8.8 million, $7.6 million, and $7.4 million in fiscal years 2023, 2022, and 2021, respectively.

SACB 401(k) Plan

The “SACB 401(k) Plan”, which was established by the Company in 1997, is a Company-sponsored defined contribution plan. It is available to all members of Local 20 upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal years 2023, 2022, and 2021 were insignificant.

Retiree Medical Plan

To qualify for this benefit, an eligible employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery as a part of one of its three unions, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement, and, in the case of retirees from Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.03% at December 30, 2023 and 5.22% at December 31, 2022 and a 2.50% health care cost increase based on the Cincinnati Consumer Price Index for the years 2023 and 2022. The effect of a 1% increase and the effect of a 1% decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Retiree Medical Plan is as follows at:

	Retiree Medical Plan
	December 30, 2023	December 31, 2022

Benefit obligation at end of period	$828	$757
Unfunded Status	$828	$757

Q. Net Income per Share

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 30,	December 31,	December 25,
	2023	2022	2021
	(in thousands, except per share data)
Net Income	$76,250	$67,263	$14,553
Allocation of net income for basic:
Class A Common Stock	$63,216	$55,812	$11,995
Class B Common Stock	12,880	11,293	2,506
Unvested participating shares	154	158	52
	$76,250	$67,263	$14,553
Weighted average number of shares for basic:
Class A Common Stock	10,150	10,221	10,121
Class B Common Stock*	2,068	2,068	2,115
Unvested participating shares	25	28	44
	12,243	12,317	12,280
Net income per share for basic:
Class A Common Stock	$6.23	$5.46	$1.19
Class B Common Stock	$6.23	$5.46	$1.19

*Changes in Class B Common Stock resulted from the conversion to Class A Common stock during fiscal 2022 as disclosed in the Company's consolidated statements of stockholders' equity.

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock:

	Fiscal year ended December 30, 2023
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$63,216	10,150	$6.23
Add: effect of dilutive potential common shares
Share-based awards	—	40
Class B Common Stock	12,880	2,068
Net effect of unvested participating shares	—	—
Net income per common share - diluted	$76,096	$12,258	$6.21

	Fiscal year ended December 31, 2022
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$55,812	10,221	$5.46
Add: effect of dilutive potential common shares
Share-based awards	—	56
Class B Common Stock	11,293	2,068
Net effect of unvested participating shares	1	—
Net income per common share - diluted	$67,106	12,345	$5.44

	Fiscal year ended December 25, 2021
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$11,995	10,121	$1.19
Add: effect of dilutive potential common shares
Share-based awards	—	138
Class B Common Stock	2,506	2,115
Net effect of unvested participating shares	52	62
Net income per common share - diluted	$14,553	12,436	$1.17

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $6.23, $5.46, and $1.19 for the fiscal years 2023, 2022, and 2021, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase approximately 52,000, 17,000, and 17,000 shares of Class A Common Stock were outstanding during fiscal years 2023, 2022, and 2021, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, approximately 54,000, 1,000, and 1,000 performance awards were outstanding during fiscal years 2023, 2022, and 2021, respectively, but not included in computing dilutive income per share because the performance criteria of these stock options were not met at the respective fiscal year ends.

R. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative currency translation adjustments and amounts of unrecognized actuarial gains or losses related to the Company sponsored defined benefit pension plan and post-retirement medical plan, net of tax effect. Changes in accumulated other comprehensive loss represent currency translation adjustments due to exchange rate fluctuations in the period and actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs. The components of the accumulated other comprehensive loss was as follows as of::

	December 30,	December 31,
	2023	2022
	(in thousands)
Cumulative currency translation adjustments	$(141)	$(307)
Deferred benefit costs, net of tax	84	97
Total accumulated other comprehensive loss	$(57)	$(210)

S. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Credit Losses	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2023	$418	$15	$(6)	$427
2022	$353	$326	$(261)	$418
2021	$535	$182	$(364)	$353

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2023	$8,179	$62,620	$(62,846)	$7,953
2022	$11,221	$54,825	$(57,867)	$8,179
2021	$9,357	$72,680	$(70,816)	$11,221

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2023	$21,976	$19,328	$(33,664)	$7,640
2022	$43,055	$35,867	$(56,946)	$21,976
2021	$6,331	$62,616	$(25,892)	$43,055

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2023	$5,580	$18,772	$(16,112)	$8,240
2022	$6,045	$19,589	$(20,054)	$5,580
2021	$3,092	$9,537	$(6,584)	$6,045

T. Licensing Agreements

Pepsi Licensing Agreement

On August 9, 2021, the Company signed a series of agreements with PepsiCo, Inc. (“Pepsi”) to develop, market, and sell alcohol beverages. Under the agreements, the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under the HARD MTN DEW® brand. As part of the agreements, Pepsi provides certain proprietary ingredients and also licenses the Company the use of its HARD MTN DEW® trademark in connection with manufacturing, promoting, marketing, and distributing the developed product, primarily through the Pepsi distribution network.

During fiscal 2022 and 2023, distribution was primarily managed through the Pepsi Network per terms of the original agreements. Pursuant to these terms, the Company made payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The costs of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $2.0 million and $2.5 million during fiscal 2023 and 2022, respectively. Freight costs and marketing costs are recorded in advertising, promotional, and selling expenses. The excess costs over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was $0.1 million and $0.4 million as of December 30, 2023 and December 31, 2022, respectively. During fiscal 2023 and 2022, total net revenue recognized under these agreements amounted to approximately 2% of the Company's total net revenues.

On February 24, 2024, the Company and Pepsi amended the terms of these agreements, most notably to change distribution from the Pepsi Distribution network to the Company’s distribution network. The transition of distributor networks is expected to begin in May of 2024 and extend into 2025. Under the agreements, the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. Pepsi provides certain proprietary ingredients and also licenses the Company the use of its HARD MTN DEW® trademark in connection with manufacturing, promoting, marketing, and distributing the developed product.

U. Related Party Transactions

The Company has entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized was approximately $366,000, $366,000 and $348,000 for fiscal 2023, 2022, and 2021, respectively. Other related party expenses and transactions totaled less than $0.1 million for fiscal 2023, 2022, and 2021.

V. Subsequent Events

See Note I to the Consolidated Financial Statements of this Form 10-K for discussion of the $20 million loan to City Brewing on January 2, 2024. See Note T to the Consolidated Financial Statements of this Form 10-K for discussion of the February 24, 2024 amendment to the Company's agreements with Pepsi. The Company evaluated subsequent events occurring after the balance date, December 30, 2023, through the issuance of these financial statements and concluded that there were no other events of which management was aware that occurred that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 30, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Boston Beer Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2024

Item 9B. Other Information

Insider Trading Agreements

The table below sets forth information regarding trading plans adopted during the quarter ended December 30, 2023 by an executive officer that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c):

Name and Title	Date of Adoption of Plan	Duration of Plan	Aggregate Number of Shares to Be Purchased or Sold Pursuant to Plan	Description of the Material Terms of the Rule 10b5-1 Trading Arrangement
Dave Burwick, President, Chief Executive Officer	November 6, 2023	March 6, 2024 - June 4, 2024	Up to 1,116	Vested stock option sales

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting to be held on May 7, 2024.

Item 11. Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting to be held on May 7, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting to be held on May 7, 2024.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

As of December 30, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	207,810	$361.53	918,623
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	207,810	$361.53	918,623

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting to be held on May 7, 2024.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting to be held on May 7, 2024.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

The following financial statements are filed as a part of this report:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	41
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022	44
Consolidated Statements of Comprehensive Income for the years ended December 30, 2023, December 31, 2022, and December 25, 2021	43
Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2023, December 31, 2022, and December 25, 2021	45
Consolidated Statements of Cash Flows for the years ended December 30, 2023, December 31, 2022, and December 25, 2021	46
Notes to the Consolidated Financial Statements	47

(a) 2. Financial Statement Schedules.

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

+10.5

Seventh Amendment to Lease Agreement dated June 1, 2019. Certain information in this exhibit is confidential and has been excluded pursuant to applicable rules because it (i) is not material and (ii) would likely cause competitive harm if publicly disclosed (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 17, 2021).

**10.6

The Boston Beer Company, Inc. Equity Plan for Non-Employee Directors, adopted on February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2023.

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

**10.9	Employment Agreement of Samuel A. Calagione III, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on July 25, 2019)

**10.10	Offer Letter to Frank H. Smalla, Senior Vice President, Finance dated December 15, 2015 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 18, 2016).

10.11	Registration Rights Agreement with the Former Dogfish Head Stockholders, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on July 25, 2019).

**10.12	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on July 25, 2019).

10.13

Third Amended and Restated Credit Agreement by and among The Boston Beer Company, Inc., Boston Beer Corporation, American Craft Brewery LLC, and Bank of America, N.A., dated December 16, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2022).

10.14	Offer Letter to Lesya Lysyj, Chief Marketing Officer, dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company's 10-Q filed on July 25, 2019).

10.15

Offer Letter to Matthew D. Murphy, Chief Accounting Officer & Interim Financial Officer, dated May 12, 2023 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed by the Company on May 16, 2023)

10.16	Offer Letter to Philip A. Hodges, Chief Supply Chain Officer, dated May 15, 2023 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed by the Company on May 22, 2023).

10.17	Offer Letter to Diego Reynoso, Chief Financial Officer, dated July 21, 2023 (incorporated by reference to exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 24, 2023)

*21.1	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 30, 2023.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	The Boston Beer Company, Inc. Clawback Policy amended effective as of October 2, 2023.

*101.INS	XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.LAB	Inline XBRL Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*101DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

* Filed with this report.

+ Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2024.

THE BOSTON BEER COMPANY, INC.

/s/ David A. Burwick
David A. Burwick
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ David A. Burwick David A. Burwick	President, Chief Executive Officer (principal executive officer) and Director	February 27, 2024

/s/ Diego Reynoso Diego Reynoso	Chief Financial Officer (principal financial officer)	February 27, 2024

/s/ Matthew D. Murphy Matthew D. Murphy	VP Finance and Chief Accounting Officer (principal accounting officer)	February 27, 2024

/s/ Samuel A. Calagione III Samuel A. Calagione III	Brewer and Director	February 27, 2024

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director	February 27, 2024

/s/ Meghan V. Joyce Meghan V. Joyce	Director	February 27, 2024

/s/ C. James Koch C. James Koch	Chairman and Director	February 27, 2024

/s/ Julio N. Nemeth Julio N. Nemeth	Director	February 27, 2024

/s/ Michael Spillane Michael Spillane	Director	February 27, 2024

/s/ Cynthia L. Swanson Cynthia L. Swanson	Director	February 27, 2024

/s/ Jean-Michel Valette Jean-Michel Valette	Director	February 27, 2024