Form 10-Q
period 2024-03-30
BOSTON BEER CO INC
filed 2024-04-25
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 19, 2024:

Class A Common Stock, $.01 par value	9,885,922
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March 30, 2024

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 30, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$205,444	$298,491
Accounts receivable	72,962	66,997
Inventories	146,783	115,773
Prepaid expenses and other current assets	27,489	20,538
Income tax receivable	244	1,711
Total current assets	452,922	503,510
Property, plant, and equipment, net	635,131	642,509
Operating right-of-use assets	33,644	35,559
Goodwill	112,529	112,529
Intangible assets, net	59,581	59,644
Third-party production prepayments	30,662	33,581
Note receivable	18,739	—
Other assets	40,980	42,661
Total assets	$1,384,188	$1,429,993
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$98,107	$87,245
Accrued expenses and other current liabilities	104,960	126,930
Current operating lease liabilities	8,351	9,113
Total current liabilities	211,418	223,288
Deferred income taxes, net	85,710	85,721
Non-current operating lease liabilities	34,297	36,161
Other liabilities	6,035	6,894
Total liabilities	337,460	352,064
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 9,908,668 and 10,033,303 issued and outstanding as of March 30, 2024 and December 30, 2023 respectively	99	100
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at March 30, 2024 and December 30, 2023	21	21
Additional paid-in capital	662,942	656,297
Accumulated other comprehensive loss	(219)	(57)
Retained earnings	383,885	421,568
Total stockholders' equity	1,046,728	1,077,929
Total liabilities and stockholders' equity	$1,384,188	$1,429,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 30, 2024	April 1, 2023
Revenue	$452,208	$435,156
Less excise taxes	26,156	25,156
Net revenue	426,052	410,000
Cost of goods sold	239,704	254,338
Gross profit	186,348	155,662
Operating expenses:
Advertising, promotional, and selling expenses	120,275	125,428
General and administrative expenses	50,384	43,694
Impairment of brewery assets	335	484
Total operating expenses	170,994	169,606
Operating income (loss)	15,354	(13,944)
Other income:
Interest income	3,493	1,644
Other expense	(38)	(102)
Total other income	3,455	1,542
Income (loss) before income tax provision (benefit)	18,809	(12,402)
Income tax provision (benefit)	6,212	(3,446)
Net income (loss)	$12,597	$(8,956)
Net income (loss) per common share – basic	$1.05	$(0.73)
Net income (loss) per common share – diluted	$1.04	$(0.73)
Weighted-average number of common shares – basic	12,054	12,309
Weighted-average number of common shares – diluted	12,055	12,309
Net income (loss)	$12,597	$(8,956)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(162)	18
Total other comprehensive (loss) income	(162)	18
Comprehensive income (loss)	$12,435	$(8,938)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 30, 2024	April 1, 2023
Cash flows used in operating activities:
Net income (loss)	$12,597	$(8,956)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,404	21,915
Impairment of brewery assets	335	484
Gain on sale of property, plant, and equipment	(23)	(195)
Change in right-of-use assets	1,915	1,921
Stock-based compensation expense	7,127	4,073
Deferred income taxes	(11)	(430)
Other non-cash expense (income)	99	(55)
Changes in operating assets and liabilities:
Accounts receivable	(6,304)	(23,372)
Inventories	(29,342)	(3,002)
Prepaid expenses, income tax receivable, and other assets	(4,241)	(16,972)
Third-party production prepayments	2,919	6,362
Accounts payable	11,352	15,258
Accrued expenses and other liabilities	(22,356)	(12,758)
Operating lease liabilities	(2,355)	(2,095)
Net cash used in operating activities	(4,884)	(17,822)
Cash flows used in investing activities:
Cash paid for note receivable	(20,000)	—
Purchases of property, plant, and equipment	(15,737)	(17,312)
Proceeds from disposal of property, plant, and equipment	23	195
Net cash used in investing activities	(35,714)	(17,117)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(49,967)	(21,096)
Proceeds from exercise of stock options and sale of investment shares	479	442
Cash paid on finance leases	(557)	(414)
Payment of tax withholding on stock-based payment awards and investment shares	(2,404)	(1,993)
Net cash used in financing activities	(52,449)	(23,061)
Change in cash and cash equivalents	(93,047)	(58,000)
Cash and cash equivalents at beginning of period	298,491	180,560
Cash and cash equivalents at end of period	$205,444	$122,560
Supplemental disclosure of cash flow information:
Income tax refunds, net of payments	$21	$1,744
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$2,737	$2,560
Operating cash outflows from finance leases	$286	$9
Financing cash outflows from finance leases	$337	$413
Right-of-use-assets obtained in exchange for finance lease obligations	$2,017	$-
(Decrease) increase in accounts payable and accrued expenses for purchases of property, plant, and equipment	$(1,456)	$358
Increase in accrued expenses for non-cash financing activity – accrued excise taxes on share repurchases	$314	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen weeks ended March 30, 2024 and April 1, 2023

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							12,597	12,597
Stock options exercised and restricted shares activities	24	—			(482)			(482)
Stock-based compensation expense					7,127			7,127
Repurchase and retirement of Class A Common Stock	(148)	(1)					(50,280)	(50,281)
Foreign currency translation adjustment						(162)		(162)
Balance at March 30, 2024	9,909	$99	2,068	$21	$662,942	$(219)	$383,885	$1,046,728

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net loss							(8,956)	(8,956)
Stock options exercised and restricted shares activities	20	1			(212)			(211)
Stock-based compensation expense					4,073			4,073
Repurchase and retirement of Class A Common Stock	(65)	(1)					(22,115)	(22,116)
Foreign currency translation adjustment						18		18.00
Balance at April 1, 2023	10,193	$102	2,068	$21	$633,376	$(192)	$408,050	$1,041,357

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

The accompanying unaudited condensed consolidated balance sheet as of March 30, 2024, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 30, 2024 and April 1, 2023, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 30, 2024 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 30, 2024 and April 1, 2023, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the standard should be applied retrospectively. ASU 2023-07 will be effective for the Company's fiscal year ending December 28, 2024. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This ASU is effective for public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be effective for the Company in the first quarter of its fiscal year ending December 27, 2025. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.

C. Revenue Recognition

During the thirteen weeks ended March 30, 2024 and April 1, 2023, approximately 94% and 95%, respectively, of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 5% and 4% of the Company's revenue for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. Approximately 1% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the thirteen weeks ended March 30, 2024 and April 1, 2023.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 30, 2024 and December 30, 2023, the Company has deferred $16.6 million and $8.9 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $10.3 million and $10.9 million for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen weeks ended March 30, 2024 and April 1, 2023 were $19.7 million and $18.4 million, respectively. For the thirteen weeks ended March 30, 2024 and April 1, 2023, the Company recorded certain of these costs in the total amounts of $5.7 million and $5.3 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	March 30, 2024	December 30, 2023
	(in thousands)
Current inventory:
Raw materials	$62,238	$55,116
Work in process	22,712	18,750
Finished goods	61,833	41,907
Total current inventory	146,783	115,773
Long term inventory	12,701	14,369
Total inventory	$159,484	$130,142

As of March 30, 2024 and December 30, 2023, the Company has recorded inventory obsolescence reserves of $7.9 million and $7.6 million, respectively.

E. Goodwill and Intangible Assets

No impairment of goodwill was recorded in any period.

The Company’s intangible assets as of March 30, 2024 and December 30, 2023 were as follows:

		As of March 30, 2024			As of December 30, 2023
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Trade names	Indefinite	$56,984	$-	$56,984	$56,984	$—	$56,984
Customer relationships	15	3,800	(1,203)	2,597	3,800	(1,140)	2,660
Total intangible assets, net		$60,784	$(1,203)	$59,581	$60,784	$(1,140)	$59,644

Amortization expense in the thirteen weeks ended March 30, 2024 and April 1, 2023 was approximately $63,000. The Company expects to record amortization expense as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2024	$190
2025	253
2026	253
2027	253
2028	253
2029	253
Thereafter	1,142
Total amortization expense	$2,597

F. Third-Party Production Prepayments

During the thirteen weeks ended March 30, 2024 and April 1, 2023, the Company brewed and packaged approximately 79% and 78%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts. Under these production arrangements, there are minimum production quantities and the Company is obligated to pay shortfall fees for production quantity below those thresholds.

Total third-party production prepayments were $30.7 million and $33.6 million as of March 30, 2024 and December 30, 2023, respectively, all of which for both periods relate to its master transaction agreement with City Brewing Company, LLC ("City Brewing"). The Company will expense the total prepaid amount of $30.7 million as of March 30, 2024 as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks ended March 30, 2024 and April 1, 2023, the Company recorded $1.0 million and $0.7 million, respectively, in shortfall fees. As of March 30, 2024, if volume was zero for the remaining contractual term plus certain anticipated extensions of the production arrangements, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $118 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections and based on understandings reached with these third-party production facilities, the Company anticipates that it will recognize approximately $47 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2024	$14
2025	18
2026	3
2027	3
2028	3
2029	3
Thereafter	3
Total shortfall fees expected to be incurred	$47

G. Note Receivable

The Company and City Brewing entered into a Loan and Security agreement on January 2, 2024 at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be credited to the Company through reductions of shortfall fees, subject to annual repayment limits and through other payments or credits should owed shortfall fees be lower than these annual repayment limits. The annual repayment limits are $3.0 million in 2024, $7.5 million in 2025 and $10.0 million in 2026 and thereafter. The final maturity date of the loan is December 31, 2028.

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $1.3 million as of March 30, 2024. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

H. Net Income (Loss) per Share

The Company calculates net income (loss) per share using the two-class method, which requires the Company to allocate net income to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net income (loss) per share.

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

Included in the computation of net income (loss) per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest. At its discretion, the Board of Directors grants stock options and restricted stock to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. In December 2018, the Employee Equity Incentive Plan was amended to permit the grant of restricted stock units. The restricted stock units generally vest over four years in equal number of shares. Each restricted stock unit represents an unfunded and unsecured right to receive one share of Class A Stock upon satisfaction of the vesting criteria. The unvested shares participate equally in dividends and are forfeitable. Prior to March 1, 2019, the Company granted restricted stock awards, generally vesting over five years in equal number of shares. The Company also grants stock options to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years.

Net Income (Loss) per Common Share - Basic

The following table sets forth the computation of basic net income (loss) per share using the two-class method:

	Thirteen weeks ended
	March 30, 2024	April 1, 2023
	(in thousands, except per share data)
Net income (loss)	$12,597	$(8,956)
Allocation of net income (loss) for basic:
Class A Common Stock	$10,409	$(7,434)
Class B Common Stock	2,162	(1,505)
Unvested participating shares	26	(17)
	$12,597	$(8,956)
Weighted average number of shares for basic:
Class A Common Stock	9,960	10,218
Class B Common Stock	2,068	2,068
Unvested participating shares	26	23
	12,054	12,309
Net income (loss) per share for basic:
Class A Common Stock	$1.05	$(0.73)
Class B Common Stock	$1.05	$(0.73)

Net Income (Loss) per Common Share - Diluted

The Company calculates diluted net income (loss) per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income (loss) per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks ended March 30, 2024 and for the thirteen weeks ended April 1, 2023:

	Thirteen weeks ended
	March 30, 2024			April 1, 2023
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$10,409	9,960	$1.05	$(7,434)	10,218	$(0.73)
Add: effect of dilutive common shares
Share-based awards	—	27		—	—
Class B Common Stock	2,162	2,068		(1,505)	2,068
Net effect of unvested participating shares	—	—		(17)	23
Net income (loss) per common share - diluted	$12,571	12,055	$1.04	$(8,956)	12,309	$(0.73)

For the thirteen weeks ended March 30, 2024, in accordance with the two-class method, weighted-average stock options to purchase 85,643 shares and 27,573 unvested share-based payments were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 14,017 shares of Class A Common Stock and 38,805 performance-based stock awards were outstanding as of March 30, 2024 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

For the thirteen weeks ended April 1, 2023, in accordance with the two-class method, weighted-average stock options to purchase 46,288 shares of Class A Common Stock were outstanding but not included in computing dilutive loss per common share because the net loss position of the Company made them antidilutive.

I. Commitments and Contingencies

Contractual Obligations

As of March 30, 2024, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$50,557
Brand support	50,437
Equipment and machinery	39,914
Hops and malt	39,656
Other	33,861
Total commitments	$214,425

The Company expects to pay $176.3 million of these obligations in the remainder of fiscal 2024, $21.7 million in fiscal 2025, $10.3 million in fiscal 2026, $2.9 million in fiscal 2027, $1.4 million in fiscal 2028, $1.6 million in fiscal 2029, and $0.1 million thereafter.

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. On February 23, 2023 and April 4, 2023, Ardagh and the Company engaged in mediation sessions with a neutral, third-party mediator, but were not able to resolve the matter and the litigation will proceed. On May 5, 2023, the Company filed an Answer in response to the Complaint, and Counterclaims against Ardagh. On June 26, 2023, Ardagh filed a Motion to Dismiss Certain Counterclaims and a Motion to Strike Certain Affirmative Defenses, to which the Company filed Oppositions on July 24, 2023. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. The Company’s reply brief for this Motion will be filed on April 26, 2024.

J. Income Taxes

The following table provides a summary of the income tax provision for the thirteen weeks ended March 30, 2024 and April 1, 2023:

	Thirteen weeks ended
	March 30, 2024	April 1, 2023
Effective tax rate	33.0%	27.8%

The increase in the tax rate for the thirteen weeks ended March 30, 2024 as compared to the thirteen weeks ended April 1, 2023 is primarily due to the tax deficiency related to stock-based compensation awards recorded on pre-tax income for the thirteen weeks ended March 30, 2024, compared to the tax deficiency related to stock-based compensation awards on a pre-tax loss for the thirteen weeks ended April 1, 2023.

As of both March 30, 2024 and December 30, 2023, the Company had approximately $0.3 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 30, 2024 and December 30, 2023, the Company had approximately $0.2 million accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of March 30, 2024.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of March 30, 2024, no borrowings were outstanding. As of March 30, 2024 and December 30, 2023, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

At March 30, 2024 and December 30, 2023, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 30, 2024 and December 30, 2023, the Company’s cash and cash equivalents balance was $205.4 million and $298.5 million, respectively, including money market funds amounting to $201.3 million and $291.5 million, respectively.

Non-Recurring Fair Value Measurement

The fair value as of the issuance date of the Company's note receivable is classified within Level 2 of the fair value hierarchy as the fair value was partially derived from publicly quoted inputs of market interest rates for a loan of similar terms, provisions, and maturity.

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2023	207,810	$361.53
Forfeited/ Expired	(15,487)	383.46
Outstanding at March 30, 2024	192,323	$359.76	4.92	$6,853
Exercisable at March 30, 2024	127,707	$322.94	4.26	$6,538
Vested and expected to vest at March 30, 2024	175,421	$363.04	4.80	$6,802

Of the total options outstanding at March 30, 2024, 28,033 shares were performance-based options for which the performance criteria had yet to be achieved.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock units:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2023	114,797	$373.56
Granted	76,715	289.14
Vested	(31,351)	385.07
Forfeited	(1,058)	352.88
Non-vested at March 30, 2024	159,103	$330.73

Of the total non-vested shares at March 30, 2024, 38,805 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2024, the Company granted a combined 64,708 shares of restricted stock units to certain officers, senior managers and key employees. Of the restricted stock units granted, 8,384 had performance-based vesting criteria with potential achievement of 0% to 200% of the grant total and a three year service period. Additionally, 20,000 of the restricted stock units granted had performance based vesting criteria with potential vesting over a seven year service period, The remainder of restricted stock units granted on March 1, 2024 vest ratably over service periods of four years. Additionally on March 1, 2024, employees elected to purchase a combined 12,007 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $308.14 and $186.77 per share, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended
	March 30, 2024	April 1, 2023
	(in thousands)
Amounts included in advertising, promotional and selling expenses	2,466	2,042
Amounts included in general and administrative expenses	4,661	2,031
Total stock-based compensation expense	$7,127	$4,073

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

During the thirteen weeks ended March 30, 2024, the Company repurchased and subsequently retired 148,183 shares of its Class A Common Stock for an aggregate purchase price of $50.0 million. As of March 30, 2024, the Company had repurchased a cumulative total of approximately 14.2 million shares of its Class A Common Stock for an aggregate purchase price of approximately $983.5 million and had approximately $216.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

N. Licensing Agreements

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

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The costs of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $0.2 million and $0.6 million during the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. Freight costs and marketing costs are recorded in advertising, promotional, and selling expenses. The excess costs over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was $0.5 million and $0.1 million as of March 30, 2024 and December 30, 2023, respectively. During the thirteen weeks ended March 30, 2024 and April 1, 2023, total net revenue recognized under these agreements amounted to approximately 1% and 2%, respectively, of the Company's total net revenues.

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

O. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen weeks ended March 30, 2024 and April 1, 2023 related to the lease was approximately $91,000. Additionally, during the thirteen weeks ended March 30, 2024 and April 1, 2023, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week periods ended March 30, 2024, as compared to the thirteen period ended April 1, 2023. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 30, 2024 compared to Thirteen Weeks Ended April 1, 2023

	Thirteen Weeks Ended (in thousands, except per barrel)
	March 30, 2024			April 1, 2023			Amount change	% change	Per barrel change
Barrels sold		1,592			1,579		14	0.9%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$426,052	$267.55	100.0%	$410,000	$259.73	100.0%	$16,052	3.9%	$7.82
Cost of goods	239,704	150.53	56.3%	254,338	161.12	62.0%	(14,634)	(5.8)%	(10.59)
Gross profit	186,348	117.02	43.7%	155,662	98.61	38.0%	30,686	19.7%	18.41
Advertising, promotional, and selling expenses	120,275	75.53	28.2%	125,428	79.46	30.6%	(5,153)	(4.1)%	(3.93)
General and administrative expenses	50,384	31.64	11.8%	43,694	27.68	10.7%	6,690	15.3%	3.96
Impairment of brewery assets	335	0.21	0.1%	484	0.31	0.1%	(149)	(30.8)%	(0.10)
Total operating expenses	170,994	107.38	40.1%	169,606	107.45	41.4%	1,388	0.8%	(0.07)
Operating income (loss)	15,354	9.64	3.6%	(13,944)	(8.84)	(3.4)%	29,298	(210.1)%	18.48
Other income	3,455	2.17	0.8%	1,542	0.98	0.4%	1,913	124.1%	1.19
Income before income tax provision (benefit)	18,809	11.81	4.4%	(12,402)	(7.86)	(3.0)%	31,211	(251.7)%	19.67
Income tax provision (benefit)	6,212	3.90	1.5%	(3,446)	(2.18)	(0.8)%	9,658	(280.3)%	6.08
Net income (loss)	$12,597	$7.91	3.0%	$(8,956)	(5.68)	(2.2)%	$21,553	(240.7)%	$13.59

Net revenue. Net revenue increased by $16.1 million, or 3.9%, to $426.1 million for the thirteen weeks ended March 30, 2024, as compared to $410.0 million for the thirteen weeks ended April 1, 2023, due to increased pricing impacts of $8.1 million, a $4.4 million reduction in returns, and increased sales volume impacts of $3.6 million.

Volume. Total shipment volume increased by 0.9% to 1,592,000 barrels for the thirteen weeks ended March 30, 2024, as compared to 1,579,000 barrels for the thirteen weeks ended April 1, 2023, primarily due to growth in Twisted Tea offset by declines in Truly Hard Seltzer and other brands. Depletions for the thirteen weeks ended March 30, 2024 were flat from the prior year.

Shipments were higher than depletions as the Company believes wholesalers built inventories to support the upcoming peak selling season. The Company believes distributor inventory as of March 30, 2024 was at an appropriate level for each of its brands and averaged approximately four and a half weeks on hand compared to four weeks on hand at the end of the fourth quarter of 2023 and four and a half weeks at the end of the first quarter of 2023.

Net revenue per barrel. Net revenue per barrel increased by 3.0% to $267.55 per barrel for the thirteen weeks ended March 30, 2024, as compared to $259.73 per barrel for the comparable period in 2023, primarily due to price increases and lower returns.

Cost of goods sold. Cost of goods sold was $150.53 per barrel for the thirteen weeks ended March 30, 2024, as compared to $161.12 per barrel for the thirteen weeks ended April 1, 2023. The 2024 decrease in cost of goods sold of $10.59, or 5.8%, per barrel was primarily due to decreases in inventory obsolescence of $5.4 million, or $3.39 per barrel, raw materials pricing and recipe optimization of $5.3 million, or $3.33 per barrel, favorable product mix effects of $5.0 million, or $3.14 per barrel and the non-recurrence of 2023 contract settlement costs of $4.5 million, or $2.83 per barrel, partially offset by inflationary impacts of $5.2 million, or $3.27 per barrel.

Inflationary impacts of $5.2 million consist primarily of increased material costs of $3.6 million, and internal brewery costs of $1.6 million.

Gross profit. Gross profit was $117.02 per barrel for the thirteen weeks ended March 30, 2024, as compared to $98.61 per barrel for the thirteen weeks ended April 1, 2023.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses decreased by $5.2 million, or 4.1%, to $120.3 million for the thirteen weeks ended March 30, 2024, as compared to $125.4 million for the thirteen weeks ended April 1, 2023, primarily due to decreased freight to distributors of $3.6 million from lower rates and improved freight efficiencies, partially offset by higher volumes. Brand investments decreased $1.6 million with decreases in other promotional activity partially offset by increases in media.

Advertising, promotional and selling expenses were 28.2% of net revenue, or $75.53 per barrel, for the thirteen weeks ended March 30, 2024, as compared to 30.6% of net revenue, or $79.46 per barrel, for the thirteen weeks ended April 1, 2023. This decrease per barrel is primarily due to advertising, promotional, and selling expenses decreasing at a higher rate than the increase in shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $6.7 million, or 15.3%, to $50.4 million for the thirteen weeks ended March 30, 2024, as compared to $43.7 million for the thirteen weeks ended April 1, 2023, primarily due to higher salaries and benefits costs of $10.1 million, which includes an incremental $3.8 million of compensation costs mostly attributable to the Company's Chief Executive Officer transition, partially offset by decreased consulting costs of $3.7 million.

Impairment of brewery assets. Impairment of brewery assets of $0.3 million decreased by $0.1 million from the comparable period of 2023, due to lower write-offs of equipment at Company-owned breweries.

Income tax provision (benefit). The Company’s effective tax rate for the first quarter was a 33.0% provision compared to a 27.8% benefit in the prior year. The increase in the tax rate for the thirteen weeks ended March 30, 2024 as compared to the thirteen weeks ended April 1, 2023 is primarily due to the tax deficiency related to stock based compensation awards recorded on pre-tax income for the thirteen weeks ended March 30, 2024, compared to the tax deficiency related to stock based compensation awards on a pre-tax loss for the thirteen weeks ended April 1, 2023.

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

Cash decreased to $205.4 million as of March 30, 2024 from $298.5 million as of December 30, 2023, primarily reflecting repurchases of the Company's Class A common stock, a note receivable issued, purchases of property, plant, and equipment, net cash used in operating activities, and payments of tax withholdings on stock-based payment awards and investment shares.

Cash used in operating activities consists of net income (loss), adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash used in operating activities for the thirteen weeks ended March 30, 2024 was comprised of net income of $12.6 million and non-cash items of $32.8 million, offset by net outflows for operating assets and liabilities of $50.3 million. Cash used in operating activities for the thirteen weeks ended April 1, 2023 was comprised of a net loss of $9.0 million and non-cash items of $27.7 million, offset by net outflows for operating assets and liabilities of $36.6 million. The decrease in cash used in operating activities for the thirteen weeks ended March 30, 2024 compared to April 1, 2023 is primarily due to higher net income and lower outflows arising from increases in accounts receivable, partially offset by greater outflows arising from increases in inventories.

The Company used $35.7 million in investing activities during the thirteen weeks ended March 30, 2024, as compared to $17.1 million during the thirteen weeks ended April 1, 2023. The increased in investing activity cash outflows is due to a $20.0 million note receivable issued, partially offset by lower capital investments. For both periods, capital investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $52.4 million during the thirteen weeks ended March 30, 2024, as compared to $23.1 million during the thirteen weeks ended April 1, 2023. The $29.4 million increase in financing activity cash outflows in 2023 compared to 2022 is primarily due to higher repurchases of the Company's Class A common stock in the current period.

During the period from December 31, 2023 through April 19, 2024, the Company repurchased and subsequently retired 199,811 shares of its Class A Common Stock for an aggregate purchase price of $65.0 million. As of April 19, 2024, the Company had repurchased a cumulative total of approximately 14.3 million shares of its Class A Common Stock for an aggregate purchase price of approximately $998.5 million and had approximately $201.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 30, 2024 of $205.4 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended March 30, 2024.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 30, 2023, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 30, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 30, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, refer to Note I of the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

As of April 19, 2024, the Company had repurchased a cumulative total of approximately 14.3 million shares of its Class A Common Stock for an aggregate purchase price of $998.5 million and had $201.5 million remaining on the $1.2 billion share buyback expenditure limit set by the Board.

During the thirteen weeks ended March 30, 2024, the Company repurchased and subsequently retired 148,538 shares of its Class A Common Stock, including 355 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 31, 2023 - February 3, 2024	61,817	$349.89	61,525	$244,893
February 4, 2024 - March 2, 2024	53,335	345.82	53,328	226,450
March 3, 2023 - March 30, 2024	33,386	298.76	33,330	216,490
Total	148,538	$336.94	148,183	$216,490

As of April 19, 2024, the Company had 9.9 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended March 30, 2024 by an executive officer that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

Item 6. EXHIBITS

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

10.1	Offer Letter to Michael Spillane, Chief Executive Officer dated February 23, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 24, 2024.)

10.2	Offer Letter to Diego Reynoso, Chief Finance Officer dated July 21, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 24, 2023.)

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: April 25, 2024	/s/ Michael Spillane
Michael Spillane
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2024	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)