Form 10-Q
period 2024-06-29
BOSTON BEER CO INC
filed 2024-07-25
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 19, 2024:

Class A Common Stock, $.01 par value	9,647,655
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 29, 2024

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 29, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$219,295	$298,491
Accounts receivable	125,452	66,997
Inventories	152,296	115,773
Prepaid expenses and other current assets	28,046	20,538
Income tax receivable	1,160	1,711
Total current assets	526,249	503,510
Property, plant, and equipment, net	626,860	642,509
Operating right-of-use assets	31,711	35,559
Goodwill	112,529	112,529
Intangible assets, net	59,517	59,644
Third-party production prepayments	24,278	33,581
Note receivable	18,890	—
Other assets	35,412	42,661
Total assets	$1,435,446	$1,429,993
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$114,989	$87,245
Accrued expenses and other current liabilities	147,477	126,930
Current operating lease liabilities	7,481	9,113
Total current liabilities	269,947	223,288
Deferred income taxes, net	85,908	85,721
Non-current operating lease liabilities	32,981	36,161
Other liabilities	6,075	6,894
Total liabilities	394,911	352,064
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 9,695,415 and 10,033,303 issued and outstanding as of June 29, 2024 and December 30, 2023 respectively	97	100
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at June 29, 2024 and December 30, 2023	21	21
Additional paid-in capital	668,089	656,297
Accumulated other comprehensive loss	(278)	(57)
Retained earnings	372,606	421,568
Total stockholders' equity	1,040,535	1,077,929
Total liabilities and stockholders' equity	$1,435,446	$1,429,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$614,216	$641,333	$1,066,423	$1,076,489
Less excise taxes	35,118	38,029	61,274	63,185
Net revenue	579,098	603,304	1,005,149	1,013,304
Cost of goods sold	312,640	329,141	552,343	583,479
Gross profit	266,458	274,163	452,806	429,825
Operating expenses:
Advertising, promotional, and selling expenses	144,224	149,362	264,499	274,790
General and administrative expenses	48,024	44,899	98,408	88,593
Impairment of brewery assets	3,395	1,532	3,731	2,016
Total operating expenses	195,643	195,793	366,638	365,399
Operating income	70,815	78,370	86,168	64,426
Other income:
Interest income	2,946	1,855	6,439	3,499
Other expense	(440)	(122)	(478)	(224)
Total other income	2,506	1,733	5,961	3,275
Income before income tax provision	73,321	80,103	92,129	67,701
Income tax provision	20,982	22,068	27,193	18,622
Net income	$52,339	$58,035	$64,936	$49,079
Net income per common share – basic	$4.40	$4.73	$5.42	$3.99
Net income per common share – diluted	$4.39	$4.72	$5.41	$3.98
Weighted-average number of common shares – basic	11,898	12,268	11,976	12,288
Weighted-average number of common shares – diluted	11,888	12,276	11,971	12,304
Net income	$52,339	$58,035	$64,936	$49,079
Other comprehensive (loss) income:
Foreign currency translation adjustment	(59)	126	(221)	144
Total other comprehensive (loss) income	(59)	126	(221)	144
Comprehensive income	$52,280	$58,161	$64,715	$49,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 29, 2024	July 1, 2023
Cash flows provided by operating activities:
Net income	$64,936	$49,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,983	43,602
Impairment of brewery assets	3,731	2,016
Gain on sale of property, plant, and equipment	(22)	(195)
Change in right-of-use assets	3,608	3,844
Stock-based compensation expense	11,008	8,266
Deferred income taxes	187	(1,177)
Other non-cash expense (income)	296	(88)
Changes in operating assets and liabilities:
Accounts receivable	(58,751)	(60,307)
Inventories	(31,566)	(9,376)
Prepaid expenses, income tax receivable, and other assets	(6,977)	1,041
Third-party production prepayments	9,303	14,512
Other assets	3,390	(5,995)
Accounts payable	29,487	38,872
Accrued expenses and other liabilities	20,045	21,354
Operating lease liabilities	(4,542)	(4,311)
Net cash provided by operating activities	91,116	101,137
Cash flows used in investing activities:
Cash paid for note receivable	(20,000)	—
Purchases of property, plant, and equipment	(36,090)	(34,809)
Proceeds from disposal of property, plant, and equipment	23	195
Net cash used in investing activities	(56,067)	(34,614)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(112,958)	(45,887)
Proceeds from exercise of stock options and sale of investment shares	2,179	9,466
Cash paid on finance leases	(1,062)	(797)
Payment of tax withholding on stock-based payment awards and investment shares	(2,404)	(2,110)
Net cash used in financing activities	(114,245)	(39,328)
Change in cash and cash equivalents	(79,196)	27,195
Cash and cash equivalents at beginning of period	298,491	180,560
Cash and cash equivalents at end of period	$219,295	$207,755
Supplemental disclosure of cash flow information:
Income tax payments, net	$12,164	$1,398
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$5,315	$5,214
Operating cash outflows from finance leases	$124	$57
Financing cash outflows from finance leases	$1,062	$796
Right-of-use-assets obtained in exchange for finance lease obligations	$2,017	$2,824
(Decrease) increase in accounts payable and accrued expenses for purchases of property, plant, and equipment	$(3,169)	$(3,693)
Increase in accrued expenses for non-cash financing activity – accrued excise taxes on share repurchases	$944	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							12,597	12,597
Stock options exercised and restricted shares activities	24	—			(482)			(482)
Stock-based compensation expense					7,127			7,127
Repurchase and retirement of Class A Common Stock	(148)	(1)					(50,280)	(50,281)
Foreign currency translation adjustment						(162)		(162)
Balance at March 30, 2024	9,909	$99	2,068	$21	$662,942	$(219)	$383,885	$1,046,728
Net income							52,339	52,339
Stock options exercised and restricted shares activities	8	—			1,266			1,266
Stock-based compensation expense					3,881			3,881
Repurchase and retirement of Class A Common Stock	(221)	(2)					(63,618)	(63,620)
Foreign currency translation adjustment						(59)		(59)
Balance at June 29, 2024	9,696	$97	2,068	$21	$668,089	$(278)	$372,606	$1,040,535

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net loss							(8,956)	(8,956)
Stock options exercised and restricted shares activities	20	1			(212)			(211)
Stock-based compensation expense					4,073			4,073
Repurchase and retirement of Class A Common Stock	(65)	(1)					(22,115)	(22,116)
Foreign currency translation adjustment						18		18
Balance at April 1, 2023	10,193	$102	2,068	$21	$633,376	$(192)	$408,050	$1,041,357
Net income							58,035	58,035
Stock options exercised and restricted shares activities	44	1			8,517			8,518
Stock-based compensation expense					4,193			4,193
Repurchase and retirement of Class A Common Stock	(77)	(1)					(25,038)	(25,039)
Foreign currency translation adjustment						126		126
Balance at July 1, 2023	10,160	$102	2,068	$21	$646,086	$(66)	$441,047	$1,087,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trademarks “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", "Truly Distilling Co.", and "Sun Cruiser Beverage Co.".

The accompanying unaudited condensed consolidated balance sheet as of June 29, 2024, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 29, 2024 and July 1, 2023, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 29, 2024 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 29, 2024 and July 1, 2023, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

C. Revenue Recognition

During the twenty-six weeks ended June 29, 2024 and July 1, 2023, approximately 94% and 94%, respectively, of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 5% and 5% of the Company's revenue for the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively. Approximately 1% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the twenty-six weeks ended June 29, 2024 and July 1, 2023.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 29, 2024 and December 30, 2023, the Company has deferred $20.3 million and $8.9 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $20.1 million and $30.3 million for the thirteen and twenty-six weeks ended June 29, 2024, respectively, and $23.3 million and $34.2 million for the thirteen and twenty-six weeks ended July 1, 2023, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and twenty-six weeks ended June 29, 2024 were $13.5 million and $22.9 million, respectively. For the thirteen and twenty-six weeks ended June 29, 2024, the Company recorded certain of these costs in the total amounts of $8.0 million and $13.7 million, respectively, as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and twenty-six weeks ended July 1, 2023 were $13.5 million and $21.0 million, respectively. For the thirteen and twenty-six weeks ended July 1, 2023, the Company recorded certain of these costs in the total amount of $9.5 million and $14.8 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	June 29, 2024	December 30, 2023
	(in thousands)
Current inventory:
Raw materials	$67,021	$55,116
Work in process	25,421	18,750
Finished goods	59,854	41,907
Total current inventory	152,296	115,773
Long term inventory	9,412	14,369
Total inventory	$161,708	$130,142

As of June 29, 2024 and December 30, 2023, the Company has recorded inventory obsolescence reserves of $7.8 million and $7.6 million, respectively.

E. Goodwill and Intangible Assets

No impairment of goodwill was recorded in any period.

The Company’s intangible assets as of June 29, 2024 and December 30, 2023 were as follows:

		As of June 29, 2024			As of December 30, 2023
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Trade names	Indefinite	$56,984	$-	$56,984	$56,984	$—	$56,984
Customer relationships	15	3,800	(1,267)	2,533	3,800	(1,140)	2,660
Total intangible assets, net		$60,784	$(1,267)	$59,517	$60,784	$(1,140)	$59,644

Amortization expense in the thirteen and twenty-six weeks ended June 29, 2024 was approximately $63,000 and $127,000, respectively. The Company expects to record amortization expense as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2024	$127
2025	253
2026	253
2027	253
2028	253
2029	253
Thereafter	1,141
Total amortization expense	$2,533

F. Third-Party Production Prepayments

During the twenty-six weeks ended June 29, 2024 and July 1, 2023, the Company brewed and packaged approximately 71% and 70%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts. Under these production arrangements, there are minimum production quantities and the Company is obligated to pay shortfall fees for production quantity below those thresholds.

Total third-party production prepayments were $24.3 million and $33.6 million as of June 29, 2024 and December 30, 2023, respectively, all of which for both periods relate to its master transaction agreement with City Brewing Company, LLC ("City Brewing"). The Company will expense the total prepaid amount of $24.3 million as of June 29, 2024 as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks and twenty-six weeks ended June 29, 2024, the Company incurred $3.0 million and $4.0 million, respectively, in shortfall fees. During the thirteen weeks and twenty-six weeks ended July 1, 2023, the Company incurred $3.4 million and $4.1 million, respectively, in shortfall fees. As of June 29, 2024, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $108 million over the duration of the contracts which have expiration dates through December 31, 2031. At current volume projections and based on understandings reached with these third-party production facilities, the Company anticipates that it will recognize approximately $39 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2024	$9
2025	15
2026	3
2027	3
2028	3
2029	3
Thereafter	3
Total shortfall fees expected to be incurred	$39

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

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $1.1 million as of June 29, 2024. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

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

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program, which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The investment shares and restricted stock awards generally vest over five years in equal number of shares. If a dividend is declared, the unvested shares would participate equally. See Note L for a discussion of the current year unvested stock awards and issuances.

Included in the computation of net income per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest. At its discretion, the Board of Directors grants stock options and restricted stock to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. In December 2018, the Employee Equity Incentive Plan was amended to permit the grant of restricted stock units. The restricted stock units generally vest over four years in equal number of shares. Each restricted stock unit represents an unfunded and unsecured right to receive one share of Class A Stock upon satisfaction of the vesting criteria. The unvested shares participate equally in dividends, if declared, and are forfeitable. Prior to March 1, 2019, the Company granted restricted stock awards, generally vesting over five years in equal number of shares. The Company also grants stock options to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years.

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$52,339	$58,035	$64,936	$49,079
Allocation of net income for basic:
Class A Common Stock	$43,116	$48,130	$53,575	$40,722
Class B Common Stock	9,097	9,783	11,213	8,259
Unvested participating shares	126	122	148	98
	$52,339	$58,035	$64,936	$49,079
Weighted average number of shares for basic:
Class A Common Stock	9,801	10,174	9,881	10,196
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	29	26	27	24
	11,898	12,268	11,976	12,288
Net income per share for basic:
Class A Common Stock	$4.40	$4.73	$5.42	$3.99
Class B Common Stock	$4.40	$4.73	$5.42	$3.99

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks and twenty-six weeks ended June 29, 2024 and for the thirteen weeks and twenty-six ended July 1, 2023:

	Thirteen weeks ended
	June 29, 2024			July 1, 2023
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$43,116	9,801	$4.40	$48,130	10,174	$4.73
Add: effect of dilutive common shares
Share-based awards	—	19		—	34
Class B Common Stock	9,097	2,068		9,783	2,068
Net effect of unvested participating shares	—	—		-	—
Net income per common share - diluted	$52,213	11,888	$4.39	$57,913	12,276	$4.72

	Twenty-six weeks ended
	June 29, 2024			July 1, 2023
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$53,575	9,881	$5.42	$40,722	10,196	$3.99
Add: effect of dilutive common shares
Share-based awards	—	22		—	40
Class B Common Stock	11,213	2,068		8,259	2,068
Net effect of unvested participating shares	—	—		-	—
Net income per common share - diluted	$64,788	11,971	$5.41	$48,981	12,304	$3.98

For the thirteen weeks and twenty-six weeks ended June 29, 2024, in accordance with the two-class method, weighted-average stock options to purchase 135,712 shares and 123,653 unvested share-based payments were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 10,843 shares of Class A Common Stock and 36,302 performance-based stock awards were outstanding as of June 29, 2024 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

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

I. Commitments and Contingencies

Contractual Obligations

As of June 29, 2024, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$62,618
Hops and malt	48,841
Brand support	42,686
Equipment and machinery	32,244
Other	17,659
Total commitments	$204,048

The Company expects to pay $141.3 million of these obligations in the remainder of fiscal 2024, $44.9 million in fiscal 2025, $11.7 million in fiscal 2026, and $6.1 million in fiscal 2027 and thereafter.

Litigation

The Company is party to legal proceedings and claims, where significant damages are asserted against it. Given the inherent uncertainty of litigation, it is possible that the Company could incur liabilities as a consequence of these claims, which may or may not have a material adverse effect on the Company’s financial condition or the results of its operations. The Company accrues loss contingencies if, in the opinion of management and its legal counsel, the risk of loss is probable and the loss can be estimated. Material pending legal proceedings are discussed below.

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. On February 23, 2023 and April 4, 2023, Ardagh and the Company engaged in mediation sessions with a neutral, third-party mediator, but were not able to resolve the matter and the litigation will proceed. On May 5, 2023, the Company filed an Answer in response to the Complaint, and Counterclaims against Ardagh. On June 26, 2023, Ardagh filed a Motion to Dismiss Certain Counterclaims and a Motion to Strike Certain Affirmative Defenses, to which the Company filed Oppositions on July 24, 2023. The company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order.

J. Income Taxes

The following table provides a summary of the income tax provision for the thirteen weeks and twenty-six weeks ended June 29, 2024 and July 1, 2023:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Effective tax rate	28.6%	27.5%	29.5%	27.5%

The increase in the tax rate for the thirteen and twenty-six weeks ended June 29, 2024 as compared to the thirteen and twenty-six weeks ended July 1, 2023 is primarily due to an increase in non-deductible compensation.

As of both June 29, 2024 and December 30, 2023, the Company had approximately $0.3 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 29, 2024 and December 30, 2023, the Company had approximately $0.2 million accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of June 29, 2024.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of June 29, 2024, no borrowings were outstanding. As of June 29, 2024 and December 30, 2023, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

At June 29, 2024 and December 30, 2023, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 29, 2024 and December 30, 2023, the Company’s cash and cash equivalents balance was $219.3 million and $298.5 million, respectively, including money market funds amounting to $213.8 million and $291.5 million, respectively.

Non-Recurring Fair Value Measurement

The fair value as of the issuance date of the Company's note receivable is classified within Level 2 of the fair value hierarchy as the fair value was partially derived from publicly quoted inputs of market interest rates for a loan of similar terms, provisions, and maturity.

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors and upper management is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2023	207,810	$361.53
Granted	24,045	300.14
Exercised	(6,164)	204.25
Forfeited/ Expired	(15,487)	383.46
Outstanding at June 29, 2024	210,204	$357.50	5.35	$6,358
Exercisable at June 29, 2024	127,340	$327.04	4.29	$6,031
Vested and expected to vest at June 29, 2024	190,382	$361.14	5.22	$6,306

Of the total options outstanding at June 29, 2024, 28,033 shares were performance-based options for which the performance criteria had yet to be achieved.

On April 1, 2024, the Company granted options to purchase an aggregate of 21,205 shares of the Company’s Class A Common Stock to the Company’s Chief Executive Officer. These options have a fair value and exercise price per share of $141.48 and $304.42, respectively.

On May 7, 2024, the Company granted options to purchase an aggregate of 2,840 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. All of the options vested immediately on the date of the grant. These options have a fair value and exercise price per share of $114.47 and $268.20, respectively.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2024
Expected Volatility	40.1%
Risk-free interest rate	4.2%
Expected Dividends	0.0%
Exercise factor	2.1
Discount for post-vesting restrictions	0.0%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock units:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2023	114,797	$373.56
Granted	85,569	290.21
Vested	(32,385)	382.98
Forfeited	(2,224)	325.06
Non-vested at June 29, 2024	165,757	$329.34

Of the total non-vested shares at June 29, 2024, 45,375 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2024, the Company granted a combined 64,708 shares of restricted stock units to certain officers, senior managers and key employees. Of the restricted stock units granted, 8,384 had performance-based vesting criteria with potential achievement of 0% to 200% of the grant total and a three-year service period. Additionally, 20,000 of the restricted stock units granted had performance based vesting criteria with potential vesting over a seven year service period. The remainder of restricted stock units granted on March

1, 2024 vest ratably over service periods of four years. Additionally on March 1, 2024, employees elected to purchase a combined 12,007 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $308.14 and $186.77 per share, respectively.

On April 1, 2024, the Company granted a combined 6,570 shares of restricted stock units to the Chief Executive Officer, of which all shares vest in 3 years dependent on meeting performance criteria as well as continued employment with the company. The fair value of the restricted stock units was $304.42 per share, of which all shares were performance-based shares.

On April 1, 2024, the Company granted a combined 1,069 shares of restricted stock units to a member of senior management, of which all shares vest ratably over service periods of up to four years. The fair value of the restricted stock units was $304.42 per share.

On May 7, 2024, the Company granted a combined 1,215 shares of restricted stock units to the Company’s non-employee Directors, of which all shares vest one year from the grant date. The fair value of the restricted stock units was $268.20 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	1,465	1,539	$3,930	$3,582
Amounts included in general and administrative expenses	2,416	2,654	7,078	4,684
Total stock-based compensation expense	$3,881	$4,193	$11,008	$8,266

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

During the thirteen and twenty-six weeks ended June 29, 2024, the Company repurchased and subsequently retired 220,446 and 368,629 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $63 million and $113 million, respectively. As of June 29, 2024, the Company had repurchased a cumulative total of approximately 14.4 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.0 billion and had approximately $153.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

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

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The cost of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $0.1 million and $0.3 million during the thirteen weeks and twenty-six weeks ended June 29, 2024, respectively, and were $0.4 million and $1.2 million during the thirteen weeks and twenty-six weeks ended July 1, 2023, respectively. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. The excess cost over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was zero and $0.1 million as of June 29, 2024 and December 30, 2023, respectively. Total net revenue recognized under these agreements amounted to approximately 2% of the Company's total net revenues during the thirteen and twenty-six week periods ended June 29, 2024 and July 1, 2023.

On February 24, 2024, the Company and Pepsi amended the terms of these agreements, most notably to change distribution from the Pepsi Distribution network to the Company’s distribution network. The transition of distributor networks began in May of 2024 and is expected to extend into 2025. Under the agreements, the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. Pepsi provides certain proprietary ingredients and also licenses the Company the use of its HARD MTN DEW® trademark in connection with manufacturing, promoting, marketing, and distributing the developed product.

O. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten-year term is $3.6 million. Total related parties expense recognized related to the lease was $91,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023. Additionally, the Company incurred expenses of less than $25,000 to various other suppliers affiliated with the Dogfish Head founders during the thirteen weeks ended June 29, 2024 and July 1, 2023. Total related parties expense recognized related to the lease was $183,000 for the twenty-six weeks ended June 29, 2024 and July 1, 2023. Additionally, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders during the twenty-six weeks ended June 29, 2024 and July 1, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week periods ended June 29, 2024, as compared to the thirteen and twenty-six week period ended July 1, 2023. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 29, 2024 compared to Thirteen Weeks Ended July 1, 2023

	Thirteen Weeks Ended (in thousands, except per barrel)
	June 29, 2024			July 1, 2023			Amount change	% change	Per barrel change
Barrels sold		2,162			2,310		(148)	(6.4)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$579,098	$267.85	100.0%	$603,304	$261.17	100.0%	$(24,206)	(4.0)%	$6.68
Cost of goods	312,640	144.61	54.0%	329,141	142.49	54.6%	(16,501)	(5.0)%	2.12
Gross profit	266,458	123.24	46.0%	274,163	118.68	45.4%	(7,705)	(2.8)%	4.56
Advertising, promotional, and selling expenses	144,224	66.71	24.9%	149,362	64.66	24.8%	(5,138)	(3.4)%	2.05
General and administrative expenses	48,024	22.21	8.3%	44,899	19.44	7.4%	3,125	7.0%	2.77
Impairment of brewery assets	3,395	1.57	0.6%	1,532	0.66	0.3%	1,863	121.6%	0.91
Total operating expenses	195,643	90.49	33.8%	195,793	84.76	32.5%	(150)	(0.1)%	5.73
Operating income	70,815	32.75	12.2%	78,370	33.92	13.0%	(7,555)	(9.6)%	(1.17)
Other income	2,506	1.16	0.4%	1,733	0.75	0.3%	773	44.6%	0.41
Income before income tax provision	73,321	33.91	12.7%	80,103	34.67	13.3%	(6,782)	(8.5)%	(0.76)
Income tax provision	20,982	9.70	3.6%	22,068	9.55	3.7%	(1,086)	(4.9)%	0.15
Net income	$52,339	$24.21	9.0%	$58,035	25.12	9.6%	$(5,696)	(9.8)%	$(0.91)

Net revenue. Net revenue decreased by $24.2 million, or 4.0%, to $579.1 million for the thirteen weeks ended June 29, 2024, as compared to $603.3 million for the thirteen weeks ended July 1, 2023 primarily as a result of lower shipment volume of $38.7 million, partially offset by price increases of $12.7 million and lower returns of $2.4 million.

Volume. Total shipment volume decreased by 6.4% to 2,162,000 barrels for the thirteen weeks ended June 29, 2024, as compared to 2,310,000 barrels for the thirteen weeks ended July 1, 2023, reflecting decreases in the Company’s Truly, Dogfish Head, Samuel Adams, Hard Mountain Dew and Angry Orchard brands, partially offset by increases in its Twisted Tea and Sun Cruiser brands.

The Company believes distributor inventory as of June 29, 2024 averaged approximately three and one half weeks on hand compared to target wholesaler inventory levels of four to five weeks for the peak summer season. These lower than target wholesaler inventory levels were the result of not fully shipping into improving demand in the latter weeks of June. The Company is working to ensure shipments in July and August build inventories at wholesalers back to target levels.

Net revenue per barrel. Net revenue per barrel increased by 2.6% to $267.85 per barrel for the thirteen weeks ended June 29, 2024, as compared to $261.17 per barrel for the comparable period in 2023, primarily due to price increases and lower returns.

Cost of goods sold. Cost of goods sold was $144.61 per barrel for the thirteen weeks ended June 29, 2024, as compared to $142.49 per barrel for the thirteen weeks ended July 1, 2023. The 2024 increase in cost of goods sold of $2.12, or 1.5% per barrel was primarily due to unfavorable internal brewery performance and the related fixed cost absorption impact from lower volume of $7.1 million, or $3.28 per barrel, and inflationary impacts of $3.0 million, or $1.39 per barrel, partially offset by contract renegotiations and recipe optimization savings of $5.1 million, or $2.36 per barrel, and decreases in inventory obsolescence of $1.3 million, or $0.60 per barrel.

Inflationary impacts of $3.0 million consist primarily of increased internal brewery costs of $3.1 million, partially offset by favorable material costs of $0.1 million.

Gross profit. Gross profit was $123.24 per barrel for the thirteen weeks ended June 29, 2024, as compared to $118.68 per barrel for the thirteen weeks ended July 1, 2023.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses decreased by $5.1 million, or 3.4%, to $144.2 million for the thirteen weeks ended June 29, 2024, as compared to $149.4 million for the thirteen weeks ended July 1, 2023, primarily due to decreased freight to distributors of $2.8 million from lower rates and lower volumes. Brand and selling costs decreased $2.3 million, primarily due to lower brand media spend.

Advertising, promotional and selling expenses were 24.9% of net revenue, or $66.71 per barrel, for the thirteen weeks ended June 29, 2024, as compared to 24.8% of net revenue, or $64.66 per barrel, for the thirteen weeks ended July 1, 2023. This decrease per barrel is primarily due to advertising, promotional, and selling expenses decreasing at a lower rate than the decrease in shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $3.1 million, or 7.0%, to $48.0 million for the thirteen weeks ended June 29, 2024, as compared to $44.9 million for the thirteen weeks ended July 1, 2023, primarily due to inflation in salaries and benefits costs.

Impairment of brewery assets. Impairment of brewery assets of $3.4 million increased by $1.9 million from the comparable period of 2023, due to higher write-offs of equipment at Company-owned breweries.

Income tax provision. The Company's effective tax rate of 28.6% increased from 27.5% in the prior year. This increase is due to an increase in non-deductible stock compensation expense.

Twenty-Six Weeks Ended June 29, 2024 compared to Twenty-Six Weeks Ended July 1, 2023

	Twenty-Six Weeks Ended (in thousands, except per barrel)
	June 29, 2024			July 1, 2023			Amount change	% change	Per barrel change
Barrels sold		3,754			3,888		(134)	(3.4)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,005,149	$267.73	100.0%	$1,013,304	$260.59	100.0%	$(8,155)	(0.8)%	$7.14
Cost of goods	552,343	147.12	55.0%	583,479	150.05	57.6%	(31,136)	(5.3)%	(2.93)
Gross profit	452,806	120.61	45.0%	429,825	110.54	42.4%	22,981	5.3%	10.07
Advertising, promotional, and selling expenses	264,499	70.45	26.3%	274,790	70.67	27.1%	(10,291)	(3.7)%	(0.22)
General and administrative expenses	98,408	26.21	9.8%	88,593	22.78	8.7%	9,815	11.1%	3.43
Impairment of brewery assets	3,731	0.99	0.4%	2,016	0.52	0.2%	1,715	85.1%	0.47
Total operating expenses	366,638	97.65	36.5%	365,399	93.97	36.1%	1,239	0.3%	3.68
Operating income	86,168	22.96	8.6%	64,426	16.57	6.4%	21,742	33.7%	6.39
Other income	5,961	1.59	0.6%	3,275	0.84	0.3%	2,686	82.0%	0.75
Income before income tax provision	92,129	24.55	9.2%	67,701	17.41	6.7%	24,428	36.1%	7.14
Income tax provision	27,193	7.24	2.7%	18,622	4.79	1.8%	8,571	46.0%	2.45
Net income	$64,936	$17.31	6.5%	$49,079	12.62	4.8%	$15,857	32.3%	$4.69

Net revenue. Net revenue decreased by $8.2 million, or 0.8%, to $1.005 billion for the twenty-six weeks ended June 29, 2024, as compared to $1.013 billion for the twenty-six weeks ended July 1, 2023, primarily as a result of lower shipment volume of $34.9 million, partially offset by price increases of $20.9 million and lower returns of $7.9 million.

Volume. Total shipment volume decreased by 3.4% to 3,754,000 barrels for the twenty-six weeks ended June 29, 2024, as compared to 3,899,000 barrels for the twenty-six weeks ended July 1, 2023, reflecting decreases in the Company’s Truly, Hard Mountain Dew, Samuel Adams, Dogfish Head and Angry Orchard brands, partially offset by increases in its Twisted Tea and Sun Cruiser brands.

Net revenue per barrel. Net revenue per barrel increased by 2.7% to $267.75 per barrel for the twenty-six weeks ended June 29, 2024, as compared to $260.59 per barrel for the comparable period in 2023, primarily due to price increases and lower returns.

Cost of goods sold. Cost of goods sold was $147.13 per barrel for the twenty-six weeks ended June 29, 2024, as compared to $150.05 per barrel for the twenty-six weeks ended July 1, 2023. The 2024 decrease in cost of goods sold of $2.92, or 2.0%, per barrel was primarily due to contract renegotiations and recipe optimization savings of $10.4 million, or $2.77 per barrel, decreases in inventory obsolescence of $6.7 million, or $1.78 per barrel, favorable product mix effects of $5.5 million, or $1.46 per barrel and the non-recurring of 2023 contract settlement costs of $4.5 million, or $1.20 per barrel, partially offset inflationary impacts of $8.2 million, or $2.18 per barrel, and unfavorable internal brewery performance and the related fixed cost absorption impact from lower volume of $4.8 million, or $1.28 per barrel.

Inflationary impacts of $8.2 million consist primarily of increased internal brewery costs of $4.7 million and material costs of $3.5 million.

Gross profit. Gross profit was $120.62 per barrel for the twenty-six weeks ended June 29, 2024, as compared to $110.54 per barrel for the twenty-six weeks ended July 1, 2023.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses decreased by $10.3 million, or 3.7%, to $264.5 million for the twenty-six weeks ended June 29, 2024, as compared to $274.8 million for twenty-six weeks ended July 1, 2023, primarily due to decreased freight to distributors of $6.4 million from lower rates and volumes. Brand investments decreased $3.9 million primarily due to lower brand media spend, partially offset by higher salaries and benefits costs.

Advertising, promotional and selling expenses were 26.3% of net revenue, or $70.46 per barrel, for the twenty-six weeks ended June 29, 2024, as compared to 27.1% of net revenue, or $70.67 per barrel, for the twenty-six weeks ended July 1, 2023. This decrease per barrel is primarily due to advertising, promotional, and selling expenses decreasing at a lower rate than the decrease in shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative expenses. General and administrative expenses increased by $9.8 million, or 11.1%, to $98.4 million for the twenty-six weeks ended June 29, 2024, as compared to $88.6 million for the twenty-six weeks ended July 1, 2023, primarily due to higher salaries and benefits costs, resulting from Chief Executive Officer transition costs recorded in the first quarter and inflation costs.

Impairment of brewery assets. Impairment of brewery assets of $3.7 million increased by $1.7 million from the comparable period of 2023, due to higher write-offs of equipment at Company-owned breweries.

Income tax provision. The Company’s effective tax rate of 29.5% increased from 27.5% in the prior year. The increase is due to an increase in non-deductible stock compensation expense.

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

Cash decreased to $219.3 million as of June 29, 2024 from $298.5 million as of December 30, 2023, primarily reflecting repurchases of the Company's Class A common stock, a note receivable issued, purchases of property, plant, and equipment, and payments of tax withholdings on stock-based payment awards and investment shares, partially offset by net cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 29, 2024 was comprised of net income of $64.9 million and non-cash items of $65.8 million, partially offset by net a net increase in operating assets and liabilities of $39.6 million. Cash provided by operating activities for the twenty-six weeks ended July 1, 2023 was comprised of a net income of $49.1 million and non-cash items of $56.3 million, partially offset by a net increase in operating assets and liabilities of $4.2 million. The decrease in cash provided by operating activities for the twenty-six weeks ended June 29, 2024 compared to July 1, 2023 is primarily due to lower inventory reduction compared to the prior year, partially offset by higher net income.

The Company used $56.1 million in investing activities during the twenty-six weeks ended June 29, 2024, as compared to $34.6 million during the twenty-six weeks ended July 1, 2023. The increased in investing activity cash outflows is due to a $20.0 million note receivable issued. For both periods, capital investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $114.2 million during the twenty-six weeks ended June 29, 2024, as compared to $39.3 million during the twenty-six weeks ended July 1, 2023. The $74.9 million increase in financing activity cash outflows in 2024 compared to 2023 is primarily due to higher repurchases of the Company's Class A common stock in the current period.

During the period from December 31, 2023 through July 19, 2024, the Company repurchased and subsequently retired 416,811 shares of its Class A Common Stock for an aggregate purchase price of $127.0 million. As of July 19, 2024, the Company had repurchased a cumulative total of approximately 14.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.06 billion and had approximately $140 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of June 29, 2024 of $219.3 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended June 29, 2024.

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

Item 4. CONTROLS AND PROCEDURES

As of June 29, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 29, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of July 19, 2024, the Company had repurchased a cumulative total of approximately 14.5 million shares of its Class A Common Stock for an aggregate purchase price of $1.06 billion and had $140 million remaining on the $1.2 billion share buyback expenditure limit set by the Board.

During the twenty-six weeks ended June 29, 2024, the Company repurchased and subsequently retired 369,535 shares of its Class A Common Stock, including 906 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 31, 2023 - February 3, 2024	61,817	$349.89	61,525	$244,893
February 4, 2024 - March 2, 2024	53,335	345.82	53,328	226,450
March 3, 2024 - March 30, 2024	33,386	298.76	33,330	216,490
March 31, 2024 - May 4, 2024	86,768	288.13	86,741	191,494
May 5, 2024 - June 1, 2024	69,743	273.32	69,339	172,497
June 2, 2024 - June 29, 2024	64,486	294.91	64,366	153,499
Total	369,535	$306.13	368,629	$153,499

As of July 19, 2024, the Company had 9.6 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

Name and Title	Date of Adoption of Plan	Duration of Plan	Aggregate Number of Shares to Be Purchased or Sold Pursuant to Plan	Description of the Material Terms of the Rule 10b5-1 Trading Arrangement
Carolyn O'Boyle, Chief People Officer	May 07, 2024	August 6, 2024 - July 31, 2025	Up to 746	Vested RSU and ISP shares sold over the duration of the plan

Item 6. EXHIBITS

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

10.1	Offer Letter to Michael Spillane, Chief Executive Officer dated February 23, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 24, 2024.)

10.2	Offer Letter to Diego Reynoso, Chief Finance Officer dated July 21, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 24, 2023.)

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
*104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: July 25, 2024	/s/ Michael Spillane
Michael Spillane
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2024	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)