Form 10-Q
period 2024-09-28
BOSTON BEER CO INC
filed 2024-10-24
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 18, 2024:

Class A Common Stock, $.01 par value	9,416,751
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 28, 2024

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 28, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$255,601	$298,491
Accounts receivable	94,101	66,997
Inventories	160,322	115,773
Prepaid expenses and other current assets	25,659	20,538
Income tax receivable	-	1,711
Total current assets	535,683	503,510
Property, plant, and equipment, net	619,013	642,509
Operating right-of-use assets	29,766	35,559
Goodwill	112,529	112,529
Intangible assets, net	16,870	59,644
Third-party production prepayments	18,015	33,581
Note receivable	16,606	—
Other assets	33,510	42,661
Total assets	$1,381,992	$1,429,993
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$102,906	$87,245
Accrued expenses and other current liabilities	154,139	126,930
Current operating lease liabilities	6,602	9,113
Total current liabilities	263,647	223,288
Deferred income taxes, net	66,445	85,721
Non-current operating lease liabilities	31,592	36,161
Other liabilities	6,151	6,894
Total liabilities	367,835	352,064
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 9,470,066 and 10,033,303 issued and outstanding as of September 28, 2024 and December 30, 2023 respectively	95	100
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at September 28, 2024 and December 30, 2023	21	21
Additional paid-in capital	671,781	656,297
Accumulated other comprehensive loss	(238)	(57)
Retained earnings	342,498	421,568
Total stockholders' equity	1,014,157	1,077,929
Total liabilities and stockholders' equity	$1,381,992	$1,429,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$642,131	$639,394	$1,708,555	$1,715,883
Less excise taxes	36,654	37,795	97,928	100,980
Net revenue	605,477	601,599	1,610,627	1,614,903
Cost of goods sold	325,236	326,951	877,580	910,430
Gross profit	280,241	274,648	733,047	704,473
Operating expenses:
Advertising, promotional, and selling expenses	147,986	152,579	412,484	427,369
General and administrative expenses	43,818	42,241	142,226	130,834
Impairment of intangible assets	42,584	16,426	42,584	16,426
Impairment of brewery assets	20	1,900	3,751	3,916
Total operating expenses	234,408	213,146	601,045	578,545
Operating income	45,833	61,502	132,002	125,928
Other income:
Interest income	3,582	3,478	10,021	6,977
Other expense	(317)	(913)	(795)	(1,137)
Total other income	3,265	2,565	9,226	5,840
Income before income tax provision	49,098	64,067	141,228	131,768
Income tax provision	15,584	18,772	42,778	37,394
Net income	$33,514	$45,295	$98,450	$94,374
Net income per common share – basic	$2.87	$3.70	$8.29	$7.69
Net income per common share – diluted	$2.86	$3.70	$8.27	$7.67
Weighted-average number of common shares – basic	11,682	12,228	11,878	12,268
Weighted-average number of common shares – diluted	11,671	12,233	11,871	12,280
Net income	$33,514	$45,295	$98,450	$94,374
Other comprehensive income (loss) :
Foreign currency translation adjustment	40	(144)	(181)	—
Total other comprehensive income (loss)	40	(144)	(181)	—
Comprehensive income	$33,554	$45,151	$98,269	$94,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 28, 2024	September 30, 2023
Cash flows provided by operating activities:
Net income	$98,450	$94,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,904	66,603
Impairment of intangible assets	42,584	16,426
Impairment of brewery assets	3,751	3,916
Gain on sale of property, plant, and equipment	(263)	—
Change in right-of-use assets	5,793	5,781
Stock-based compensation expense	14,686	12,313
Deferred income taxes	(19,276)	(10,349)
Other non-cash expense	220	40
Changes in operating assets and liabilities:
Accounts receivable	(27,324)	(31,253)
Inventories	(40,148)	3,786
Prepaid expenses, income tax receivable, and other assets	(3,429)	3,986
Third-party production prepayments	15,566	22,130
Other assets	4,987	(9,368)
Accounts payable	18,053	31,341
Accrued expenses, income taxes payable and other liabilities	29,244	29,217
Operating lease liabilities	(6,808)	(6,542)
Net cash provided by operating activities	206,990	232,401
Cash flows used in investing activities:
Cash paid for note receivable	(20,000)	—
Purchases of property, plant, and equipment	(52,770)	(48,777)
Proceeds from disposal of property, plant, and equipment	23	1,708
Net cash used in investing activities	(72,747)	(47,069)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(175,953)	(62,477)
Proceeds from exercise of stock options and sale of investment shares	2,699	10,660
Cash paid on finance leases	(1,473)	(1,184)
Payment of tax withholding on stock-based payment awards and investment shares	(2,406)	(2,113)
Net cash used in financing activities	(177,133)	(55,114)
Change in cash and cash equivalents	(42,890)	130,218
Cash and cash equivalents at beginning of period	298,491	180,560
Cash and cash equivalents at end of period	$255,601	$310,778
Supplemental disclosure of cash flow information:
Income tax payments, net	$(35,527)	$(13,776)
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$7,930	$7,865
Operating cash outflows from finance leases	$175	$100
Financing cash outflows from finance leases	$1,473	$1,183
Right-of-use-assets obtained in exchange for finance lease obligations	$2,017	$2,825
Increase (decrease) in accounts payable and accrued expenses for purchases of property, plant, and equipment	$(3,818)	$(1,843)
Increase in accrued expenses for non-cash financing activity – accrued excise taxes on share repurchases	$1,574	$629
Non-cash investing activity - reduction in accrued expenses and notes receivable	$2,423	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							12,597	12,597
Stock options exercised and restricted shares activities	24	—			(482)			(482)
Stock-based compensation expense					7,127			7,127
Repurchase and retirement of Class A Common Stock	(148)	(1)					(50,280)	(50,281)
Foreign currency translation adjustment						(162)		(162)
Balance at March 30, 2024	9,909	$99	2,068	$21	$662,942	$(219)	$383,885	$1,046,728
Net income							52,339	52,339
Stock options exercised and restricted shares activities	8	—			1,266			1,266
Stock-based compensation expense					3,881			3,881
Repurchase and retirement of Class A Common Stock	(221)	(2)					(63,618)	(63,620)
Foreign currency translation adjustment						(59)		(59)
Balance at June 29, 2024	9,696	$97	2,068	$21	$668,089	$(278)	$372,606	$1,040,535
Net income							33,514	33,514
Stock options exercised and restricted shares activities	1	—			14			14
Stock-based compensation expense					3,678			3,678
Repurchase and retirement of Class A Common Stock	(226)	(2)					(63,622)	(63,624)
Foreign currency translation adjustment						40		40
Balance at September 28, 2024	9,471	$95	2,068	$21	$671,781	$(238)	$342,498	$1,014,157

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net loss							(8,956)	(8,956)
Stock options exercised and restricted shares activities	20	1			(212)			(211)
Stock-based compensation expense					4,073			4,073
Repurchase and retirement of Class A Common Stock	(65)	(1)					(22,115)	(22,116)
Foreign currency translation adjustment						18		18
Balance at April 1, 2023	10,193	$102	2,068	$21	$633,376	$(192)	$408,050	$1,041,357
Net income							58,035	58,035
Stock options exercised and restricted shares activities	44	1			8,517			8,518
Stock-based compensation expense					4,193			4,193
Repurchase and retirement of Class A Common Stock	(77)	(1)					(25,038)	(25,039)
Foreign currency translation adjustment						126		126
Balance at July 1, 2023	10,160	$102	2,068	$21	$646,086	$(66)	$441,047	$1,087,190
Net income	—	—	—	—	—	—	45,295	45,295
Stock options exercised and restricted shares activities	4	—	—	—	741	—	—	741
Stock-based compensation expense		—	—	—	4,047	—	—	4,047
Repurchase and retirement of Class A Common Stock	(48)	(1)	—	—	—	—	(16,351)	(16,352)
Foreign currency translation adjustment	—	—	—	—	—	(144)	—	(144)
Balance at September 30, 2023	10,116	$101	2,068	$21	$650,874	$(210)	$469,991	$1,120,777

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

The accompanying unaudited condensed consolidated balance sheet as of September 28, 2024, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 28, 2024 and September 30, 2023, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 28, 2024 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 28, 2024 and September 30, 2023, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the standard should be applied retrospectively. ASU 2023-07 will be effective for the Company's fiscal year ending December 28, 2024. The Company will adopt this ASU disclosure in the fourth quarter of 2024 and does not believe the adoption will have a material impact on its consolidated financial statements and disclosures

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This ASU is effective for public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be effective for the Company in the first quarter of its fiscal year ending December 27, 2025. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.

C. Revenue Recognition

During the thirty-nine weeks ended September 28, 2024 and September 30, 2023, approximately 94% of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 5% and 4% of the Company's revenue for the thirty-nine weeks ended September 28, 2024 and September, 2023, respectively. Approximately 1% and 2% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 28, 2024 and December 30, 2023, the Company has deferred $17.3 million and $8.9 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $20.1 million and $50.4 million for the thirteen and thirty-nine weeks ended September 28, 2024, respectively, and $18.6 million and $52.8 million for the thirteen and thirty-nine weeks ended September 30, 2023, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and thirty-nine weeks ended September 28, 2024 were $14.4 million and $37.4 million, respectively. For the thirteen and thirty-nine weeks ended September 28, 2024, the Company recorded $9.1 million and $22.8 million, respectively, of these costs as reductions to net revenue. Amounts paid to customers in connection with these programs for the thirteen and thirty-nine weeks ended September 30, 2023 were $11.0 million and $32.0 million, respectively. For the thirteen and thirty-nine weeks ended September 30, 2023, the Company recorded $8.3 million and $23.1 million, respectively, of these costs as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

	September 28, 2024	December 30, 2023
	(in thousands)
Current inventory:
Raw materials	$58,444	$55,116
Work in process	21,527	18,750
Finished goods	80,351	41,907
Total current inventory	160,322	115,773
Long term inventory	9,968	14,369
Total inventory	$170,290	$130,142

As of September 28, 2024 and December 30, 2023, the Company has recorded inventory obsolescence reserves of $13.6 million and $7.6 million, respectively.

E. Goodwill and Intangible Assets

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

Intangible assets. The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. As of the September 28, 2024, the Dogfish Head trademark which was determined to have an indefinite useful life was not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

The Company's annual impairment testing date is September 1st of each fiscal year. In 2024, this testing resulted in an impairment of the Company's Dogfish Head, Coney Island, and Angel City trademark assets of $41.2 million, $1.0 million, and $0.4 million respectively. In 2023, this testing resulted in an impairment of the Company's Dogfish Head and Coney Island trademark assets of $15.8 million and $0.6 million, respectively.

The Company evaluated the negative trends of the Dogfish Head brand including the brands off-plan performance through the thirty-nine weeks ended September 28, 2024, which was attributable to continued sales declines in the brand's beer products, the overall declines in the craft beer industry sector, and lower than forecasted sales in its canned cocktails products due to increased competition. The Company updated its projections for the Dogfish Head brand including the forecasted revenue and royalty rate assumptions utilized in the determination of the fair value of the Dogfish Head trademark which included further reductions in revenues stemming from the foregoing factors as well as a reduction in the royalty rate assumption due to decreased profitability expected to be generated from the trademark. As a result of performing this assessment, the Dogfish Head trademark asset with a carrying value of $55.6 million was written down to its estimated fair value of $14.4 million. The negative craft beer trends impacting the Company’s Dogfish Head brand have also had a negative impact on the Company’s Coney Island and Angel City trademark assets. The Coney Island trademark asset with a carrying value of $1.0 million was written down to zero and the Angel City trademark asset with a carrying value of $0.4 million was written down to zero, resulting in a total impairment of $42.6 million which was recorded during the thirteen weeks and thirty-nine weeks ended September 28, 2024.

The Company’s intangible assets as of September 28, 2024 and December 30, 2023 were as follows:

	As of September 28, 2024	As of September 28, 2024			As of December 30, 2023
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Trademarks	Indefinite	$14,400	$—	$14,400	$56,984	$—	$56,984
Customer relationships	15	3,800	(1,330)	2,470	3,800	(1,140)	2,660
Total intangible assets, net		$18,200	$(1,330)	$16,870	$60,784	$(1,140)	$59,644

Beginning in the fourth quarter of 2024, the Company will change the indefinite useful life Dogfish Head trademark asset and begin amortizing the remaining $14.4 million balance over an estimated useful life of 10 years.

Amortization expense in the thirteen and thirty-nine weeks ended September 28, 2024 was approximately $63,000 and $189,000, respectively. The Company expects to record future amortization expense, including the amortization of the remaining Dogfish Head trademark asset, as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2024	$423
2025	1,693
2026	1,693
2027	1,693
2028	1,693
2029	1,693
Thereafter	7,982
Total amortization expense	$16,870

F. Third-Party Production Prepayments

During the thirty-nine weeks ended September 28, 2024 and September 30, 2023, the Company brewed and packaged approximately 68% and 69%, respectively, of its volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts. Under these production arrangements, there are minimum production quantities and the Company is obligated to pay shortfall fees for production quantity below those thresholds.

Total third-party production prepayments were $18.0 million and $33.6 million as of September 28, 2024 and December 30, 2023, respectively, all of which for both periods relate to its master transaction agreement with City Brewing Company, LLC ("City Brewing"). The Company will expense the total prepaid amount of $18.0 million as of September 28, 2024 as a component of cost of goods sold over the contractual period ending December 31, 2025.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments at certain third-party production facilities and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks and thirty-nine weeks ended September 28, 2024, the Company incurred $0.6 million and $4.7 million, respectively, in shortfall fees. During the thirteen weeks and thirty-nine weeks ended September 30, 2023, the Company incurred $0.5 million and $4.6 million, respectively, in shortfall fees. As of September 28, 2024, if volume for the remaining term of the production arrangements was zero, the contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $101 million over the duration of the contracts which have expiration dates through December 31, 2031. The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred. At current volume projections and based on understandings reached with these third-party production facilities, the Company anticipates that it will recognize approximately $41 million of shortfall fees and expects to record those expenses as follows:

Expected Shortfall Fees to be Incurred
(in millions)
Remainder of 2024	$9
2025	14
2026	3
2027	3
2028	3
2029	3
Thereafter	6
Total shortfall fees expected to be incurred	$41

G. Note Receivable

The Company and City Brewing entered into a Loan and Security agreement on January 2, 2024 at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be credited to the Company through reductions of shortfall fees, subject to annual repayment limits and through other payments or credits, should owed shortfall fees be lower than these annual repayment limits. The annual repayment limits are $3.0 million in 2024, $7.5 million in 2025 and $10.0 million in 2026 and thereafter. The final maturity date of the loan is December 31, 2028.

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $1.0 million as of September 28, 2024. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

The Company received $3.0 million repayment during the thirteen weeks ended September 28, 2024, of which $2.4 million was applied to principal and the remaining $0.6 million applied to interest. As of September 28, 2024 the Company had $16.6 million fair value remaining on the note receivable.

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

The Company’s unvested share-based payment awards include unvested shares (1) issued under the Company’s investment share program, which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock and to purchase those shares at a discount ranging from 20% to 40% below market value based on years of employment starting after two years of employment, and (2) awarded as restricted stock units at the discretion of the Company’s Board of Directors. The investment shares vest over five years in equal number of shares and the restricted stock units generally vest over four years in equal number of shares. If a dividend is declared, the unvested shares would participate equally. See Note M for a discussion of the current year unvested stock awards and issuances.

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$33,514	$45,295	$98,450	$94,374
Allocation of net income for basic:
Class A Common Stock	$27,500	$37,542	$81,082	$78,276
Class B Common Stock	5,933	7,660	17,140	15,908
Unvested participating shares	81	93	228	190
	$33,514	$45,295	$98,450	$94,374
Weighted average number of shares for basic:
Class A Common Stock	9,586	10,135	9,783	10,175
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	28	25	27	25
	11,682	12,228	11,878	12,268
Net income per share for basic:
Class A Common Stock	$2.87	$3.70	$8.29	$7.69
Class B Common Stock	$2.87	$3.70	$8.29	$7.69

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks and thirty-nine weeks ended September 28, 2024 and for the thirteen weeks and thirty-nine ended September 30, 2023:

	Thirteen weeks ended
	September 28, 2024			September 30, 2023
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$27,500	9,586	$2.87	$37,542	10,135	$3.70
Add: effect of dilutive common shares
Share-based awards	—	17		—	30
Class B Common Stock	5,933	2,068		7,660	2,068
Net effect of unvested participating shares	—	—		1	—
Net income per common share - diluted	$33,433	11,671	$2.86	$45,203	12,233	$3.70

	Thirty-nine weeks ended
	September 28, 2024			September 30, 2023
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$81,082	9,783	$8.29	$78,276	10,175	$7.69
Add: effect of dilutive common shares
Share-based awards	—	20		—	37
Class B Common Stock	17,140	2,068		15,908	2,068
Net effect of unvested participating shares	—	—		1	—
Net income per common share - diluted	$98,222	11,871	$8.27	$94,185	12,280	$7.67

For the thirteen weeks ended September 28, 2024, in accordance with the two-class method, weighted-average stock options to purchase 135,343 shares and 20,395 unvested share-based payments were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. For the thirty-nine weeks ended September 28, 2024, in accordance with the two-class method, weighted-average stock options to purchase approximately 129,101 shares of Class A Common Stock and approximately 17,699 unvested share-based payments were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 10,843 shares of Class A Common Stock and 36,302 performance-based stock awards were outstanding as of September 28, 2024 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

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

I. Commitments and Contingencies

Contractual Obligations

As of September 28, 2024, projected cash outflows under non-cancelable contractual obligations are as follows:

Commitments
(in thousands)
Ingredients and packaging (excluding hops and malt)	$42,947
Hops and malt	42,647
Brand support	36,568
Equipment and machinery	27,787
Other	29,497
Total commitments	$179,446

The Company expects to pay $103.8 million of these obligations in the remainder of fiscal 2024, $56.6 million in fiscal 2025, $13.3 million in fiscal 2026, and $5.7 million in fiscal 2027 and thereafter.

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

On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. On February 23, 2023 and April 4, 2023, Ardagh and the Company engaged in mediation sessions with a neutral, third-party mediator, but were not able to resolve the matter and the litigation will proceed. On May 5, 2023, the Company filed an Answer in response to the Complaint, and Counterclaims against Ardagh. On June 26, 2023, Ardagh filed a Motion to Dismiss Certain Counterclaims and a Motion to Strike Certain Affirmative Defenses, to which the Company filed Oppositions on July 24, 2023. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. Although the Court has not yet set a final date, the Company anticipates that fact discovery will be closed in 2024. The Court has also not yet set a date for the close of expert discovery, summary judgment filings, or trial.

J. Income Taxes

The following table provides a summary of the income tax provision for the thirteen weeks and thirty-nine weeks ended September 28, 2024 and September 30, 2023:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Effective tax rate	31.7%	29.3%	30.3%	28.4%

The increase in the tax rate for the thirteen and thirty-nine weeks ended September 28, 2024 as compared to the thirteen and thirty-nine weeks ended September 30, 2023 is primarily due to an increase in non-deductible compensation.

As of both September 28, 2024 and December 30, 2023, the Company had approximately $0.3 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 28, 2024 and December 30, 2023, the Company had approximately $0.2 million accrued for interest and penalties recorded in other liabilities.

The Internal Revenue Service completed an examination of the 2015 consolidated corporate income tax return and issued a no change report in 2018. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of September 28, 2024.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of September 28, 2024, no borrowings were outstanding. As of September 28, 2024 and December 30, 2023, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

At September 28, 2024 and December 30, 2023, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 28, 2024 and December 30, 2023, the Company’s cash and cash equivalents balance was $255.6 million and $298.5 million, respectively, including money market funds amounting to $246.0 million and $291.5 million, respectively.

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

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors and upper management is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2023	207,810	$361.53
Granted	25,635	299.57
Exercised	(6,164)	204.25
Forfeited/ Expired	(15,487)	383.46
Outstanding at September 28, 2024	211,794	$357.00	5.14	$5,004
Exercisable at September 28, 2024	128,930	$326.59	4.10	$4,756
Vested and expected to vest at September 28, 2024	191,971	$360.56	5.01	$4,965

Of the total options outstanding at September 28, 2024, 28,033 shares were performance-based options for which the performance criteria had yet to be achieved.

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

On July 29, 2024, the Company granted options to purchase an aggregate of 1,590 shares of the Company’s Class A Common Stock to the Company’s two new non-employee Directors. All of the options vested immediately on the date of the grant. These options have a fair value and exercise price per share of $143.23 and $290.91, respectively.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2024
Expected Volatility	40.0%
Risk-free interest rate	4.2%
Expected Dividends	0.0%
Exercise factor	2.1
Discount for post-vesting restrictions	0.0%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock units:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2023	114,797	$373.56
Granted	86,601	290.19
Vested	(32,823)	381.95
Forfeited	(4,212)	320.93
Non-vested at September 28, 2024	164,363	$329.30

Of the total non-vested shares at September 28, 2024, 45,375 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

On July 29, 2024, the Company granted a combined 782 shares of restricted stock units to the Company’s two new non-employee Directors, of which all shares vest one year from the grant date. The fair value of the restricted stock units was $290.91 per share.

On August 1, 2024, the Company granted a combined 250 shares of restricted stock units to a member of management, of which all shares vest ratably over service periods of up to four years. The fair value of the restricted stock units was $280.21 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,310	$1,370	$5,241	$4,952
Amounts included in general and administrative expenses	$2,368	$2,677	$9,445	$7,361
Total stock-based compensation expense	$3,678	$4,047	$14,686	$12,313

Stock Repurchases

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On October 2, 2024, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $400.0 million, increasing the limit from $1.2 billion to $1.6 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. Share repurchases under this program for the periods included herein were effected through open market transactions.

During the thirteen and thirty-nine weeks ended September 28, 2024, the Company repurchased and subsequently retired 226,197 and 595,732 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $63 million and $176 million, respectively. As of September 28, 2024, the Company had repurchased a cumulative total of approximately 14.7 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.1 billion and had approximately $90.5 million remaining on the $1.2 billion stock repurchase expenditure limit set by the Board of Directors.

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

The Company began shipping flavored malt beverages to Pepsi during the first quarter of 2022. Pursuant to the terms of the agreements, the Company makes payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The cost of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $0.0 million and $0.3 million during the thirteen weeks and thirty-nine weeks ended September 28, 2024, respectively, and were $0.4 million and $1.7 million during the thirteen weeks and thirty-nine weeks ended September 30, 2023, respectively. Freight costs and marketing costs are recorded in advertising, promotional and selling expenses. The excess cost over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was zero and $0.1 million as of September 28, 2024 and December 30, 2023, respectively. During the thirteen weeks ended September 28, 2024, total net revenue recognized under these agreements amounted to less than 1% of the Company's total net revenues. During the thirteen and thirty-nine weeks ended September 30, 2023, total net revenue recognized under these agreements amounted to approximately 1% and 3%, respectively, of the Company's total net revenues.

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

O. Related Party Transactions

In connection with the Dogfish Head Transaction, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten-year term is $3.6 million. Total related parties expense recognized related to the lease was $91,000 for the thirteen weeks ended September 28, 2024 and September 30, 2023. Additionally, the Company incurred expenses of less than $25,000 to various other suppliers affiliated with the Dogfish Head founders during the thirteen weeks ended September 28, 2024 and September 30, 2023. Total related parties expense recognized related to the lease was $274,000 for the thirty-nine weeks ended September 28, 2024 and September 30, 2023. Additionally, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders during the thirty-nine weeks ended September 28, 2024 and September 30, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week periods ended September 28, 2024, as compared to the thirteen and thirty-nine week period ended September 30, 2023. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 28, 2024 compared to Thirteen Weeks Ended September 30, 2023

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 28, 2024			September 30, 2023			Amount change	% change	Per barrel change
Barrels sold		2,243			2,286		(43)	(1.9)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$605,477	$269.94	100.0%	$601,599	$263.14	100.0%	$3,878	0.6%	$6.80
Cost of goods	325,236	145.00	53.7%	326,951	143.01	54.3%	(1,715)	(0.5)%	1.99
Gross profit	280,241	124.94	46.3%	274,648	120.13	45.7%	5,593	2.0%	4.81
Advertising, promotional, and selling expenses	147,986	65.98	24.4%	152,579	66.74	25.4%	(4,593)	(3.0)%	(0.76)
General and administrative expenses	43,818	19.54	7.2%	42,241	18.48	7.0%	1,577	3.7%	1.06
Impairment of intangible assets	42,584	18.99	7.0%	16,426	7.18	2.7%	26,158	159.2%	11.81
Impairment of brewery assets	20	0.01	0.0%	1,900	0.83	0.3%	(1,880)	(98.9)%	(0.82)
Total operating expenses	234,408	104.52	38.7%	213,146	93.23	35.4%	21,262	10.0%	11.29
Operating income	45,833	20.42	7.6%	61,502	26.90	10.2%	(15,669)	(25.5)%	(6.48)
Other income	3,265	1.46	0.5%	2,565	1.12	0.4%	700	27.3%	0.34
Income before income tax provision	49,098	21.88	8.1%	64,067	28.02	10.6%	(14,969)	(23.4)%	(6.14)
Income tax provision	15,584	6.95	2.6%	18,772	8.21	3.1%	(3,188)	(17.0)%	(1.26)
Net income	$33,514	$14.93	5.5%	$45,295	$19.81	7.5%	$(11,781)	(26.0)%	$(4.88)

Net revenue. Net revenue increased by $3.9 million, or 0.6%, to $605.5 million for the thirteen weeks ended September 28, 2024, as compared to $601.6 million for the thirteen weeks ended September 30, 2023 primarily as a result of price increases of $11.2 million and lower returns of $3.2 million, partially offset by lower shipment volume of $11.4 million.

Volume. Total shipment volume decreased by 1.9% to 2,243,000 barrels for the thirteen weeks ended September 28, 2024, as compared to 2,286,000 barrels for the thirteen weeks ended September 30, 2023, reflecting decreases in the Company’s Truly, Dogfish Head, Samuel Adams and Angry Orchard brands, partially offset by increases in its Twisted Tea, Sun Cruiser and Hard Mountain Dew brands.

The Company believes distributor inventory as of September 28, 2024 averaged approximately five and a half weeks on hand which was slightly higher than the Company’s target level of four to five weeks. The Company expects that distributor inventory will return to target levels during the fourth quarter.

Net revenue per barrel. Net revenue per barrel increased by 2.6% to $269.94 per barrel for the thirteen weeks ended September 28, 2024, as compared to $263.14 per barrel for the comparable period in 2023, primarily due to price increases and lower returns.

Cost of goods sold. Cost of goods sold was $145.00 per barrel for the thirteen weeks ended September 28, 2024, as compared to $143.01 per barrel for the thirteen weeks ended September 30, 2023. The 2024 increase in cost of goods sold of $1.99, or 1.4% per barrel was primarily due to increases in inventory obsolescence of $7.6 million, or $3.39 per barrel, and inflationary impacts of $3.5 million, or $1.56 per barrel, partially offset by contract renegotiations and recipe optimization savings of $6.3 million, or $2.81 per barrel.

Inflationary impacts of $3.5 million consist primarily of increased internal brewery costs of $1.8 million and increased material costs of $1.7 million.

Gross profit. Gross profit was $124.94 per barrel for the thirteen weeks ended September 28, 2024, as compared to $120.13 per barrel for the thirteen weeks ended September 30, 2023.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses decreased by $4.6 million, or 3.0%, to $148.0 million for the thirteen weeks ended September 28, 2024, as compared to $152.6 million for the thirteen weeks ended September 30, 2023, primarily due to decreased freight to distributors of $2.8 million from improved efficiencies and lower volumes. Brand and selling costs decreased $1.8 million, primarily due to lower salaries and benefit costs.

Advertising, promotional and selling expenses were 24.4% of net revenue, or $65.98 per barrel, for the thirteen weeks ended September 28, 2024, as compared to 25.4% of net revenue, or $66.74 per barrel, for the thirteen weeks ended September 30, 2023. This decrease per barrel is primarily due to advertising, promotional, and selling expenses decreasing at a higher rate than the decrease in shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $1.6 million, or 3.7%, to $43.8 million for the thirteen weeks ended September 28, 2024, as compared to $42.2 million for the thirteen weeks ended September 30, 2023, primarily due increased professional fees.

Impairment of intangible assets. Impairment of intangible assets reflects a $42.6 million non-cash impairment charge recorded primarily for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2024. The impairment determination was primarily based on the latest forecasts of brand performance which has been below projections made on the acquisition date. In the third quarter of 2023, the Company recorded an impairment charge of $16.4 million for the Dogfish Head brand.

Impairment of brewery assets. Impairment of brewery assets of $0.02 million decreased by $1.9 million from the comparable period of 2023, due to lower write-offs of equipment at Company-owned breweries.

Income tax provision. The Company's effective tax rate of 31.7% increased from 29.3% in the prior year. The increased effective tax rate is due to increased non-deductible compensation and the impact of the impairment charge which resulted in lower pre-tax income compared to the prior year.

Thirty-Nine Weeks Ended September 28, 2024 compared to Thirty-Nine Weeks Ended September 30, 2023

	Thirty-Nine Weeks Ended (in thousands, except per barrel)
	September 28, 2024			September 30, 2023			Amount change	% change	Per barrel change
Barrels sold		5,997			6,175		(178)	(2.9)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,610,627	$268.57	100.0%	$1,614,903	$261.53	100.0%	$(4,276)	(0.3)%	$7.04
Cost of goods	877,580	146.34	54.5%	910,430	147.44	56.4%	(32,850)	(3.6)%	(1.10)
Gross profit	733,047	122.23	45.5%	704,473	114.09	43.6%	28,574	4.1%	8.14
Advertising, promotional, and selling expenses	412,484	68.78	25.6%	427,369	69.21	26.5%	(14,885)	(3.5)%	(0.43)
General and administrative expenses	142,226	23.72	8.8%	130,834	21.19	8.1%	11,392	8.7%	2.53
Impairment of intangible assets	42,584	7.10	2.6%	16,426	2.66	1.0%	26,158	159.2%	4.44
Impairment of brewery assets	3,751	0.63	0.2%	3,916	0.63	0.2%	(165)	(4.2)%	-
Total operating expenses	601,045	100.23	37.3%	578,545	93.69	35.8%	22,500	3.9%	6.54
Operating income	132,002	22.00	8.2%	125,928	20.40	7.8%	6,074	4.8%	1.60
Other income	9,226	1.54	0.6%	5,840	0.95	0.4%	3,386	58.0%	0.59
Income before income tax provision	141,228	23.54	8.8%	131,768	21.35	8.2%	9,460	7.2%	2.19
Income tax provision	42,778	7.13	2.7%	37,394	6.06	2.3%	5,384	14.4%	1.07
Net income	$98,450	$16.41	6.1%	$94,374	$15.29	5.8%	$4,076	4.3%	$1.12

Net revenue. Net revenue decreased by $4.3 million, or 0.3%, to $1.611 billion for the thirty-nine weeks ended September 28, 2024, as compared to $1.615 billion for the thirty-nine weeks ended September 30, 2023, primarily as a result of lower shipment volume of $46.4 million, partially offset by price increases of $31.8 million and lower returns of $11.5 million.

Volume. Total shipment volume decreased by 2.9% to 5,997,000 barrels for the thirty-nine weeks ended September 28, 2024, as compared to 6,175,000 barrels for the thirty-nine weeks ended September 30, 2023, reflecting decreases in the Company’s Truly, Hard Mountain Dew, Samuel Adams, Dogfish Head and Angry Orchard brands, partially offset by increases in its Twisted Tea and Sun Cruiser brands.

Net revenue per barrel. Net revenue per barrel increased by 2.7% to $268.57 per barrel for the thirty-nine weeks ended September 28, 2024, as compared to $261.53 per barrel for the comparable period in 2023, primarily due to price increases and lower returns.

Cost of goods sold. Cost of goods sold was $146.34 per barrel for the thirty-nine weeks ended September 28, 2024, as compared to $147.44 per barrel for the thirty-nine weeks ended September 30, 2023. The 2024 decrease in cost of goods sold of $1.10, or 0.7%, per barrel was primarily due to contract renegotiations and recipe optimization savings of $16.7 million, or $2.78 per barrel, partially offset by inflationary impacts of $11.7 million, or $1.95 per barrel.

Inflationary impacts of $11.7 million consist primarily of increased internal brewery costs of $6.5 million and material costs of $5.2 million.

Gross profit. Gross profit was $122.23 per barrel for the thirty-nine weeks ended September 28, 2024, as compared to $114.09 per barrel for the thirty-nine weeks ended September 30, 2023.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses decreased by $14.9 million, or 3.5%, to $412.5 million for the thirty-nine weeks ended September 28, 2024, as compared to $427.4 million for thirty-nine weeks ended September 30, 2023, primarily due to decreased freight to distributors of $9.2 million from lower rates and volumes. Brand and selling costs decreased $5.7 million primarily due to lower consulting costs.

Advertising, promotional and selling expenses were 25.6% of net revenue, or $68.78 per barrel, for the thirty-nine weeks ended September 28, 2024, as compared to 26.5% of net revenue, or $69.21 per barrel, for the thirty-nine weeks ended September 30, 2023. This decrease per barrel is primarily due to advertising, promotional, and selling expenses decreasing at a higher rate than the decrease in shipments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative expenses. General and administrative expenses increased by $11.4 million, or 8.7%, to $142.2 million for the thirty-nine weeks ended September 28, 2024, as compared to $130.8 million for the thirty-nine weeks ended September 30, 2023, primarily due to higher salaries and benefits costs, resulting from Chief Executive Officer transition costs recorded in the first quarter and inflation costs.

Impairment of intangible assets. Impairment of intangible assets reflects a $42.6 million non-cash impairment charge recorded primarily for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2024. The impairment determination was primarily based on the latest forecasts of brand performance which has been below projections made on the acquisition date. In the third quarter of 2023, the Company recorded an impairment charge of $16.4 million for the Dogfish Head brand.

Impairment of brewery assets. Impairment of brewery assets of $3.8 million decreased by $0.2 million from the comparable period of 2023, due to lower write-offs of equipment at Company-owned breweries.

Income tax provision. The Company’s effective tax rate of 30.3% increased from 28.4% in the prior year. The increased effective tax rate is due to higher non-deductible compensation primarily related to Chief Executive Officer transition costs.

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

Cash decreased to $255.6 million as of September 28, 2024 from $298.5 million as of December 30, 2023, primarily reflecting repurchases of the Company's Class A common stock, a note receivable issued, purchases of property, plant, and equipment, and payments of tax withholdings on stock-based payment awards and investment shares, partially offset by net cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 28, 2024 was comprised of net income of $98.5 million and non-cash items of $118.4 million, partially offset by a net increase in operating assets and liabilities of $9.9 million. Cash provided by operating activities for the thirty-nine weeks ended September 30, 2023 was comprised of net income of $94.4 million, non-cash items of $94.7 million, and a net decrease in operating assets and liabilities of $43.3 million. The decrease in cash provided by operating activities for the thirty-nine weeks ended September 28, 2024 compared to September 30, 2023 is primarily due to lower inventory reduction compared to the prior year, partially offset by higher net income.

The Company used $72.7 million in investing activities during the thirty-nine weeks ended September 28, 2024, as compared to $47.1 million during the thirty-nine weeks ended September 30, 2023. The increase in investing activity cash outflows is due to a $20.0 million note receivable issued. For both periods, capital investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $177.1 million during the thirty-nine weeks ended September 28, 2024, as compared to $55.1 million during the thirty-nine weeks ended September 30, 2023. The $122.0 million increase in financing activity cash outflows in 2024 compared to 2023 is primarily due to higher repurchases of the Company's Class A common stock in the current period.

During the period from December 31, 2023 through October 18, 2024, the Company repurchased and subsequently retired 647,728 shares of its Class A Common Stock for an aggregate purchase price of $190.9 million. On October 2, 2024, the Board of Directors authorized an increase in the share buyback expenditure limit set for the program from $1.2 billion to $1.6 billion. As of October 18, 2024, the Company had repurchased a cumulative total of approximately 14.7 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.1 billion and had approximately $476 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 28, 2024 of $255.6 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

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

Significant judgement is required to estimate the fair value of the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, and the after-tax royalty savings expected from ownership of the trademark. The assumptions and projections used in the estimate of fair value are consistent with recent trends and represent the projections used in Company’s current strategic operating plans which include reductions in revenues from the Dogfish Head beer products. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities and are, therefore, subject to change as a result of changing market conditions. Beginning in the fourth quarter of 2024, the Company will change the indefinite useful life of the Dogfish Head trademark asset and begin amortizing the remaining $14.4 million balance over an estimated useful life of 10 years.

The Company performed a sensitivity analysis on its significant assumptions used in the Dogfish Head trademark fair value calculation and determined the following:

A decrease in the annual forecasted revenue growth rate of 1.0% would result in a 4.9% decrease to the current fair value of $14.4 million.

A decrease in the discount rate of 1.5% would result in a 8.3% increase to the current fair value of $14.4 million and an increase in the discount rate of 1.5% would result in a 6.9% decrease to the current fair value of $14.4 million.

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

Item 4. CONTROLS AND PROCEDURES

As of September 28, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 28, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Company's Board of Directors ("the Board") authorized the Company's share buyback program. In October 2024, the Board authorized an increase in the share buyback expenditure limit set for the program from $1.2 billion to $1.6 billion. The Board did not specify a date upon which the authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.

As of October 18, 2024, the Company had repurchased a cumulative total of approximately 14.7 million shares of its Class A Common Stock for an aggregate purchase price of $1.1 billion and had $476 million remaining on the $1.6 billion share buyback expenditure limit set by the Board.

During the thirty-nine weeks ended September 28, 2024, the Company repurchased and subsequently retired 595,732 shares of its Class A Common Stock, including 1,319 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 31, 2023 - February 3, 2024	61,817	$349.89	61,525	$244,893
February 4, 2024 - March 2, 2024	53,335	345.82	53,328	226,450
March 3, 2024 - March 30, 2024	33,386	298.76	33,330	216,490
March 31, 2024 - May 4, 2024	86,768	288.13	86,741	191,494
May 5, 2024 - June 1, 2024	69,743	273.32	69,339	172,497
June 2, 2024 - June 29, 2024	64,486	294.91	64,366	153,499
June 30, 2024 - August 3, 2024	84,144	285.37	84,067	129,502
August 4, 2024 - August 31, 2024	72,999	274.42	72,744	109,504
September 1, 2024 - September 28, 2024	69,054	275.29	68,973	90,505
Total	595,732	$295.74	594,413	$90,505

As of October 18, 2024, the Company had 9.4 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended September 28, 2024 by an executive officer that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: October 24, 2024	/s/ Michael Spillane
Michael Spillane
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2024	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)