Form 10-K
period 2024-12-28
BOSTON BEER CO INC
filed 2025-02-25
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

The aggregate market value of the Class A Common Stock ($0.01 par value) held by non-affiliates of the registrant totaled $2,737.76 million (based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 28, 2024). All of the registrant’s Class B Common Stock ($0.01 par value) is held by an affiliate.

As of February 21, 2025 there were 9,175,801 shares outstanding of the Company’s Class A Common Stock ($0.01 par value) and 2,068,000 shares outstanding of the Company’s Class B Common Stock ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting to be held on May 14, 2025 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 28, 2024

PART I.

Item 1. Business

General

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trademarks “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", “TeaPot Worldwide”, and “Sun Cruiser Beverage Co."

The Company produces alcohol beverages, including flavored malt beverages, hard seltzer, beer, hard cider, spirits based ready to drink beverages (“spirits RTDs”) and distilled spirits at Company-owned breweries and its cidery and under contract arrangements at other production facilities. The four primary Company-owned breweries are focused on production and research and development, including breweries located in Boston, Massachusetts (the “Boston Brewery”), Cincinnati, Ohio (the “Cincinnati Brewery”), Milton, Delaware (the “Milton Brewery”) and Breinigsville, Pennsylvania (the “Pennsylvania Brewery”). These breweries, with the exception of the Pennsylvania Brewery, have tap rooms for retail sales on site.

The Company also operates three smaller local breweries that are mainly focused on brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities, developing innovative and traditional beers and in some cases, supporting draft and package accounts in the respective local market areas. These local breweries are located in Boston, Massachusetts (the “Samuel Adams Boston Downtown Tap Room”), Rehoboth, Delaware (“Dogfish Head Brewings and Eats”), Los Angeles, California (the “Angel City Brewery" and "Truly LA”), and Cincinnati, Ohio ("Cincinnati Tap Room").

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

Industry Background

Most of the Company’s products are sold through off-premise retailers and the Company estimates the size of its markets using third-party metrics from measured off-premise channels, which is standard in the United States beer industry.

The Company competes primarily in the United States in the combined Beyond beer and Traditional beer market (“US Beer Market”). Beyond beer includes flavored malt beverages, hard seltzer, hard cider, spirits RTDs and other emerging beverages. Traditional beer generally includes mass domestics, imports, domestic specialties and craft beer.

In measured off-premise channels in 2024, the US Beer Market increased 0.4% to $47.6 billion with Beyond beer increasing 4.4% to $10.3 billion and Traditional beer declining 0.7% to $37.3 billion. Beyond beer is 22% of the US Beer Market and the Company believes Beyond beer is positioned to continue to grow and gain share from Traditional beer.

Description of the Company’s Business

The Company was founded in 1984 as a craft brewery and competes in the craft beer category primarily with its Samuel Adams and Dogfish Head brands. The Company has a strong history of innovation and has internally developed brands outside of the craft beer category that are among the leaders in their respective categories. These brands include Twisted Tea, a flavored malt beverage introduced in 2001, Angry Orchard, a hard cider introduced in 2011, Truly Hard Seltzer, a hard seltzer introduced in 2016 and Sun Cruiser, a vodka spirits RTD introduced in 2024. In 2024, approximately 85% of the Company’s 2024 volume is in Beyond beer with the remainder in Traditional beer. The Company is the second largest supplier in Beyond beer at a 21% market share.

The Company’s business goal is to grow market share in the US Beer Market by creating and offering high quality alcohol beverages. With the support of a large, well-trained sales organization and world-class brewers, the Company strives to achieve this goal by offering consumer-responsive beverages, increasing brand availability and awareness through traditional media and digital advertising, point-of-sale, promotional programs, and drinker education and engagement.

The Company’s beverages are sold by the Company’s sales force to the same types of customers and drinkers in similar size quantities, at similar price points and through substantially the same channels of distribution. These beverages are manufactured using similar production processes, have comparable alcohol content and generally fall within the same regulatory environment.

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages. The Company’s primary brands which include the Twisted Tea, Truly Hard Seltzer, Samuel Adams, Angry Orchard, Dogfish Head and Sun Cruiser brands are all available nationally. The Twisted Tea brand family has grown each year since the product was first introduced in 2001 and has established a loyal drinker following and has become the largest selling flavored malt beverage brand. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2024. The Samuel Adams brand began in 1984 and the brand is recognized as one of the largest and most respected craft beer brands with a particular focus on lagers and seasonal beers. The Angry Orchard brand was launched in 2011 and since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Dogfish Head brand began in 1995 and is recognized as one of the most innovative and respected craft beer and spirits brand with a particular focus on India Pale Ales (“IPAs”) and spirits RTDs. In addition to its primary brands, the Company has two local brands, Angel City® and Coney Island®, that primarily focus on local distribution.

The Company entered the market for spirits RTDs through its Dogfish Head brand in 2021 followed by its Truly spirits brands beginning in 2022 and Sun Cruiser in 2024. The Company discontinued its Truly spirits RTD brands in early 2025.

In 2021, the Company entered separate licensing agreements with PepsiCo, Inc. (“Pepsi”) and Jim Beam Brands Co. (“Jim Beam”) to develop, market and sell alcohol beverages. Beginning in 2022, the Company sold products under the brand names ‘Hard Mountain Dew’ under the Pepsi agreements and certain other brands under the Jim Beam agreements that have since been discontinued. Also, the Company collected royalties under the Jim Beam agreement on Jim Beam shipments of ‘Truly Vodka’ and ‘Twisted Tea Whiskey’. While the Company believes these agreements represent strategic opportunities to increase volume in the longer term, these combined brands represented approximately 2% of net revenue in 2023 and 2024, respectively.

Twisted Tea

The Company’s Twisted Tea products generally compete within the flavored malt beverage (“FMB”) category of Beyond beer. The FMB category is $4.6 billion in measured off-premise channels and comprises approximately 45% of Beyond beer and the FMB category grew in dollars approximately 20% in 2023 and 6% in 2024. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category as well as many smaller national and regional competitors and a fast pace of product innovation.

The Company offers over ten styles of flavored malt beverages in the Twisted Tea brand family, most of which are available nationally in both the United States and Canada. Most styles are available in standard cans and some are available in 24 ounce cans and bottles. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original, Twisted Tea Half and Half and variety packs in various standard can packages. During 2023 and 2024, the Company increased its promotional efforts related to Twisted Tea Light, and in 2023 and 2024, the style grew significantly off a relatively small base.

In 2024, the Company launched in certain test markets, Twisted Tea Extreme, an 8% Alcohol By Volume ("ABV") flavored malt beverage in 2 styles, primarily sold in 24 ounce cans. Based on the results of the test markets, the Company anticipates launching Twisted Tea Extreme nationally during 2025.

Truly Hard Seltzer

The Company’s Truly Hard Seltzer brand generally competes within the hard seltzer category. This category grew rapidly in the early stages of its development and is highly competitive and includes large international and domestic competitors as well as many smaller national, regional and local hard seltzer companies. Beginning in the latter half of 2021 and continuing into 2023, the category saw sharp declines in volume. The Hard Seltzer category is $3.1 billion in measured off-premise channels and comprises approximately 30% of Beyond beer and the hard seltzer category declined in dollars approximately 16% in 2023 and 8% in 2024.

The Company offers over thirty styles of hard seltzer in the Truly Hard Seltzer brand family, most of which are available nationally in the United States. Most styles are available in sleek cans and some are available in 24 ounce cans. In 2024, the Company introduced Truly Unruly, an 8% ABV hard seltzer in a sleek can variety pack. In 2024, Truly Unruly was the top growth driver among higher ABV brands in the US Beer Market. The Company expects Truly Unruly to be a significant source of growth in 2025. The majority of the promotional and distribution efforts for the Truly brand family in 2024 were focused on sleek can variety packages which include, Truly Berry Mix Pack, Truly Party Pack, Truly Unruly Mix Pack, Truly Citrus Mix Pack, Truly Lemonade Seltzer Mix Pack and Truly Fruit Punch Mix Pack.

In early 2025, the Company anticipates launching nationally a new Truly Unruly Lemonade Mix Pack.

Samuel Adams and Dogfish Head Beers

The Company’s Samuel Adams and Dogfish Head beers generally compete within the craft beer and domestic specialty beer category. The craft beer category is $3.6 billion in measured off-premise channels and comprises approximately 10% of traditional beer and the craft beer category in dollars was approximately flat in 2023 and declined 2% in 2024. This category is highly competitive and includes large international and domestic competitors, as well as many smaller national, regional and local craft breweries.

The Company offers over twenty styles of beer in the Samuel Adams brand family and the brand is recognized for helping launch the craft beer industry. Samuel Adams Boston Lager® is the Company’s flagship beer that was introduced in 1984. The Samuel Adams Seasonal program of beers was originally introduced in the late 1980’s and includes various limited availability seasonal beers and variety packs. Samuel Adams American Light was introduced in 2024 and is made with high quality American ingredients and recently earned the title of Best Light Beer in America in the World Beer Awards.

Samuel Adams Just the Haze, a non-alcoholic hazy IPA, was released in early 2021 and Samuel Adams Golden, a non-alcoholic golden lager, was released in early 2023. The two Samuel Adams non-alcoholic beers combined in dollars grew 84% in 2023 and 27% in 2024 and represent 8% of the brands total.

The majority of the promotional and distribution efforts for the Samuel Adams brand family are focused on the Samuel Adams Seasonal program, Samuel Adams Boston Lager and Samuel Adams American Light. Most Samuel Adams beers are available nationally in various bottle, standard can, and keg packages.

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

Angry Orchard Hard Cider

The Company’s Angry Orchard ciders compete within the hard cider category. The hard cider category is $0.5 billion in measured off-premise channels and comprises approximately 5% of Beyond beer and the cider category in dollars increased 2% in 2023 and declined 2% in 2024. This category is small and highly competitive and the competition consists mostly of many small regional and local hard cider companies.

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

Dogfish Head Spirit RTDs and Sun Cruiser

The Company’s Dogfish Head Canned Cocktails and Sun Cruiser brands compete in the spirits RTD category. The spirits RTD category is $1.3 billion in measured off-premise channels and comprises approximately 13% of Beyond beer and the spirits RTD category in dollars increased approximately 54% in 2023 and 24% in 2024. This category is highly competitive and includes large international and domestic competitors, as well as many small regional and local craft distilling companies.

The Dogfish Head brand began distilling spirits in 2002 and is considered one of the original craft distilleries. The Company offers over 15 styles of distilled spirits under the Dogfish Head brand in small quantities that are sold in limited markets. In 2021, the Company entered the market for spirits RTDs through its Dogfish Head brand. The Company currently offers over 7 styles of spirits RTDs under the Dogfish Head brand that are available in sleek can and sleek can variety packages.

The Sun Cruiser brand was launched in early 2024. The Company offers eight styles of vodka iced tea and lemonade RTDs in the Sun Cruiser brand family, that will be available nationally in the first half of 2025. All styles are available in sleek cans and some are available in 700 ml cans.

Product Innovations

The Company has a proven track record of innovation and building new brands and is committed to maintaining its position as a leading innovator. To that end, the Company continually tests new alcohol beverages and may sell them under various brand labels for evaluation of drinker interest. The Boston Brewery, the Milton Brewery and the Cidery, along with its other larger breweries and brewery tap rooms spend significant time ideating, testing and developing alcohol beverages for the Company’s potential future commercial development and evaluating ingredients and process improvements for existing beverages.

The Company’s most significant innovations in 2024 were the introduction of the Sun Cruiser brand, a new iced tea vodka based RTD, as well as the launch of Truly Unruly Mix Pack and Twisted Tea Extreme. Also, in 2024 the Company launched Samuel Adams American Light. In the first quarter of 2025, the Company is planning to launch Truly Unruly Lemonade Mix Pack, Sun Cruiser vodka based lemonade and Dogfish Head Grateful Dead Juicy Pale Ale. During the rest of 2025, the Company has plans to add new brands, new beverage styles and may reformulate existing styles of beverages.

In May 2021, the Company announced that it was establishing a subsidiary to serve as a dedicated research and innovation hub in the federally regulated market of Canada focused on non-alcoholic cannabis beverages. This subsidiary enables the Company to develop and pilot unique cannabis beverages, while cannabis regulations continue to evolve in the United States and worldwide. The Company began selling limited quantities of cannabis beverage products in Canada under the TeaPot brand during the second half of 2022. In late 2024, the Company began the launch of a new cannabis beverage brand of hand-crafted non-alcoholic cannabis cocktails named Emerald Hour. The Company currently does not have plans to produce or sell any cannabis products outside of Canada.

The Company continually evaluates the performance of its beverages and the rationalization of its product lines as a whole. Periodically, the Company discontinues certain styles and packages. For example, the Company discontinued Truly Margarita Style Variety Pack and Truly Tropical Variety Pack during the first half of 2024. Also late in 2024, the Company discontinued its Slingers and General Admission brands. In early 2025, Truly Vodka Soda and Truly Tequila Soda were discontinued. Certain styles or brands put on hiatus or discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

Sales, Distribution, and Marketing

As dictated by the legal and regulatory environment, most all the Company’s sales are made to a network of over 300 wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). These Distributors, in turn, sell the products to retailers, such as grocery stores, club stores, convenience stores, liquor stores, bars, restaurants, stadiums and other traditional and e-commerce retail outlets, where the products are sold to drinkers, and in some limited circumstances to parties who act as sub-distributors. The Company sells its products predominantly in the United States, but also has markets in Canada, Mexico and other international markets.

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beverages for a share of the drinker’s business, competes with other beverage companies for a share of the Distributor’s attention, time and selling efforts. During 2024, the Company’s largest individual Distributor accounted for approximately 3% of the Company’s gross sales. The top three individual Distributors collectively accounted for approximately 7% of the Company’s gross sales. In some states and countries, the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

Most of the Company’s products are shipped within days of packaging, resulting in limited finished goods at the Company’s breweries and third-party production facilities. The Company works with its distributors closely and has designed its internal supply chain systems and process to manage and maintain distributor inventories at between three and five weeks of sales on hand. These levels are designed to result in high customer service levels, limit distributor and retailer out of stocks and reduce the risk of inventory obsolescence.

During 2022, the Company produced and sourced materials for Truly Hard seltzer and some of its newer brands at the upper end of its projections to avoid out of stocks at retail. This led to improved customer service levels and significantly fewer out of stocks but resulted in write-offs of excess inventory at the Company’s breweries and warehouses. During 2023, the Company significantly improved its supply chain functions which led to reduced inventories internally and at distributors, while improving customer service levels and significantly reducing write-offs of excess inventory. During 2024, the Company’s distributor out of stocks improved significantly from prior years and were limited to some relatively minor out of stocks on its Truly brand during peak summer months. The Company continues to work on its supply chain improvement initiatives to better manage inventory and further reduce inventory obsolescence.

The Company believes distributor inventory as of December 28, 2024 and December 30, 2023 was at an appropriate level for each of its brands and averaged approximately four weeks on hand.

Boston Beer has a sales force of over 475 people, which the Company believes is one of the largest in the US Beer Market industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beverages and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

The Company also engages in media campaigns, including television, digital and social media, radio, billboards, and print. These media efforts are complemented by participation in sponsorships, which currently include the United States Soccer Federation, Barstool Sports, the Boston Red Sox, and other professional sports teams, the Boston Marathon, local concert and festivals, and industry-related trade shows and promotional events at local establishments, to the extent permitted under local laws and regulations. The Company uses a wide array of point-of-sale items (banners, neon signs, umbrellas, glassware, display pieces, signs and menu stands) designed to stimulate impulse sales and continued awareness, where legal.

Packaging and Ingredients

Historically, the Company has been successful in obtaining sufficient quantities of the packaging materials and ingredients used in the production of its beverages. During 2020 and 2021, the Company experienced some supply chain constraints in packaging materials, primarily cans, that impacted the Company’s production schedules and increased can costs as a result of using a more expensive can supplier. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. The Company maintains competitive sources for most packaging materials and ingredients. In 2024, certain flavorings, crowns and labels were each supplied by a single source; however, the Company believes that, given time to adjust, alternative suppliers are available. The most significant packaging and ingredients include:

Cans. Truly Hard Seltzer brand beverages are primarily packaged in sleek cans and Twisted Tea brand beverages are primarily packaged in standard cans. In 2024, approximately 79% of the Company’s total volume was packaged in cans and the Company expects that percentage to increase further in 2025. The demand for cans in the beverage industry significantly increased during 2020 and 2021 and there was a shortage of capacity, as can manufacturers adjusted their supply chains to keep up with the increased demand which had accelerated beginning in 2020 as alcohol consumption shifted from on-premise to off-premise. In 2021, as the Truly and the Twisted Tea brand families grew, the Company experienced supply shortages and these supply shortages impacted the Company’s production schedules and increased can costs as a result of using a more expensive can supplier. During 2022, 2023 and 2024 the Company did not have any significant disruptions in its can supply and the Company currently believes that it will have a sufficient supply of cans in 2025.

Flavorings and Fruit Juice. The Company’s beverages include many unique and proprietary flavors and combinations of flavors and most of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and a variety of flavors as part of their appeal to drinkers. The Company is working closely with various flavoring and fruit juice suppliers to ensure it has an adequate supply and currently believes that it will have sufficient supply of flavorings and fruit juice in 2025.

Cardboard. The Company’s beverages are packaged primarily in cardboard wraps, carriers and cardboard shipping cases. Since 2020, the Company has not had any significant disruptions in its supply of cardboard and the Company currently believes that it will have a sufficient supply of cardboard wraps in 2025.

Glass. Some of the Company’s beverages are sold in glass bottles. Since 2020, the Company has not had any significant disruptions in its supply of glass and the Company currently believes that it will have a sufficient supply of glass in 2025.

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2024 North American barley crop, which will support 2025 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity. The Company purchased most of the malt used in the production of its beers from four suppliers during 2024. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

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

The Company enters into purchase commitments with seven primary hop dealers, attempts to maintain a one to two-year supply of essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply, and procures hops needed for new beers, based on its best estimate of likely short-term demand. The Company classifies hops inventory in excess of two years of forecasted usage as other long term assets.

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

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2024, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for American apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture could affect both price and supply.

Quality Assurance

The Company employs a quality assurance team and brewmasters to monitor the Company’s brewing operations and control the production of its beverages both at Company-owned breweries and at the third-party production facilities at which the Company’s products are produced. Extensive tests, tastings and evaluations are typically required to ensure that each batch of the Company’s beverages conforms to the Company’s standards. The Company has on-site quality control labs at each of the Company-owned breweries and supports the smaller tap rooms and local breweries with additional centralized lab services.

With the exception of certain specialty and distilled products, the Company includes a clearly legible “freshness” date on every bottle, can and keg of its beverages, in order to ensure that its drinkers enjoy only the freshest products. Boston Beer was the first American brewer to use this practice.

Production Strategy

The Company continues to pursue a production strategy that includes production at breweries owned by the Company and production facilities owned by others. The Company made capital investments in 2024 of approximately $76.8 million, most of which represented investments in breweries owned by the Company. These investments were made to drive efficiencies and cost reductions and support product innovation. Based on its current estimates of future volumes and mix, the Company expects to invest between $90 million and $110 million in 2025 to meet those estimates. The increase in 2025 estimated capital expenditures compared to 2024 is driven by an investment in our Pennsylvania Brewery infrastructure for wastewater treatment. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.

The Pennsylvania Brewery, the Cincinnati Brewery and the Milton Brewery produced most of the Company’s shipment volume from Company owned breweries during 2024. The Pennsylvania Brewery is the Company’s largest brewery.

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

During each of the years ended December 28, 2024 and December 30, 2023, the Company produced approximately 74% of its domestic volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other production companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those production companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

The Company currently has production services agreements with subsidiaries of City Brewing Company, LLC (“City Brewing”). During 2024 and 2023, City Brewing supplied approximately 26% and 22%, respectively, of the Company’s annual domestic shipment volume. In accordance with the production services agreements, the Company has paid to City Brewing for capital improvements at its facilities and other pre-payments. These payments are being expensed over the terms of the agreements. Currently, certain of these production services agreements expire on December 31, 2025 and others on December 31, 2028. The Company has the contractual right to extend its agreements with City Brewing beyond the current termination dates on an annual basis through December 31, 2035. The remaining net book value of these third-party production prepayments is $14.5 million at December 28, 2024 of which $10.3 million is expected to be expensed to cost of goods sold during 2025 and the remainder thereafter.

These agreements include minimum capacity availability commitments by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met.

In January of 2024, the Company and City Brewing entered into a Loan and Security Agreement at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be repaid to the company subject to annual repayment limits. As of December 28, 2024, the balance of the note receivable is $16.7 million and the final maturity date is December 31, 2028.

In December of 2024 the Company entered into an amendment and restatement in its entirety of an existing production agreement with a third-party supplier, Rauch North America Inc ("Rauch"). This amendment and restatement adjusted the existing production agreement to better match the Company’s future capacity requirements and resulted in increased production flexibility and more favorable termination rights to the Company in exchange for a $26 million cash payment to Rauch which was paid on December 23, 2024. As a result of the payment, the Company recorded a pre-tax contract settlement expense of $26 million in the fourth quarter of 2024.

The amended and restated Rauch agreement includes quarterly minimum payments that generally total $4.1 million annually at zero volume and a termination fee of $5 million with 12 months written notice. The initial term of the agreement expires December 31, 2031 with provisions to extend.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2024 and 2023, the Company recorded $13.0 million and $9.5 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $30 million of shortfall fees in future years with $14 million forecasted to be expensed in 2025 and the remainder expected to be expensed primarily in 2026.

As of December 28, 2024, if volume for the remaining term of the production arrangements was zero, the total contractual shortfall and termination fees, with advance notice as specified in the related contractual agreements, would total approximately $37 million with $27 million due in 2025 and $10 million due in future years thereafter.

The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred.

The Company currently expects that the percentage of total domestic production at third-party production facilities will be approximately 20% in 2025. The Company selects third-party production facilities with one or more of: (i) sleek can packaging and automated variety packaging capability and capacity; (ii) first-rate quality control capabilities throughout the process; and (iii) the capability of utilizing traditional brewing, fermenting and finishing methods. Under its production arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities.

The Company’s international business is primarily supplied by third-party production and packaging agreements and production under license at international locations.

While the Company believes that it has alternatives available to it, in the event that production at any of its current locations is interrupted, severe interruptions at the Pennsylvania Brewery, Cincinnati Brewery, or City Brewing facilities would be most problematic, especially in seasonal peak periods. In addition, the Company may not be able to maintain its current economics, if interruptions were to occur, and could face significant delays in starting up replacement production locations. Potential interruptions at production facilities include labor issues, governmental actions, quality issues, contractual disputes, machinery failures, operational shutdowns, or natural or other unavoidable catastrophes. The Company would work with available third-party production facilities to attempt to minimize any potential disruptions.

Competition

The US Beer Market is highly competitive due to large domestic and international brewers and a large number of smaller craft brewers and craft distilleries who distribute similar products that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in Beyond beer and Traditional beer, through numerous beers, flavored malt beverages, hard seltzers and spirit RTDs. Imported beers, such as Modelo Especial®, Corona®, Heineken®, and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. AB InBev, Molson Coors, Constellation Brands (owner of the United States Distribution rights to Modelo Especial and Corona) and Heineken may have substantially greater financial resources, marketing strength and distribution networks than the Company.

In addition, large non-alcoholic beverage companies including The Coca-Cola Company (“Coke"), Pepsi, Monster Beverage Corporation (“Monster”), and Arizona Beverage Company (“Arizona") have entered these markets directly or through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer, Simply Spiked Lemonade, and Peace Hard Tea. Coke also announced agreements with Constellation Brands to develop, market and sell FRESCA™ Mixed and with Brown Forman to develop, market and sell Jack Daniel's® Tennessee Whiskey and Coca-Cola®™ Ready-to-Drink Cocktail. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell Hard Mountain Dew, to take advantage of this trend. Pepsi also entered an agreement in late 2022 with FIFCO USA, a New York based brewery, to develop, market and sell Lipton Hard Iced Tea which launched during the first half of 2023. In addition, Monster acquired CaNarchy Craft Brewery Collective in early 2022 and launched the Beast Unleashed, a new brand of flavored malt beverages in early 2023 which includes Nasty Beast Hard Tea. Monster is planning to launch a new hard lemonade named Blind Lemon in early 2025. Arizona, after earlier development and launch in 2020 in Canadian markets, launched Arizona Hard Tea in the United States beginning in 2023.

The Company’s Twisted Tea beverages compete generally within the FMB category of Beyond beer. FMBs, such as Twisted Tea, Mike’s Hard Lemonade, Smirnoff Ice, Cayman Jack, Clubtails, Beast Unleashed, Bud Light Lime, Redd’s Apple Ale, Seagrams Escapes. As Twisted Tea has grown, more hard teas have been introduced by competitors. Some of these hard tea competitors currently include Arizona Hard Tea, Arnold Palmer Spiked, Nasty Beast Hard Tea, VooDoo Ranger Hard Charged Tea, Hoop Hard Tea, 2Hoots Hard Tea and Peace Hard Tea. As noted earlier, the FMB category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Truly Hard Seltzer beverages compete primarily within the hard seltzer category of Beyond beer. This category grew quickly from 2016 to 2021 and then declined in 2022, 2023 and 2024. The hard seltzer category is highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with Traditional beer and Beyond beer and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mark Anthony Brands under the brand name “White Claw” and "White Claw Surge."; ABInBev under “Bud Light Seltzer”, and Molson Coors under “Vizzy Hard Sparkling Water” and "Topo Chico".

The Company’s Truly brand also competes against a sub-category of Spirits RTDs that the Company and the alcohol industry at large categorize as Spirit Seltzer and Soda. The Spirit Seltzer and Soda sub-category generally consists of lower calorie and lower alcohol Spirits RTDs that are similar in flavor and taste to the hard seltzer category beverages but at a higher price. The leading brand in the Spirit Seltzer and Soda category is owned by E&J Gallo Winery under the brand name "High Noon” and other competitors in the category include ABInBev under “Nutrl Vodka Seltzer”, Mark Anthony under "White Claw Vodka Soda" and Molson Coors under "Topo Chico Spirited Can Cocktails".

The Company’s Samuel Adams and Dogfish Head beers compete primarily within the craft beer and domestic specialty beer category of Traditional beer. The Company expects competition and innovation among domestic craft brewers to remain strong. The Company estimates there are approximately 10,000 breweries in operation, up from approximately 1,500 operating breweries in 2009. Most of these new breweries are craft (small and independent) brewers.

In recent years, there have been numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. Most recently, during 2023 and 2024, in separate transactions AB InBev and Molson Coors sold some of these craft brands and breweries to Tilray Brands, Inc a global cannabis, craft beer, spirits beverage company.

The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and the competitors include mostly small regional and local hard cider companies. Hard ciders are typically priced competitively with Traditional beer and Beyond beer and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include "Bold Rock", "2 Towns" and “Blakes”.

The Company’s Dogfish Head Canned Cocktails and Sun Cruiser compete in the spirits RTDs category. This category is small and highly competitive and includes large international and domestic competitors, as well as many small regional and local distilling companies. Spirits RTDs are typically higher priced and may compete for drinkers with beer, wine, spirits, or FMBs. As discussed above, spirits RTDs consist of the sub-category of Spirit Seltzer and Soda. Dogfish Head Canned Cocktails generally competes in the other sub-category of spirits RTDs named Spirits-based Canned Cocktails. Beverages in the Spirits-based Canned Cocktails sub-category generally have more flavor and higher alcohol than spirits RTDs in the sub-category of Spirit Seltzer and Soda. Some of these Spirits-based Canned Cocktails competitors include; ABInBev under the brand name "Cutwater" and Diageo under the brand name "Crown Royal".

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

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the Distributor’s attention, time and selling efforts. At retail, the Company competes for traditional retail shelf, cold box and tap space, as well as e-commerce placement. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the market for Traditional beer and Beyond beer occasions include product quality and taste, brand advertising and imagery, trade and drinker promotions, pricing, packaging and the development of innovative new products.

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

Environmental, Health, and Safety Regulations and Operating Considerations

We are committed to strong corporate governance, corporate responsibility, and the accountability of our Board and our Executive Leadership Team to our stockholders. This section provides a summary of the Board’s and management’s oversight of our strategies regarding our Environmental, Social, and Governance (ESG”) initiatives and selected highlights of the previous year’s accomplishments.

While formal ESG reporting began in our 2021 ESG Report, we began reporting on ESG initiatives starting in our 2019 Proxy Statement. While we’ve long believed that it’s important to provide accurate and transparent reporting on the impact that our Company has had on our people, our planet, and our communities, our commitment to sustainability has evolved significantly over the last several years, ushering in a new era of accountability in 2025. This shift reflects an increasing focus on transparency and meaningful progress. Since our inaugural ESG Report, we’ve built upon our strategy each year, strengthening our focus on transparency, progress, and responsible growth.

Among our key ESG achievements in 2024, we focused on establishing our sustainability goals and targets, which will be detailed in our forthcoming 2024 ESG report. This process involved extensive discussions with subject matter experts, collaborative workshops, and efforts to obtain Executive Leadership Team approval ahead of publication in 2025.

For additional information on our impact and ESG initiatives, the Company’s historical ESG reports are available in the sustainability section on our company website at www.bostonbeer.com/our-impact/sustainability. We anticipate that we will publish our 2024 ESG Report in the summer of 2025. In advance of the publication of that report, here is an early look at some of our ESG highlights from 2024.

2024 Environmental Highlights

•
BBC advanced our commitment to sustainable packaging through two key initiatives:
•
BBC advanced CO₂ recapturing systems across all three manufacturing locations. Most notably, at our Cincinnati brewery, we expanded CO₂ recovery capacity, reducing reliance on external sources and saving $30,000 weekly. The improved process captures CO₂ emissions from fermentation, filters and pressurizes the gas, and reuses it for carbonation and other operations. These energy-efficient advancements highlight our commitment to innovative solutions that drive both environmental and operational benefits.
•
BBC committed to constructing a wastewater pre-treatment facility at our Samuel Adams Pennsylvania Brewery, which will reduce workloads for local wastewater treatment plants and capture biogas that will be used on site as an energy source, partially offsetting the need for fossil fuels.
•
BBC Transportation Team improved truckload utilization by 2% in 2024 compared to 2023. Improving truck utilization allows Boston Beer to reduce the total number of trucks needed to ship our products and enable each truck to carry more products, thus reducing the overall emissions output of our transportation network.

2024 Social Highlights

•
Creating and maintaining healthy and safe working environments is a critical part of our sustainability strategy. In 2024, we achieved an ambitious goal to reduce total injuries by 20% per location, with the ultimate target of achieving an injury-free workplace by 2030.
•
As part of our Learning and Development team’s mission, we hold managers accountable for creating an environment that enhances coworker development. In 2024, we elevated manager development by launching a refreshed New Leader Experience course, a 2.5-day program providing essential leadership tools and training. We also introduced Moments that Matter training to empower all people leaders in handling key leadership moments effectively.
•
We remain committed to fostering a diverse and inclusive workplace where all coworkers feel heard, valued, and respected. In 2024, we advanced this commitment by building participation and engagement within our seven coworker network groups, inclusive leadership development, bystander intervention training, and allyship programs.
•
We remain committed to pay transparency by providing coworkers with insight into pay philosophy, administration, and job-specific pay ranges. In 2024, we refined our compensation strategy, expanded education for leaders and coworkers, enhanced manager training on compensation conversations, and engaged an independent third-party to analyze pay equity.
•
In 2024, Boston Beer coworkers participated in 40 separate “Benevolence Days,” collectively volunteering more than 2,820 hours supporting 58 community partners and their mission-driven work.
•
Building on 15 years of impact, our Samuel Adams Brewing the American Dream® program continued its mission in 2024 to empower entrepreneurs to thrive. By year’s end, the program had provided nearly 4,500 loans, totaling almost $113 million in funding. In collaboration with Accion Opportunity Fund, the nation’s largest nonprofit micro-lender, and a network of local nonprofit partners, the initiative empowers small business owners in the food, beverage, and brewing industries by offering access to capital, expert coaching, and opportunities to expand into new markets.

Human Capital Resources

As of December 28, 2024, the Company had 2,537 coworkers, of which 171 were represented by unions or similar organizations. The Company’s Executive Leadership Team (“ELT”) is comprised of the Company's CEO and seven of his direct reports who collectively have management responsibility for the Company's primary business areas, including but not limited to brewing, supply chain operations, sales, marketing, finance, legal, and people and culture. The Company’s Board of Directors and the ELT believe that succession planning, talent management, culture, and diversity, equity, and inclusion are critical to the Company’s continued success.

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

The Beyond beer and Traditional beer markets within the United States (“US Beer Market”) is highly competitive due to the participation of large domestic and international brewers and the large number of regional and local competitors, who distribute similar products that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the US Beer Market, through numerous offerings including beers, flavored malt beverages, hard seltzers and spirit RTDs. Imported beers, such as Modelo Especial®, Corona®, Heineken®, and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Constellation Brands (owner of the United States distribution rights to Modelo Especial and Corona) and Heineken may have substantially greater financial resources, marketing strength and distribution networks than the Company. The Company anticipates competition will remain strong as existing beverage companies continue adding more SKUs and styles. The potential for growth in the sales of flavored malt beverages, hard seltzers, domestic beers, imported beers and spirits RTDs is expected to increase the competition in the market for Beyond beer and Traditional beer occasions within the United States and, as a result, the Company may well face competitive pricing pressures and the demand for and market share of the Company’s products may fluctuate and possibly decline.

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

Several large non-alcoholic beverage companies including Coca-Cola Company (“Coke"), Pepsi, Monster Beverage Corporation (“Monster”) and Arizona Beverage Company ("Arizona") have entered the alcoholic beverage market directly or through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell alcohol beverages which include Hard Mountain Dew, a flavored malt beverage, to take advantage of this trend.

Due to the increased leverage that the larger, alcohol and non-alcohol beverage companies may have in distribution and sales and marketing expenses, the costs to the Company of competing could increase. The potential also exists for these large competitors to increase their influence with their Distributors, making it difficult for smaller beverage companies to maintain their market presence or enter new markets. Also, consolidation in the industry could also reduce the contract brewing capacity that is available to the Company. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on the Company’s business and financial results.

Changes in public attitudes and drinker tastes could harm the Company’s business. Regulatory changes in response to public attitudes could adversely affect the Company’s business.

The alcoholic beverage industry has been the subject of considerable societal and political attention for several years, due to public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by alcoholic beverage producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States.

The US Beer Market has experienced a decline in shipments over the last ten years. The Company believes that this decline is due to declining alcohol consumption per person in the population, health and wellness trends and increased competition from wine and spirits companies. If consumption of the Company’s products in general were to come into disfavor among domestic drinkers, or if the domestic alcohol beverage industry were subjected to significant additional societal pressure or governmental regulations, the Company’s business could be materially adversely affected.

Additionally, certain states are considering or have passed laws and regulations that allow the sale and distribution of cannabis. Currently, it is not possible to predict the impact of this on sales of alcohol, but it is possible that legal cannabis usage could adversely impact the demand for the Company’s products. The company has a cannabis-based beverage product in Canada and could be ready to produce that in the United States if the regulatory environment changes.

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

Beginning in the second half of 2021, the market for hard seltzer products experienced decelerating growth trends, which contributed to the Company’s depletion volume decline of 5% in 2022, 6% in 2023 (5% decline on a 52-week comparable basis) and 2% in 2024. The slowdown in growth trends greatly impacted the Company's volume of production and shipments, as well as its volume projections for the future. The volume reduction also resulted in increased supply chain related costs. These costs include the destruction of excess inventory, provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts.

The Company is targeting a percentage change in shipments and depletion volume of between down single digits to up single digits. The Company’s ability to meet these targets may be affected by an increasing number of competing beverages. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. While the Company believes that a combination of innovation, new brand messaging and the use of traditional and social media, and increased investment in sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, maintain the current levels of distributor and retailer support of its brands, and fund its current brand investment levels. This could potentially lead to a review of long term organization and capacity needs. Currently, the Company believes it can meet its volume targets in 2025 and return to volume growth in future years, but there is no guarantee its efforts will be successful or profitable.

The Company’s inability to react to changes in demand could have a material adverse effect on the Company’s operations or financial results.

Historically, during periods of growth, the Company has faced challenges in meeting demand. The challenges were both production constraints, primarily resulting from canning and variety pack capacity limitations, and can supply constraints. During these periods of growth, the Company experienced increased inventory obsolescence, and operational, and freight costs, as it reacted. In response to these issues, the Company significantly increased its capacity and personnel to address these challenges.

With a decline in volume over the second half of 2021 through 2024, the Company incurred additional supply chain related costs associated with downsizing its production model to adjust to reduced demand. In recent years, the Company has been able to better match its supply chain to meet demand, but a sudden increase could result in a recurrence of challenges in meeting demand and a sudden decrease could result in other incremental costs. There can be no assurance that the Company will effectively address changing consumer demand or manage increasing product complexity, without experiencing similar issues in the future. Planning failures, operating inefficiencies, insufficient employee training, control deficiencies, or other similar issues could well have a material adverse effect on the Company’s business and financial results. Growth or decline in the Company’s revenues, changes in operating procedures, and increased complexity have required significant capital investment. The Company on an overall basis has yet to see any operating cost leverage from these investments and there is no guarantee that it will.

The Company remains reliant on third party-owned production facilities, particularly City Brewing Company, LLC, and its subsidiaries, to meet demand. The percentage of its domestic volume produced at Company owned breweries decreased from over 90% in 2017 to approximately 74% in 2024. The Company currently expects that the percentage of total domestic production at Company owned breweries in 2025 will be 80%. The Company expects its reliance on production at City Brewing Company, LLC to decline from approximately 26% of production in 2024 to approximately 20% of production in 2025.

The Company’s ability to grow and to meet potentially increasing consumer demand will be affected by:

•
its ability to meet production goals and/or targets at the Company’s owned breweries and third party-owned production facilities;
•
its ability to enter into new production contracts with third party-owned breweries on commercially acceptable terms;
•
disruption or other operating performance issues at the Company’s owned breweries or limits on the availability of suitable production capacity at third party-owned production facilities;
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

The Company maintains competitive sources for the supply of packaging materials, such as cans, glass and cardboard. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2024, certain flavorings, crowns, and labels were each supplied by single sources. The loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition, change in control and consolidation activity in several of the packaging supplier networks which could potentially lead to further disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices. The company's long-term supply agreements have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts. If the Company's needs decline significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant and could have a material adverse impact on the Company's financial results.

The Company is dependent on key ingredient suppliers, including foreign sources; its dependence on foreign sources creates foreign currency and tariff exposure for the Company; the Company’s use of natural ingredients creates weather and crop reliability and excess/shortage inventory exposure for the Company.

The Company purchases a substantial portion of the ingredients used in its beverages, including its flavorings, fruit juice, malt, hops, apples, and other ingredients, from a limited number of domestic and foreign suppliers. There can be no assurance that the Company would be able to acquire such ingredients from substitute sources on a timely or cost-effective basis, if current suppliers could not adequately fulfill orders or if tariffs significantly increase costs. The loss or significant reduction in the capability or increase of costs of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements are secured.

The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Twisted Tea and Truly Hard Seltzer brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers.

The Company purchased most of the malt used in the production of its beer from four suppliers during 2024. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

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

The Company’s contracts for certain hops and apples are payable in Euros, Pounds Sterling and New Zealand dollars, and therefore, the Company is subject to the risk that the currencies may fluctuate adversely against the U.S. dollar. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. The cost of hops has increased in recent years due to the rising market price of hops and exchange rate changes. The continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet the demand for its beers. The Company buys some other ingredients and capital equipment from foreign suppliers for which the Company also carries exposure to foreign exchange rate and tariff changes. Significant adverse fluctuations in foreign currency exchange rates and increased tariffs may have a material adverse effect on the Company’s business and financial results.

The Company’s reliance on production facilities owned by others and an inability to leverage investment in the Company-owned breweries could have a material adverse effect on the Company’s operations or financial results.

During 2024, the Company produced approximately 74% of its domestic volume at breweries owned by the Company and, as noted above, anticipates producing 80% of its domestic volume at breweries owned by the Company in 2025. While, on balance, the Company views greater reliance on its own breweries favorably, this reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. As volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak seasons. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shutdowns, pandemic-related or other staffing shortages, or natural or unavoidable catastrophes. If interruptions were to occur, the Company could face significant delays in starting replacement brewing locations and its operating results could be materially adversely affected.

The Company continues to avail itself of capacity at third-party production facilities. Also as noted above, during 2024, approximately 26% of the Company’s annual domestic shipment volume was produced under production service agreements with City Brewing Company, LLC and its subsidiaries. In selecting third party production facilities for production services arrangements, the Company carefully weighs a facility's sleek can packaging and automated variety packaging capability and capacity, its quality control capabilities throughout the production process. To the extent that the Company needs to avail itself of a third-party production services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the production capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

As the beer industry continues to consolidate and the Company has grown, the capacity and willingness of breweries owned by others where the Company could brew, ferment or package some of its products, if necessary, has become a more significant concern and, thus, there is no guarantee that the Company’s needs will be uniformly met. The Company continues to work at its Company-owned breweries and with its third-party production partners to attempt to minimize any potential disruptions. Nevertheless, should an interruption occur, the Company could experience temporary shortfalls in production and/or increased production and/or distribution costs and be required to make significant capital investments to secure alternative capacity for certain brands and packages, the combination of which could have a material adverse effect on the Company’s business and financial results. A production interruption caused by an acquisition or change of control or bankruptcy of City Brewing Company, LLC, or its subsidiaries, or a simultaneous interruption at several of the Company’s other production locations would likely cause significant disruption, increased costs and, potentially, lost sales.

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

The Company attempts to mitigate production and distribution risks through a combination of owned breweries and access to third-party contract production facilities, but there is no guarantee that this strategy will be successful, and it might result in short term costs and inefficiencies which could adversely impact our business and financial results.

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

The Company has significantly increased the number of commercially available flavored malt beverages, hard seltzers, beers, hard ciders, and spirits RTDs that it produces. In the last five years, the Company has developed, introduced and reformulated many new and existing beverage styles under the Twisted Tea, Truly Hard Seltzer, Samuel Adams, Dogfish Head, Angry Orchard, Sun Cruiser and Hard Mountain Dew brands. The Company currently operates 9 retail locations where its beverages are sold and consumed on-premise, including six brewery tap rooms, an apple orchard and innovation cidery, a restaurant and a boutique inn. The Company’s most significant innovations in 2024 was the introduction of its Sun Cruiser brand, a new vodka based RTD, as well as the launch of its Truly Unruly Mix Pack and Twisted Tea Extreme. In the first quarter of 2025, the Company is planning to launch Truly Unruly Lemonade Mix Pack, Sun Cruiser vodka based hard lemonade and Dogfish Head Grateful Dead Juicy Pale Ale. During the rest of 2025, the Company has plans to add new beverage styles and may reformulate existing styles of beverages.

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

In addition to these inherent brand risks, C. James Koch, the founder and Chairman of the Company, as well as the founders of Dogfish Head brand, Samuel Calagione, Founder and Brewer, Dogfish Head Brewery and Mariah Calagione, Founder and Communitarian, Dogfish Head Brewery, are an integral part of the Company’s history, brand equity and current and potential future brand messaging and the Company relies on the positive public perception of these founders. Mariah Calagione has recently announced her retirement from the Company effective during 2025. The role of these founders as founders, brewers, leaders or former leaders of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If these founders were not available to the Company, this could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if drinkers’ perceptions of these founders, including their social or political views, were to change negatively. If any negative changes were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its history, equity, and current and potential future brand messaging. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

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

The Company depends on information technology to be able to operate efficiently and interface with customers and suppliers, as well as maintain financial and accounting reporting accuracy to ensure compliance with all applicable laws. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property and proprietary information through security breaches. The Company recognizes that many groups on a world-wide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware and ransomware. As with all large information technology systems, the Company’s systems could be penetrated by outside threat actors intent on extracting confidential or proprietary information, corrupting information, disrupting business processes, or engaging in the unauthorized use of strategic information. Such unauthorized access could disrupt business operations and could result in the loss of assets or revenues, remediation costs or damage to the Company’s reputation, as well as litigation against the Company by third parties adversely affected by the unauthorized access. Such events could have a material adverse effect on the Company’s business and financial results. The Company also relies on third parties for supply of software, software and data hosting and telecommunications and networking, and is reliant on those third parties for the quality and integrity of these complex services. Failure by a third-party supplier could have material adverse effects on the Company’s ability to operate.

We use AI in our business, and challenges with properly managing its use could result in harm to our brands, reputation, business or customers.

The Company has started to implement the use of AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of the Company’s products and in the use of internal tools that support the Company’s business. These applications may become increasingly important in operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms trained with noisy data may create accuracy issues, unintended biases, and discriminatory outcomes that could harm the Company’s brands, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist the Company in being more efficient.

Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. The Company’s competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than the Company, which could hinder the Company’s ability to compete effectively and adversely affect the Company’s results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, uncertainty will remain, and the Company’s obligation to comply with the evolving regulatory landscape could entail significant costs, negatively affect the Company’s business, or limit the Company’s ability to incorporate certain AI capabilities into the Company’s business.

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

The Company’s business is highly regulated by federal, state and local laws and regulations regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with Distributors, environmental impact of operations and other matters. These laws and regulations are subject to frequent reevaluation, varying interpretations and political debate, and inquiries from governmental regulators charged with their enforcement. In addition, any delays in federal or state government required approvals caused by federal or state government shutdowns, could prevent new brands or innovations from getting to market on time or at all. Failure to comply with existing laws and regulations to which the Company’s operations are subject or any revisions to such laws and regulations or the failure to pay taxes or other fees imposed on the Company’s operations and results could result in the loss, revocation or suspension of the Company’s licenses, permits or approvals, and could have a material adverse effect on the Company’s business, financial condition and results of operations. Changes in federal and other tax rates could have a significant effect on the Company’s financial results.

There is no guarantee that the Company will not face litigation that could harm the Company’s business.

The Company has from time to time in the past been involved in material litigation. Claims, whether or not meritorious, could be asserted against the Company that might adversely impact the Company’s results.

Risks Related to General Economic Conditions

The Company’s operating results and cash flow may be adversely affected by unfavorable economic, financial and societal market conditions.

Volatility, uncertainty, and inflation in the financial markets and economic conditions generally may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy, labor, packaging, ingredients, and agricultural products may rise faster than current estimates, including increases resulting from currency fluctuations; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s Distributors may increase; (d) the impact of currency fluctuations on amounts owed to the Company by distributors that pay in foreign currencies; (e) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (f) overall alcoholic beverage consumption may decline; or (g) drinkers of the Company’s products may change their purchase preferences and frequency, which might result in sales declines.

Item 1B. Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2024 fiscal year, and (3) remain unresolved.

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

Item 2. Properties

The Company maintains its principal corporate offices in approximately 57,623 square feet of leased space located in Boston, Massachusetts, the term of which is set to expire in February 2031.

The Company leases approximately 43,000 square feet of space in Boston, Massachusetts, on which it maintains a Samuel Adams Boston Brewery brand tap room and tour center. The current term of the lease for this facility will expire in 2034, although it has an option to extend the term for an additional fifteen years in five-year increments.

The Company leases approximately 6,666 square feet of space in Boston, Massachusetts, on which it maintains a research and development site. The current term of the lease for this facility will expire in 2026, although it has an option to renew for one (1) additional period of five (5) years and, thereafter, one (1) additional period of three (3) years.

The Company leases approximately 9,000 square feet of space in Boston, Massachusetts, on which it maintains a Samuel Adams brand tap room and small brewery. The current term of the lease for this facility will expire in 2028, although it has two options to extend the term for an additional 5 years.

The Company owns approximately 76 acres of land in Breinigsville, Pennsylvania, consisting of three parcels on which the Company’s Pennsylvania Brewery is located. The buildings on this property consist of approximately 1 million square feet of brewery and warehouse space.

The company leases approximately 585,000 square feet of space in Alburtis, PA, on which it maintains a warehouse for raw and finished goods. The current lease for this facility will expire January 2027, although it has an option to renew for one (1) five-year extension.

The Company owns approximately 12 acres of land in Cincinnati, Ohio, on which the Company’s Cincinnati Brewery is located, and leases, with an option to purchase, approximately 0.75 acre of land from 3rd party investment group which abuts its property. The buildings on this property consist of approximately 128,500 square feet of brewery and warehouse space.

The Company leases approximately 10,000 square feet of space in Cincinnati, Ohio, on which it maintains a Samuel Adams brand tap room and small brewery. The current term of the lease for this facility will expire in 2028.

The Company leases approximately 7,815 square feet of office space in Cincinnati, Ohio. Lease is due to expire in September 2025 with no extension options.

The Company owns approximately 64 acres of land in Walden, New York, consisting of an apple orchard and buildings, including a small cidery, gift shop, and tour center. The buildings on this property consist of approximately 17,650 square feet of space.

The Company owns approximately 57 acres of land in Milton, Delaware, on which the Company’s Milton Brewery is located. The buildings on this property consist of approximately 150,000 square feet of brewery and warehouse space.

The Company owns approximately 0.5 acre of land in Lewes, Delaware, on which the Company’s Dogfish Head Inn is located. The buildings on this property consists of approximately 8,400 square feet of space.

The Company leases approximately 14,000 square feet of space in Rehoboth, Delaware, on which it maintains Dogfish Head Brewings and Eats, a tap room, gift shop, small brewery and distillery, and the Chesapeake & Maine restaurant. The current term of the lease for this facility will expire in 2029.

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

The Company also leases small offices in Burlington, Vermont, Montreal, Quebec, and Toronto, Ontario as well as various warehousing facilities across the United States and Canada.

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. The Court set a fact discovery deadline of November 25, 2024 with some discovery motions still pending. Expert discovery has begun and the Court has set an expert discovery deadline of April 18, 2025. The Court has not set a date for summary judgment filings or trial. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously.

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The graph set forth below shows the value of an investment of $100 on January 1, 2019 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) for the five years ending December 28, 2024.

Total Return to Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	12/26/2020	12/25/2021	12/31/2022	12/30/2023	12/28/2024
The Boston Beer Company, Inc.	167.97	(48.29)	(37.22)	4.88	(12.87)
S&P 500 Index	16.40	29.44	(17.40)	26.29	26.90
S&P 500 Beverages Index	6.56	14.51	8.93	(1.98)	(0.89)

		INDEXED RETURNS Years Ending
Company Name / Index	Base Period 12/28/2019	12/26/2020	12/25/2021	12/31/2022	12/30/2023	12/28/2024
The Boston Beer Company, Inc.	100	424.98	219.78	137.98	144.71	79.50
S&P 500 Index	100	154.78	200.35	165.49	209.00	199.46
S&P 500 Beverages Index	100	132.12	151.29	164.81	161.54	129.12

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
DOLLARS
300
200
100
0
2019
2020
2021
2022
2023
2024
The Boston Beer Company, Inc.
S&P 500 Index
S&P 500 Beverages Index

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange under the symbol SAM.

There were 6,603 holders of record of the Company’s Class A Common Stock as of February 21, 2025. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 21, 2025, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $227.32.

Class A Common Stock

At December 28, 2024, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $0.01, of which 9,291,092 were issued and outstanding, which includes 27,894 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 28, 2024, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $0.01, of which 2,068,000 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 21, 2025, C. James Koch, the Company’s Chairman, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of Class A Common Stock

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On October 2, 2024, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $400.0 million, increasing the limit from $1.2 billion to $1.6 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. As of December 28, 2024, the Company had repurchased a cumulative total of approximately 14.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.17 billion and had approximately $427.5 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

During fiscal year 2024, the Company repurchased and subsequently retired 803,281 shares of its Class A Common Stock for an aggregate purchase price of $238.9 million. Additionally, the Company repurchased 1,351 shares of its Class A Common Stock for repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 31, 2023 - February 3, 2024	61,817	$349.89	61,525	$244,893
February 4, 2024 - March 2, 2024	53,335	345.82	53,328	226,450
March 3, 2024 - March 30, 2024	33,386	298.76	33,330	216,490
March 31, 2024 - May 4, 2024	86,768	288.13	86,741	191,494
May 5, 2024 - June 1, 2024	69,743	273.32	69,339	172,497
June 2, 2024 - June 29, 2024	64,486	294.91	64,366	153,499
June 30, 2024 - August 3, 2024	84,144	285.37	84,067	129,502
August 4, 2024 - August 31, 2024	72,999	274.42	72,744	109,504
September 1, 2024 - September 28, 2024	69,054	275.29	68,973	90,505
September 29, 2024 - November 2, 2024	86,828	287.89	86,828	465,506
November 3, 2024 - November 30, 2024	60,978	311.62	60,946	446,509
December 1, 2024 - December 28, 2024	61,094	310.53	61,094	427,536
Total	804,632	$297.22	803,281	$427,536

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in the Company's Form 10-K for the fiscal year ended December 30, 2023, filed on February 27, 2024, for reference to discussion of the fiscal year ended December 31, 2022, the earliest of the three fiscal years presented.

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

The Company competes primarily in the combined Beyond beer and Traditional beer market ("US Beer Market"). Beyond beer includes flavored malt beverages, hard seltzer, hard cider, spirits based ready to drink beverages (“spirits RTDs”) and other emerging beverages. Traditional beer generally includes mass domestics, imports, domestic specialties and craft beer.

Results of Operations

Year Ended December 28, 2024 (52 weeks) Compared to Year Ended December 30, 2023 (52 weeks)

	Year Ended (in thousands, except per barrel)
	Dec. 28 2024			Dec. 30 2023			Amount change	% change	Per barrel change
Barrels sold		7,493			7,678		(185)	(2.4)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$2,012,926	$268.64	100.0%	$2,008,625	$261.61	100.0%	$4,301	0.2%	$7.03
Cost of goods	1,119,194	149.36	55.6%	1,156,256	150.59	57.6%	(37,062)	(3.2)%	(1.23)
Gross profit	893,732	119.27	44.4%	852,369	111.01	42.4%	41,363	4.9%	8.26
Advertising, promotional, and selling expenses	552,033	73.67	27.4%	555,998	72.41	27.7%	(3,965)	(0.7)%	1.26
General and administrative expenses	189,906	25.34	9.4%	174,548	22.73	8.7%	15,358	8.8%	2.61
Impairment of intangible assets	42,584	5.68	2.1%	16,426	2.14	0.8%	26,158	>100%	3.54
Impairment of brewery assets	7,184	0.96	0.4%	5,396	0.70	0.3%	1,788	33.1%	0.26
Contract settlement costs	26,052	3.48	1.3%	0	0.00	0.0%	26,052	>100%	3.48
Total operating expenses	817,759	109.14	40.6%	752,368	97.99	37.5%	65,391	8.7%	11.15
Operating income	75,973	10.14	3.8%	100,001	13.02	5.0%	(24,028)	(24.0)%	(2.88)
Other income, net	11,629	1.55	0.6%	9,587	1.25	0.5%	2,042	21.3%	0.30
Income before income tax provision	87,602	11.69	4.4%	109,588	14.27	5.5%	(21,986)	(20.1)%	(2.58)
Income tax provision	27,907	3.72	1.4%	33,338	4.34	1.7%	(5,431)	(16.3)%	(0.62)
Net income	$59,695	$7.97	3.0%	$76,250	$9.93	3.8%	$(16,555)	(21.7)%	$(1.96)

Net revenue. Net revenue increased by $4.3 million, or 0.2%, to $2,012.9 million for the year ended December 28, 2024, as compared to $2,008.6 million for the year ended December 30, 2023, due to price increases of $38.3 million and lower returns of $13.0 million, partially offset by the impact of lower shipment volume of $48.3 million.

Volume. Total shipment volume of 7,493,000 barrels for the year ended December 28, 2024 decreased by 2.4% over 2023 levels of 7,678,000 barrels, primarily due to decreases in the Company’s Truly brands, partially offset by increases in its Twisted Tea and Sun Cruiser brands.

Depletions of the Company’s products for the year ended December 28, 2024 decreased by approximately 2% compared to the prior year.

The Company believes distributor inventory as of December 28, 2024 averaged approximately four weeks on hand and was at an appropriate level for each of its brands.

Net Revenue per barrel. The net revenue per barrel increased by 2.7% to $268.64 per barrel for the year ended December 28, 2024, as compared to $261.61 per barrel for the year ended December 30, 2023, primarily due to price increases and lower returns.

Cost of goods sold. Cost of goods sold was $149.36 per barrel for the fifty-two weeks ended December 28, 2024, as compared to $150.59 per barrel for the fifty-two weeks ended December 30, 2023. The 2024 decrease in cost of goods sold of $1.23, or 3.2% per barrel was primarily due to contract renegotiations and recipe optimization savings of $24.1 million, or $3.22 per barrel, partially offset by inflationary impacts of $18.6 million, or $2.48 per barrel.

Inflationary impacts of $18.6 million consist primarily of increased material costs of $10.2 million and internal brewery costs of $8.4 million.

Gross profit. Gross profit was $119.27 per barrel for the year ended December 28, 2024, as compared to $111.01 per barrel for the year ended December 30, 2023. Gross margin was 44.4% for the year ended December 28, 2024, as compared to 42.4% for the year ended December 30, 2023. Gross margin primarily benefited from price increases, contract renegotiations and recipe optimization savings and lower returns, partially offset by higher brewery processing costs per barrel due to lower volumes and increased inflationary costs.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses, decreased $4.0 million, or 0.7%, to $552.0 million for the year ended December 28, 2024, as compared to $556.0 million for the year ended December 30, 2023. The decrease was primarily due to decreased freight to distributors of $10.5 million from lower rates and volumes. Brand and selling costs increased $6.5 million, primarily due to increased brand media investments and higher salaries and benefits.

Advertising, promotional and selling expenses were 27.4% of net revenue, or $73.67 per barrel, for the year ended December 28, 2024, as compared to 27.7% of net revenue, or $72.41 per barrel, for the year ended December 30, 2023. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $15.4 million, or 8.8%, to $189.9 million for the year ended December 28, 2024, as compared to $174.5 million for the comparable period in 2023. The increase was primarily due to higher salaries and benefits costs resulting from Chief Executive Officer transition costs recorded in the first quarter as well as increased inflationary costs.

Impairment of intangible assets. Impairment of intangible assets reflects a $42.6 million non-cash impairment charge recorded for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2024. The impairment determination was primarily based on the latest forecasts of brand performance which have been below the Company’s previous projections. In fiscal 2023, the Company recorded an impairment charge of $16.4 million primarily for the Dogfish Head brand. See further discussion in Note H to the Consolidated Financial Statements within Part II, Item 8 of this Form 10-K.

Impairment of brewery assets. Impairment of brewery assets of $7.2 million increased by $1.8 million from the prior fiscal year, due to higher write-offs of equipment at Company-owned breweries.

Contract settlement costs. Contract settlement costs of $26 million due to an amendment and restatement in its entirety of an existing production agreement with a third-party supplier, Rauch. This amendment adjusts the existing production agreement to better match the Company’s future capacity requirements and results in increased production flexibility and more favorable termination rights to the Company.

Income tax provision. The Company’s effective tax rate for fiscal 2024 was 31.9% compared to 30.2% in fiscal 2023, primarily due to lower pre-tax income with no corresponding reduction in non-deductible expenses. The Company estimates the lower pre-tax income resulting from the impairment of intangible assets and the contract settlement negatively impacted the 2024 effective tax rate by approximately 300 basis points.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash and cash equivalents decreased to $211.8 million as of December 28, 2024 from $298.5 million as of December 30, 2023, primarily reflecting repurchases of the Company's Class A common stock, a note receivable issued, and purchases of property, plant, and equipment, partially offset by net cash provided by operating activities.

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

Cash provided by operating activities for the year ended December 28, 2024 was $248.9 million and consisted of net income of $59.7 million, non-cash items of $150.3 million, and an inflow of $38.9 million from a net decrease in operating assets and liabilities. The third-party production prepayments decrease of $19.1 million is due to a full year amortization of these prepayments during 2024, decreasing the prepaid balance from $33.6 million as of December 30, 2023 to $14.5 million as of December 28, 2024. The accrued expenses and other current liabilities increase of $12.3 million is primarily due to increases in accrued supply chain costs and accrued marketing costs compared to the prior year. The inventory decrease of $6.9 million is primarily due decrease on hops inventory compared to the prior year to align with beer volumes.

Cash provided by operating activities for the year ended December 30, 2023 was $265.2 million and consisted of net income of $76.3 million, non-cash items of $124.0 million, and an inflow of $64.9 million from a net decrease in operating assets and liabilities. The inventory decrease of $31.5 million is due to improvements in supply chain process resulting in lower inventory levels and lower volumes. The third-party production prepayments decrease of $27.8 million is due to expensing of these prepayments over the respective contract terms. The accrued expenses and other current liabilities increase of $13.9 million is primarily due to increases in accrued incentive compensation compared to the prior year. The accounts receivable increase of $10.3 million is primarily due to timing of shipments in the month of December compared to the prior year.

The Company used $96.3 million in investing activities during the year ended December 28, 2024, as compared to $62.4 million during the year ended December 30, 2023. The increase in investing activity cash outflows is due to a $20.0 million note receivable issued and a $12.2 million increase in capital investments. For both periods, capital investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $239.3 million during the year ended December 28, 2024, as compared to $84.8 million during the year ended December 30, 2023. The $154.5 million increase in financing activity cash outflows in 2024 compared to 2023 is primarily due to higher repurchases of the Company's Class A common stock in the current year.

During fiscal year 2024, the Company repurchased and subsequently retired 803,281 shares of its Class A Common Stock for an aggregate purchase price of $238.9 million. As of December 28, 2024, the Company had repurchased a cumulative total of approximately 14.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.17 billion and had approximately $427.5 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 28, 2024 of $211.8 million and future operating cash flows, along with its $150.0 million credit facility agreement, will be sufficient to fund future cash requirements. Refer to Note K of the Notes to the Consolidated Financial Statements within Part II, Item 8 of this Form 10-K for further details of the terms of the credit facility agreement. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

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

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $21.9 million, $19.3 million, and $35.9 million in fiscal years 2024, 2023, and 2022 respectively.

Valuation of Property, Plant, and Equipment

The carrying value of property, plant, and equipment, net of accumulated depreciation, at December 28, 2024 was $616.2 million. For purposes of determining whether there are any impairment losses on brewery assets, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of brewery assets classified as property, plant, and equipment included in operating expenses was $7.2 million, $5.0 million and $2.6 million in fiscal years 2024, 2023, and 2022, respectively.

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

The Company’s annual goodwill impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the Company’s goodwill was substantially greater than the carrying value and accordingly there was no impairment to record during fiscal 2024. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. As of the annual impairment assessment date at the end of fiscal August, the Dogfish Head trademark was determined to have a indefinite useful life and was not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

Significant judgment is required to estimate the fair value of the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, and the after-tax royalty savings expected from ownership of the trademark. The assumptions and projections used in the estimate of fair value are consistent with recent trends and represent the projections used in Company’s current strategic operating plans which include reductions in revenues from the Dogfish Head beer products. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities and are, therefore, subject to change as a result of changing market conditions. Beginning in the fourth quarter of 2024, the Company changed the indefinite useful life of the Dogfish Head trademark asset and began amortizing the remaining $14.4 million balance over an estimated useful life of 10 years.

The Company performed a sensitivity analysis on its significant assumptions used in the Dogfish Head trademark fair value calculation as of September 28, 2024 and determined the following:

•
A decrease in the annual forecasted revenue growth rate of 1.0% would result in a 4.9% decrease to the fair value of $14.4 million as of September 28, 2024.
•
A decrease in the discount rate of 1.5% would result in a 8.3% increase to the fair value of $14.4 million as of September 28, 2024, and an increase in the discount rate of 1.5% would result in a 6.9% decrease to the fair value of $14.4 million as of September 28, 2024.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 28, 2024 and December 30, 2023, the Company had deferred revenue of $11.3 million and $8.9 million, respectively, related to product shipped prior to these dates for which the criteria to recognize revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys or offers credits for stale beer that is returned or destroyed by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 28, 2024, and December 30, 2023, the stale beer reserve was $6.1 million and $8.2 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $112.3 million, $106.4 million and $95.9 million in fiscal years 2024, 2023, and 2022, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2024, 2023, and 2022 were $61.0 million, $62.6 million and $54.8 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2024, 2023, and 2022 were $51.3 million, $43.8 million and $41.1 million, respectively. In fiscal years 2024, 2023, and 2022, the Company recorded certain of these costs in the total amount of $32.2 million, $31.4 million and $29.9 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $19.0 million, $17.0 million and $14.0 million in fiscal years 2024, 2023, and 2022, respectively.

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

The Beyond beer and Traditional beer categories within the United States are highly competitive due to large domestic and international brewers and the large number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company also increasingly competes with wine and spirits companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Beyond beer and Traditional beer categories. As the market continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its over 300 Distributors nationwide and the Company’s sales force of over 475 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the Beyond beer and Traditional beer categories.

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

The interest rate for borrowings under the Company’s credit facility is based on the applicable secured overnight financing rate ("SOFR") plus 1.1%, and therefore, subjects the Company to fluctuations in such rates. At December 28, 2024, the applicable SOFR was 4.5%. As of December 28, 2024, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency exchange rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $2.5 million as of December 28, 2024.

There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to an adverse change in the respective rates could vary substantially from the amounts calculated above.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Boston Beer Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Dogfish Head Trademark Intangible — Refer to Notes B, H, and N to the financial statements

Critical Audit Matter Description

The Company had an indefinite lived intangible asset consisting of the Dogfish Head Trademark (the “trademark”). The Company's evaluation of the trademark for impairment involves the comparison of the fair value to its carrying value. Management estimates the fair value of the trademark annually on its elected assessment date which is September 1st of each fiscal year, or more often if impairment indicators are present, using the relief-from-royalty method, which is a discounted cash flow method. The determination of fair value requires management to make significant estimates and assumptions related to forecasted revenues, including growth rates, the royalty rate, and the discount rate used to estimate the fair value of the trademark asset. Changes in these assumptions could have a significant impact on the fair value of the trademark and the amount of any impairment charge. As of December 28, 2024, the carrying value of the trademark was $14.4 million. During the year ended December 28, 2024, the Company recognized an impairment charge of $41.2 million related to the trademark, since its fair value was lower than its carrying value.

We identified the valuation of the trademark as a critical audit matter because of the significant judgments and assumptions management makes in estimating the fair value of the trademark. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future revenues as well as the selection of royalty rate and discount rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and the selection of the royalty rate and discount rate for the Dogfish Head Trademark included the following, among others:

•
We tested the effectiveness of controls over management’s trademark impairment evaluation, including those over the determination of the fair value of the trademark, such as controls related to management’s forecasts of future revenue, and the selection of the royalty rate and discount rate.

•
We evaluated management’s ability to accurately forecast revenues by comparing actual revenues to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing forecasted revenues to:
o
The Company’s business strategies and growth plans including consideration of the effects of new products;
o
Historical results and trends; and
o
Industry reports.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and management’s assumptions including the royalty rate and the discount rate by:
o
Testing the source information underlying the determination of the royalty rate, the discount rate, and the mathematical accuracy of the calculations.
o
Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2025

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

Revenue	$2,137,802	$2,133,292	$2,222,667
Less excise taxes	124,876	124,667	132,333
Net revenue	2,012,926	2,008,625	2,090,334
Cost of goods sold	1,119,194	1,156,256	1,228,348
Gross profit	893,732	852,369	861,986
Operating expenses:
Advertising, promotional, and selling expenses	552,033	555,998	578,400
General and administrative expenses	189,906	174,548	157,534
Impairment of intangible assets	42,584	16,426	27,100
Impairment of brewery assets	7,184	5,396	2,782
Contract settlement costs	26,052	—	5,379
Total operating expenses	817,759	752,368	771,195
Operating income	75,973	100,001	90,791
Other income, net:
Interest income, net	13,249	10,995	2,561
other	(1,620)	(1,408)	(1,916)
Total other income, net	11,629	9,587	645
Income before income tax provision	87,602	109,588	91,436
Income tax provision	27,907	33,338	24,173
Net income	$59,695	$76,250	$67,263
Net income per common share - basic	$5.07	$6.23	$5.46
Net income per common share - diluted	$5.06	$6.21	$5.44
Weighted-average number of common shares - basic	11,774	12,243	12,317
Weighted-average number of common shares - diluted	11,766	12,258	12,345
Net income	$59,695	$76,250	$67,263
Other comprehensive (loss) income:
Foreign currency translation adjustment	(715)	166	(269)
Defined benefit plans liability adjustment	76	(13)	253
Total other comprehensive (loss) income, net of tax	(639)	153	(16)
Comprehensive income	$59,056	$76,403	$67,247

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 28, 2024	December 30, 2023

Assets
Current Assets:
Cash and cash equivalents	$211,819	$298,491
Accounts receivable	61,423	66,997
Inventories	117,159	115,773
Prepaid expenses and other current assets	20,209	20,538
Income tax receivable	6,681	1,711
Total current assets	417,291	503,510
Property, plant, and equipment, net	616,242	642,509
Operating right-of-use assets	27,837	35,559
Goodwill	112,529	112,529
Intangible assets	16,446	59,644
Third-party production prepayments	14,473	33,581
Note receivable	16,738	—
Other assets	28,462	42,661
Total assets	$1,250,018	$1,429,993
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$87,276	$87,245
Accrued expenses and other current liabilities	138,618	126,930
Current operating lease liabilities	5,735	9,113
Total current liabilities	231,629	223,288
Deferred income taxes, net	65,803	85,721
Non-current operating lease liabilities	30,205	36,161
Other liabilities	6,194	6,894
Total liabilities	333,831	352,064
Commitments and Contingencies (See Note M)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 9,263,198 and 10,033,303 issued and outstanding as of December 28, 2024 and December 30, 2023, respectively	93	100
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at December 28, 2024 and December 30, 2023	21	21
Additional paid-in capital	676,454	656,297
Accumulated other comprehensive loss	(696)	(57)
Retained earnings	240,315	421,568
Total stockholders' equity	916,187	1,077,929
Total liabilities and stockholders' equity	$1,250,018	$1,429,993

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

(in thousands)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 25, 2021	10,184	$102	2,068	$21	$611,622	$(194)	$371,858	$983,409
Net income							67,263	67,263
Stock options exercised and restricted shares activities	54	—			3,905			3,905
Stock-based compensation expense					13,988			13,988
Defined benefit plans liability adjustment, net of tax of ($95)						253		253
Foreign currency translation adjustment						(269)		(269)
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net income							76,250	76,250
Repurchase and retirement of Class A Common Stock	(276)	(2)					(93,803)	(93,805)
Stock options exercised and restricted shares activities	71	—			9,811			9,811
Stock-based compensation expense					16,971			16,971
Defined benefit plans liability adjustment, net of tax of $1						(13)		(13)
Foreign currency translation adjustment						166		166
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							59,695	59,695
Repurchase and retirement of Class A Common Stock	(803)	(7)	—				(240,948)	(240,955)
Stock options exercised and restricted shares activities	33	0	—		1,203			1,203
Stock-based compensation expense					18,954			18,954
Defined benefit plans liability adjustment, net of tax of $1						76		76
Foreign currency translation adjustment						(715)		(715)
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows provided by operating activities:
Net income	$59,695	$76,250	$67,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,992	88,141	81,356
Impairment of intangible assets	42,584	16,426	27,100
Impairment of brewery assets	7,184	5,396	2,782
Change in right-of-use assets	7,722	7,678	7,972
Stock-based compensation expense	18,954	16,971	13,988
Deferred income taxes	(19,918)	(10,871)	9,097
Other non-cash (income) expense	(237)	224	89
Changes in operating assets and liabilities:
Accounts receivable	5,548	(10,340)	(2,042)
Inventories	6,907	31,500	131
Prepaid expenses, income tax receivable, and other current assets	(4,660)	13,979	38,652
Third-party production prepayments	19,108	27,758	26,955
Other assets	6,156	(5,849)	(14,031)
Accounts payable	2,602	2,763	(2,219)
Accrued expenses, other current liabilities, and other liabilities	12,320	13,884	(50,632)
Operating lease liabilities	(9,065)	(8,759)	(6,516)
Net cash provided by operating activities	248,892	265,151	199,945
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(76,277)	(64,087)	(90,582)
Proceeds from sale of property, plant, and equipment	23	1,709	2,076
Cash paid for note receivable	(20,000)	—	—
Net cash used in investing activities	(96,254)	(62,378)	(88,506)
Cash flows (used in) provided by financing activities:
Repurchases and retirement of Class A common stock	(238,614)	(92,877)	—
Proceeds from exercise of stock options and sale of investment shares	3,597	11,723	7,946
Net cash paid on finance leases and notes payable	(1,886)	(1,575)	(1,672)
Payment of tax withholding on stock-based payment awards and investment shares	(2,407)	(2,113)	(3,474)
Line of credit borrowings	—	—	30,000
Line of credit repayments	—	—	(30,000)
Net cash (used in) provided by financing activities	(239,310)	(84,842)	2,800
Change in cash and cash equivalents	(86,672)	117,931	114,239
Cash and cash equivalents at beginning of period	298,491	180,560	66,321
Cash and cash equivalents at end of period	$211,819	$298,491	$180,560
Supplemental disclosure of cash flow information:
Income tax (payments) refunds, net	$(52,028)	$(35,728)	$28,144
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$10,496	$10,483	$8,510
Operating cash outflows from finance leases	$222	$138	$71
Financing cash outflows from finance leases	$1,886	$1,575	$1,598
Right-of-use-assets obtained in exchange for operating lease obligations	$-	$(107)	$(827)
Right-of-use-assets obtained in exchange for finance lease obligations	$2,017	$2,825	$-
(Decrease) increase in accounts payable and accrued expenses for purchases of property, plant, and equipment	$(3,998)	$1,107	$1,045
Non-cash financing activity – increase in accrued excise taxes on share repurchases	$1,364	$929	$-
Non-cash investing activity - reduction in accrued expenses and notes receivable	$2,423	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2024

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trademarks “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.",“TeaPot Worldwide”, and “Sun Cruiser Beverage Co.".

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three-week period ending on the last Saturday in December. The 2024 and 2023 fiscal years consisted of fifty-two weeks, while the 2022 fiscal year consisted of fifty-three weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 28, 2024 and December 30, 2023 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for credit losses that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for credit losses as of December 28, 2024 and December 30, 2023 are adequate, but actual losses could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 28, 2024 and December 30, 2023, the Company’s cash and cash equivalents were primarily invested in a “Triple A” rated money market fund.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2024, 2023, and 2022, sales to foreign Distributors were approximately 5%, 4%, 4%, respectively of total sales. Receivables arising from the Company's sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 28, 2024 or December 30, 2023 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues in fiscal years 2024, 2023, or 2022.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 28, 2024 and December 30, 2023 consisted of cash equivalents, accounts receivable, and accounts payable. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

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

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $21.9 million, $19.3 million, and $35.9 million in fiscal years 2024, 2023, and 2022 respectively.

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

For purposes of determining whether there are any impairment losses on brewery assets, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment of brewery assets classified as property, plant, and equipment included in operating expenses was $7.2 million, $5.0 million and $2.6 million in fiscal years 2024, 2023, and 2022, respectively.

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

Segment Reporting

The Company consists of one operating segment that produces and sells alcohol beverages under various brands. All brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points, with similar profit margins, and through the same channels of distribution. See Note U for further discussion of the Company's segment reporting.

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

The Company’s annual goodwill impairment evaluation analysis conducted at the end of fiscal August indicated that the fair value of the Company’s goodwill was greater than the carrying value and accordingly there was no impairment to record as of the impairment evaluation analysis date. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit, of which the Company has one, is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the Company’s reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach which considers the Company’s market capitalization and enterprise value. If the estimated fair value of the Company’s reporting unit is less than the carrying value of its reporting unit, a goodwill impairment will be recognized. In estimating the fair value of the Company’s reporting unit, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, cost of capital, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in the latest operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to recognize an impairment loss for the Company’s goodwill which could have a material adverse impact on the Company’s financial statements.

The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives. As of the annual impairment assessment date at the end of fiscal August, the Dogfish Head trademark was determined to have an indefinite useful life and was not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, the trademark is evaluated for impairment by comparing the carrying value of the trademark to its estimated fair value. The estimated fair value of the trademark is calculated based on an income approach using the relief from royalty method. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value.

Significant judgment is required to estimate the fair value of the Dogfish Head trademark. Accordingly, the Company obtains the assistance of third-party valuation specialists as part of the impairment evaluation. In estimating the fair value of the trademark, management must make assumptions and projections regarding future cash flows based upon future revenues, the market-based royalty rate, the discount rate, and the after-tax royalty savings expected from ownership of the trademark. The assumptions and projections used in the estimate of fair value are consistent with recent trends and represent the projections used in the Company’s current strategic operating plans which include reductions in revenues from the Dogfish Head beer products. These assumptions reflect management’s estimates of future economic and competitive conditions and consider many factors including macroeconomic conditions, industry growth rates, and competitive activities and are, therefore, subject to change as a result of changing market conditions.

Refundable Deposits on Kegs and Pallets

The Company distributes its packaged flavored malt beverages, hard seltzers, beers, hard ciders and spirits based ready to drink beverages primarily in cans and glass bottles and its draft beer and hard ciders in kegs and such cans, bottles, and kegs are shipped on pallets to Distributors. Most kegs and pallets are owned by the Company. Kegs are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg, while pallets are expensed upon purchase. Upon shipment of beer to Distributors, the Company collects a refundable deposit on the kegs and certain pallets, which is included in current liabilities in the Company’s balance sheets. Upon return of the kegs and pallets to the Company, the deposit is refunded to the Distributor.

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third-party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 28, 2024, the Company increased its liability for refundable deposits, and decreased its gross property, plant, and equipment and related accumulated depreciation by $1.8 million, $2.3 million and $2.2 million, respectively. For the year ended December 30, 2023, the Company decreased its liability for refundable deposits and increased its gross property, plant, and equipment and related accumulated depreciation by $0.7 million, $2.2 million and $0.3 million. As of December 28, 2024, and December 30, 2023, the Company’s balance sheet includes $15.1 million and $13.3 million, respectively, in refundable deposits on kegs and pallets and $2.8 million and $0.7 million, respectively, in kegs, net of accumulated depreciation.

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

The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting has introduced rules to establish a global minimum tax rate of 15%, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The Company is currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which it operates. The Company meets the transitional safe harbor for the period ended December 28, 2024.

Revenue Recognition and Classification of Customer Programs and Incentives

During fiscal years 2024, 2023, and 2022 approximately 94%, 94%, and 95%, respectively, of the Company’s revenue was from shipments of its products to domestic Distributors and 5%, 4%, 4% from shipments to international Distributors, primarily located in Canada. Approximately 1%, 2%, and 1% of the Company’s revenue was from retail beer, cider, food and merchandise sales at the Company’s retail locations during fiscal years 2024, 2023, and 2022, respectively.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 28, 2024 and December 30, 2023, the Company had deferred revenue of $11.3 million and $8.9 million, respectively, related to product shipped prior to these dates for which the criteria to recognize revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys or offers credits for stale beer that is returned or destroyed by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 28, 2024, and December 30, 2023, the stale beer reserve was $6.1 million and $8.2 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Provision for stale beer recorded as reductions to revenue totaled $5.3 million, $18.8 million, and $19.6 million in fiscal years 2024, 2023, and 2022 respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $112.3 million, $106.4 million and $95.9 million in fiscal years 2024, 2023, and 2022, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2024, 2023, and 2022 were $61.0 million, $62.6 million and $54.8 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2024, 2023, and 2022 were $51.3 million, $43.8 million and $41.1 million, respectively. In fiscal years 2024, 2023, and 2022, the Company recorded certain of these costs in the total amount of $32.2 million, $31.4 million and $29.9 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $104.1 million, $114.7 million, and $165.5 million in fiscal years 2024, 2023, and 2022, respectively.

Advertising, Promotional, and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising and production costs, sales and brand related expenses, sales and brand salary and benefit expenses, stock compensation, meals, travel and entertainment expenses, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $240.9 million, $233.5 million, and $226.7 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2024, 2023, and 2022, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $19.0 million, $17.0 million and $14.0 million in fiscal years 2024, 2023, and 2022, respectively.

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

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 for the fiscal year ending December 28, 2024. See Note U for further discussion of the Company's segment reporting.

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

In November 2024, the FASB issued ASU 2024-03—Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (SubTopic 220-40): Disaggregation of Income Statement Expenses. This ASU was issued to address investor requests for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This ASU is effective for public entities for annual periods beginning after December 15, 2026. Early adoption is permitted. ASU 2024-03 will be effective for the Company in the first quarter of its fiscal year ending December 15, 2027. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

D. Inventories

Inventories consisted of the following as of:

	December 28, 2024	December 30, 2023
	(in thousands)
Current inventory:
Raw materials	$48,321	$55,116
Work in process	18,878	18,750
Finished goods	49,960	41,907
Total current inventory	117,159	115,773
Long term inventory	6,076	14,369
Total inventory	$123,235	$130,142

As of December 28, 2024 and December 30, 2023, the Company has recorded inventory obsolescence reserves of $16.3 million and $7.6 million, respectively. The increase in inventory obsolescence reserves was primarily driven by the reserves for slow moving inventory.

E. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 28, 2024	December 30, 2023
	(in thousands)
Prepaid insurance	$4,718	$3,394
Prepaid advertising, promotional and selling costs	4,678	3,324
Prepaid taxes	3,984	5,536
Prepaid software and consulting fees	3,907	3,627
Other	2,922	4,657
Total prepaid expenses and other current assets	$20,209	$20,538

F. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following as of:

	December 28, 2024	December 30, 2023
	(in thousands)
Machinery and plant equipment	$830,964	$777,185
Building and building improvements	256,829	247,384
Leasehold improvements	71,846	74,603
Kegs	58,384	58,492
Office equipment and furniture	44,409	40,723
Land	25,980	25,752
Assets under construction	46,637	66,700
Property, plant, and equipment, gross	1,335,049	1,290,839
Less accumulated depreciation	(718,807)	(648,330)
Property, plant, and equipment, net	$616,242	$642,509

The Company recorded depreciation expense related to these assets of $93.2 million, $87.9 million, and $81.1 million, in fiscal years 2024, 2023, and 2022, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During fiscal years 2024, 2023, and 2022, the Company recorded impairment charges on brewery equipment and other brewery related assets classified as property, plant, and equipment of $7.2 million, $5.0 million, and $2.6 million, respectively.

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

	Classification	Leases
		December 28, 2024	December 30, 2023
		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$27,837	$35,559
Finance lease assets	Property, plant, and equipment, net	2,818	2,680
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	5,735	9,113
Finance lease liabilities	Accrued expenses and other current liabilities	1,904	1,257
Non-current
Operating lease liabilities	Non-current operating lease liabilities	30,205	36,161
Finance lease liabilities	Other liabilities	936	1,451

The gross value and accumulated depreciation of ROU assets related to finance leases were as follows at:

	Finance Leases
	December 28, 2024	December 30, 2023
	(in thousands)
Gross value	$5,316	$6,134
Accumulated amortization	(2,498)	(3,454)
Carrying value	$2,818	$2,680

Components of lease cost for the fiscal year-ended are as follows at:

	Fiscal years ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Operating lease cost:
Amortization of right-of-use assets	$9,420	$8,339	$9,978
Variable lease costs not included in liability	561	606	702
Total operating lease cost	$9,981	$8,945	$10,680
Finance lease cost:
Amortization of right-of-use assets	$1,624	$1,568	$1,590
Interest on lease liabilities	222	138	71
Total finance lease cost	$1,846	$1,706	$1,661

Additionally, during 2024, 2023 and 2022, the Company recorded losses on disposals of right-of use assets of $0.2 million in 2024 and impairment charges of $0.4 million and $0.2 million in 2023 and 2022, respectively, included within other expenses, net within the Company's consolidated statements of comprehensive income.

Maturities of lease liabilities as of December 28, 2024 are as follows:

	Operating	Finance	Weighted- Average Remaining Term in Years
	Leases	Leases	Operating Leases	Finance Leases
	(in thousands)
2025	$6,885	$1,852
2026	6,670	1,132
2027	6,122	8
2028	6,039	—
2029	4,522	—
Thereafter	10,224	—
Total lease payments	40,462	2,992
Less imputed interest (based on 3.5% weighted-average discount rate)	(4,522)	(152)
Present value of lease liabilities	$35,940	$2,840	6.6	1.7

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

Intangible assets. The Company's annual impairment testing occurs as of September 1 each year. During fiscal 2024, the Company evaluated the continuing negative trends of the Dogfish Head brand, including declining sales resulting from increased competition and updated its long-term financial forecasts for the Dogfish Head brand. These updated forecasts for the brand included reductions in revenues from the continuing negative trends in the brands’ beer products and the overall slowing craft beer industry sector and flat revenue projections from the brands’ canned cocktail products. As a result of performing this assessment, the Dogfish Head trademark asset with a carrying value of $55.6 million was written down to its estimated fair value of $14.4 million, resulting in an impairment of $41.2 million which was recorded during the third quarter of 2024. As a result of the continued declining trends in the brand, the Company re-assessed the remaining useful life of the trademark asset and changed the remaining useful life from an indefinite life to a 10 year life at the end of the third quarter of 2024. Additionally, during the third quarter of 2024, an impairment of $1.4 million was recorded on other intangible assets. During fiscal 2023, an impairment of $15.8 million was recorded to reduce the carrying value of the Dogfish Head trademark asset from $71.4 million to $55.6 million.

The Company’s intangible assets were as follows as of:

		December 28, 2024			December 30, 2023
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(1,394)	$2,406	$3,800	$(1,140)	$2,660
Trademarks	10*	14,400	(360)	14,040	56,984	—	56,984
Total intangible assets		$18,200	$(1,754)	$16,446	$60,784	$(1,140)	$59,644

*During the 2024 annual intangible impairment testing the Company changed the remaining useful life of the Dogfish Head trademark intangible asset to 10 years.

Amortization expense was approximately $613,000 and $253,000 in fiscal 2024 and 2023, respectively. The Company expects to record amortization expense as follows over the subsequent years:

Fiscal Year	Amount (in thousands)
2025	$1,693
2026	1,693
2027	1,693
2028	1,693
2029	1,693
Thereafter	7,981
Total amortization to be recorded	$16,446

I. Third-Party Production Payments

During each of the years ended December 28, 2024 and December 30, 2023, the Company brewed, fermented, and packaged approximately 74%, of its domestic volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other brewing companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those brewing companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

The Company currently has brewing and packaging services agreements with subsidiaries of City Brewing Company, LLC (“City Brewing”). During 2024 and 2023, City Brewing supplied approximately 26% and 22%, respectively, of the Company’s annual domestic shipment volume. In accordance with the brewing and packaging services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements and the remaining net book value of these third-party production prepayments was $14.5 million at December 28, 2024. Currently, certain of these packaging and service agreements expire on December 31, 2025 and others on December 31, 2028. The Company has the contractual right to extend its agreements with City Brewing beyond the current termination dates on an annual basis through December 31, 2035.

These City Brewing agreements include a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met.

In January of 2024, the Company and City Brewing entered into a Loan and Security agreement at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be repaid to the Company subject to annual repayment limits. As of December 28, 2024, the balance of the note receivable was $16.7 million and the final maturity date is December 31, 2028.

In December of 2024, the Company announced an amendment and restatement in its entirety of an existing production agreement with a third-party supplier, Rauch North America Inc (‘Rauch’). This amendment adjusted the existing production agreement to better match the Company’s future capacity requirements and resulted in increased production flexibility and more favorable termination rights to the Company in exchange for a $26 million cash payment to Rauch which was paid on December 23, 2024. As a result of the payment, the Company recorded a pre-tax contract settlement expense of $26 million in the fourth quarter of 2024.

The amended and restated Rauch agreement includes quarterly minimum payments that total $4.1 million annually at zero volume and a termination fee of $5 million with 12 months written notice. The initial term of the agreement expires on December 31, 2031 with provisions to extend.

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2024 and 2023, the Company recorded $13.0 million and $9.5 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $30 million of shortfall fees in the future with $14 million forecasted to be expensed in 2025 and the remainder expected to be expensed primarily in 2026.

As of December 28, 2024, if volume for the remaining term of the production arrangements was zero, the total contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $37 million with $27 million due in 2025 and $10 million due in future years thereafter.

The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred.

J. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	December 28, 2024	December 30, 2023
	(in thousands)
Employee wages, benefits, and reimbursements	$47,992	$49,446
Advertising, promotional, and selling expenses	22,666	18,950
Accrued deposits	15,213	13,425
Accrued inventory and production related costs	14,657	9,775
Deferred revenue	11,302	8,895
Accrued taxes	7,444	6,757
Accrued returns	6,092	8,240
Other	13,252	11,442
Total accrued expenses and other current liabilities	$138,618	$126,930

K. Revolving Line of Credit

During 2022, the Company amended its $150.0 million credit facility agreement, which now has a term not scheduled to expire until December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. At December 28, 2024, the applicable SOFR was 4.5%. The Company incurs an annual commitment fee of 0.2% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation, and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 1,303.3 as of December 28, 2024, compared to a minimum allowable ratio of 2.0 and the Company’s total funded debt to EBITDA ratio was 0.0 as of December 28, 2024, compared to a maximum allowable ratio of 2.5. There were no borrowings, repayments, or interest payments during 2024 or 2023. During the year ended December 31, 2022, the Company borrowed and repaid $30.0 million on the credit facility and paid a total of approximately $18,000 in related interest. There were no borrowings outstanding under the credit facility as of December 28, 2024.

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

L. Income Taxes

Significant components of the income tax provision (benefit) for fiscal 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(in thousands)
Current:
Federal	$37,971	$36,556	$10,453
State	9,880	7,650	4,683
Total current	47,851	44,206	15,136
Deferred:
Federal	(17,175)	(10,816)	8,196
State	(2,769)	(52)	841
Total deferred	(19,944)	(10,868)	9,037
Total income tax provision	$27,907	$33,338	$24,173

The reconciliations to statutory rates for fiscal 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.5	4.8	4.1
Non-deductible compensation under Internal Revenue Code Section 162(m)	1.1	3.4	0.2
Non-deductible meals & entertainment	2.1	1.2	0.6
Change in valuation allowance	3.0	1.0	1.2
Deduction relating to excess stock-based compensation	0.6	0.1	(0.9)
Other	(1.4)	(1.1)	0.2
	31.9%	30.4%	26.4%

Significant components of the Company’s deferred tax assets and liabilities were as follows at:

	December 28, 2024	December 30, 2023
	(in thousands)
Deferred tax assets:
Lease liabilities	$9,669	$12,034
Stock-based compensation expense	9,415	8,062
Accrued expenses	3,714	4,146
Inventory reserves	8,282	4,689
Loss carryforwards and tax credit carryforwards	3,216	2,553
Capitalized research and development	3,598	2,954
Intangible assets amortization	433	—
Other	1,710	1,091
Total deferred tax assets	40,037	35,529
Valuation allowance	(8,203)	(5,808)
Total deferred tax assets, net of valuation allowance	31,834	29,721
Deferred tax liabilities:
Property, plant, and equipment	(84,081)	(90,372)
Right-of-use assets	(7,643)	(9,590)
Intangible assets amortization	—	(8,244)
Prepaid expenses	(5,913)	(7,236)
Total deferred tax liabilities	(97,637)	(115,442)
Net deferred tax liabilities	$(65,803)	$(85,721)

The Company’s policy is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $(0.2) million in fiscal year 2024, $0.1 million in fiscal year 2023, and $0 in fiscal years 2022. Accrued interest and penalties amounted to $0.1 million at December 28, 2024 and $0.2 million at December 30, 2023.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2024 and 2023 was as follows:

	2024	2023
	(in thousands)
Balance at beginning of period	$303	$243
Increases related to current period tax positions	33	69
Increases related to prior period tax positions	309	4
Decreases related to lapse of statute of limitations	(165)	(13)
Balance at end of period	$480	$303

Included in the balance of unrecognized tax benefits at December 28, 2024 and December 30, 2023 are potential net benefits of $0.5 million and $0.3 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

As of December 28, 2024, the Company’s 2021, 2022, and 2023 federal income tax returns remain subject to examination by the IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits. The Company is not currently under any income tax audits as of December 28, 2024.

As of December 28, 2024, the Company’s deferred tax assets include a valuation allowance of $8.2 million, compared to $5.8 million at December 30, 2023. The valuation allowance as of December 28, 2024 and December 30, 2023 was primarily related to stock-based compensation expected by management to be non-deductible under Internal Revenue Code, Section 162(m), as well as jurisdictional losses not expected to be utilized before expiring. The net increase in total valuation allowance was $2.4 million from December 30, 2023 to December 28, 2024, compared to a net increase of $1.2 million from December 31, 2022 to December 30, 2023 and a net increase of $1.3 million from December 25, 2021 to December 31, 2022.

M. Commitments and Contingencies

Contractual Obligations

As of December 28, 2024, projected cash outflows under non-cancellable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Fiscal Year
	Total	2025	2026	2027	Thereafter
	(in thousands)
Brand support	$68,602	$63,618	$4,559	$425	$-
Ingredients and packaging (excluding hops and malt)	56,044	56,044	—	—	—
Hops and malt	38,264	33,080	2,005	1,462	1,717
Equipment and machinery	34,240	31,665	1,934	641	—
Other	27,927	18,415	6,273	3,170	69
Total contractual obligations	$225,077	$202,822	$14,771	$5,698	$1,786

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

Currently, the Company has entered into contracts for barley, wheat and malt used in the Company’s products with four major suppliers. The contracts cover the Company’s barley, wheat, and malt requirements for 2025 and extend through crop year 2026. These purchase commitments outstanding at December 28, 2024 totaled $28.0 million.

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2029 and specify both the quantities and prices, denominated in U.S. Dollar, Euros, New Zealand Dollars and British Pounds, to which the Company is committed. Hops purchase commitments outstanding at December 28, 2024 totaled $10.3 million, based on the exchange rates on that date.

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. The Court set a fact discovery deadline of November 25, 2024 with some discovery motions still pending. Expert discovery has begun and the Court has set an expert discovery deadline of April 18, 2025. The Court has not set a date for summary judgment filings or trial. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously.

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

At December 28, 2024 and December 30, 2023, the Company had funds invested in a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 28, 2024 and December 30, 2023, the Company’s cash and cash equivalents balance was $211.8 million and $298.5 million, respectively, including money market funds amounting to $203.1 million and $291.5 million, respectively.

Non-Recurring Fair Value Measurement

The fair value as of the issuance date of the Company's note receivable as discussed further in Note I is classified within Level 2 of the fair value hierarchy as the fair value was partially derived from publicly quoted inputs of market interest rates for a loan of similar terms, provisions, and maturity.

The fair value of the Company's Dogfish Head trademark intangible assets as of the 2024 impairment assessment date is classified within Level 3 of the fair value hierarchy because there are no observable inputs of market activity. When performing a quantitative assessment for impairment of the trademark asset, the Company measures the amount of impairment by calculating the amount by which the carrying value of the trademark asset exceeds its estimated fair value. The estimated fair value is determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trademark asset. The cash flow projections the Company uses to estimate the fair value of its Dogfish Head trademark intangible asset involves several assumptions, including (i) projected revenue growth, (ii) an estimated royalty rate, (iii) after-tax royalty savings expected from ownership of the trademark and (iv) a discount rate used to derive the estimated fair value of the trademark asset.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over three to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal years 2024, 2023, and 2022, the Company granted options to purchase 21,205 shares, 58,054 shares, and 17,114 shares, respectively, of its Class A Common Stock to employees at market value on the grant dates. All of the 2024 stock option grants were service-based awards and none contain any performance conditions.

During fiscal years 2024, 2023, and 2022, the Company granted 74,262 shares, 53,884 shares, and 32,744 shares, respectively, of restricted stock units to certain senior managers and key employees. 39,308 of the 2024 restricted stock unit grants were service-based while 34,954 were performance-based.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal years 2024, 2023, and 2022, employees elected to purchase an aggregate of 12,007 investment shares, 10,594 investment shares, and 10,845 investment shares, respectively.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.8 million shares were available for grant as of December 28, 2024. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Plan

The Company has a stock option and restricted stock unit plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted a combination of options to purchase shares of the Company’s Class A Common Stock and restricted stock units upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. Restricted stock units granted to non-employee directors vest over a 1-year service period, During fiscal years 2024, 2023, and 2022 the Company granted options to purchase an aggregate of 4,430 shares, 2,941 shares, and 3,810 shares of the Company’s Class A Common Stock to non-employee directors, respectively. During fiscal year 2024 and 2023 1,997 and 1,442 respectively, of restricted stock units were granted to non-employee directors. No restricted stock units were granted to non-employee directors during fiscal years 2022.

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 28, 2024. Shares under any cancelled non-employee directors’ restricted stock units or stock options or options that expire unexercised are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2023	207,810	$361.53
Granted	25,635	299.57
Exercised	(8,164)	203.68
Cancelled/Forfeited	(15,487)	383.46
Expired	-	-
Outstanding at December 28, 2024	209,794	$358.48	4.93	$5,913
Exercisable at December 28, 2024	126,930	$328.56	3.91	$5,611
Vested and expected to vest at December 28, 2024	200,272	$360.37	4.77	$5,865

Of the total options outstanding at December 28, 2024, 6,348 shares were performance-based options for which the performance criteria had yet to be achieved.

Weighted average assumptions used to estimate fair values of stock options on the date of grants for fiscal 2024, 2023, and 2022 was as follows:

	2024	2023	2022
Expected volatility	40.0%	39.7%	38.0%
Risk-free interest rate	4.23%	3.96%	2.11%
Expected dividends	0%	0%	0%
Exercise factor	2.1 times	2.3 times	3.0 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

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

Options to purchase 40,468 shares vested during fiscal year 2024. The total fair value of options vested during fiscal years 2024 was $6.5 million. The aggregate intrinsic value of stock options exercised during fiscal years 2024, 2023, and 2022 was $0.7 million, $6.6 million, and $6.9 million, respectively.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 30, 2023	114,797	$373.56
Granted	88,266	290.71
Vested	(32,823)	381.95
Forfeited	(5,689)	331.93
Non-vested at December 28, 2024	164,551	$328.88

The fair value of restricted stock awards is based on the Company’s traded stock price on the date of the grants. Fair value of investment shares is calculated using the trinomial option-pricing model.

32,823 shares vested in 2024 with a weighted average fair value of $381.95, 27,640 shares vested in 2023 with a weighted average fair value of $341.57, and 32,476 shares vested in 2022 with a weighted average fair value of $292.27.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2024	2023	2022
	(in thousands)
Amounts included in general and administrative expenses	$11,835	$10,370	$8,804
Amounts included in advertising, promotional, and selling expenses	7,119	6,601	5,184
Total stock-based compensation expense	$18,954	$16,971	$13,988
Amounts related to performance-based stock awards included in total stock-based compensation expense	$2,720	$2,518	$1,198

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met.

The Company recognizes compensation expense, less estimated forfeitures. For Equity Plan awards during fiscal year 2024, the estimated forfeiture rate was 16.0% for stock options and 13.0% for restricted stock units and investment shares. For Equity Plan awards during fiscal year 2023, the estimated forfeiture rate was 20.0% for stock options and 12.0% for restricted stock units and investment shares. For Equity Plan awards during fiscal year 2022, the estimated forfeiture rate was 19.0% for all types of awards. The estimated forfeiture rates used are based upon historical experience with the various award types and the Company annually reviews these rates to ensure proper projection of future forfeitures.

Based on equity awards outstanding as of December 28, 2024, there is $54.1 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 2.1 years.

Stock Repurchase Program

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On October 2, 2024, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $400.0 million, increasing the limit from $1.2 billion to $1.6 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. Share repurchases under this program for the periods included herein were effected through open market transactions

During fiscal year 2024, the Company repurchased and subsequently retired 803,281 shares of its Class A Common Stock for an aggregate purchase price of $238.9 million. As of December 28, 2024, the Company had repurchased a cumulative total of approximately 14.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.17 billion and had approximately $427.5 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

P. Employee Retirement Plans and Post-Retirement Medical Benefits

The Company’s workforce comprises mostly of non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, or Angry Orchard Cider Company, LLC. As of December 28, 2024, the Company had three unions at its Cincinnati Brewery: Local 1, Local 20, and Teamsters Local Union. No. 1199 (“Local Union 1199”). The Company has different retirement and post-retirement plans available to each group of employees. The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”) covers most non-union employees and all members of Local 1 and Local Union 1199. The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) covers members of Local 20. The Company additionally provides a supplement to eligible retirees from Local 1, Local 20, and Local Union 1199 to assist with the cost of Medicare gap coverage after their retirement on account of age or permanent disability (collectively, the “Retiree Medical Plan”). The Company previously offered a pension plan (the “Local 1199 Pension Plan”) to members of Local Union 1199 until the plan was terminated effective January 1, 2020.

Boston Beer 401(k) Plan

The Boston Beer 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution plan. Most non-union employees and all members of the Local 1 and Local 1199 unions are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 5% of compensation is taken into account in determining the amount of the match. In January 2020, the Company amended the Boston Beer 401(k) Plan to update the Company match as follows: 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the next 2% of the eligible compensation participants contribute. Beginning April 1, 2023, for Local 1 union members specifically, the Company match is 100% of the first 5% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $9.7 million, $8.8 million, and $7.6 million in fiscal years 2024, 2023, and 2022, respectively.

SACB 401(k) Plan

The “SACB 401(k) Plan”, which was established by the Company in 1997, is a Company-sponsored defined contribution plan. It is available to all members of Local 20 upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal years 2024, 2023, and 2022 were insignificant.

Retiree Medical Plan

To qualify for this benefit, an eligible employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery as a part of one of its three unions, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement, and, in the case of retirees from Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.69% at December 28, 2024 and 5.03% at December 30, 2023 and a health care cost increase based on the Cincinnati Consumer Price Index of 3.0% and 2.5% for the years 2024 and 2023, respectively. The effect of a 1% increase and the effect of a 1% decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Retiree Medical Plan is as follows at:

	December 28, 2024	December 30, 2023

Benefit obligation at end of period	$798	$828
Unfunded Status	$798	$828

Q. Net Income per Share

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 28,	December 30,	December 31,
	2024	2023	2022
	(in thousands, except per share data)
Net Income	$59,695	$76,250	$67,263
Allocation of net income for basic:
Class A Common Stock	$49,070	$63,216	$55,812
Class B Common Stock	10,485	12,880	11,293
Unvested participating shares	140	154	158
	$59,695	$76,250	$67,263
Weighted average number of shares for basic:
Class A Common Stock	9,678	10,150	10,221
Class B Common Stock	2,068	2,068	2,068
Unvested participating shares	28	25	28
	11,774	12,243	12,317
Net income per share for basic:
Class A Common Stock	$5.07	$6.23	$5.46
Class B Common Stock	$5.07	$6.23	$5.46

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock:

	Fiscal year ended December 28, 2024
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$49,070	9,678	$5.07
Add: effect of dilutive potential common shares
Share-based awards	—	20
Class B Common Stock	10,485	2,068
Net effect of unvested participating shares	—	—
Net income per common share - diluted	$59,555	$11,766	$5.06

	Fiscal year ended December 30, 2023
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$63,216	10,150	$6.23
Add: effect of dilutive potential common shares
Share-based awards	—	40
Class B Common Stock	12,880	2,068
Net effect of unvested participating shares	—	—
Net income per common share - diluted	$76,096	12,258	$6.21

	Fiscal year ended December 31, 2022
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$55,812	10,221	$5.46
Add: effect of dilutive potential common shares
Share-based awards	—	56
Class B Common Stock	11,293	2,068
Net effect of unvested participating shares	1	—
Net income per common share - diluted	$67,106	12,345	$5.44

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $5.07, $6.23, and $5.46 for the fiscal years 2024, 2023, and 2022, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase approximately 142,000, 52,000, and 17,000 shares of Class A Common Stock were outstanding during fiscal years 2024, 2023, and 2022, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, approximately 52,000, 54,000, and 1,000 performance awards were outstanding during fiscal years 2024, 2023, and 2022, respectively, but not included in computing dilutive income per share because the performance criteria of these stock awards were not met at the respective fiscal year ends.

R. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative currency translation adjustments and amounts of unrecognized actuarial gains or losses related to the Company sponsored post-retirement medical plan, net of tax effect. Changes in accumulated other comprehensive loss represent currency translation adjustments due to exchange rate fluctuations in the period and actuarial losses or gains, net of tax effect, recognized as components of net periodic benefit costs. The components of the accumulated other comprehensive loss was as follows as of:

	December 28,	December 30,
	2024	2023
	(in thousands)
Cumulative currency translation adjustments	$(856)	$(141)
Deferred benefit costs, net of tax	160	84
Total accumulated other comprehensive loss	$(696)	$(57)

S. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Credit Losses	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2024	$427	$26	$(406)	$47
2023	$418	$15	$(6)	$427
2022	$353	$326	$(261)	$418

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2024	$7,953	$61,037	$(60,843)	$8,147
2023	$8,179	$62,620	$(62,846)	$7,953
2022	$11,221	$54,825	$(57,867)	$8,179

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2024	$7,640	$21,916	$(13,241)	$16,315
2023	$21,976	$19,328	$(33,664)	$7,640
2022	$43,055	$35,867	$(56,946)	$21,976

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2024	$8,240	$5,311	$(7,459)	$6,092
2023	$5,580	$18,772	$(16,112)	$8,240
2022	$6,045	$19,589	$(20,054)	$5,580

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

During fiscal 2023 and the first half of 2024, distribution was primarily managed through the Pepsi distribution network per terms of the original agreements. Pursuant to these terms, the Company made payments to Pepsi for proprietary ingredients, freight costs to ship the product to Pepsi, and certain marketing services. The costs of the proprietary ingredients above fair market value are recorded within net revenue at the time revenue is recognized for the flavored malt beverages sold to Pepsi and were $0.2 and $2.0 million during fiscal 2024 and 2023, respectively. Freight costs and marketing costs are recorded in advertising, promotional, and selling expenses. The excess costs over fair market value of proprietary ingredients on hand at the end of the period are classified within prepaid expenses and other current assets. The excess over fair market value for inventory on hand was zero and $0.1 million as of December 28, 2024 and December 30, 2023, respectively. During fiscal 2024 and 2023, total net revenue recognized under these agreements amounted to approximately less than 1% and 2%, respectively, of the Company's total net revenues.

On February 24, 2024, the Company and Pepsi amended the terms of these agreements, most notably to change distribution from the Pepsi Distribution network to the Company’s distribution network. The transition of distributor networks began in May of 2024 and is extending into 2025. Under the agreements, the Company is responsible for developing, manufacturing, and marketing a flavored malt beverage product under Pepsi’s MTN DEW® brand. Pepsi provides certain proprietary ingredients and also licenses the Company the use of its HARD MTN DEW® trademark in connection with manufacturing, promoting, marketing, and distributing the developed product.

U. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment and one reportable segment that produces and sells alcohol beverages under various brands. All brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points, with similar profit margins, and through the same channels of distribution. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below summarizes the Company’s measures of segment net income that the CODM considered in determining how to allocate resources and assess segment performance for the years ended December 28, 2024, December 30, 2023, and December 31, 2022:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

Net revenue	$2,012,926	$2,008,625	$2,090,334
Less:
Cost of goods sold	1,119,194	1,156,256	1,228,348
Salaries and benefits expenses	254,589	238,363	219,491
Advertising, promotional, and selling expenses (excluding salaries and benefits)	402,221	410,710	447,085
General and administrative expenses (excluding salaries and benefits)	85,129	81,473	69,358
Impairment of intangible assets	42,584	16,426	27,100
Impairment of brewery assets	7,184	5,396	2,782
Contract settlement costs	26,052	—	5,379
Interest income, net	(13,249)	(10,995)	(2,561)
Other expense, net	1,620	1,408	1,916
Income tax provision	27,907	33,338	24,173
Segment net income	$59,695	$76,250	$67,263

V. Related Party Transactions

The Company has entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized was approximately $366,000, in fiscal 2024, 2023, and 2022, respectively. Other related party expenses and transactions totaled less than $0.1 million for fiscal 2024, 2023, and 2022.

W. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 28, 2024, through the issuance of these financial statements and concluded that there were no events of which management was aware that occurred that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 28, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of The Boston Beer Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2025

Item 9B. Other Information

Insider Trading Agreements

No trading plans were adopted or terminated during the thirteen weeks ended December 28, 2024 by an executive that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b501(c) trading agreement.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting to be held on May 14, 2025.

Item 11. Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting to be held on May 14, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting to be held on May 14, 2025.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

As of December 28, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	209,794	$358.48	—
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	209,794	$358.48	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting to be held on May 14, 2025.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting to be held on May 14, 2025.

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

**10.8	Offer Letter to David A. Burwick, Chief Executive Officer and President, dated January 23, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2018).

**10.9	Employment Agreement of Samuel A. Calagione III, dated July 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on July 25, 2019)

10.11	Registration Rights Agreement with the Former Dogfish Head Stockholders, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on July 25, 2019).

**10.12	Indemnification Agreement with the Dogfish Head Founders, dated July 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on July 25, 2019).

10.13

Third Amended and Restated Credit Agreement by and among The Boston Beer Company, Inc., Boston Beer Corporation, American Craft Brewery LLC, and Bank of America, N.A., dated December 16, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2022).

10.14	Offer Letter to Lesya Lysyj, Chief Marketing Officer, dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company's 10-Q filed on July 25, 2019).

10.15	Offer Letter to Carolyn O'Boyle, Chief People Officer, dated February 7, 2020 (incorporated by reference to Exhibit 10.6 to the Company's 10-Q filed on July 27, 2020).

10.16	Offer Letter to Diego Reynoso, Chief Financial Officer, dated July 21, 2023 (incorporated by reference to exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 24, 2023)

10.17	Offer Letter to Michael Spillane, Chief Executive Officer dated February 23, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 24, 2024.)

*10.18	Offer Letter to Michael Crowley, Chief Sales Officer, dated August 15, 2023

*19.1	Insider Trading Policy of The Boston Beer Company, Inc., adopted on March 1, 2015 and amended on February 9, 2023.

*21.1	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 28, 2024.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	The Boston Beer Company, Inc. Clawback Policy amended effective as of October 2, 2023.

*101.INS	XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.LAB	Inline XBRL Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*101DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

* Filed with this report.

+ Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2025.

THE BOSTON BEER COMPANY, INC.

/s/ Michael Spillane
Michael Spillane
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Michael Spillane Michael Spillane	President, Chief Executive Officer (principal executive officer) and Director	February 25, 2025

/s/ Diego Reynoso Diego Reynoso	Chief Financial Officer (principal financial officer)	February 25, 2025

/s/ Matthew D. Murphy Matthew D. Murphy	VP Finance and Chief Accounting Officer (principal accounting officer)	February 25, 2025

/s/ Samuel A. Calagione III Samuel A. Calagione III	Brewer and Director	February 25, 2025

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director	February 25, 2025

/s/ Meghan V. Joyce Meghan V. Joyce	Director	February 25, 2025

/s/ C. James Koch C. James Koch	Chairman and Director	February 25, 2025

/s/ Julio N. Nemeth Julio N. Nemeth	Director	February 25, 2025
/s/ Joseph H. Jordan Joseph H. Jordan	Director	February 25, 2025
/s/ Christopher I. Stone Christopher I. Stone	Director	February 25, 2025

/s/ Cynthia L. Swanson Cynthia L. Swanson	Director	February 25, 2025

/s/ Jean-Michel Valette Jean-Michel Valette	Director	February 25, 2025