Form 10-Q
period 2025-03-29
BOSTON BEER CO INC
filed 2025-04-24
CIK 949870

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 18, 2025:

Class A Common Stock, $.01 par value	9,078,006
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

Table of Content

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March 29, 2025

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 29, 2025	December 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$152,454	$211,819
Accounts receivable	87,705	61,423
Inventories	145,256	117,159
Prepaid expenses and other current assets	28,834	20,209
Income tax receivable	99	6,681
Total current assets	414,348	417,291
Property, plant, and equipment, net	603,581	616,242
Operating right-of-use assets	38,998	27,837
Goodwill	112,529	112,529
Intangible assets, net	16,023	16,446
Third-party production prepayments	11,898	14,473
Note receivable	16,753	16,738
Other assets	26,094	28,462
Total assets	$1,240,224	$1,250,018
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$110,088	$87,276
Accrued expenses and other current liabilities	118,989	138,618
Current operating lease liabilities	12,120	5,735
Total current liabilities	241,197	231,629
Deferred income taxes, net	63,216	65,803
Non-current operating lease liabilities	34,730	30,205
Other liabilities	4,071	6,194
Total liabilities	343,214	333,831
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 9,093,500 and 9,263,198 issued and outstanding as of March 29, 2025 and December 28, 2024 respectively	91	93
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at March 29, 2025 and December 28, 2024	21	21
Additional paid-in capital	682,334	676,454
Accumulated other comprehensive loss	(547)	(696)
Retained earnings	215,111	240,315
Total stockholders' equity	897,010	916,187
Total liabilities and stockholders' equity	$1,240,224	$1,250,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 29, 2025	March 30, 2024
Revenue	$481,357	$452,208
Less excise taxes	27,490	26,156
Net revenue	453,867	426,052
Cost of goods sold	234,604	239,704
Gross profit	219,263	186,348
Operating expenses:
Advertising, promotional, and selling expenses	137,535	120,275
General and administrative expenses	47,952	50,384
Impairment of brewery assets	—	335
Total operating expenses	185,487	170,994
Operating income	33,776	15,354
Other income, net:
Interest income, net	2,331	3,493
Other expense, net	(264)	(38)
Total other income, net	2,067	3,455
Income before income tax provision	35,843	18,809
Income tax provision	11,431	6,212
Net income	$24,412	$12,597
Net income per common share – basic	$2.16	$1.05
Net income per common share – diluted	$2.16	$1.04
Weighted-average number of common shares – basic	11,277	12,054
Weighted-average number of common shares – diluted	11,259	12,055
Net income	$24,412	$12,597
Other comprehensive income (loss):
Foreign currency translation adjustment	149	(162)
Total other comprehensive income (loss)	149	(162)
Comprehensive income	$24,561	$12,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 29, 2025	March 30, 2024
Cash flows provided by (used in) operating activities:
Net income	$24,412	$12,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,814	23,404
Impairment of brewery assets	—	335
Gain on sale of property, plant, and equipment	(42)	(23)
Change in right-of-use assets	(11,161)	1,915
Stock-based compensation expense	5,870	7,127
Deferred income taxes	(2,587)	(11)
Other non-cash expense	120	99
Changes in operating assets and liabilities:
Accounts receivable	(26,402)	(6,304)
Inventories	(26,827)	(29,342)
Prepaid expenses, income tax receivable, and other current assets	(1,848)	(5,503)
Third-party production prepayments	2,575	2,919
Other assets	888	1,262
Accounts payable	23,004	11,352
Accrued expenses, income taxes payable and other liabilities	(19,788)	(22,356)
Operating lease liabilities	10,911	(2,355)
Net cash provided by (used in) operating activities	1,939	(4,884)
Cash flows used in investing activities:
Cash paid for note receivable	—	(20,000)
Purchases of property, plant, and equipment	(9,921)	(15,737)
Proceeds from disposal of property, plant, and equipment	42	23
Net cash used in investing activities	(9,879)	(35,714)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(49,394)	(49,967)
Proceeds from exercise of stock options and sale of investment shares	446	479
Cash paid on finance leases	(420)	(557)
Payment of tax withholding on stock-based payment awards and investment shares	(2,057)	(2,404)
Net cash used in financing activities	(51,425)	(52,449)
Change in cash and cash equivalents	(59,365)	(93,047)
Cash and cash equivalents at beginning of period	211,819	298,491
Cash and cash equivalents at end of period	$152,454	$205,444
Supplemental disclosure of cash flow information:
Income tax refund, net	$17	$21
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$3,200	$2,737
Operating cash outflows from finance leases	$39	$286
Financing cash outflows from finance leases	$420	$337
Right-of-use assets obtained in exchange for operating lease obligations	$13,630	$-
Right-of-use-assets obtained in exchange for finance lease obligations	$-	$2,017
Increase (decrease) in accounts payable and accrued expenses for purchases of property, plant, and equipment	$191	$(1,456)
Increase in accrued expenses for non-cash financing activity – accrued excise taxes on share repurchases	$395	$314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen weeks ended March 29, 2025 and March 30, 2024

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187
Net income							24,412	24,412
Stock options exercised and restricted shares activities	32	0			10			10
Stock-based compensation expense					5,870			5,870
Repurchase and retirement of Class A Common Stock	(202)	(2)					(49,616)	(49,618)
Foreign currency translation adjustment						149		149
Balance at March 29, 2025	9,093	$91	2,068	$21	$682,334	$(547)	$215,111	$897,010

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							12,597	12,597
Stock options exercised and restricted shares activities	24	0			(482)			(482)
Stock-based compensation expense					7,127			7,127
Repurchase and retirement of Class A Common Stock	(148)	(1)					(50,280)	(50,281)
Foreign currency translation adjustment						(162)		(162)
Balance at March 30, 2024	9,909	$99	2,068	$21	$662,942	$(219)	$383,885	$1,046,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the tradenames “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", and "Sun Cruiser Beverage Co.".

The accompanying unaudited condensed consolidated balance sheet as of March 29, 2025, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 29, 2025 and March 30, 2024, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 29, 2025 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 29, 2025 and March 30, 2024, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This ASU is effective for public entities for annual periods beginning after December 15, 2024. ASU 2023-09 will be effective for the Company for its fiscal year ending December 27, 2025. The Company is currently evaluating the impact the adoption of this ASU will have on its year-end consolidated financial statement disclosures.

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

C. Revenue Recognition

During the thirteen weeks ended March 29, 2025 and March 30, 2024, approximately 94% of the Company’s revenue was from shipments of its products to domestic distributors. Shipments to international distributors, primarily located in Canada, made up approximately 5% of the Company's revenue for the thirteen weeks ended March 29, 2025 and March 30, 2024. Approximately 1% of the Company's revenue was from beer, cider, and merchandise sales at the Company’s retail locations during the thirteen weeks ended March 29, 2025 and March 28, 2024, respectively.

Table of Content

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 29, 2025 and December 28, 2024, the Company has deferred $17.6 million and $11.3 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $12.3 million and $10.3 million for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to revenue or as advertising, promotional and selling expenses for the thirteen weeks ended March 29, 2025 and March 30, 2024 were $12.9 million and $9.4 million, respectively. For the thirteen weeks ended March 29, 2025 and March 30, 2024, the Company recorded certain of these costs in the total amounts of $8.8 million and $5.7 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

D. Inventories

Inventories consist of raw materials, work in process and finished goods which are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. Raw materials principally consist of hops, packaging, flavorings, fruit juices, and other brewing materials. The Company’s goal is to maintain on hand a supply of at least one year for essential hop varieties, in order to limit the risk of an unexpected reduction in supply. Inventories are generally classified as current assets. The Company classifies hops inventory in excess of two years of forecasted usage in other long-term assets. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Current inventory:
Raw materials	$56,847	$48,321
Work in process	21,160	18,878
Finished goods	67,249	49,960
Total current inventory	145,256	117,159
Long term inventory	4,806	6,076
Total inventory	$150,062	$123,235

As of March 29, 2025 and December 28, 2024, the Company has recorded inventory obsolescence reserves of $14.1 million and $16.3 million, respectively.

Table of Content

E. Goodwill and Intangible Assets

Goodwill. No impairment of goodwill was recorded in any period.

Intangible assets. The Company’s intangible assets as of March 29, 2025 and December 28, 2024 were as follows:

		As of March 29, 2025			As of December 28, 2024
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(1,457)	$2,343	$3,800	$(1,394)	$2,406
Trademarks	10	14,400	(720)	13,680	14,400	(360)	14,040
Total intangible assets, net		$18,200	$(2,177)	$16,023	$18,200	$(1,754)	$16,446

Amortization expense in the thirteen weeks ended March 29, 2025 was approximately $0.4 million. The Company expects to record future amortization expense as follows:

Fiscal Year	Amount (in thousands)
2025	1,270
2026	1,693
2027	1,693
2028	1,693
2029	1,693
2030	1,693
Thereafter	6,288
Total amortization expense	$16,023

F. Third-Party Production Payments

During the thirteen weeks ended March 29, 2025 and March 30, 2024, the Company brewed, fermented, distilled, and packaged approximately 85% and 83%, respectively, of its domestic volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other beverage companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

The Company currently has brewing and packaging services agreements with subsidiaries of City Brewing Company, LLC (“City Brewing”). During the thirteen weeks ended March 29, 2025 and March 30, 2024, City Brewing supplied approximately 15% and 17%, respectively, of the Company’s domestic shipment volume. In accordance with the brewing and packaging services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements. Currently, certain of these production services agreements expire on December 31, 2025 and others on December 31, 2028. The Company has the contractual right to extend its agreements with City Brewing beyond the current termination dates on an annual basis through December 31, 2035. During the thirteen weeks ended March 29, 2025 and March 30, 2024, third-party production prepayment expense was $2.6 million and $4.2 million, respectively. The remaining net book value of these third-party production prepayments is $11.9 million as of March 29, 2025 of which $7.7 million is expected to be expensed to cost of goods sold during the remainder of 2025, with the balance expected to be expensed thereafter.

These City Brewing agreements include a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met.

In January of 2024, the Company and City Brewing entered into a Loan and Security agreement at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be repaid to the Company subject to annual repayment limits. As of March 29, 2025, the balance of the note receivable was $16.8 million and the final maturity date is December 31, 2028.

Table of Content

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks ended March 29, 2025 and March 30, 2024, the Company recorded $0.8 million and $1.0 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $36 million of shortfall fees in the future with $16 million forecasted to be expensed in the remainder of 2025 and $20 million expected to be expensed in future years thereafter, primarily in 2026.

As of March 29, 2025, if volume for the remaining term of the production arrangements was zero, the total contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $38 million with $26 million due in the remainder of 2025 and $12 million due in future years thereafter.

The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred.

G. Note Receivable

The Company and City Brewing entered into a Loan and Security agreement on January 2, 2024 at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be credited to the Company through reductions of shortfall fees, subject to annual repayment limits and through other payments or credits, should owed shortfall fees be lower than these annual repayment limits. The annual repayment limits are $7.5 million in 2025 and $10.0 million in 2026 and thereafter. The final maturity date of the loan is December 31, 2028.

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $0.8 million as of March 29, 2025. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

As of March 29, 2025, the Company had $16.8 million fair value remaining on the note receivable.

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

Table of Content

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

Included in the computation of net income per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest. At its discretion, the Board of Directors grants stock options and restricted stock units to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. The restricted stock units generally vest over four years in equal number of shares. Each restricted stock unit represents an unfunded and unsecured right to receive one share of Class A Stock upon satisfaction of the vesting criteria. The unvested shares participate equally in dividends, if declared, and are forfeitable. The Company also grants stock options and restricted stock units to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years. The restricted stock units granted to non-employee directors vest immediately upon grant.

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended
	March 29, 2025	March 30, 2024
	(in thousands, except per share data)
Net income	$24,412	$12,597
Allocation of net income for basic:
Class A Common Stock	$19,873	$10,409
Class B Common Stock	4,477	2,162
Unvested participating shares	62	26
	$24,412	$12,597
Weighted average number of shares for basic:
Class A Common Stock	9,180	9,960
Class B Common Stock	2,068	2,068
Unvested participating shares	29	26
	11,277	12,054
Net income per share for basic:
Class A Common Stock	$2.16	$1.05
Class B Common Stock	$2.16	$1.05

Table of Content

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen weeks ended March 29, 2025 and for the thirteen weeks ended March 30, 2024:

	Thirteen weeks ended
	March 29, 2025			March 30, 2024
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$19,873	9,180	$2.16	$10,409	9,960	$1.05
Add: effect of dilutive common shares
Share-based awards	—	11		—	27
Class B Common Stock	4,477	2,068		2,162	2,068
Net effect of unvested participating shares	—	—		1	—
Net income per common share - diluted	$24,350	11,259	$2.16	$12,572	12,055	$1.04

For the thirteen weeks ended March 29, 2025, in accordance with the two-class method, weighted-average stock options to purchase 162,934 shares and 76,003 unvested share-based payments were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 40,103 shares of Class A Common Stock and 85,209 performance-based stock awards were outstanding as of March 29, 2025 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

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

I. Commitments and Contingencies

Contractual Obligations

As of March 29, 2025, projected cash outflows under non-cancellable contractual obligations are as follows:

Commitments
(in thousands)
Brand support	$68,863
Ingredients and packaging (excluding hops and malt)	55,605
Hops and malt	36,710
Equipment and machinery	32,822
Other	23,171
Total commitments	$217,171

The Company expects to pay $189.8 million of these obligations in the remainder of fiscal 2025, $18.4 million in fiscal 2026, $7.1 million in fiscal 2027, and $1.9 million in fiscal 2028 and thereafter. The commitment amounts exclude any impact related to the tariff programs announcement by the U.S. government as of April 2, 2025.

Table of Content

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 and 2022. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. The Court set a fact discovery deadline of November 25, 2024 with some discovery motions still pending. Expert discovery has begun and the Court has set an expert discovery deadline of May 30, 2025. Ardagh has filed a Motion for Partial Summary Judgment on certain liability issues. The Company anticipates submitting its response by April 24, 2025. The Court has not set a date for the Company’s anticipated summary judgment motion filings or trial. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously.

J. Income Taxes

The following table provides a summary of the income tax provision for the thirteen weeks ended March 29, 2025 and March 30, 2024:

	Thirteen weeks ended
	March 29, 2025	March 30, 2024
Effective tax rate	31.9%	33.0%

The decrease in the tax rate for the thirteen weeks ended March 29, 2025 as compared to the thirteen weeks ended March 30, 2024 is primarily due to a decrease in the negative impact of non-deductible stock compensation expense.

As of both March 29, 2025 and December 28, 2024, the Company had approximately $0.5 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 29, 2025 and December 28, 2024, the Company had approximately $0.1 million accrued for interest and penalties recorded in other liabilities.

The Company's federal income tax returns remain subject to examination for three years. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of March 29, 2025.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of March 29, 2025, no borrowings were outstanding. As of March 29, 2025 and December 28, 2024, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

Table of Content

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

As of March 29, 2025 and December 28, 2024, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 29, 2025 and December 28, 2024, the Company’s cash and cash equivalents balance was $152.5 million and $211.8 million, respectively, including money market funds amounting to $145.1 million and $203.1 million, respectively.

Non-Recurring Fair Value Measurement

The fair value as of the issuance date of the Company's note receivable is classified within Level 2 of the fair value hierarchy as the fair value was partially derived from publicly quoted inputs of market interest rates for a loan of similar terms, provisions, and maturity. See Note G for further discussion on the note receivable.

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors and upper management is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2024	209,794	$358.48
Granted	76,919	243.77
Outstanding at March 29, 2025	286,713	$327.70	6.09	$2,343
Exercisable at March 29, 2025	148,845	$348.83	3.77	$2,343
Vested and expected to vest at March 29, 2025	262,206	$333.56	5.77	$2,343

Of the total options outstanding as of March 29, 2025, 40,103 shares were performance-based options for which the performance criteria had yet to be achieved.

Table of Content

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2025
Expected Volatility	40.4%
Risk-free interest rate	4.3%
Expected Dividends	0.0%
Exercise factor	2.1
Discount for post-vesting restrictions	0.0%

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock units:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2024	164,551	$328.88
Granted	123,831	234.06
Vested	(39,998)	363.04
Forfeited	(22,018)	307.75
Non-vested at March 29, 2025	226,366	$273.03

Of the total non-vested shares as of March 29, 2025, 85,209 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2025, the Company granted a combined 111,580 shares of restricted stock units to certain officers, senior managers and key employees. Of the restricted stock units granted, 61,182 had performance-based vesting criteria. The remainder of restricted stock units granted on March 1, 2025 vest ratably over service periods of four years. Additionally, on March 1, 2025, employees elected to purchase a combined 12,251 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $243.77 and $145.64 per share, respectively.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended
	March 29, 2025	March 30, 2024
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$2,240	$2,466
Amounts included in general and administrative expenses	3,630	4,661
Total stock-based compensation expense	$5,870	$7,127

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

During the thirteen weeks ended March 29, 2025, the Company repurchased and subsequently retired 201,247 shares of its Class A Common Stock for an aggregate purchase price of $49.2 million. As of March 29, 2025, the Company had repurchased a cumulative total of approximately 15.1 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.2 billion and had approximately $378 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

Table of Content

N. Segment Reporting

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

The table below summarizes the Company’s measures of segment net income that the CODM considered in determining how to allocate resources and assess segment performance for the thirteen weeks ended March 29, 2025, and March 30, 2024

	Thirteen weeks ended
	March 29, 2025	March 30, 2024

Net revenue	$453,867	$426,052
Less:
Cost of goods sold	234,604	239,704
Salaries and benefits expenses	68,008	72,152
Advertising, promotional, and selling expenses (excluding salaries and benefits)	98,333	79,804
General and administrative expenses (excluding salaries and benefits)	19,146	18,703
Impairment of brewery assets	—	335
Interest income, net	(2,331)	(3,493)
Other expense, net	264	38
Income tax provision	11,431	6,212
Segment net income	$24,412	$12,597

O. Related Party Transactions

In 2019, as part of the merger with Dogfish Head, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten-year term is $3.6 million. Total related parties expense recognized related to the lease was $91,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024. Additionally, the Company incurred expenses of less than $25,000 to various other suppliers affiliated with the Dogfish Head founders during the thirteen weeks ended March 29, 2025 and March 30, 2024.

Table of Content

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week periods ended March 29, 2025, as compared to the thirteen week period ended March 30, 2024. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 29, 2025 compared to Thirteen Weeks Ended March 30, 2024

	Thirteen Weeks Ended (in thousands, except per barrel)
	March 29, 2025			March 30, 2024			Amount change	% change	Per barrel change
Barrels sold		1,677			1,592		85	5.3%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$453,867	$270.64	100.0%	$426,052	$267.55	100.0%	$27,815	6.5%	$3.09
Cost of goods	234,604	139.90	51.7%	239,704	150.53	56.3%	(5,100)	(2.1)%	(10.63)
Gross profit	219,263	130.74	48.3%	186,348	117.02	43.7%	32,915	17.7%	13.72
Advertising, promotional, and selling expenses	137,535	82.01	30.3%	120,275	75.53	28.2%	17,260	14.4%	6.48
General and administrative expenses	47,952	28.59	10.6%	50,384	31.64	11.8%	(2,432)	(4.8)%	(3.05)
Impairment of brewery assets	—	—	0.0%	335	0.21	0.1%	(335)	(100.0)%	(0.21)
Total operating expenses	185,487	110.60	40.9%	170,994	107.38	40.1%	14,493	8.5%	3.22
Operating income	33,776	20.14	7.4%	15,354	9.64	3.6%	18,422	120.0%	10.50
Other income	2,067	1.23	0.5%	3,455	2.17	0.8%	(1,388)	(40.2)%	(0.94)
Income before income tax provision	35,843	21.37	7.9%	18,809	11.81	4.4%	17,034	90.6%	9.56
Income tax provision	11,431	6.82	2.5%	6,212	3.90	1.5%	5,219	84.0%	2.92
Net income	$24,412	$14.55	5.4%	$12,597	$7.91	3.0%	$11,815	93.8%	$6.64

Net revenue. Net revenue increased by $27.8 million, or 6.5%, to $453.9 million for the thirteen weeks ended March 29, 2025, as compared to $426.1 million for the thirteen weeks ended March 30, 2024 primarily due to increased sales volume impacts of $22.7 million, and increased pricing impacts of $5.9 million.

Volume. Total shipment volume increased by 5.3% to 1,677,000 barrels for the thirteen weeks ended March 29, 2025, as compared to 1,592,000 barrels for the thirteen weeks ended March 30, 2024, primarily due to increases in Sun Cruiser, Hard MTN Dew and Twisted Tea brands partially offset by declines in the Truly brand.

The Company believes distributor inventory as of March 29, 2025 was at an appropriate level for each of its brands and averaged approximately five weeks on hand compared to four weeks on hand at the end of the fourth quarter of 2024 and four and a half weeks at the end of the first quarter of 2024.

Net revenue per barrel. Net revenue per barrel increased by 1.2% to $270.64 per barrel for the thirteen weeks ended March 29, 2025, as compared to $267.55 per barrel for the comparable period in 2024, primarily due to pricing.

Table of Content

Cost of goods sold. Cost of goods sold was $139.90 per barrel for the thirteen weeks ended March 29, 2025, as compared to $150.53 per barrel for the thirteen weeks ended March 30, 2024. The 2025 decrease in cost of goods sold of $10.63, or 7.1% per barrel was primarily due to contract renegotiations and recipe optimization savings of $9.9 million, or $5.91 per barrel, improved brewery efficiencies of $9.9 million, or $5.91 per barrel, decreases in inventory obsolescence of $2.4 million, or $1.43 per barrel, and lower third-party production payment amortization of $1.6 million, or $0.98 per barrel, partially offset by inflationary impacts of $6.1 million, or $3.64 per barrel.

Inflationary impacts of $6.1 million consist primarily of increased raw material costs of $4.2 million and increased internal brewery costs of $1.9 million.

Gross profit. Gross profit was $130.74 per barrel for the thirteen weeks ended March 29, 2025, as compared to $117.02 per barrel for the thirteen weeks ended March 30, 2024.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $17.3 million, or 14.4%, to $137.5 million for the thirteen weeks ended March 29, 2025, as compared to $120.3 million for the thirteen weeks ended March 30, 2024. Brand and selling costs increased by $15.7 million primarily due to increased investments in media and local marketing, and freight to distributors increased by $1.6 million primarily due to increased shipment volumes.

Advertising, promotional and selling expenses were 30.3% of net revenue, or $82.01 per barrel, for the thirteen weeks ended March 29, 2025, as compared to 28.2% of net revenue, or $75.53 per barrel, for the thirteen weeks ended March 30, 2024. This increase per barrel is primarily due to increased investments in media and local marketing. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses decreased by $2.4 million, or 4.8%, to $48.0 million for the thirteen weeks ended March 29, 2025, as compared to $50.4 million for the thirteen weeks ended March 30, 2024, primarily due to Chief Executive Officer transition costs incurred in the first quarter of 2024.

Impairment of brewery assets. There was no impairment of brewery assets during the thirteen weeks ended March 29, 2025.

Income tax provision. The Company's effective tax rate of 31.9% decreased from 33.0% in the prior year. The lower rate in the first quarter of 2025 was due to a decrease in the negative impact of non-deductible stock compensation expense.

Table of Content

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

Cash decreased to $152.5 million as of March 29, 2025 from $211.8 million as of December 28, 2024, primarily reflecting repurchases of the Company's Class A common stock, and purchases of property, plant, and equipment, partially offset by net cash provided by operating activities.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the thirteen weeks ended March 29, 2025 was comprised of net income of $24.4 million and non-cash items of $15.0 million, partially offset by a net outflows for operating assets and liabilities of $37.5 million. Cash used in operating activities for the thirteen weeks ended March 30, 2024 was comprised of net income of $12.6 million and non-cash items of $32.8 million, offset by net outflows for operating assets and liabilities of $50.3 million. The increase in cash provided by operating activities for the thirteen weeks ended March 29, 2025 compared to March 30, 2024 is primarily due to higher net income.

The Company used $9.8 million in investing activities during the thirteen weeks ended March 29, 2025, as compared to $35.7 million during the thirteen weeks ended March 30, 2024. The decrease in investing activity cash outflows is due to a $20.0 million note receivable issued in the prior year. For both periods, capital investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $51.4 million during the thirteen weeks ended March 29, 2025, as compared to $52.4 million during the thirteen weeks ended March 30, 2024. The financing activity cash outflows in 2025 and 2024 comprised mostly of the repurchases of the Company's Class A common stock in the period.

During the period from December 29, 2024 through April 18, 2025, the Company repurchased and subsequently retired 248,109 shares of its Class A Common Stock for an aggregate purchase price of $60.5 million. As of April 18, 2025, the Company had repurchased a cumulative total of approximately 15.1 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.2 billion and had approximately $367 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 29, 2025 of $152.5 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Company’s critical accounting policies during the three-month period ended March 29, 2025.

MARKET CONDITIONS AND TRENDS

Based on the information currently available and tariff programs announced by the U.S. government as of April 2, 2025, the Company estimates tariffs will have an unfavorable cost impact for the full year 2025 of approximately $20 to $30 million or $1.25 to $1.90 earnings per diluted share. These estimates include an unfavorable gross margin impact of between 50 to 100 basis points.

Table of Content

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.

Table of Content

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 28, 2024, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 29, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 29, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 29, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, refer to Note I of the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There has been no material change in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, with the exception of the addition of the following risk factor:

The Company may be adversely impacted by recently announced tariff programs

The Company sources some of its goods and services from countries impacted from the tariff programs announced by the U.S. government as of April, 2 2025 and expects these tariffs to have an adverse effect on the Company’s business and financial results during the 2025 fiscal year and possibly beyond. The Company has reviewed its supply chain and business and based on information currently available, the Company believes the primary impact of these tariffs will be higher costs of ingredients, packaging, promotional materials and capital equipment which are currently sourced from China, Mexico, Canada, Chile, United Kingdom and European Union. The Company has estimated the higher costs due to tariffs and the impact to its statement of operations in the 2025 fiscal year will be between $20 million and $30 million. These estimates could materially change and the Company will closely monitor the tariff environment and continue to evaluate and explore opportunities to mitigate these negative impacts but there is no guarantee that these efforts will be effective.

In addition, 6% of the Company’s revenue is from countries outside the United States with the majority of this revenue in Canada. The Company currently produces most of its Canadian volume in Canada and currently estimates that its supply chain in Canada is not expected to experience significantly higher costs due the recently announced tariff programs.

The Company’s U.S. and international businesses could also be negatively impacted if tariffs result in changes in consumer demand or cause currency related impacts. The Company’s estimate of the impact of tariff costs does not reflect any potential impacts of tariffs on consumer demand or currency related impacts.

Table of Content

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

As of April 18, 2025, the Company had repurchased a cumulative total of approximately 15.1 million shares of its Class A Common Stock for an aggregate purchase price of $1.2 billion and had $367 million remaining on the $1.6 billion share buyback expenditure limit set by the Board.

During the thirteen weeks ended March 29, 2025, the Company repurchased and subsequently retired 201,625 shares of its Class A Common Stock, including 378 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 29, 2024 - February 1, 2025	67,075	$265.00	66,968	$409,783
February 2, 2025 - March 1, 2025	65,019	235.84	65,011	394,450
March 2, 2025 - March 29, 2025	69,531	232.87	69,268	378,310
Total	201,625	$244.57	201,247	$378,310

As of April 18, 2025, the Company had 9.1 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended March 29, 2025 by an executive officer or director that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: April 24, 2025	/s/ Michael Spillane
Michael Spillane
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2025	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)