Form 10-Q
period 2025-06-28
BOSTON BEER CO INC
filed 2025-07-24
CIK 949870

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 18, 2025:

Class A Common Stock, $.01 par value	8,820,623
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

Table of Content

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 28, 2025

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 28, 2025	December 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$212,432	$211,819
Accounts receivable	92,831	61,423
Inventories	134,365	117,159
Prepaid expenses and other current assets	26,834	20,209
Income tax receivable	38	6,681
Total current assets	466,500	417,291
Property, plant, and equipment, net	591,031	616,242
Operating right-of-use assets	36,242	27,837
Goodwill	112,529	112,529
Intangible assets, net	15,600	16,446
Third-party production prepayments	9,322	14,473
Note receivable	10,888	16,738
Other assets	26,093	28,462
Total assets	$1,268,205	$1,250,018
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$112,674	$87,276
Accrued expenses and other current liabilities	139,863	138,618
Current operating lease liabilities	12,347	5,735
Total current liabilities	264,884	231,629
Deferred income taxes, net	55,286	65,803
Non-current operating lease liabilities	31,515	30,205
Other liabilities	4,181	6,194
Total liabilities	355,866	333,831
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 8,878,147 and 9,263,198 issued and outstanding as of June 28, 2025 and December 28, 2024 respectively	89	93
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at June 28, 2025 and December 28, 2024	21	21
Additional paid-in capital	687,416	676,454
Accumulated other comprehensive loss	(302)	(696)
Retained earnings	225,115	240,315
Total stockholders' equity	912,339	916,187
Total liabilities and stockholders' equity	$1,268,205	$1,250,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$625,425	$614,216	$1,106,782	$1,066,423
Less excise taxes	37,476	35,118	64,966	61,274
Net revenue	587,949	579,098	1,041,816	1,005,149
Cost of goods sold	295,431	312,640	530,035	552,343
Gross profit	292,518	266,458	511,781	452,806
Operating expenses:
Advertising, promotional, and selling expenses	159,713	144,224	297,249	264,499
General and administrative expenses	45,751	48,024	93,702	98,408
Impairment of brewery assets	4,985	3,395	4,985	3,731
Total operating expenses	210,449	195,643	395,936	366,638
Operating income	82,069	70,815	115,845	86,168
Other income, net:
Interest income, net	2,294	2,946	4,625	6,439
Other expense, net	(309)	(440)	(574)	(478)
Total other income, net	1,985	2,506	4,051	5,961
Income before income tax provision	84,054	73,321	119,896	92,129
Income tax provision	23,621	20,982	35,051	27,193
Net income	$60,433	$52,339	$84,845	$64,936
Net income per common share – basic	$5.45	$4.40	$7.59	$5.42
Net income per common share – diluted	$5.45	$4.39	$7.58	$5.41
Weighted-average number of common shares – basic	11,090	11,898	11,183	11,976
Weighted-average number of common shares – diluted	11,067	11,888	11,163	11,971
Net income	$60,433	$52,339	$84,845	$64,936
Other comprehensive income (loss):
Foreign currency translation adjustment	245	(59)	394	(221)
Total other comprehensive income (loss)	245	(59)	394	(221)
Comprehensive income	$60,678	$52,280	$85,239	$64,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 28, 2025	June 29, 2024
Cash flows provided by operating activities:
Net income	$84,845	$64,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,178	46,983
Impairment of brewery assets	4,985	3,731
Gain on sale of property, plant, and equipment	(42)	(22)
Change in right-of-use assets	(8,405)	3,608
Stock-based compensation expense	10,924	11,008
Deferred income taxes	(10,517)	187
Other non-cash expense	(20)	296
Changes in operating assets and liabilities:
Accounts receivable	(31,388)	(58,751)
Inventories	(17,404)	(31,566)
Prepaid expenses, income tax receivable, and other current assets	18	(6,977)
Third-party production prepayments	5,151	9,303
Other assets	8,417	3,390
Accounts payable	25,449	29,487
Accrued expenses, income taxes payable and other liabilities	3,305	20,045
Operating lease liabilities	7,923	(4,542)
Net cash provided by operating activities	128,419	91,116
Cash flows used in investing activities:
Cash paid for note receivable	—	(20,000)
Purchases of property, plant, and equipment	(24,156)	(36,090)
Proceeds from disposal of property, plant, and equipment	42	23
Net cash used in investing activities	(24,114)	(56,067)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(101,617)	(112,958)
Proceeds from exercise of stock options and sale of investment shares	833	2,179
Cash paid on finance leases	(848)	(1,062)
Payment of tax withholding on stock-based payment awards and investment shares	(2,060)	(2,404)
Net cash used in financing activities	(103,692)	(114,245)
Change in cash and cash equivalents	613	(79,196)
Cash and cash equivalents at beginning of period	211,819	298,491
Cash and cash equivalents at end of period	$212,432	$219,295
Supplemental disclosure of cash flow information:
Income tax payment, net	$22,661	$12,164
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$6,656	$5,315
Operating cash outflows from finance leases	$80	$124
Financing cash outflows from finance leases	$848	$1,062
Right-of-use assets obtained in exchange for operating lease obligations	$13,630	$-
Right-of-use-assets obtained in exchange for finance lease obligations	$-	$2,017
Decrease in accounts payable and accrued expenses for purchases of property, plant, and equipment	$(50)	$(3,169)
(Decrease) increase in accrued expenses for non-cash financing activity – accrued excise taxes on share repurchases	$(1,399)	$944
Non-cash investing activity - reduction in accrued expenses and notes receivable	$6,008	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024

(in thousands)

(unaudited)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187
Net income							24,412	24,412
Stock options exercised and restricted shares activities	32	0			10			10
Stock-based compensation expense					5,870			5,870
Repurchase and retirement of Class A Common Stock	(202)	(2)					(49,616)	(49,618)
Foreign currency translation adjustment						149		149
Balance at March 29, 2025	9,093	$91	2,068	$21	$682,334	$(547)	$215,111	$897,010
Net income							60,433	60,433
Stock options exercised and restricted shares activities	2	0			28			28
Stock-based compensation expense					5,054			5,054
Repurchase and retirement of Class A Common Stock	(217)	(2)					(50,429)	(50,431)
Foreign currency translation adjustment						245		245
Balance at June 28, 2025	8,878	$89	2,068	$21	$687,416	$(302)	$225,115	$912,339

Table of Content

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							12,597	12,597
Stock options exercised and restricted shares activities	24	0			(482)			(482)
Stock-based compensation expense					7,127			7,127
Repurchase and retirement of Class A Common Stock	(148)	(1)					(50,280)	(50,281)
Foreign currency translation adjustment						(162)		(162)
Balance at March 30, 2024	9,909	$99	2,068	$21	$662,942	$(219)	$383,885	$1,046,728
Net income							52,339	52,339
Stock options exercised and restricted shares activities	8	0			1,266			1,266
Stock-based compensation expense					3,881			3,881
Repurchase and retirement of Class A Common Stock	(221)	(2)					(63,618)	(63,620)
Foreign currency translation adjustment						(59)		(59)
Balance at June 29, 2024	9,696	$97	2,068	$21	$668,089	$(278)	$372,606	$1,040,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the tradenames “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", "Sun Cruiser Beverage Co.", "American Fermentation Company LLC", and "Sinless Spirits Company".

The accompanying unaudited condensed consolidated balance sheet as of June 28, 2025, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 28, 2025 and June 29, 2024, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 28, 2025 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 28, 2025 and June 29, 2024, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

In November 2024, the FASB issued ASU 2024-03—Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (SubTopic 220-40): Disaggregation of Income Statement Expenses. This ASU was issued to address investor requests for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This ASU is effective for public entities for annual periods beginning after December 15, 2026. Early adoption is permitted. ASU 2024-03 will be effective for the Company in the first quarter of its fiscal year ending December 25, 2027. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

Table of Content

C. Revenue Recognition

The breakdown of revenue during the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shipments to domestic distributors	93%	94%	94%	94%
Shipments to international distributors	6%	5%	5%	5%
Sales at retail locations	1%	1%	1%	1%
	100%	100%	100%	100%

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of title of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 28, 2025 and December 28, 2024, the Company has deferred $19.9 million and $11.3 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $21.6 million and $33.9 million for the thirteen and twenty-six weeks ended June 28, 2025, respectively, and $20.1 million and $30.3 million for the thirteen and twenty-six weeks ended June 29, 2024, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)		(in thousands)
Amount recorded as a reduction to net revenue	$10,152	$8,046	$18,946	$13,714
Amount recorded as advertising, promotional and selling expenses	4,955	5,485	9,089	9,260
Total customer programs and incentives	$15,107	$13,531	$28,035	$22,974

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

Table of Content

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

	June 28, 2025	December 28, 2024
	(in thousands)
Current inventory:
Raw materials	$49,326	$48,321
Work in process	24,715	18,878
Finished goods	60,324	49,960
Total current inventory	134,365	117,159
Long term inventory	6,274	6,076
Total inventory	$140,639	$123,235

As of June 28, 2025 and December 28, 2024, the Company has recorded inventory obsolescence reserves of $14.9 million and $16.3 million, respectively.

E. Goodwill and Intangible Assets

Goodwill. No impairment of goodwill was recorded in any period.

Intangible assets. The Company’s intangible assets as of June 28, 2025 and December 28, 2024 were as follows:

		As of June 28, 2025			As of December 28, 2024
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)			(in thousands)
Customer relationships	15	$3,800	$(1,520)	$2,280	$3,800	$(1,394)	$2,406
Trademarks	10	14,400	(1,080)	13,320	14,400	(360)	14,040
Total intangible assets, net		$18,200	$(2,600)	$15,600	$18,200	$(1,754)	$16,446

Amortization expense in the thirteen and twenty-six weeks ended June 28, 2025 was approximately $0.4 million and $0.8 million. The Company expects to record future amortization expense as follows:

Fiscal Year	Amount (in thousands)
2025	847
2026	1,693
2027	1,693
2028	1,693
2029	1,693
2030	1,693
Thereafter	6,288
Total amortization expense	$15,600

Table of Content

F. Third-Party Production Payments

During the thirteen and twenty-six weeks ended June 28, 2025, the Company produced approximately 76% and 80%, respectively, of its domestic volume at Company-owned production facilities. During the thirteen and twenty-six weeks ended June 29, 2024, the Company produced approximately 69% and 75%, respectively, of its domestic volume at Company-owned production facilities. In the normal course of its business, the Company has historically entered into various production arrangements with other beverage companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

The Company currently has production services agreements with subsidiaries of City Brewing Company, LLC (“City Brewing”). During the thirteen and twenty-six weeks ended June 28, 2025, City Brewing supplied approximately 24% and 20%, respectively, of the Company’s domestic shipment volume. During the thirteen and twenty-six weeks ended June 29, 2024, City Brewing supplied approximately 31% and 25%, respectively, of the Company’s domestic shipment volume. In accordance with the production services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements. Currently, certain of these production services agreements expire on December 31, 2025 and others on December 31, 2028. The Company has the contractual right to extend its agreements with City Brewing beyond the current termination dates on an annual basis through December 31, 2035. During the twenty-six weeks ended June 28, 2025 and June 29, 2024, third-party production prepayment expense was $5.2 million and $10.4 million, respectively. The remaining net book value of these third-party production prepayments is $9.3 million as of June 28, 2025 of which $5.2 million is expected to be expensed to cost of goods sold during the remainder of 2025, with the balance expected to be expensed thereafter.

These City Brewing agreements include a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met.

In January of 2024, the Company and City Brewing entered into a Loan and Security agreement at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be repaid to the Company subject to annual repayment limits. As of June 28, 2025, the balance of the note receivable was $10.9 million and the final maturity date is December 31, 2028.

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks and twenty-six weeks ended June 28, 2025, the Company incurred $5.7 million and $6.5 million, respectively, in shortfall fees. During the thirteen weeks and twenty-six weeks ended June 29, 2024, the Company incurred $3.0 million and $4.0 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $33 million of shortfall fees in the future with $11 million forecasted to be expensed in the remainder of 2025 and $22 million expected to be expensed in future years thereafter, primarily in 2026.

As of June 28, 2025, if volume for the remaining term of the production arrangements was zero, the total contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $33 million with $21 million due in the remainder of 2025 and $12 million due in future years thereafter.

The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred.

Table of Content

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

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $0.7 million as of June 28, 2025. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

As of June 28, 2025, the Company had $10.9 million fair value remaining on the note receivable.

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

Table of Content

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$60,433	$52,339	$84,845	$64,936
Allocation of net income for basic:
Class A Common Stock	$48,993	$43,116	$68,927	$53,575
Class B Common Stock	11,269	9,097	15,689	11,213
Unvested participating shares	171	126	229	148
	$60,433	$52,339	$84,845	$64,936
Weighted average number of shares for basic:
Class A Common Stock	8,990	9,801	9,086	9,881
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	32	29	29	27
	11,090	11,898	11,183	11,976
Net income per share for basic:
Class A Common Stock	$5.45	$4.40	$7.59	$5.42
Class B Common Stock	$5.45	$4.40	$7.59	$5.42

Table of Content

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen and twenty-six weeks ended June 28, 2025 and for the thirteen and twenty-six weeks ended June 29, 2024:

	Thirteen weeks ended
	June 28, 2025			June 29, 2024
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$48,993	8,990	$5.45	$43,116	9,801	$4.40
Add: effect of dilutive common shares
Share-based awards	—	9		—	19
Class B Common Stock	11,269	2,068		9,097	2,068
Net effect of unvested participating shares	—	—		—	—
Net income per common share - diluted	$60,262	11,067	$5.45	$52,213	11,888	$4.39

	Twenty-six weeks ended
	June 28, 2025			June 29, 2024
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$68,927	9,086	$7.59	$53,575	9,881	$5.42
Add: effect of dilutive common shares
Share-based awards	—	9		—	22
Class B Common Stock	15,689	2,068		11,213	2,068
Net effect of unvested participating shares	—	—		-	—
Net income per common share - diluted	$84,616	11,163	$7.58	$64,788	11,971	$5.41

For the thirteen and twenty-six weeks ended June 28, 2025, in accordance with the two-class method, weighted-average stock options to purchase 199,197 and 184,176 shares, respectively, were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 36,929 shares of Class A Common Stock were outstanding as of June 28, 2025 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

For the thirteen weeks and twenty-six weeks ended June 29, 2024, in accordance with the two-class method, weighted-average stock options to purchase 135,712 and 123,653 shares, respectively, were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 10,843 shares of Class A Common Stock were outstanding as of June 29, 2024 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

.

Table of Content

I. Commitments and Contingencies

Contractual Obligations

As of June 28, 2025, projected cash outflows under non-cancellable contractual obligations are as follows:

Commitments
(in thousands)
Brand support	$102,034
Ingredients and packaging (excluding hops and malt)	53,576
Hops and malt	39,554
Equipment and machinery	29,730
Other	27,560
Total commitments	$252,454

The Company expects to pay $168.8 million of these obligations in the remainder of fiscal 2025, $27.1 million in fiscal 2026, $14.2 million in fiscal 2027, and $42.3 million in fiscal 2028 and thereafter. The commitment amounts exclude any impact related to the tariff programs announcement by the U.S. government to date.

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed or would fail to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 to 2026. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. The Court set a fact discovery deadline of November 25, 2024 with some discovery motions still pending. The Court also set an expert discovery deadline of May 30, 2025. Ardagh has filed a Motion for Partial Summary Judgment on certain liability issues. The Company also has filed a Motion for Partial Summary judgment on certain liability and damage issues. Briefing on the Company's Motion for Partial Summary Judgment is expected to be complete on August 4, 2025. The Court has not set a date for expert motion filings or trial. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously.

Table of Content

J. Income Taxes

The following table provides a summary of the income tax provision for the thirteen weeks and twenty-six weeks ended June 28, 2025 and June 29, 2024:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Effective tax rate	28.1%	28.6%	29.2%	29.5%

The decrease in the tax rate for the thirteen and twenty-six weeks ended June 28, 2025 as compared to the thirteen and twenty-six weeks ended June 29, 2024 is primarily due to a change in the impact of non-deductible stock compensation expense.

As of both June 28, 2025 and December 28, 2024, the Company had approximately $0.5 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 28, 2025 and December 28, 2024, the Company had approximately $0.1 million accrued for interest and penalties recorded in other liabilities.

The Company's federal income tax returns remain subject to examination for three years. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of June 28, 2025.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”). Under ASU 2023-09—Income Taxes (Topic 740) entities are required to recognize the effects of new income tax legislation in the interim period in which the law was enacted, which for the Company will be the thirteen weeks ending September 27, 2025. The Company is currently evaluating the impact this legislation will have on its consolidated financial statements.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of June 28, 2025, no borrowings were outstanding. As of June 28, 2025 and December 28, 2024, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

As of June 28, 2025 and December 28, 2024, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 28, 2025 and December 28, 2024, the Company’s cash and cash equivalents balance was $212.4 million and $211.8 million, respectively, including money market funds amounting to $203.8 million and $203.1 million, respectively.

Non-Recurring Fair Value Measurement

The fair value as of the issuance date of the Company's note receivable is classified within Level 2 of the fair value hierarchy as the fair value was partially derived from publicly quoted inputs of market interest rates for a loan of similar terms, provisions, and maturity. See Note G for further discussion on the note receivable.

Table of Content

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Equity Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2024	209,794	$358.48
Granted	80,195	243.63
Exercised	-	-
Forfeited/ Expired	(2,820)	262.25
Outstanding at June 28, 2025	287,169	$327.35	5.94	$514
Exercisable at June 28, 2025	149,301	$348.09	3.73	$514
Vested and expected to vest at June 28, 2025	262,662	$333.17	5.63	$514

Of the total options outstanding as of June 28, 2025, 40,103 shares were performance-based options for which the performance criteria had yet to be achieved.

On March 1, 2025, the Company granted options to purchase an aggregate of 76,919 shares of the Company’s Class A Common Stock to certain officers and other members of senior management. These options have a weighted average fair value and exercise price per share of $117.00 and $243.77, respectively.

On May 14, 2025, the Company granted options to purchase an aggregate of 3,276 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. All of the options vested immediately on the date of the grant. These options have a fair value and exercise price per share of $119.06 and $240.26, respectively.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2025
Expected Volatility	40.4%
Risk-free interest rate	4.3%
Expected Dividends	0.0%
Exercise factor	2.1
Discount for post-vesting restrictions	0.0%

Table of Content

Non-Vested Shares Activity

Information related to vesting activities of restricted stock units and investment share program under the Restated Employee Equity Incentive Plan and restricted stock units under the Equity Plan for Non-Employee Directors is summarized as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2024	164,551	$328.88
Granted	125,457	234.14
Vested	(42,120)	358.39
Forfeited	(23,336)	304.64
Non-vested at June 28, 2025	224,552	$272.94

Of the total non-vested shares as of June 28, 2025, 85,209 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2025, the Company granted a combined 111,580 shares of restricted stock units to certain officers, other member of senior management and key employees. Of the restricted stock units granted, 61,182 had performance-based vesting criteria. The remainder of restricted stock units granted on March 1, 2025 vest ratably over service periods of four years. Additionally, on March 1, 2025, employees elected to purchase a combined 12,251 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $243.77 and $145.64 per share, respectively.

On May 14, 2025, the Company granted a combined 1,626 shares of restricted stock units to the Company’s non-employee Directors, of which all shares vest one year from the grant date. The fair value of the restricted stock units was $240.26 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,764	$1,465	$4,005	$3,930
Amounts included in general and administrative expenses	3,290	2,416	6,919	7,078
Total stock-based compensation expense	$5,054	$3,881	$10,924	$11,008

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

During the thirteen and twenty-six weeks ended June 28, 2025, the Company repurchased and subsequently retired 217,426 and 418,673 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $49.9 million and $99.1 million, respectively. As of June 28, 2025, the Company had repurchased a cumulative total of approximately 15.3 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.27 billion and had approximately $328 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

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

The table below summarizes the Company’s measures of segment net income that the CODM considered in determining how to allocate resources and assess segment performance for the thirteen and twenty-six weeks ended June 28, 2025, and June 29, 2024

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(in thousands)		(in thousands)
Net revenue	$587,949	$579,098	$1,041,816	$1,005,149
Less:
Cost of goods sold	295,431	312,640	530,035	552,343
Salaries and benefits expenses	58,739	63,155	126,747	135,305
Advertising, promotional, and selling expenses (excluding salaries and benefits)	124,359	106,373	222,693	186,177
General and administrative expenses (excluding salaries and benefits)	22,366	22,720	41,511	41,425
Impairment of brewery assets	4,985	3,395	4,985	3,731
Interest income, net	(2,294)	(2,946)	(4,625)	(6,439)
Other expense, net	309	440	574	478
Income tax provision	23,621	20,982	35,051	27,193
Segment net income	$60,433	$52,339	$84,845	$64,936

O. Related Party Transactions

In 2019, as part of the merger with Dogfish Head, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten-year term is $3.6 million. Total related parties expense recognized related to the lease was $91,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024. Additionally, the Company incurred expenses of less than $25,000 to various other suppliers affiliated with the Dogfish Head founders during the thirteen weeks ended June 28, 2025 and June 29, 2024. Total related parties expense recognized related to the lease was $183,000 for the twenty-six weeks ended June 28, 2025 and June 29, 2024. Additionally, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders during the twenty-six weeks ended June 28, 2025 and July 29, 2024.

Table of Content

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week periods ended June 28, 2025, as compared to the thirteen and twenty-six week period ended June 29, 2024. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 28, 2025 compared to Thirteen Weeks Ended June 29, 2024

	Thirteen Weeks Ended (in thousands, except per barrel)
	June 28, 2025			June 29, 2024			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		2,144			2,162		(18)	(0.8)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$587,949	$274.23	100.0%	$579,098	$267.85	100.0%	$8,851	1.5%	$6.38	2.4%
Cost of goods	295,431	137.79	50.2%	312,640	144.61	54.0%	(17,209)	(5.5)%	(6.82)	(4.7)%
Gross profit	292,518	136.44	49.8%	266,458	123.24	46.0%	26,060	9.8%	13.20	10.7%
Advertising, promotional, and selling expenses	159,713	74.49	27.2%	144,224	66.71	24.9%	15,489	10.7%	7.78	11.7%
General and administrative expenses	45,751	21.34	7.8%	48,024	22.21	8.3%	(2,273)	(4.7)%	(0.87)	(3.9)%
Impairment of brewery assets	4,985	2.33	0.8%	3,395	1.57	0.6%	1,590	46.8%	0.76	48.4%
Total operating expenses	210,449	98.16	35.8%	195,643	90.49	33.8%	14,806	7.6%	7.67	8.5%
Operating income	82,069	38.28	14.0%	70,815	32.75	12.2%	11,254	15.9%	5.53	16.9%
Other income	1,985	0.93	0.3%	2,506	1.16	0.4%	(521)	(20.8)%	(0.23)	(19.8)%
Income before income tax provision	84,054	39.21	14.3%	73,321	33.91	12.7%	10,733	14.6%	5.30	15.6%
Income tax provision	23,621	11.02	4.0%	20,982	9.70	3.6%	2,639	12.6%	1.32	13.6%
Net income	$60,433	$28.19	10.3%	$52,339	$24.21	9.0%	$8,094	15.5%	$3.98	16.4%

Net revenue. Net revenue increased by $8.9 million, or 1.5%, to $587.9 million for the thirteen weeks ended June 28, 2025, as compared to $579.1 million for the thirteen weeks ended June 29, 2024 primarily due to increased pricing of $7.1 million, and favorable product mix of $6.8 million, partially offset by decreased sales volume impacts of $5.0 million.

Volume. Total shipment volume decreased by 0.8% to 2,144,000 barrels for the thirteen weeks ended June 28, 2025, as compared to 2,162,000 barrels for the thirteen weeks ended June 29, 2024, primarily due to declines in Truly Hard Seltzer and Samuel Adams brands that were only partially offset by growth in the Company’s Sun Cruiser and Dogfish Head brands.

The Company believes distributor inventory as of June 28, 2025 were at appropriate levels and averaged approximately four and one half weeks on hand which is within our target wholesaler inventory levels of four to five weeks for our peak summer season. At the end of June 2024 wholesaler inventory levels were below target at three and one half weeks due to not fully shipping into improving demand in the latter weeks of June 2024

Net revenue per barrel. Net revenue per barrel increased by 2.4% to $274.23 per barrel for the thirteen weeks ended June 28, 2025, as compared to $267.85 per barrel for the comparable period in 2024, primarily due to increased pricing and favorable product mix.

Table of Content

Cost of goods sold. Cost of goods sold was $137.79 per barrel for the thirteen weeks ended June 28, 2025, as compared to $144.61 per barrel for the thirteen weeks ended June 29, 2024. The 2025 decrease in cost of goods sold of $6.82, or 4.7% per barrel was primarily due to improved brewery efficiencies of $13.9 million, or $6.48 per barrel, contract renegotiations and recipe optimization savings of $10.5 million, or $4.90 per barrel, and lower third-party production costs of $2.4 million, or $1.12 per barrel, partially offset by inflationary impacts of $8.5 million, or $3.97 per barrel and increases in inventory obsolescence of $3.7 million, or $1.73 per barrel.

Inflationary impacts of $8.5 million consist primarily of increased raw material costs of $7.2 million, inclusive of $2.6 million impact from tariffs, and increased internal brewery costs of $1.3 million.

Gross profit. Gross profit was $136.44 per barrel for the thirteen weeks ended June 28, 2025, as compared to $123.24 per barrel for the thirteen weeks ended June 29, 2024.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $15.5 million, or 10.7%, to $159.7 million for the thirteen weeks ended June 28, 2025, as compared to $144.2 million for the thirteen weeks ended June 29, 2024. Brand and selling costs increased by $16.4 million primarily due to increased brand investments in media. Freight to distributors decreased by $0.9 million primarily due to decreased shipment volumes.

Advertising, promotional and selling expenses were 27.2% of net revenue, or $74.49 per barrel, for the thirteen weeks ended June 28, 2025, as compared to 24.9% of net revenue, or $66.71 per barrel, for the thirteen weeks ended June 29, 2024. This increase per barrel is primarily due to increased brand media investments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses decreased by $2.3 million, or 4.7%, to $45.8 million for the thirteen weeks ended June 28, 2025, as compared to $48.0 million for the thirteen weeks ended June 29, 2024, primarily due to a decrease in salaries and benefits costs including lower incentive compensation.

Impairment of brewery assets. Impairment of brewery assets of $5.0 million increased by $1.6 million from the comparable period of 2024, due to higher write-offs of equipment at third party and Company-owned production facilities.

Income tax provision. The Company's effective tax rate of 28.1% decreased from 28.6% in the prior year. The lower rate in the second quarter of 2025 was due to a change in the impact of non-deductible stock compensation expense.

Table of Content

Twenty-Six Weeks Ended June 28, 2025 compared to Twenty-Six Weeks Ended June 29, 2024

	Twenty-Six Weeks Ended (in thousands, except per barrel)
	June 28, 2025			June 29, 2024			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		3,820			3,754		66	1.7%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,041,816	$272.73	100.0%	$1,005,149	$267.73	100.0%	$36,667	3.6%	$5.00	1.9%
Cost of goods	530,035	138.75	50.9%	552,343	147.12	55.0%	(22,308)	(4.0)%	(8.37)	(5.7)%
Gross profit	511,781	133.98	49.1%	452,806	120.61	45.0%	58,975	13.0%	13.37	11.1%
Advertising, promotional, and selling expenses	297,249	77.81	28.5%	264,499	70.45	26.3%	32,750	12.4%	7.36	10.4%
General and administrative expenses	93,702	24.53	9.0%	98,408	26.21	9.8%	(4,706)	(4.8)%	(1.68)	(6.4)%
Impairment of brewery assets	4,985	1.30	0.5%	3,731	0.99	0.4%	1,254	33.6%	0.31	31.3%
Total operating expenses	395,936	103.64	38.0%	366,638	97.65	36.5%	29,298	8.0%	5.99	6.1%
Operating income	115,845	30.34	11.1%	86,168	22.96	8.6%	29,677	34.4%	7.38	32.1%
Other income	4,051	1.06	0.4%	5,961	1.59	0.6%	(1,910)	(32.0)%	(0.53)	(33.3)%
Income before income tax provision	119,896	31.40	11.5%	92,129	24.55	9.2%	27,767	30.1%	6.85	27.9%
Income tax provision	35,051	9.18	3.4%	27,193	7.24	2.7%	7,858	28.9%	1.94	26.8%
Net income	$84,845	$22.22	8.1%	$64,936	$17.31	6.5%	$19,909	30.7%	$4.91	28.4%

Net revenue. Net revenue increased by $36.7 million, or 3.6%, to $1.042 billion for the twenty-six weeks ended June 28, 2025, as compared to $1.005 billion for the twenty-six weeks ended June 29, 2024, primarily due to increased volume of $17.6 million, increased pricing of $12.2 million, and favorable product mix of $8.3 million.

Volume. Total shipment volume increased by 1.7% to 3,820,000 barrels for the twenty-six weeks ended June 28, 2025, as compared to 3,754,000 barrels for the twenty-six weeks ended June 29, 2024, primarily due to increases in Sun Cruiser and Twisted Tea brands that were partially offset by declines in Truly Hard Seltzer and Samuel Adams brands.

Net revenue per barrel. Net revenue per barrel increased by 1.9% to $272.73 per barrel for the twenty-six weeks ended June 28, 2025, as compared to $267.73 per barrel for the comparable period in 2024, primarily due to pricing and favorable product mix.

Cost of goods sold. Cost of goods sold was $138.75 per barrel for the twenty-six weeks ended June 28, 2025, as compared to $147.12 per barrel for the twenty-six weeks ended June 29, 2024. The 2025 decrease in cost of goods sold of $8.37, or 5.7% per barrel was primarily due to improved brewery efficiencies of $23.8 million, or $6.23 per barrel, contract renegotiations and recipe optimization savings of $20.4 million, or $5.34 per barrel, and lower third-party production costs of $4.0 million, or $1.06 per barrel, partially offset by inflationary impacts of $14.6 million, or $3.82 per barrel and increases in inventory obsolescence of $1.3 million, or $0.34 per barrel.

Inflationary impacts of $14.6 million consist primarily of increased raw material costs of $11.4 million, inclusive of $2.6 million impact from tariffs, and increased internal brewery costs of $3.2 million.

Gross profit. Gross profit was $133.98 per barrel for the twenty-six weeks ended June 28, 2025, as compared to $120.61 per barrel for the twenty-six weeks ended June 29, 2024.

Table of Content

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $32.8 million, or 12.4%, to $297.2 million for the twenty-six weeks ended June 28, 2025, as compared to $264.5 million for twenty-six weeks ended June 29, 2024. Brand and selling costs increased by $32.1 million primarily due to increased brand investments in media. Freight to distributors increased by $0.7 million primarily due to increased shipment volumes.

Advertising, promotional and selling expenses were 28.5% of net revenue, or $77.81 per barrel, for the twenty-six weeks ended June 28, 2025, as compared to 26.3% of net revenue, or $70.45 per barrel, for the twenty-six weeks ended June 29, 2024. This increase per barrel is primarily due to increase in brand and media spend. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative expenses. General and administrative expenses decreased by $4.7 million, or 4.8%, to $93.7 million for the twenty-six weeks ended June 28, 2025, as compared to $98.4 million for the twenty-six weeks ended June 29, 2024, primarily due to a decrease in salaries and benefits costs including lower incentive compensation.

Impairment of brewery assets. Impairment of brewery assets of $5.0 million increased by $1.3 million from the comparable period of 2024, due to higher write-offs of equipment at third party and Company-owned production facilities.

Income tax provision. The Company’s effective tax rate of 29.2% decreased from 29.5% in the prior year. The decrease is primarily due to a change in the impact of non-deductible stock compensation expense.

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

Cash increased to $212.4 million as of June 28, 2025 from $211.8 million as of December 28, 2024, primarily reflecting cash provided by operating activities and partially offset by the repurchases of the Company's Class A common stock.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 28, 2025 was comprised of net income of $84.8 million and non-cash items of $42.1 million, partially offset by net outflows for operating assets and liabilities of $1.5 million. Cash provided by operating activities for the twenty-six weeks ended June 29, 2024 was comprised of net income of $64.9 million and non-cash items of $65.8 million, partially offset by net a net increase in operating assets and liabilities of $39.6 million. The increase in cash provided by operating activities for the twenty-six weeks ended June 28, 2025 compared to June 29, 2024 is primarily due to higher net income and lower accounts receivable and inventory balances as of June, 28, 2025 when compared to June 29, 2024.

The Company used $24.1 million in investing activities during the twenty-six weeks ended June 28, 2025, as compared to $56.1 million during the twenty-six weeks ended June 29, 2024. The decrease in investing activity cash outflows is due to a $20.0 million note receivable issued in the prior year. For both periods, capital investments were made mostly in the Company’s production facilities to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $103.7 million during the twenty-six weeks ended June 28, 2025, as compared to $114.2 million during the twenty-six weeks ended June 29, 2024. The financing activity cash outflows in 2025 and 2024 comprised mostly of the repurchases of the Company's Class A common stock in the period.

During the period from December 29, 2024 through July 18, 2025, the Company repurchased and subsequently retired 476,380 shares of its Class A Common Stock for an aggregate purchase price of $110.5 million. As of July 18, 2025, the Company had repurchased a cumulative total of approximately 15.4 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.28 billion and had approximately $317 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of June 28, 2025 of $212.4 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Table of Content

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Company’s critical accounting policies during the thirteen weeks and twenty-six weeks ended June 28, 2025.

MARKET CONDITIONS AND TRENDS

Based on the information currently available and tariff programs announced by the U.S. government as of July 18, 2025, the Company estimates tariffs will have an unfavorable cost impact for the full year 2025 of approximately $15 to $20 million or $0.96 to $1.28 earnings per diluted share. These estimates include an unfavorable gross margin impact of between 70 to 100 basis points.

During the thirteen weeks and twenty-six weeks ended June 28, 2025, the Company incurred $3.0 million in tariff costs, of which $2.6 million impacted gross margin.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.

Table of Content

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 28, 2024, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of June 28, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 28, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may be adversely impacted by recently announced tariff programs

The Company sources some of its goods and services from countries impacted from the tariff programs announced by the U.S. government and expects these tariffs to have an adverse effect on the Company’s business and financial results during the 2025 fiscal year and possibly beyond. The Company has reviewed its supply chain and business and based on information currently available, the Company believes the primary impact of these tariffs will be higher costs of ingredients, packaging, promotional materials and capital equipment which are currently sourced from Canada, European Union, China, and Mexico. The Company has estimated the higher costs due to tariffs and the impact to its statement of operations in the 2025 fiscal year will be between $15 million and $20 million. These estimates could materially change and the Company will closely monitor the tariff environment and continue to evaluate and explore opportunities to mitigate these negative impacts but there is no guarantee that these efforts will be effective.

In addition, 6% of the Company’s revenue is from countries outside the United States with the majority of this revenue in Canada. The Company currently produces most of its Canadian volume in Canada and currently estimates that its supply chain in Canada is not expected to experience significantly higher costs due to the recently announced tariff programs.

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

Table of Content

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Company's Board of Directors ("the Board") authorized the Company's share repurchase program. In October 2024, the Board authorized an increase in the share repurchase expenditure limit set for the program from $1.2 billion to $1.6 billion. The Board did not specify a date upon which the authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.

As of July 18, 2025, the Company had repurchased a cumulative total of approximately 15.4 million shares of its Class A Common Stock for an aggregate purchase price of $1.28 billion and had $317 million remaining on the $1.6 billion share repurchase expenditure limit set by the Board.

During the twenty-six weeks ended June 28, 2025, the Company repurchased and subsequently retired 419,329 shares of its Class A Common Stock, including 656 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 29, 2024 - February 1, 2025	67,075	$265.00	66,968	$409,783
February 2, 2025 - March 1, 2025	65,019	235.84	65,011	394,450
March 2, 2025 - March 29, 2025	69,531	232.87	69,268	378,310
March 30, 2025 - May 3, 2025	79,815	241.65	79,728	359,044
May 4, 2025 - May 31, 2025	63,971	239.62	63,970	343,714
June 1, 2025 - June 28, 2025	73,918	207.69	73,728	328,383
Total	419,329	$236.72	418,673	$328,383

As of July 18, 2025, the Company had 8.8 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended June 28, 2025 by an executive officer or director that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement, except as follows:

Name and Title	Date of Adoption of Plan	Duration of Plan	Aggregate Number of Shares to Be Purchased or Sold Pursuant to Plan	Description of the Material Terms of the Rule 10b5-1 Trading Arrangement
Vice President, Finance & Chief Accounting Officer Matthew D. Murphy	May 5, 2025	August 4, 2025-December 31, 2025	4,155	Vested options to be exercised and sold over the duration of the plan

Table of Content

Item 6. EXHIBITS

Exhibit No.	Title

3.1	Amended and Restated By-Laws of the Company, dated June 2, 1998 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on August 10, 1998).

3.2	Restated Articles of Organization of the Company, dated November 17, 1995, as amended August 4, 1998 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 10, 1998).

10.1	Offer Letter to Michael Spillane, Chief Executive Officer dated February 23, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 24, 2024.)

10.2	Offer Letter to Diego Reynoso, Chief Finance Officer dated July 21, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 24, 2023.)

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
*104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed with this report

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: July 24, 2025	/s/ Michael Spillane
Michael Spillane
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2025	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)